Form 10-K405
ENNIS BUSINESS FORMS INC
filed 1995-05-25
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For the fiscal year ending February 28, 1995   Commission File No. 1-5807


                         ENNIS BUSINESS FORMS, INC.
          (Exact name of registrant as specified in its charter)

        Texas                                             75-0256410
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

 107 N. Sherman Street, Ennis, Texas                        75119
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code
(214) 875-6581

Securities registered pursuant to Section 12(b) of the Act:

                               Number of Shares
                               Outstanding           Name of each exchange
      Title of each class      February 28, 1995       on which registered


Common Stock, par value        16,440,031          New York Stock Exchange
$2.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As to (1) Yes   X        No               As to (2) Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.        [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 14, 1995 (14,781,213 shares) was $194,003,421.

Documents Incorporated by References:
1995 Annual Report to Stockholders - incorporated in Parts I & II
Proxy Statement dated May 15, 1995 - incorporated in Parts I & III

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

                                  PART I

Item 1.   Business

    The Description of Business for the Company, insofar as it relates to history, products, distribution, competition, raw materials, seasonal fluctuations, and industry segments is incorporated herein by reference to pages 8 and 16 of the Company's Annual Report for 1995 which is attached as Exhibit (13) hereto.


Patents, Trademarks, Licenses, Franchises and Concessions:

    Neither the Company nor any of its subsidiaries has any significant patents, trademarks, licenses, franchises or concessions.


Backlog:

    At February 28, 1995 the Company's backlog of business forms orders believed to be firm was approximately $5,285,000 as compared to approximately $4,529,000 at February 28, 1994. The backlog of orders for tools, dies and special machinery at February 28, 1995 was approximately $3,817,000 as compared to approximately $2,509,000 at February 28, 1994. It is anticipated that all of the backlog of orders will be completed in the current fiscal year.


Research and Development:

    Neither the Company nor any of its subsidiaries is involved in any significant effort in the development of new products. There have been no material amounts spent on research and development.


Environment:

    There have been no material effects on the Company or any of its subsidiaries arising from their compliance with Federal, State, and local provisions or regulations relating to the protection of the environment.


Employees:

    At February 28, 1995, the Company had approximately 1,368 employees, of whom approximately 267 were represented by four unions and under five separate contracts expiring at various times.


Item 2.   Properties
    The Company operates fifteen manufacturing facilities located in twelve states and Mexico City as follows:
                                                 Square feet
                                               of floor space
                                           Owned  Leased       Total

  Ennis, Texas           Manufacturing   351,668            351,668
                            and
                         General Offices

  Chatham, Virginia      Manufacturing   127,956            127,956

  Paso Robles, California Manufacturing   94,120             94,120

  Boulder City, Nevada   Manufacturing    49,600             49,600

  Knoxville, Tennessee   Manufacturing    48,057             48,057

  Wolfe City, Texas      Manufacturing   102,180            102,180

  Portland, Oregon       Manufacturing             47,000    47,000

  Fort Scott, Kansas     Manufacturing    69,000             69,000

  DeWitt, Iowa           Manufacturing    95,000             95,000

  Dallas, Texas          Manufacturing    40,000             40,000

  Louisville, Kentucky   Manufacturing    42,800             42,800

  Moultrie, Georgia      Manufacturing    25,000             25,000

  Coshocton, Ohio        Manufacturing    14,000             14,000

  Macomb, Michigan       Manufacturing    56,350             56,350

  Mexico City, Mexico    Manufacturing              9,444     9,444

                                       1,115,731   56,444 1,172,175

     All of the above properties are used for the production, warehousing and shipping of business forms and other business products except the Dallas, Texas plant; the Dallas plant is used for the production of tools, dies and special machinery. The plants are being operated at normal productive capacity. Productive capacity fluctuates with the ebb and flow of market demands and depends upon the product mix at a given point in time. Equipment is added as existing machinery becomes obsolete or unrepairable and as new equipment becomes necessary to meet market demands; however, at any given time these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant's efficiency or capacity.

    All of the foregoing plants and warehouses are deemed to be in good condition and it is not anticipated that substantial expansion, refurbishing or re-equipping will be required in the near future.

    The rented property in Oregon is leased through December 1995. The rented property in Mexico City is leased through September 1995. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.


Item 3.   Legal Proceedings.

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.


Item 4.   Submission of Matters to a Vote of Security Holders.

    The information required by this item is incorporated herein by reference to pages 2 through 11 of the Company's Proxy Statement dated May 15, 1995, which is attached as Exhibit (22) hereto.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 1995.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 15, 1995) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

    Kenneth A. McCrady, Chairman of the Board and Chief Executive Officer, age 64, was elected Chairman in April 1985. Mr. McCrady was employed by the Company in 1970 and was elected to the office of Vice President of Finance at that time. In May 1971 he was elected to the offices of Executive Vice President and Treasurer. In August 1971 Mr. McCrady was elected as President and Chief Executive Officer and served in this capacity until his election as Chairman.

    Charles F. Ray, President and Chief Operating Officer, age 51, was elected President and Chief Operating Officer in January 1990. Mr. Ray has been continuously employed by the Company since June 1964; he served as Executive Vice President from June 1986 until his election as President and Chief Operating Officer.

    Harve Cathey, Vice President - Finance and Secretary, age 56, was elected Vice President - Finance and Secretary in September 1983. Mr. Cathey has been employed by the Company continuously since April 1969. Prior to his election as Vice President and Secretary, Mr. Cathey served as Treasurer (from June of 1978).

     Albert V. Lemieux, Vice President - Manufacturing, age 53, was elected Vice President - Manufacturing in September 1989. Mr. Lemieux has been continuously employed by the Company since August 1975. Prior to his election as Vice President - Manufacturing Mr. Lemieux served as General Manager of the DeWitt, Iowa division of the Company from December 1986 through September 1989 and plant manager of the DeWitt, Iowa continuous forms plant from June 1982 through December 1986.

    Douglas O. Self, Vice President, age 53, was elected Vice President in December 1989. Mr. Self has been continuously employed by the Company since August 1965. Prior to his election as Vice President Mr. Self served as Vice President and General Manager of a subsidiary of the Company from February 1977.

    Nelson D. Ward, Vice President - Sales and Marketing, age 53, was elected Vice President - Sales and Marketing in September 1992. Mr. Ward has been continuously employed by the Company since April 1971. Prior to his election as Vice President, Mr. Ward served as President and General Manager of a subsidiary of the Company from June 1978.

    Victor V. DiTommaso, Jr., Treasurer, age 39, was elected Treasurer in December 1992. Mr. DiTommaso has been continuously employed by the Company since July 1991. Prior to his employment by the Company, Mr. DiTommaso maintained a public accounting practice in Dallas, Texas from June 1986.

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    The information required by this item is incorporated herein by reference to page 9 of the Company's Annual Report for 1995 which is attached as Exhibit (13) hereto.


Item 6.   Selected Financial Data.

    The information required by this item is incorporated herein by reference to page 6 of the Company's Annual Report for 1995 which is attached as Exhibit (13) hereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information required by this item is incorporated herein by reference to pages 6 and 7 of the Company's Annual Report for 1995 which is attached as Exhibit (13) hereto.


Item 8.   Financial Statements and Supplementary Data.

    The information required by this item is incorporated herein by reference to page 9 and pages 12 through 21 of the Company's Annual Report for 1995 which is attached as Exhibit (13) hereto.


Item 9.   Disagreements on Accounting and Financial Disclosure.

    Not applicable


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

    For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

    The information required by this item regarding Directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement dated May 15, 1995 which is attached as Exhibit (22) hereto.


Item 11.  Executive Compensation.

    The information required by this item is incorporated herein by reference to pages 5 through 10 of the Company's Proxy Statement dated May 15, 1995 which is attached as Exhibit (22) hereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated herein by reference to page 2 of the Company's Proxy Statement dated May 15, 1995 which is attached as Exhibit (22) hereto.


Item 13.  Certain Relationships and Related Transactions.

    The information required by this item is incorporated herein by reference to page 10 of the Company's Proxy Statement dated May 15, 1995 which is attached as Exhibit (22) hereto.


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

    Exhibits:
     (3.(i)) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June
               20, 1985, July 31, 1985, and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's form 10-K Annual Report for the fiscal year ended February 28, 1993.
     (3.(ii))  Bylaws of the Registrant as amended through May
               13, 1977 with attached amendments dated May 3, 1979 and March 2, 1983 incorporated herein by reference to Exhibit 5 to the Registrant's form 10-K Annual Report for the fiscal year ended February 28, 1993.
         (13)  Annual Report to shareholders.
         (21)  Subsidiaries of Registrant.
         (22) Notice, Proxy Statement and proxy incorporated herein by reference to the Registrant's Proxy Statement dated May 15, 1995.
         (23)  Independent Auditors' Consent.


    Financial Statements and Financial Statement Schedule:

                    See accompanying index to financial statements and financial statement schedule for a list of all financial statements and financial statement schedule filed as part of this report.


    Reports on Form 8-K:

          Not applicable


          UNDERTAKINGS WITH RESPECT TO REGISTRANT'S REGISTRATION
                   STATEMENT, FORM S-8, NUMBER 2-81124

    (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, to each person to whom the prospectus is sent or given, the latest annual report to security holders that is incorporated by reference in the prospectus and furnished pursuant to and meeting the requirements of Rule 14a-3 or Rule 14c-3 under the Securities Exchange Act of 1934; and, where interim financial information required to be presented by Article 3 of Regulation S-X is not set forth in the prospectus, to deliver, or cause to be delivered, to each person to whom the prospectus is sent or given, the latest quarterly report that is specifically incorporated by reference in the prospectus to provide such interim financial information.

    (2) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

    (3) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders of the registrant, at the time and in the manner such material is sent to its stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.


                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

    The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's Annual Report for 1995 are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 5, 6, 7 and 8 incorporating certain portions of the Company's Annual Report for 1995, such Annual Report for 1995 is not deemed to be filed as part of this Form 10-K.

                                                      Reference Page
                                                             Annual
                                                      Form   Report
                                                      10-K  for 1995

Consolidated financial statements of the Company:
  Independent auditors' report                                 21
  Consolidated balance sheets - February 28, 1995
    and February 28, 1994                                      14 - 15
  Consolidated statements of earnings - years ended
    February 28, 1995, 1994 and 1993                           12
  Consolidated statements of cash flows - years ended
    February 28, 1995, 1994 and 1993                           13
  Notes to consolidated financial statements                   16 - 20
Independent auditors' report on financial statement
  schedule                                            S-1
Financial Statement Schedule for three years ended
  February 28, 1995:
   II - Valuation and qualifying accounts             S-2

    All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements, related notes or other schedules.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) ENNIS BUSINESS FORMS, INC.


Date:   May 25, 1995            BY: /s/    Kenneth A. McCrady
                                Kenneth A. McCrady, Chairman of the Board
                                and Chief Executive Officer


Date:   May 25, 1995            BY: /s/    Harve Cathey
                                Harve Cathey, Vice President - Finance
                                and Principal Financial Officer


Date:   May 25, 1995            BY: /s/    Victor V. DiTommaso, Jr.
                                Victor V. DiTommaso, Jr., Treasurer
                                and Principal Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   May 25, 1995            BY: /s/    Kenneth A. McCrady
                                Kenneth A. McCrady, Director


Date:   May 25, 1995            BY: /s/    Harold W. Hartley
                                Harold W. Hartley, Director


Date:   May 25, 1995            BY: /s/    Robert L. Mitchell
                                Robert L. Mitchell, Director


Date:   May 25, 1995            BY: /s/    Thomas R. Price
                                Thomas R. Price, Director


Date:   May 25, 1995            BY: /s/    Charles F. Ray
                                Charles F. Ray, Director


                      INDEPENDENT AUDITORS' REPORT ON
                       FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Ennis Business Forms, Inc.


Under date of April 18, 1995, we reported on the consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 28, 1995 and 1994 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 1995, as contained in the 1995 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index to financial statements and financial statement schedule on page 7. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Dallas, Texas
April 18, 1995


Schedule II

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts
                    Three Years Ended February 28, 1995
                              (In thousands)

                                             Additions
                         Balance at  Charged  Charged              Balance
                         beginning   to       to other             at end
    Description            of year operations accounts  Deductions of year

Year ended February 28, 1995:
 Allowance for
   doubtful receivables     $845      444         38 (1)    297 (2) 1,030

Year ended February 28, 1994:
 Allowance for
   doubtful receivables     $573      556         86 (1)    370 (2)   845

Year ended February 28, 1993:
 Allowance for
   doubtful receivables     $885      446         94 (1)    852 (2)(3)573
 Allowance for doubtful
   note receivable          $127       --         --        127        -- (4)

Notes:
  (1) Principally collection of accounts previously charged off.
  (2) Charge-off of uncollectible receivables.
  (3) Includes the reserve of $224,000 for accounts sold in the sale of the operating assets of American Business Equipment, Inc.
  (4) Note received in sale of assets of a subsidiary.