Form 10-K405/A
period 1995-02-28
ENNIS BUSINESS FORMS INC
filed 1995-06-27
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                               FORM 10-K /A

        Amendment to Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Registrant's telephone number, including area code
(214) 872-3100

Securities registered pursuant to Section 12(b) of the Act:

                                   Number of Shares
                                     Outstanding       Name of each exchange
      Title of each class          February 28, 1995     on which registered

Common Stock, par value $2.50 per share  16,440,031    New York Stock Exchange

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



This amendment is to submit the Financial Data Schedule (exhibit (27)) as required in item 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T for any electronic filing that includes new financial statements for a recent fiscal year or interim year-to-date period.


                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant) ENNIS BUSINESS FORMS, INC.


Date:         June 28, 1995          BY: /s/    Victor V. DiTommaso, Jr.
                                     Victor V. DiTommaso, Jr., Treasurer
                                     and Principal Accounting Officer