Form 10-Q
period 1995-05-31
ENNIS BUSINESS FORMS INC
filed 1995-07-07
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                MAY 31, 1995


Commission File Number             1-5807


                          ENNIS BUSINESS FORMS, INC.
           (Exact name of registrant as specified in its charter)


               TEXAS                                        75-0256410
       (State or other Jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      107 N. Sherman Street, Ennis, TX                       75119
    (Address of principal executive offices)              (Zip Code)


                                 (214) 872-3100
              (Registrant's telephone number, including area code)


                                  No Change
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common sock, as the latest practicable date.



           Class                             Outstanding at May 31, 1995
Common stock, par value $2.50 per share              16,439,695

                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I. Financial Information

   Consolidated Condensed Balance Sheet --
     May 31, 1995 and February 28, 1995                2

   Consolidated Condensed Statements of Earnings --
     Three Months Ended May 31, 1995 and 1994          3

   Consolidated Condensed Statements of Cash
     Flows --Three Months Ended May 31, 1995
     and 1994                                          4

   Notes to Consolidated Condensed Financial
     Statements                                        5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        6


Part II.  Other Information                            6


                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                   May 31,    February 28,
                                                    1995         1995
                                  Assets
Current assets
  Cash and equivalents                             $ 10,848      10,541
  Temporary investments                              17,821      17,600
  Accounts receivable, net                           17,474      18,284
  Inventories                                        11,517      10,301
  Other current assets                                3,676       2,539

          Total current assets                       61,336      59,265

Property, plant and equipment, net                   20,222      19,521

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    4,302       4,356

Other assets and deferred charges                     1,583       1,849

          Total assets                             $ 87,443      84,991

                 Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt             $   75          75
  Accounts payable                                    4,035       5,014
  Accrued expenses                                    5,770       6,807
  Federal and state income taxes payable              3,583       1,080

          Total current liabilities                  13,463      12,976

Long-term debt, less current installments               360         360

Deferred credits, principally Federal income taxes    2,186       2,317

Stockholders' equity
  Common stock, at par value                         53,125      53,125
  Additional capital                                  1,040       1,040
  Retained earnings                                 109,206     107,100
  Cumulative foreign currency
    translation adjustments                            (131)       (125)
                                                    163,240     161,140
Less:
  Treasury stock                                     91,806      91,802
          Total stockholders' equity                 71,434      69,338

          Total liabilities and
            stockholders' equity                    $87,443      84,991

See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            May 31,

                                                       1995       1994

Net sales                                            $35,109     34,041

Costs and expenses:
  Cost of sales                                       22,275     21,009
  Selling, general and administrative expenses         6,056      5,450
  Interest expense                                        24         22

                                                      28,355     26,481

Earnings from operations                               6,754      7,560

Investment and other income                              445        355

Earnings before income taxes                           7,199      7,915

Provision for income taxes                             2,709      2,940

Net earnings                                          $4,490      4,975

Weighted average number of common shares
 outstanding                                      16,439,820 16,438,906

Per share amounts:
  Net earnings                                        $  .27        .30

  Cash dividends                                       $.145       . 14






See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                       Three Months Ended
                                                            May 31,

                                                       1995       1994

Cash flows from operating activities:
  Net earnings                                     $  4,490     4,975
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      921       887
     Changes in assets and liabilities                 (919)     (510)
     Other                                               (7)      (63)
       Net cash provided by operating activities      4,485     5,289

Cash flows from investing activities:
  Capital expenditures                               (1,569)     (742)
  Purchases of investments                           (6,064)        --
  Maturities of investments                           5,843         --
  Other                                                  --       172

       Net cash used in investing activities         (1,790)     (570)

Cash flows from financing activities:
  Dividends declared                                 (2,384)   (2,302)
  Other                                                  (4)        8

       Net cash used in financing activities         (2,388)   (2,294)

Net changes in cash and equivalents                     307     2,425

Cash and equivalents at beginning of period          10,541    21,577

Cash and equivalents at end of period               $10,848    24,002






See accompanying notes to consolidated condensed financial statements.

                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The information included herein reflects all adjustments which, in the opinion of the Company, are necessary to a fair statement of the financial position as of May 31, 1995 and February 28, 1995, and the results of operations and cash flows for the three months ended May 31, 1995 and 1994.

2. Earnings per common share amounts are based on the weighted average number of shares outstanding during the period. Common stock equivalents (options see Note 3) have not been included in determining earnings per common share amounts because their inclusion, either for purposes of computing primary or fully diluted earnings per share, would not produce sufficient incremental shares (using the treasury stock method) to reduce the per share amounts shown.

3. As of May 31, 1995, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of its inventories, and the First-In, First-Out
   (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                May 31,     February 28,
                                 1995           1995

          Raw material         $  7,542        6,746
          Work-in-process         1,077          963
          Finished goods          2,898        2,592

                                $11,517       10,301



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION, RESULTS OF OPERATIONS
                        AND OUTLOOK FOR THE FUTURE


Liquidity and Capital Resources

      At May 31, 1995, the Company's financial position continues to be strong. Working capital increased from $46,289,000 at February 28, 1995 to $47,873,000 at May 31, 1995. The increase is due to cash provided by operating activities. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

      Net sales for the quarter ended May 31, 1995 increased 3.1% from the same quarter in the prior year. Gross margins decreased 1.5% in the current year period over the same period in the prior year. Because of competitive market conditions and the amount and frequency of raw material price increases, our selling price increases have lagged behind cost increases. We have recently instituted additional price increases which should improve profits if they hold in the currently competitive business forms market. Selling, general, and administrative expenses increased 11.1% in the current year quarter, from the prior year quarter due to increases in selling and marketing efforts, costs associated with improving customer service, and start-up expenses of our Mexico operation. Investment and other income increased in the current year quarter compared to the prior year quarter due to increased amounts of funds available for investments and higher interest rates. The overall effective income tax rate remained substantially unchanged from the prior period.

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting on June 15, 1995.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

     Directors elected were: Harold W. Hartley, Pat G. Sorrells, and Kenneth A. McCrady

(c) Briefly described below is the only other matter voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

      (1) Selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 29, 1996.

                      For     14,473,315
                      Against     27,255
                      Abstain     31,533


Item 6.  Exhibits

      Exhibit:
       (27)       Financial Data Schedule

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENNIS BUSINESS FORMS, INC.



Date      July 7, 1995                  /s/Harve Cathey
                                        Harve Cathey
                                        Vice President - Finance
                                        Principal Financial Officer



Date      July 7, 1995                  /s/Victor V. DiTommaso
                                        Victor V. DiTommaso
                                        Treasurer
                                        Principal Accounting Officer