Form 10-Q
period 1995-08-31
ENNIS BUSINESS FORMS INC
filed 1995-10-04
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 1995


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

                                                        Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                        Outstanding at August 31, 1995
Common stock, par value $2.50 per share           16,439,554

                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Consolidated Condensed Balance Sheets --
     August 31, 1995 and February 28, 1995             2

   Consolidated Condensed Statements of Earnings --
     Three and Six Months Ended August 31,1995
     and 1994                                          3

   Consolidated Condensed Statements of Cash
     Flows --Six Months Ended August 31, 1995
     and 1994                                          4

   Notes to Consolidated Condensed Financial
     Statements                                        5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        6


Part II.  Other Information                            7



                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                    August 31, February 28,
                                                       1995        1995
                                  Assets
Current assets
  Cash and equivalents                               $18,040      10,541
  Temporary investments                               12,142      17,600
  Accounts receivable, net                            17,637      18,284
  Inventories                                         10,142      10,301
  Other current assets                                 4,661       2,539

          Total current assets                        62,622      59,265

Property, plant and equipment, net                    20,590      19,521

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                     4,272       4,356

Other assets and deferred charges                      1,337       1,849

          Total assets                               $88,821      84,991
                   Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt              $   75          75
  Accounts payable                                     4,610       5,014
  Accrued expenses                                     7,293       6,807
  Federal and state income taxes payable                 818       1,080

          Total current liabilities                   12,796      12,976

Long-term debt, less current installments                360         360

Deferred credits, principally Federal income taxes     2,056       2,317

Stockholders' equity
  Common stock, at par value                          53,125      53,125
  Additional capital                                   1,040       1,040
  Retained earnings                                  111,381     107,100
  Cumulative foreign currency translation adjustments   (129)       (125)
                                                     165,417     161,140
Less:
  Treasury stock                                      91,808      91,802
          Total stockholders' equity                  73,609      69,338

          Total liabilities and stockholders' equity $88,821      84,991

See accompanying notes to consolidated condensed financial statements.



                        ENNIS BUSINESS FORMS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                              Three Months Ended       Six Months Ended
                                   August 31,              August 31,

                                  1995     1994           1995    1994

Net sales                       $35,707   34,594        $70,816  68,635

Costs and expenses:
  Cost of sales                  22,768   21,495         45,043  42,504
  Selling, general and
    administrative expenses       5,952    5,511         12,008  10,961
  Interest expense                   23       21             47      43

                                 28,743   27,027         57,098  53,508

Earnings from operations          6,964    7,567         13,718  15,127

Investment and other income        471       260            916     615

Earnings before income taxes     7,435     7,827         14,634  15,742

Provision for income taxes       2,794     2,934          5,503   5,874

Net earnings                    $4,641     4,893         $9,131   9,868

Weighted average number of
 common shares outstanding   16,439,660 16,440,472    16,439,746 16,439,572

Per share amounts:
  Net earnings                    $.29       .30           $.56     .60

  Cash dividends                  $.15      .145          $.295    .285

See accompanying notes to consolidated condensed financial statements.




                        ENNIS BUSINESS FORMS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                          August 31,

                                                       1995       1994

Cash flows from operating activities:
  Net earnings                                        $9,131      9,868
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     1,855      1,843
     Changes in assets and liabilities                (1,308)    (3,388)
     Other                                               (29)      (232)
       Net cash provided by operating activities       9,649      8,091

Cash flows from investing activities:
  Capital expenditures                                (2,833)    (1,686)
  Purchase of investments                             (6,064)       --
  Maturities of investments                           11,602        --
  Other                                                    1        203

       Net cash provided by (used in) investing
       activities                                      2,706     (1,483)

Cash flows from financing activities:
  Dividends declared                                  (4,850)    (4,686)
  Other                                                   (6)         7

       Net cash used in financing activities          (4,856)    (4,679)

Net change in cash and equivalents                     7,499      1,929

Cash and equivalents at beginning of period           10,541     21,577

Cash and equivalents at end of period                $18,040     23,506

See accompanying notes to consolidated condensed financial statements.




                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of August 31, 1995 and February 28, 1995, and the results of operations and cash flows for the three months and six months ended August 31, 1995 and 1994.

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

3. As of August 31, 1995, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                              August 31,    February 28,
                                 1995          1995

          Raw material          $ 6,641        6,746
          Work-in-process           949          963
          Finished goods          2,552        2,592

                                $10,142       10,301



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      At August 31, 1995, the Company's financial position continues to be strong. Working capital increased from $46,289,000 at February 28, 1995 to $49,826,000 at August 31, 1995. The increase is due to cash provided by operating activities. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

      Net sales for the quarter and six months ended August 31, 1995 each increased 3.2% from the corresponding periods in the prior year. Gross margins for the three and six months ended August 31, 1995 decreased 1.2% and 1.4%, respectively, over the same periods in the prior year. Because of competitive market conditions and the amount and frequency of raw material price increases, our selling price increases have lagged behind cost increases. Selling, general and administrative expenses for the three and six months ended August 31, 1995 increased 8% and 9.6%, respectively, compared to the corresponding periods in the prior year. Increases in selling and marketing efforts and expenses of our Mexico operation account for the increases. Investment and other income increased in the current year over the prior year due to increased amounts of funds available for investments and higher interest rates. The effective rate of Federal and state income tax expense is substantially unchanged from year to year.




                        PART II.  OTHER INFORMATION



Item 6.   Exhibits

     Exhibit:
       (27)    Financial Data Schedule


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENNIS BUSINESS FORMS, INC.



Date October 5, 1995               /s/Harve Cathey
                                   Harve Cathey
                                   Vice President - Finance
                                   Principal Financial Officer



Date October 5, 1995               /s/Victor V. DiTommaso
                                   Victor V. DiTommaso
                                   Treasurer
                                   Principal Accounting Officer