Form 10-Q
period 1995-11-30
ENNIS BUSINESS FORMS INC
filed 1996-01-05
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 1995


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

                                                       Yes  X       No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.



           Class                          Outstanding at November 30, 1995
Common stock, par value $2.50 per share              16,439,554

                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Consolidated Condensed Balance Sheets --
     November 30, 1995 and February 28, 1995   2

   Consolidated Condensed Statements of Earnings --
     Three and Nine Months Ended November 30,
     1995 and 1994                             3

   Consolidated Condensed Statements of Cash
     Flows --Nine Months Ended November 30,
     1995 and 1994                             4

   Notes to Consolidated Condensed Financial
     Statements                                5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                6


Part II.

   Other Information                           7



                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                        November 30,        February 28,
                                           1995                 1995
                                  Assets
Current assets
  Cash and equivalents                   $  33,265              10,541
  Temporary investments                         --              17,600
  Accounts receivable, net                  17,548              18,284
  Inventories                                8,629              10,301
  Other current assets                       4,347               2,539

          Total current assets              63,789              59,265

Property, plant and equipment, net          21,720              19,521

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets           4,242               4,356

Other assets and deferred charges            1,074               1,849

          Total assets                   $  90,825              84,991
                   Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt $      75                  75
  Accounts payable                           4,054               5,014
  Accrued expenses                           7,488               6,807
  Federal and state income taxes payable       986               1,080

          Total current liabilities         12,603              12,976

Long-term debt, less current installments      285                 360

Deferred credits, principally Federal
  income taxes                               1,926               2,317

Stockholders' equity
  Common stock, at par value                53,125              53,125
  Additional capital                         1,040               1,040
  Retained earnings                        113,755             107,100
  Cumulative foreign currency translation
    adjustments                               (101)               (125)
                                           167,819             161,140
Less:
  Treasury stock                            91,808              91,802
          Total stockholders' equity        76,011              69,338

          Total liabilities and
            stockholders' equity         $  90,825              84,991

See accompanying notes to consolidated condensed financial statements.
                        ENNIS BUSINESS FORMS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                              Three Months Ended       Nine Months Ended
                                 November 30,             November 30,

                                1995      1994           1995      1994

Net sales                     $36,827     35,249     $107,643     103,884

Costs and expenses:
  Cost of sales                23,157     22,336       68,200      64,840
  Selling, general and
    administrative expenses     6,182      5,685       18,200      16,646
  Interest expense                 24         22           71          65

                               29,363     28,043       86,471      81,551

Earnings from operations        7,464      7,206       21,172      22,333

Investment and other income       305        477        1,231       1,092

Earnings before income taxes    7,769      7,683       22,403      23,425

Provision for income taxes      2,929      2,899        8,432       8,773

Net earnings                  $ 4,840      4,784     $ 13,971      14,652

Weighted average number of common
 shares outstanding        16,439,554 16,440,291   16,439,688  16,439,776

Per share amounts:
  Net earnings                $   .29        .29        $.85          .89

  Cash dividends              $   .15       .145       $.445          .43








See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                     Nine Months Ended
                                                         November 30,

                                                       1995       1994

Cash flows from operating activities:
  Net earnings                                       $13,971     14,652
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     2,803      2,755
     Changes in assets and liabilities                   411     (2,021)
     Other                                               195       (322)
       Net cash provided by operating activities      17,380     15,064

Cash flows from investing activities:
  Capital expenditures                                (4,943)    (2,775)
  Purchases of investments                            (6,064)   (11,601)
  Maturities of investments                           23,742         --
  Other                                                    6        371

       Net cash provided by (used in) investing
       activities                                     12,741    (14,005)

Cash flows from financing activities:
  Purchase of treasury stock                              (6)        (8)
  Dividends declared                                  (7,316)    (7,069)
  Other                                                  (75)       (66)

       Net cash used in financing activities          (7,397)    (7,143)

Net changes in cash and equivalents                   22,724     (6,084)

Cash and equivalents at beginning of period           10,541     21,577

Cash and equivalents at end of period                $33,265     15,493






See accompanying notes to consolidated condensed financial statements.

                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of November 30, 1995 and February 28, 1995, and the results of operations and cash flows for the three months and nine months ended November 30, 1995 and 1994.

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

3. As of November 30, 1995, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 November 30,     February 28,
                                    1995              1995

          Raw material             $5,654              6,746
          Work-in-process             790                963
          Finished goods            2,185              2,592

                                   $8,629             10,301



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     At November 30, 1995, the Company's financial position continues to be strong. Working capital increased from $46,289,000 at February 28, 1995 to $51,186,000 at November 30, 1995. The increase is due to cash provided by operating activities. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

      Net sales for the quarter and nine months ended November 30, 1995 increased 4.5% and 3.6%, respectively, from the corresponding periods in the prior year. Gross margins for the three months and nine months ended November 30, 1995 increased 5.9% and 1%, respectively over the same periods in the prior year. Because of competitive market conditions and the amount and frequency of raw material price increases during the first half of the year our selling price increases have lagged behind cost increases. Raw material prices have stabilized recently and our selling price increases are catching up to the past raw material cost increases. Selling, general and administrative expenses increased 8.7% and 9.3% for the three-month and nine-month periods, respectively, compared to the corresponding periods in the prior year. Increases in selling and marketing efforts and expenses of our Mexico operation account for the increases. Investment and other income increased in the current year over the prior year due to increased amounts of funds available for investments. The effective rate of Federal and state income tax expense is substantially unchanged from year-to-year.

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits

     Exhibit:
       (27)    Financial Data Schedule



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENNIS BUSINESS FORMS, INC.



Date      January 5, 1996               /s/Harve Cathey
                                        Harve Cathey
                                        Vice President - Finance
                                        Principal Financial Officer



Date      January 5, 1996               /s/Victor V. DiTommaso
                                        Victor V. DiTommaso
                                        Treasurer
                                        Principal Accounting Officer