Form 10-K405
period 1996-02-29
ENNIS BUSINESS FORMS INC
filed 1996-05-24
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended   February 29, 1996
                                    OR
       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from        to

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

                              Number of Shares    Name of each
                              Outstanding on      exchange on
  Title of each class         February 29, 1996   which registered

Common Stock,                 16,439,471          New York Stock Exchange
par value $2.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As to (1) Yes   X        No               As to (2)  Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                          [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 1996 (14,744,631 shares) was $154,818,626.

Documents Incorporated by References:
1996 Annual Report to Shareholders - incorporated in Parts I & II
Proxy Statement dated May 15, 1996 - incorporated in Parts I & III

                    SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-K

                                  PART I

Item 1.   Business

    The Description of Business for the Company, insofar as it relates to history, products, distribution, competition, raw materials, seasonal fluctuations, and industry segments, is incorporated herein by reference to pages 8 and 16 of the Company's Annual Report for 1996 which is attached as Exhibit (13) hereto.

Patents, Trademarks, Licenses, Franchises and Concessions:

    Neither the Company nor any of its subsidiaries has any significant patents, trademarks, licenses, franchises or concessions.


Backlog:

    At February 29, 1996 the Company's backlog of business forms orders believed to be firm was approximately $4,459,000 as compared to approximately $5,285,000 at February 28, 1995. The backlog of orders for tools, dies and special machinery at February 29, 1996 was approximately $3,191,000 as compared to approximately $3,817,000 at February 28, 1995. It is anticipated that all of the backlog of orders will be completed in the fiscal year ended February 28, 1997.


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


Employees:

    At February 29, 1996, the Company had approximately 1,319 employees, of whom approximately 281 were represented by four unions and under five separate contracts expiring at various times.


Item 2.   Properties
    The Company operates sixteen manufacturing facilities located in thirteen states and Mexico City as follows:
                                                   Square feet
                                                  of floor space
                                         Owned    Leased       Total

Ennis, Texas            Manufacturing   351,668               351,668
                             and
                       General Offices

Chatham, Virginia       Manufacturing   127,956               127,956

Paso Robles, California Manufacturing    94,120                94,120

Boulder City, Nevada    Idle Property    49,600                49,600

Knoxville, Tennessee    Manufacturing    48,057                48,057

Wolfe City, Texas       Manufacturing   102,180               102,180

Portland, Oregon        Manufacturing               47,000     47,000

Fort Scott, Kansas      Manufacturing    69,000                69,000

DeWitt, Iowa            Manufacturing    95,000                95,000

Dallas, Texas           Manufacturing    62,600                62,600

Louisville, Kentucky    Manufacturing    42,800                42,800

Moultrie, Georgia       Manufacturing    25,000                25,000

Coshocton, Ohio         Manufacturing    14,000                14,000

Los Angeles, California
(acquired April 1, 1996)Manufacturing              10,000      10,000

Macomb, Michigan        Manufacturing    56,350                56,350

Seattle, Washington
(acquired April 1, 1996)Manufacturing              32,000      32,000

Mexico City, Mexico     Manufacturing               9,444       9,444

                                      1,138,331    98,444   1,236,775

     All of the above properties are used for the production, warehousing and shipping of business forms and other business products except the Dallas, Texas plant and the Boulder City, Nevada plant; the Dallas plant is used for the production of tools, dies and special machinery, and the Boulder City, Nevada plant was closed in November 1995 and the property and building are listed for sale. The plants are being operated at normal productive capacity. Productive capacity fluctuates with the ebb and flow of market demands and depends upon the product mix at a given point in time. Equipment is added as existing machinery becomes obsolete or unrepairable and as new equipment becomes necessary to meet market demands; however, at any given time these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant's efficiency or capacity.

    All of the foregoing plants and warehouses are deemed to be in good condition and it is not anticipated that substantial expansion, refurbishing or re-equipping will be required in the near future.

    The rented property in Oregon is leased through December 2000. The rented property in Mexico City is leased through September 1996. No difficulties are presently foreseen in maintaining or renewing such leases as they expire. It is the Company's intention to relocate the operations in Los Angeles and Seattle to larger facilities in the same general geographical area as soon as practical. Current lease arrangements for both facilities are short-term in nature.

Item 3.   Legal Proceedings.

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

    Not applicable.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 1996.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 20, 1996) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

   Kenneth A. McCrady, Chairman of the Board and Chief Executive Officer, age 65, was elected Chairman in April 1985. Mr. McCrady was employed by the Company in 1970 and was elected to the office of Vice President of Finance at that time. In May 1971 he was elected to the offices of Executive Vice President and Treasurer. In August 1971 Mr. McCrady was elected as President and Chief Executive Officer and served in this capacity until his election as Chairman.

    Charles F. Ray, President and Chief Operating Officer, age 52, was elected President and Chief Operating Officer in January 1990. Mr. Ray has been continuously employed by the Company since June 1964; he served as Executive Vice President from June 1986 until his election as President and Chief Operating Officer.

    Harve Cathey, Vice President - Finance and Secretary, age 57, was elected Vice President - Finance and Secretary in September 1983. Mr. Cathey has been employed by the Company continuously since April 1969. Prior to his election as Vice President and Secretary, Mr. Cathey served as Treasurer (from June of 1978).

     Albert V. Lemieux, Vice President - Manufacturing, age 54, was elected Vice President - Manufacturing in September 1989. Mr. Lemieux has been continuously employed by the Company since August 1975. Prior to his election as Vice President - Manufacturing Mr. Lemieux served as General Manager of the DeWitt, Iowa division of the Company from December 1986 through September 1989 and plant manager of the DeWitt, Iowa continuous forms plant from June 1982 through December 1986.

    Douglas O. Self, Vice President, age 54, was elected Vice President in December 1989. Mr. Self has been continuously employed by the Company since August 1965. Prior to his election as Vice President Mr. Self served as Vice President and General Manager of a subsidiary of the Company from February 1977.

    Nelson D. Ward, Vice President - Sales and Marketing, age 54, was elected Vice President - Sales and Marketing in September 1992. Mr. Ward has been continuously employed by the Company since April 1971. Prior to his election as Vice President, Mr. Ward served as President and General Manager of a subsidiary of the Company from June 1978.

    Victor V. DiTommaso, Jr., Treasurer, age 40, was elected Treasurer in December 1992. Mr. DiTommaso has been continuously employed by the Company since July 1991. Prior to his employment by the Company, Mr. DiTommaso maintained a public accounting practice in Dallas, Texas from June 1986.

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    The information required by this item is incorporated herein by reference to page 9 of the Company's Annual Report for 1996 which is attached as Exhibit (13) hereto.

Item 6.   Selected Financial Data.

    The information required by this item is incorporated herein by reference to page 5 of the Company's Annual Report for 1996 which is attached as Exhibit (13) hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information required by this item is incorporated herein by reference to pages 6 and 7 of the Company's Annual Report for 1996 which is attached as Exhibit (13) hereto.

Item 8.   Financial Statements and Supplementary Data.

    The information required by this item is incorporated herein by reference to page 9 and pages 12 through 20 of the Company's Annual Report for 1996 which is attached as Exhibit (13) hereto.

Item 9.   Disagreements on Accounting and Financial Disclosure.

    Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

    For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

    The information required by this item regarding Directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement dated May 15, 1996 which is attached as Exhibit (22) hereto.

Item 11.  Executive Compensation.

    The information required by this item is incorporated herein by reference to pages 5 through 9 of the Company's Proxy Statement dated May 15, 1996 which is attached as Exhibit (22) hereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated herein by reference to page 2 of the Company's Proxy Statement dated May 15, 1996 which is attached as Exhibit (22) hereto.

Item 13.  Certain Relationships and Related Transactions.

    The information required by this item is incorporated herein by reference to page 10 of the Company's Proxy Statement dated May 15, 1996 which is attached as Exhibit (22) hereto.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

 Exhibits:
   (3.(i)) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
  (3.(ii)) Bylaws of the Registrant as amended through May 13, 1977 with attached amendments dated May 3, 1979 and March 2, 1983 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
      (13) 1996 Annual Report to Shareholders.
      (21) Subsidiaries of Registrant.
      (22) Notice, Proxy Statement and proxy incorporated herein by reference to the Registrant's Proxy Statement dated May 15, 1996.
      (23) Independent Auditors' Consent.
      (27) Financial Data Schedule.

    Financial Statements and Financial Statement Schedule:
          See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report.

    Reports on Form 8-K:

          A Form 8-K was filed on April 4, 1996, regarding the acquisition of two privately-owned specialty printing companies and the authorization by the Board of Directors of a significant increase in the Company's capital expenditures budget.


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

    (2) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to shareholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

    (3) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as shareholders of the registrant, at the time and in the manner such material is sent to its shareholders, copies of all reports, proxy statements and other communications distributed to its shareholders generally.




                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

    The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's Annual Report for 1996 are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 5, 6, 7 and 8 incorporating certain portions of the Company's Annual Report for 1996, such Annual Report for 1996 is not deemed to be filed as part of this Form 10-K.

                                                     Reference Page
                                                                  Annual
                                                       Form       Report
                                                       10-K      for 1996

Consolidated financial statements of the Company:
  Independent auditors' report                                         20
  Consolidated balance sheets - February 29, 1996
    and February 28, 1995                                         14 - 15
  Consolidated statements of earnings - years ended
    February 28 or 29, 1996, 1995 and 1994                             12
  Consolidated statements of cash flows - years ended
    February 28 or 29, 1996, 1995 and 1994                             13
  Notes to consolidated financial statements                      16 - 20
Independent auditors' report on financial statement
  schedule                                              S-1
Financial Statement Schedule for three years ended
  February 29, 1996:
   II - Valuation and qualifying accounts               S-2


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

                         (Registrant) ENNIS BUSINESS FORMS, INC.


Date:  May 24, 1996      BY: /s/    Kenneth A. McCrady
                            Kenneth A. McCrady, Chairman of the Board
                            and Chief Executive Officer


Date:  May 24, 1996      BY: /s/    Harve Cathey
                            Harve Cathey, Vice President - Finance
                            and Principal Financial Officer


Date:  May 24, 1996      BY: /s/    Victor V. DiTommaso, Jr.
                            Victor V. DiTommaso, Jr., Treasurer
                            and Principal Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 24, 1996      BY: /s/    Kenneth A. McCrady
                            Kenneth A. McCrady, Director


Date:  May 24, 1996      BY: /s/    Harold W. Hartley
                            Harold W. Hartley, Director


Date:  May 24, 1996      BY: /s/    Robert L. Mitchell
                            Robert L. Mitchell, Director


Date:  May 24, 1996      BY: /s/    Thomas R. Price
                            Thomas R. Price, Director


Date:  May 24, 1996      BY: /s/    Charles F. Ray
                            Charles F. Ray, Director


                      INDEPENDENT AUDITORS' REPORT ON
                       FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Ennis Business Forms, Inc.


Under date of April 19, 1996, we reported on the consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 29, 1996, as contained in the 1996 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index to
financial  statements and financial statement schedule  on  page  7.   This
financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Dallas, Texas
April 19, 1996


                                                                Schedule II

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

                    Three Years Ended February 29, 1996
                              (In thousands)

                                       Additions
                     Balance at    Charged   Charged              Balance
                      beginning      to      to other             at end
    Description        of year   operations  accounts  Deductions of year


Year ended February 29, 1996:
 Allowance for doubtful
   receivables          $1,030        348       23(1)     318 (2)   1,083

Year ended February 28, 1995:
 Allowance for doubtful
   receivables$            845        444       38(1)     297 (2)   1,030

Year ended February 28, 1994:
 Allowance for doubtful
   receivables$            573        556       86(1)     370 (2)     845


Notes:
  (1) Principally collection of accounts previously charged off.
  (2) Charge-off of uncollectible receivables.