Form 10-Q
period 1996-05-31
ENNIS BUSINESS FORMS INC
filed 1996-07-10
CIK 33002

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                MAY 31, 1996


Commission File Number             1-5807


                          ENNIS BUSINESS FORMS, INC.
             (Exact name of registrant as specified in its charter)


               TEXAS                                        75-0256410
       (State or other Jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      107 N. Sherman Street, Ennis, TX                       75119
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

Indicate the number of shares outstanding of each of the issuer's classes of common sock, as the latest practicable date.

           Class                             Outstanding at May 31, 1996
Common stock, par value $2.50 per share               16,439,223


                   ENNIS BUSINESS FORMS, INC.
                              INDEX

Part I.   Financial Information

   Consolidated Condensed Balance Sheet --
     May 31, 1996 and February 29, 1996           2

   Consolidated Condensed Statements of Earnings --
     Three Months Ended May 31, 1996 and 1995     3

   Consolidated Condensed Statements of Cash
     Flows --Three Months Ended May 31, 1996
     and 1995                                     4

   Notes to Consolidated Condensed Financial
     Statements                                   5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                   6


Part II.  Other Information                       6


                    PART I.  FINANCIAL INFORMATION

                      ENNIS BUSINESS FORMS, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)
                                                    May 31,   February 29,
                                                     1996         1996
                                Assets
Current assets
  Cash and equivalents                              $30,058      38,606
  Accounts receivable, net                           18,900      16,975
  Inventories                                         9,109       8,298
  Other current assets                                4,059       3,665

          Total current assets                       62,126      67,544

Property, plant and equipment, net                   26,447      21,857

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    6,093       3,861

Other assets and deferred charges                     2,526         400

          Total assets                              $97,192      93,662

                 Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt             $   80          80
  Accounts payable                                    5,763       5,144
  Accrued expenses                                    6,092       6,843
  Federal and state income taxes payable              3,030         987

          Total current liabilities                  14,965      13,054

Long-term debt, less current installments               280         280

Deferred credits, principally Federal income taxes    2,006       2,133

Stockholders' equity
  Common stock, at par value                         53,125      53,125
  Additional capital                                  1,040       1,040
  Retained earnings                                 117,691     115,935
  Cumulative foreign currency translation adjustments  (103)        (97)
                                                    171,753     170,003
Less:
  Treasury stock                                     91,812      91,808
         Total stockholders' equity                  79,941      78,195

         Total liabilities and stockholders' equity $97,192      93,662

See accompanying notes to consolidated condensed financial statements.


                      ENNIS BUSINESS FORMS, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                                                    Three Months Ended
                                                          May 31,

                                                      1996       1995

Net sales                                           $36,924     35,109

Costs and expenses:
  Cost of sales                                      24,151     22,275
  Selling, general and administrative expenses        6,462      6,056
  Interest expense                                       23         24

                                                     30,636     28,355

Earnings from operations                              6,288      6,754

Investment and other income                             483        445

Earnings before income taxes                          6,771      7,199

Provision for income taxes                            2,549      2,709

Net earnings                                         $4,222      4,490

Weighted average number of common shares
 outstanding                                     16,439,283 16,439,820

Per share amounts:
  Net earnings                                       $  .26        .27

  Cash dividends                                     $  .15       .145

See accompanying notes to consolidated condensed financial statements.


                      ENNIS BUSINESS FORMS, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)


                                                     Three Months Ended
                                                           May 31,

                                                      1996       1995

Cash flows from operating activities:
  Net earnings                                       $4,222      4,490
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    1,125        921
     Changes in assets and liabilities               (1,383)      (919)
     Other                                             (146)        (7)
       Net cash provided by operating activities      3,818      4,485

Cash flows from investing activities:
  Capital expenditures                               (2,946)    (1,569)
  Purchases of operating assets                      (6,959)        --
  Purchases of investments                               --     (6,064)
  Maturities of investments                              --      5,843
  Other                                                   9         --

       Net cash used in investing activities         (9,896)    (1,790)

Cash flows from financing activities:
  Dividends declared                                 (2,466)    (2,384)
  Other                                                  (4)        (4)

       Net cash used in financing activities         (2,470)    (2,388)
Net changes in cash and equivalents                  (8,548)       307

Cash and equivalents at beginning of period          38,606     10,541

Cash and equivalents at end of period               $30,058     10,848

See accompanying notes to consolidated condensed financial statements.


                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The information included herein reflects all adjustments which, in the opinion of the Company, are necessary to a fair statement of the financial position as of May 31, 1996 and February 29, 1996, and the results of operations and cash flows for the three months ended May 31, 1996 and 1995.

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

3. As of May 31, 1996, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of its inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 May 31,     February 29,
                                  1996           1996

          Raw material           $5,756         5,073
          Work-in-process           356           679
          Finished goods          2,997         2,546

                                 $9,109         8,298



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION, RESULTS OF OPERATIONS
                   AND OUTLOOK FOR THE FUTURE


Liquidity and Capital Resources

      At May 31, 1996, the Company's financial position continues to be strong. Working capital decreased from $54,490,000 at February 29, 1996 to $47,161,000 at May 31, 1996. The decrease is primarily due to the April 1, 1996 purchase of the operating assets of two businesses including non-compete agreements with principals of the selling companies. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

      Net sales for the quarter ended May 31, 1996 increased 5.2% from the same quarter in the prior year due to the two acquisitions on April 1, 1996. Gross margins decreased .5% in the current year period over the same period in the prior year. Gross margins decreased while sales increased because of lower selling prices which prevailed during the fiscal quarter ending in May 1996 compared to the prior year because of competitive conditions in the business forms industry. Selling, general, and administrative expenses increased 6.7% in the current year quarter, from the prior year quarter due to the operating expenses of the two new businesses and costs associated with implementing a new management information system. The overall effective income tax rate remained substantially unchanged from the prior period.

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting on June 20, 1996.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

     Directors elected were:  Harry M. Cornell, Jr., James B.
     Gardner, and Charles F. Ray.

(c) Briefly described below is the only other matter voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

     (1) Selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending
          February 28, 1997.

                      For     14,837,170
                      Against    138,977
                      Abstain     37,314


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENNIS BUSINESS FORMS, INC.



Date:  July 10, 1996               /s/Harve Cathey
                                   Harve Cathey
                                   Vice President - Finance
                                   Principal Financial Officer



Date:  July 10, 1996               /s/Victor V. DiTommaso
                                   Victor V. DiTommaso
                                   Treasurer
                                   Principal Accounting Officer