Form 10-Q
period 1996-08-31
ENNIS BUSINESS FORMS INC
filed 1996-10-08
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 1996


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


                                 (972) 872-3100
            (Registrant's telephone number, including area code)


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

                                                  Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                            Outstanding at August 31, 1996
Common stock, par value $2.50 per share                16,438,740


                        ENNIS BUSINESS FORMS, INC.

                                   INDEX

Part I.   Financial Information

   Consolidated Condensed Balance Sheets --
     August 31, 1996 and February 29, 1996           2

   Consolidated Condensed Statements of Earnings --
     Three and Six Months Ended August 31,1996
     and 1995                                        3

   Consolidated Condensed Statements of Cash
     Flows --Six Months Ended August 31, 1996
     and 1995                                        4

   Notes to Consolidated Condensed Financial
     Statements                                      5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                      6


Part II.  Other Information                          7



                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                  August 31,   February 29,
                                                     1996          1996
                                  Assets
Current assets
  Cash and equivalents                              $24,969      38,606
  Accounts receivable, net                           19,808      16,975
  Inventories                                         9,684       8,298
  Other current assets                                3,922       3,665

          Total current assets                       58,383      67,544

Property, plant and equipment, net                   28,603      21,857

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    6,043       3,861

Other assets and deferred charges                     3,238         400

          Total assets                              $96,267      93,662

                   Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt             $   80          80
  Accounts payable                                    5,070       5,144
  Accrued expenses                                    7,388       6,843
  Federal and state income taxes payable                582         987

          Total current liabilities                  13,120      13,054

Long-term debt, less current installments               280         280

Deferred credits, principally Federal income taxes    1,878       2,133

Stockholders' equity
  Common stock, at par value                         53,125      53,125
  Additional capital                                  1,040       1,040
  Retained earnings                                 118,738     115,935
  Cumulative foreign currency translation adjustments   (97)        (97)
                                                    172,806     170,003
Less:
  Treasury stock                                     91,817      91,808
         Total stockholders' equity                  80,989      78,195

         Total liabilities and stockholders' equity $96,267      93,662


See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      August 31,             August 31,

                                  1996     1995         1996      1995

Net sales                      $38,715    35,707      $75,639    70,816

Costs and expenses:
  Cost of sales                 26,422    22,768       50,573    45,043
  Selling, general and administrative
    expenses                     6,917     5,952       13,379    12,008
  Interest expense                  23        23           46        47

                                33,362    28,743       63,998    57,098

Earnings from operations         5,353     6,964       11,641    13,718

Investment and other income        395       471          878       916

Earnings before income taxes     5,748     7,435       12,519    14,634

Provision for income taxes       2,153     2,794        4,702     5,503

Net earnings                    $3,595     4,641       $7,817     9,131

Weighted average number of common
 shares outstanding          16,438,890  16,439,660  16,439,055  16,439,746

Per share amounts:
  Net earnings                    $.22       .29         $.48       .56

  Cash dividends                 $.155       .15        $.305      .295


See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                      Six Months Ended
                                                          August 31,

                                                       1996       1995

Cash flows from operating activities:
  Net earnings                                        $7,817      9,131
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     2,395      1,855
     Changes in assets and liabilities                (4,101)    (1,308)
     Other                                            (1,181)       (29)
       Net cash provided by operating activities       4,930      9,649

Cash flows from investing activities:
  Capital expenditures                                (6,211)    (2,833)
  Purchases of operating assets                       (7,342)      --
  Purchase of investments                                --      (6,064)
  Maturities of investments                              --      11,602
  Other                                                    9          1

       Net cash provided by (used in)
        investing activities                         (13,544)     2,706

Cash flows from financing activities:
  Dividends declared                                  (5,014)    (4,850)
  Other                                                   (9)        (6)

       Net cash used in financing activities          (5,023)    (4,856)

Net change in cash and equivalents                   (13,637)     7,499

Cash and equivalents at beginning of period           38,606     10,541

Cash and equivalents at end of period                $24,969     18,040


See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of August 31, 1996 and February 29, 1996, and the results of operations and cash flows for the three months and six months ended August 31, 1996 and 1995.

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

3. As of August 31, 1996, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 August 31,          February 29,
                                   1996                  1996

          Raw material           $6,120                  5,073
          Work-in-process           378                    679
          Finished goods          3,186                  2,546

                                 $9,684                  8,298

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      At August 31, 1996, the Company's financial position continues to be strong. Working capital decreased from $54,490,000 at February 29, 1996 to $45,263,000 at August 31, 1996. The decrease is primarily due to the April 1, 1996 purchase of the operating assets of two businesses including non-compete agreements with principals of the selling companies and capital additions. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

      Net sales for the quarter ended August 31, 1996 increased 8.4% from the corresponding period in the prior year. Net sales for the six months ended August 31, 1996 increased 6.8% from the corresponding period in the prior year. In both periods the sales increase is primarily attributable to acquisitions early in the first quarter. Gross margins for the three and six months ended August 31, 1996 decreased 5.0% and 2.7%, respectively, over the same periods in the prior year. In an attempt to achieve revenue growth in a competitive environment, the Company has begun to adjust prices to more competitive levels. In anticipation of increased sales volume the Company is currently hiring and training additional people. Both of these factors contribute to the decrease in gross margins. Selling, general and administrative expenses for the three and six months ended August 31, 1996 increased 16.2% and 11.4%, respectively, compared to the corresponding periods in the prior year. The increases are due to the operating expenses of two new businesses and costs associated with implementing a new management information system. Investment and other income decreased in the current year from the prior year due to decreased amounts of funds available for investments. The decline in funds available for investment is due to the two April 1, 1996 acquisitions and an increased level of investment in new equipment. The effective rate of Federal and state income tax expense is substantially unchanged from year to year.


                        PART II.  OTHER INFORMATION

Item 6.   Exhibits

     Exhibit:
       (27)    Financial Data Schedule


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.



Date  October 8, 1996           /s/Victor V. DiTommaso
                                Victor V. DiTommaso
                                Vice President - Finance,
                                Secretary & Treasurer
                                Principal Financial and Accounting Officer