Form 10-Q
period 1996-11-30
ENNIS BUSINESS FORMS INC
filed 1997-01-14
CIK 33002

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 1996


Commission File Number             1-5807


                          ENNIS BUSINESS FORMS, INC.
           (Exact name of registrant as specified in its charter)


               TEXAS                                        75-0256410
(State or other Jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

      107 N. Sherman Street, Ennis, TX                       75119
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

                                                    Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.



           Class                           Outstanding at November 30, 1996
Common stock, par value $2.50 per share                16,438,536


                   ENNIS BUSINESS FORMS, INC.

                              INDEX



Part I.   Financial Information

   Consolidated Condensed Balance Sheets --
     November 30, 1996 and February 29, 1996   2

   Consolidated Condensed Statements of Earnings --
     Three and Nine Months Ended November 30,
     1996 and 1995                             3

   Consolidated Condensed Statements of Cash
     Flows --Nine Months Ended November 30,
     1996 and 1995                             4

   Notes to Consolidated Condensed Financial
     Statements                                5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                6


Part II.  Other Information                    7

                    PART I.  FINANCIAL INFORMATION

                      ENNIS BUSINESS FORMS, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)
                                                November 30,  February
29,
                                                    1996          1996
                                Assets
Current assets
  Cash and equivalents                              $24,686      38,606
  Accounts receivable, net                           18,674      16,975
  Inventories                                         9,536       8,298
  Other current assets                                3,883       3,665

          Total current assets                       56,779      67,544

Property, plant and equipment, net                   30,173      21,857

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    5,993       3,861

Other assets and deferred charges                     2,773         400

          Total assets                              $95,718      93,662
                 Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt             $   80          80
  Accounts payable                                    5,227       5,144
  Accrued expenses                                    6,512       6,843
  Federal and state income taxes payable                351         987

          Total current liabilities                  12,170      13,054

Long-term debt, less current installments               200         280

Deferred credits, principally Federal income taxes    1,776       2,133

Stockholders' equity
  Common stock, at par value                         53,125      53,125
  Additional capital                                  1,040       1,040
  Retained earnings                                 119,307     115,935
  Cumulative foreign currency translation adjustments   (81)        (97)
                                                    173,391     170,003
Less:
  Treasury stock                                     91,819      91,808
         Total stockholders' equity                  81,572      78,195

         Total liabilities and stockholders' equity $95,718      93,662

See accompanying notes to consolidated condensed financial statements.
                      ENNIS BUSINESS FORMS, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                     November 30,        November 30,

                                  1996      1995          1996     1995

Net sales                        $40,210    36,827     $115,849   107,643

Costs and expenses:
  Cost of sales                   27,986    23,157       78,559    68,200
  Selling, general and administrative
    expenses                       7,488     6,182       20,867    18,200
  Interest expense                    15        24           61        71

                                  35,489    29,363       99,487    86,471

Earnings from operations           4,721     7,464       16,362    21,172

Investment and other income          290       305        1,168     1,231

Earnings before income taxes       5,011     7,769       17,530    22,403

Provision for income taxes         1,894     2,929        6,596     8,432

Net earnings                      $3,117     4,840      $10,934    13,971

Weighted average number of common
 shares outstanding           16,438,636  16,439,554  16,438,919 16,439,688

Per share amounts:
  Net earnings                      $.19       .29         $.67       .85

  Cash dividends                   $.155       .15         $.46      .445

See accompanying notes to consolidated condensed financial statements.


                      ENNIS BUSINESS FORMS, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)


                                                       Nine Months Ended
                                                         November 30,
                                                       1996       1995

Cash flows from operating activities:
  Net earnings                                       $10,934    13,971
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     3,638     2,803
     Changes in assets and liabilities                (3,773)      411
     Other                                              (848)      195
       Net cash provided by operating activities       9,951    17,380

Cash flows from investing activities:
  Capital expenditures                                (8,887)   (4,943)
  Purchases of operating assets                       (7,342)       --
  Purchases of investments                                --    (6,064)
  Maturities of investments                               --    23,742
  Other                                                   11         6

       Net cash provided by (used in) investing
       activities                                    (16,218)   12,741

Cash flows from financing activities:
  Purchase of treasury stock                             (11)       (6)
  Dividends declared                                  (7,562)   (7,316)
  Other                                                  (80)      (75)

       Net cash used in financing activities          (7,653)   (7,397)

Net changes in cash and equivalents                  (13,920)   22,724

Cash and equivalents at beginning of period           38,606    10,541

Cash and equivalents at end of period                $24,686    33,265

See accompanying notes to consolidated condensed financial statements.
                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of November 30, 1996 and February 29, 1996, and the results of operations and cash flows for the three months and nine months ended November 30, 1996 and 1995.

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

3. As  of  November  30, 1996, the Company has  reserved  378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):
                                 November 30,      February 29,
                                     1996              1996

         Raw material              $5,650             5,073
         Work-in-process            1,135               679
         Finished goods             2,751             2,546

                                   $9,536             8,298

5. On April 1, 1996, the Company purchased the operating assets and operations of two privately-owned specialty printing companies for approximately $8,000,000 in cash. The accompanying Consolidated Condensed Statement of Earnings for the three and nine months ended November 30, 1996 include the results of operations of the two companies from the date of acquisition. The cost of the acquired companies in excess of the amounts allocated to tangible net assets is being amortized over 25 years from the date of acquisition.
   Following is condensed, proforma consolidated results of operations for the three and nine month periods ended
   November 30, 1995 which reflects inclusion of the companies as if they had been acquired in the prior year.
                            Three Months Ended   Nine Months Ended
                            November 30, 1995    November  30, 1995

          Net sales              $39,031            114,566

          Net income              $4,657             13,657

          Earnings per share       $ .28                .83
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      At November 30, 1996, the Company's financial position continues to be strong. Working capital decreased from $54,490,000 at February 29, 1996 to $44,609,000 at November 30,
1996. The decrease is due to a decreased amount of cash provided by operating activities and an increased amount of cash used in investing activities. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

     Net sales for the quarter ended November 30, 1996 increased 9.2% from the corresponding period in the prior year. Net sales for the nine months ended November 30, 1996 increased 7.6% from the corresponding period in the prior year. We are beginning to achieve sales growth in our business forms products along with sales increases attributable to the operations purchased in April 1996. The equipment additions under the $16,500,000 capital investment program announced in April 1996 are just beginning to be placed into service and are not yet contributing meaningfully to our sales. Gross margins for the three and nine months ended November 30, 1996 decreased 10.6% and 5.5% respectively, over the same periods in the prior year. To achieve sales growth, we have reduced selling prices and enhanced customer service, including providing improved delivery schedules for our custom products. New employees are being hired and trained to produce an increasing volume of business and to continue implementing our planned improvements of customer service. All of these measures have substantially reduced gross profit margins. Selling, general and administrative expenses for the three and nine months ended November 30, 1996 increased 21.1% and 14.7%, respectively, compared to the corresponding periods in the prior year. The increases are due to the operating expenses of two new businesses and costs associated with implementing a new management information system. Investment and other income decreased in the current year from the prior year due to decreased amounts of funds available for investments. The decline in funds available for investment is due to the two April 1, 1996 acquisitions and an increased level of investment in new equipment. The effective rate of Federal and state income tax expense is substantially unchanged from year to year.

                   PART II.  OTHER INFORMATION



Item 6.   Exhibits

     Exhibit:
       (27)    Financial Data Schedule



                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ENNIS BUSINESS FORMS, INC.



Date      January 14, 1997      /s/Victor V. DiTommaso
                                Victor V. DiTommaso
                                Vice President - Finance,
                                Secretary & Treasurer
                                Principal Financial and
                                Accounting Officer