Form 10-K405
period 1997-02-28
ENNIS BUSINESS FORMS INC
filed 1997-05-28
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended       February 28, 1997
                                    OR
      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to

                    Commission file number             1-5807

                         ENNIS BUSINESS FORMS, INC.
          (Exact name of registrant as specified in its charter)
        Texas                                             75-0256410
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

 107 N. Sherman Street, Ennis, Texas                        75119
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code       (972) 872-3100

Securities registered pursuant to Section 12(b) of the Act:

                                 Number of Shares
                                 Outstanding on     Name of each exchange
      Title of each class        April 15, 1997      on which registered

Common Stock, par value
$2.50 per share                      16,438,235    New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 1997 (14,816,410 shares) was $159,276,407.

Documents Incorporated by References:
1997 Annual Report to Shareholders - incorporated in Parts I & II
Proxy Statement dated May 15, 1997 - incorporated in Parts I & III

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-K

                                  PART I

Item 1.   Business

    The Description of Business for the Company and its subsidiaries (Company) insofar as it relates to history, products, distribution, competition, raw materials, seasonal fluctuations, and industry segments, is incorporated herein by reference to pages 8 and 16 of the Company's 1997 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


Patents, Trademarks, Licenses, Franchises and Concessions:

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:

    At February 28, 1997 the Company's backlog of business forms orders believed to be firm was approximately $5,694,000 as compared to approximately $4,459,000 at February 29, 1996. The backlog of orders for tools, dies and special machinery at February 28, 1997 was approximately $3,423,000 as compared to approximately $3,191,000 at February 29, 1996. It is anticipated that all of the backlog of orders will be completed in the fiscal year ended February 28, 1998.


Research and Development:

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development.


Environment:

    There have been no material effects on the Company arising from compliance with Federal, State, and local provisions or regulations relating to the protection of the environment.


Employees:

    At February 28, 1997, the Company had approximately 1,554 employees, of whom approximately 333 were represented by four unions and under five separate contracts expiring at various times.


Item 2.   Properties
    The Company operates sixteen manufacturing facilities located in twelve states and Mexico City as follows:
                                                   Square feet
                                                  of floor space
                                           Owned     Leased    Total

  Ennis, Texas             Manufacturing   351,668             351,668
                            and
                           General Offices

  Chatham, Virginia        Manufacturing   127,956             127,956

  Paso Robles, California  Manufacturing    94,120              94,120

  Knoxville, Tennessee     Manufacturing    48,057              48,057

  Wolfe City, Texas        Manufacturing  119, 259             119,259

  Portland, Oregon         Manufacturing             47,000     47,000

  Fort Scott, Kansas       Manufacturing    69,000              69,000

  DeWitt, Iowa             Manufacturing    95,000              95,000

  Dallas, Texas            Manufacturing    82,400              82,400

  Louisville, Kentucky     Manufacturing    42,800              42,800

  Moultrie, Georgia        Manufacturing    25,000              25,000

  Coshocton, Ohio          Manufacturing    14,000              14,000

  Los Angeles, California  Manufacturing             29,286     29,286

  Macomb, Michigan         Manufacturing    56,350              56,350

  Seattle, Washington      Manufacturing             32,000     32,000

  Mexico City, Mexico      Manufacturing              4,982      4,982

                                         1,125,610  113,268  1,238,878


     All of the above properties are used for the production, warehousing and shipping of business forms and other business products except the Dallas, Texas plant which is used for the production of tools, dies and special machinery. The Boulder City, Nevada plant, 49,600 square feet, was closed in November 1995 and the property and building are being leased to a third party. The plants are being operated at normal productive capacity. Productive capacity fluctuates with the ebb and flow of market demands and depends upon the product mix at a given point in time. Equipment is added as existing machinery becomes obsolete or unrepairable and as new equipment becomes necessary to meet market demands; however, at any given time these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant's efficiency or capacity.

    All of the foregoing plants and warehouses are deemed to be in good condition and it is not anticipated that substantial expansion, refurbishing or re-equipping will be required in the near future.

    The rented property in Oregon is leased through December 2000. The rented property in Mexico City is leased through March 1998. The Company rents two properties in Los Angeles. In January 1997 the Company entered into a five-year lease for 19,286 square feet of manufacturing space. The lease expires in May 2002. While relocating its Los Angeles operation to this new space, the Company continues to lease 10,000 square feet on a short-term basis. The lease for the property in Seattle was re-negotiated in the past year and now expires in March 1999. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.   Legal Proceedings.

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

    Not applicable.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 1997.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 19, 1997) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

     Kenneth A. McCrady, Chairman of the Board and Chief Executive Officer, age 66, was elected Chairman in April 1985. Mr. McCrady was employed by the Company in 1970 and was elected to the office of Vice President of Finance at that time. In May 1971 he was elected to the offices of Executive Vice President and Treasurer. In August 1971 Mr. McCrady was elected as President and Chief Executive Officer and served in this capacity until his election as Chairman.

     Nelson D. Ward, President and Chief Operating Officer, age 55, was elected President and Chief Operating Officer in September 1996. Mr. Ward has been continuously employed by the Company since April 1971. Prior to his election as President and Chief Operating Officer, Mr. Ward served as Vice President - Sales and Marketing from September 1992 and President and General Manager of a subsidiary of the Company from June 1978.

     Albert V. Lemieux, Vice President - Tag & Label Operations, age 55, was elected Vice President - Tag and Label Operations in December 1996. Mr. Lemieux has been continuously employed by the Company since August 1975. Prior to his election as Vice President - Tag and Label Operations, Mr. Lemieux served as Vice President - Manufacturing from September 1989, General Manager of the DeWitt, Iowa division of the Company from December 1986 through September 1989 and plant manager of the DeWitt, Iowa continuous forms plant from June 1982 through December 1986.

     Joe R. Bouldin, Vice President - Forms Operations, age 46, was elected Vice President- Forms Operations in December 1996. Mr. Bouldin has been continuously employed by the Company since 1975. Prior to his election as Vice President - Forms Operations, Mr. Bouldin served as General Manager of the Ennis, Texas division of the Company from May 1989.

     Charles F. Ray, Vice President - Administration, age 53, was elected Vice President - Administration in September 1996. Mr. Ray has been continuously employed by the Company since June 1964; he served as President and Chief Operating Office from January 1990 until his election as Vice President - Administration. He served as Executive Vice President from June 1986 until January 1990.

     Betsy D. Yorke, Vice President - Sales and Marketing, age 41, was elected Vice President - Sales and Marketing in December 1996. Ms. Yorke has been continuously employed by the Company since March 1991. Prior to her election as Vice President - Sales and Marketing, Ms. Yorke served as President and General Manager of a subsidiary of the Company from August 1993. Ms. Yorke has served in various management capacities for the subsidiary of the Company (or its predecessor company) since January 1984.

     Victor V. DiTommaso, Jr., Vice President - Finance, Secretary and Treasurer, age 41, was elected Vice President - Finance and Secretary in September 1996 and Treasurer in December 1992. Mr. DiTommaso has been continuously employed by the Company since July 1991. Prior to his employment by the Company, Mr. DiTommaso maintained a public accounting practice in Dallas, Texas from June 1986.

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters.

    The information required by this item is incorporated herein by reference to page 9 of the Company's 1997 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 6.   Selected Financial Data.

    The information required by this item is incorporated herein by reference to page 6 of the Company's 1997 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information required by this item is incorporated herein by reference to pages 6 and 7 of the Company's 1997 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

    Not applicable.

Item 8.   Financial Statements and Supplementary Data.

    The information required by this item is incorporated herein by reference to page 9 and pages 12 through 20 and the inside back cover of the Company's 1997 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

    For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

    The information required by this item regarding Directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement dated May 15, 1997 which is attached as Exhibit (22) hereto.

Item 11.  Executive Compensation.

    The information required by this item is incorporated herein by reference to pages 5 through 9 of the Company's Proxy Statement dated May 15, 1997 which is attached as Exhibit (22) hereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated herein by reference to page 2 of the Company's Proxy Statement dated May 15, 1997 which is attached as Exhibit (22) hereto.

Item 13.  Certain Relationships and Related Transactions.

    The information required by this item is incorporated herein by reference to page 11 of the Company's Proxy Statement dated May 15, 1997 which is attached as Exhibit (22) hereto.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

    Exhibits:
    (3.(i)) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
    (3.(ii)) Bylaws of the Registrant as amended through May 13, 1977 with attached amendments dated May 3, 1979 and March 2, 1983 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
        (13) 1997 Annual Report to Shareholders.
        (21) Subsidiaries of Registrant.
        (22) Notice, Proxy Statement and proxy incorporated herein by reference to the Registrant's Proxy Statement dated May 15, 1997.
        (23) Independent Auditors' Consent.

    Financial Statements and Financial Statement Schedule:
          See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report.

    Reports on Form 8-K:

    Not applicable.


          UNDERTAKINGS WITH RESPECT TO REGISTRANT'S REGISTRATION
                   STATEMENT, FORM S-8, NUMBER 2-81124

    (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, forming a part of the referenced registration statement, to each person to whom the prospectus is sent or given, the latest annual report to security holders that is incorporated by reference in the prospectus and furnished pursuant to and meeting the requirements of Rule 14a-3 or Rule 14c-3 under the Securities Exchange Act of 1934; and, where interim financial information required to be presented by Article 3 of Regulation S-X is not set forth in the prospectus, to deliver, or cause to be delivered, to each person to whom the prospectus is sent or given, the latest quarterly report that is specifically incorporated by reference in the prospectus to provide such interim financial information.


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


                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

    The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's Annual Report for 1997 are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 5, 6, 7 and 8 incorporating certain portions of the Company's Annual Report for 1997, such Annual Report for 1997 is not deemed to be filed as part of this Form 10-K.

                                                        Reference Page
                                                            1997 Annual
                                                  Form         Report to
                                                  10-K      Shareholders

Consolidated financial statements of the Company:
  Independent auditors' report                           Inside Back Cover
  Consolidated balance sheets - February 28, 1997
    and February 29, 1996                                          14 - 15
  Consolidated statements of earnings - years ended
    February 28 or 29, 1997, 1996 and 1995                              12
  Consolidated statements of cash flows - years ended
    February 28 or 29, 1997, 1996 and 1995                              13
  Notes to consolidated financial statements                   16 - 20 and
                                                         Inside Back Cover
Independent auditors' report on financial statement
  schedule                                        S-1
Financial Statement Schedule for three years ended
  February 28, 1997:
   II - Valuation and qualifying accounts         S-2


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

                                (Registrant) ENNIS BUSINESS FORMS, INC.


Date: May 28, 1997       BY: /s/    Kenneth A. McCrady
                           Kenneth A. McCrady, Chairman of the Board
                           and Chief Executive Officer


Date: May 28, 1997       BY: /s/    Victor V. DiTommaso, Jr.
                           Victor V. DiTommaso, Jr.
                           Vice President - Finance, Secretary, Treasurer and Principal Financial and Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 28, 1997       BY: /s/    Kenneth A. McCrady
                           Kenneth A. McCrady, Director


Date: May 28, 1997       BY: /s/    Harold W. Hartley
                           Harold W. Hartley, Director


Date: May 28, 1997       BY: /s/    Robert L. Mitchell
                           Robert L. Mitchell, Director


Date: May 28, 1997       BY: /s/    Thomas R. Price
                           Thomas R. Price, Director


Date: May 28, 1997       BY: /s/    Nelson Ward
                           Nelson Ward, Director

                      INDEPENDENT AUDITORS' REPORT ON
                       FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Ennis Business Forms, Inc.:

Under date of April 18, 1997, we reported on the consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 1997, as contained in the 1997 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index to
financial  statements and financial statement schedule  on  page  7.   This
financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG Peat Marwick LLP



Dallas, Texas
April 18, 1997


                                                                Schedule II

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

                    Three Years Ended February 28, 1997
                              (In thousands)

                                          Additions
                         Balance at   Charged   Charged             Balance
                         beginning      to      to other            at end
    Description            of year   operations accounts Deductions of year


Year ended February 28, 1997:
 Allowance for doubtful
   receivables                $1,085      382      36(1)   413(2)    1,090

Year ended February 29, 1996:
 Allowance for doubtful
   receivables                $1,030      348      25(1)   318(2)    1,085

Year ended February 28, 1995:
 Allowance for doubtful
    receivables               $  845      444      38(1)   297(2)    1,030


Notes:
  (1) Principally collection of accounts previously charged off.
  (2) Charge-off of uncollectible receivables.