Form 10-Q
period 1997-05-31
ENNIS BUSINESS FORMS INC
filed 1997-07-07
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                MAY 31, 1997


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

                                                         Yes  X    No.

Indicate the number of shares outstanding of each of the issuer's classes of common sock, as the latest practicable date.



           Class                               Outstanding at May 31, 1997
Common stock, par value $2.50 per share               16,438,229

                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Consolidated Condensed Balance Sheet --
     May 31, 1997 and February 28, 1997                 2

   Consolidated Condensed Statements of Earnings --
     Three Months Ended May 31, 1997 and 1996           3

   Consolidated Condensed Statements of Cash
     Flows --Three Months Ended May 31, 1997
     and 1996                                           4

   Notes to Consolidated Condensed Financial
     Statements                                         5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                         6


Part II.    Other Information                           6


                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                     May 31,  February 28,
                                                      1997        1997
                                  Assets
Current assets
  Cash and equivalents                               $18,020       18,494
  Accounts receivable, net                            18,217       18,600
  Inventories                                          9,610       10,500
  Other current assets                                 4,015        5,033

          Total current assets                        49,862       52,627

Property, plant and equipment, net                    36,837       33,560

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                     6,066        5,942

Other assets and deferred charges                      2,731        2,828

          Total assets                               $95,496       94,957
                   Liabilities and Shareholders' Equity
Current liabilities
  Current installments of long-term debt             $   179           85
  Accounts payable                                     4,687        5,234
  Accrued expenses                                     5,732        4,988

          Total current liabilities                   10,598       10,307

Long-term debt, less current installments                373          195

Deferred credits, principally Federal income taxes     3,150        2,869

Shareholders' equity
  Common stock, at par value                          53,125       53,125
  Additional capital                                   1,040        1,040
  Retained earnings                                  119,110      119,318
  Cumulative foreign currency translation adjustments    (78)         (76)
                                                     173,197      173,407
Less:
  Treasury stock                                      91,822       91,821
          Total shareholders' equity                  81,375       81,586

          Total liabilities and shareholders' equity $95,496       94,957

See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                                     Three Months Ended
                                                           May 31,

                                                       1997       1996

Net sales                                           $37,896      36,924

Costs and expenses:
  Cost of sales                                      27,020      24,151
  Selling, general and administrative expenses        7,414       6,462
  Interest expense                                       18          23

                                                     34,452      30,636

Earnings from operations                              3,444       6,288

Investment and other income                             286         483

Earnings before income taxes                          3,730       6,771

Provision for income taxes                            1,390       2,549

Net earnings                                        $ 2,340       4,222

Weighted average number of common shares
 outstanding                                     16,438,279  16,439,283

Per share amounts:
  Net earnings                                        $ .14         .26

  Cash dividends                                      $.155         .15


See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                       Three Months Ended
                                                             May 31,

                                                        1997       1996

Cash flows from operating activities:
  Net earnings                                         $2,340      4,222
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      1,460      1,125
     Changes in assets and liabilities                  2,339     (1,383)
     Other                                                504       (146)
       Net cash provided by operating activities        6,643      3,818

Cash flows from investing activities:
  Capital expenditures                                 (4,861)    (2,946)
  Purchases of operating assets                          --       (6,959)
  Other                                                    21          9

       Net cash used in investing activities           (4,840)    (9,896)

Cash flows from financing activities:
  Dividends declared                                   (2,548)    (2,466)
  Proceeds from capital lease financing                   289         --
  Other                                                   (18)        (4)

       Net cash used in financing activities           (2,277)    (2,470)

Net changes in cash and equivalents                      (474)    (8,548)

Cash and equivalents at beginning of period            18,494     38,606

Cash and equivalents at end of period                 $18,020     30,058


See accompanying notes to consolidated condensed financial statements.



                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of May 31, 1997 and February 28, 1997, and the results of operations and cash flows for the three months ended May 31, 1997 and 1996.

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

3. As of May 31, 1997, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of its inventories, and the First-In, First-Out
   (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 May 31,     February 28,
                                   1997          1997

          Raw material            $5,852        6,394
          Work-in-process          1,032        1,127
          Finished goods           2,726        2,979

                                  $9,610       10,500


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION, RESULTS OF OPERATIONS
                        AND OUTLOOK FOR THE FUTURE


Liquidity and Capital Resources

      At May 31, 1997, the Company's financial position continues to be strong. Working capital decreased from $42,320,000 at February 28, 1997 to $39,264,000 at May 31, 1997. The decrease is primarily due to capital expenditures. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.

Results of Operations

     Net sales for the quarter ended May 31, 1997 increased 2.6% from the corresponding period in the prior year. Gross profit margins decreased 14.9% in the current year compared to the same period in the prior year. The gross profit margins decline was the result of lower selling prices coupled with higher costs associated with an increase in the number of employees required to produce more orders and to improve service time. Selling, general and administrative expenses increased 14.7% in the current year compared to the prior year. The increase is because of costs associated with a new management information system and an increase in customer service personnel to accommodate an increase in customer orders. Investment and other income decreased in the current year from the prior year due to decreased amounts of funds available for investments. Funds available for investment have decreased because of capital expenditures. The effective rate of Federal and state income tax expense is substantially unchanged from the prior period.


                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting on June 19, 1997.

(b)Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

   Directors elected were:  Robert L. Mitchell, Thomas R. Price and Ewell
   L. Tankersley.

(c)Briefly described below is the only other matter voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

      (1) Selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 28, 1998.

                      For        15,107,842
                      Against        96,215
                      Abstain        33,789


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date      July 7, 1997     /s/Victor V.DiTommaso
                           Victor V. DiTommaso
                           Vice President - Finance, Secretary & Treasurer
                           Principal Financial and Accounting Officer


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.



Date July, 7, 1997
                          Victor V. DiTommaso
                          Vice President - Finance, Secretary & Treasurer Principal Financial and Accounting Officer