Form 10-Q
period 1997-08-31
ENNIS BUSINESS FORMS INC
filed 1997-10-09
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 1997


Commission File Number             1-5807


                          ENNIS BUSINESS FORMS, INC.
            (Exact name of registrant as specified in its charter)


               TEXAS                                75-0256410
       (State or other Jurisdiction of             (I. R. S.Employer
       incorporation or organization)              Identification No.)

      107 N. Sherman Street, Ennis, TX                       75119
     (Address of principal executive offices)              (Zip Code)


                                 (972) 872-3100
               (Registrant's telephone number, including area code)


                                  No Change
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such report),and 2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X      No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding at August 31, 1997
Common stock, par value $2.50 per share              16,437,998

                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Consolidated Condensed Balance Sheets --
     August 31, 1997 and February 28, 1997             2

   Consolidated Condensed Statements of Earnings --
     Three and Six Months Ended August 31,1997
     and 1996                                          3

   Consolidated Condensed Statements of Cash
     Flows --Six Months Ended August 31, 1997
     and 1996                                          4

   Notes to Consolidated Condensed Financial
     Statements                                        5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        6


Part II.Other Information                              7




                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                   August 31,   February 28,
                                                      1997          1997
                                  Assets
Current assets
  Cash and equivalents                               $ 20,083      18,494
  Accounts receivable, net                             18,226      18,600
  Inventories                                           8,196      10,500
  Other current assets                                  4,220       5,033

          Total current assets                         50,725      52,627

Property, plant and equipment, net                     37,886      33,560

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                      6,002       5,942

Other assets and deferred charges                       2,533       2,828

          Total assets                               $ 97,146      94,957
                   Liabilities and Shareholders' Equity
Current liabilities
  Current installments of long-term debt             $    180          85
  Accounts payable                                      4,517       5,234
  Accrued expenses                                      7,173       4,988
  Federal and state income taxes payable                    4          --

          Total current liabilities                    11,874      10,307

Long-term debt, less current installments                 349         195

Deferred credits, principally Federal income taxes      3,456       2,869

Shareholders' equity
  Common stock, at par value                           53,125      53,125
  Additional capital                                    1,040       1,040
  Retained earnings                                   119,211     119,318
  Cumulative foreign currency translation adjustments     (85)        (76)
                                                      173,291     173,407
Less:
  Treasury stock                                       91,824      91,821
          Total shareholders' equity                   81,467      81,586

          Total liabilities and shareholders' equity $ 97,146      94,957

See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      August 31,             August 31,

                                    1997      1996        1997       1996

Net sales                          $38,309     38,715    $76,205     75,639

Costs and expenses:
  Cost of sales                     26,562     26,422     53,582     50,573
  Selling, general and administrative
    expenses                         7,797      6,917     15,211     13,379
  Interest expense                      19         23         37         46

                                    34,378     33,362     68,830     63,998

Earnings from operations             3,931      5,353      7,375     11,641

Investment and other income            265        395        551        878

Earnings before income taxes         4,196      5,748      7,926     12,519

Provision for income taxes           1,546      2,153      2,937      4,702

Net earnings                       $ 2,650      3,595    $ 4,989      7,817

Weighted average number of common
 shares outstanding             16,438,126 16,438,890 16,438,199 16,439,055

Per share amounts:
  Net earnings                       $ .16        .22      $ .30        .48

  Cash dividends                     $.155       .155      $ .31       .305


See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                          August 31,

                                                       1997         1996

Cash flows from operating activities:
  Net earnings                                       $  4,989       7,817
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      3,112       2,395
     Changes in assets and liabilities                  4,853      (4,101)
     Other                                                812      (1,181)
       Net cash provided by operating activities       13,766       4,930

Cash flows from investing activities:
  Capital expenditures                                 (7,347)     (6,211)
  Purchases of operating assets                            --      (7,342)
  Other                                                    21           9

       Net cash provided by (used in) investing
activities                                             (7,326)    (13,544)

Cash flows from financing activities:
  Dividends declared                                   (5,096)     (5,014)
  Proceeds from capital lease financing                   288          --
  Other                                                   (43)         (9)

       Net cash used in financing activities           (4,851)     (5,023)

Net change in cash and equivalents                      1,589     (13,637)

Cash and equivalents at beginning of period            18,494      38,606

Cash and equivalents at end of period                $ 20,083      24,969


See accompanying notes to consolidated condensed financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of August 31, 1997 and February 28, 1997, and the results of operations and cash flows for the three months and six months ended August 31, 1997 and 1996.

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

3. As of August 31, 1997, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                   August 31,      February 28,
                                     1997             1997

          Raw material              $ 4,850           6,394
          Work-in-process               981           1,127
          Finished goods              2,365           2,979

                                    $ 8,196          10,500


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     At August 31, 1997, the Company's financial position continues to be strong. Working capital decreased from $42,320,000 at February 28, 1997 to $38,851,000 at August 31, 1997. The decrease is primarily due to capital expenditures. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

     Net sales for the quarter ended August 31, 1997 decreased 1.0% from the corresponding period in the prior year. Net sales for the six months ended August 31, 1997 increased .7% from the corresponding period in the prior year. The sales decline in the second quarter is attributable to declines in cotton tag sales and sales from the two commercial printing operations acquired last year. Cotton tag sales declined $700,000 in the second quarter as compared to the same period in the prior year. From a record high in 1992, cotton tag sales have steadily declined as a result of changing industry practices, new technologies and competitive pressures. The gross margins for the three and six month periods ended August 31, 1997 decreased 4.4% and 9.7%, respectively, compared to the same periods in the prior year. The decline in gross profits is because of price discounting and the cost of providing improved service to customers. The gross profit decline for the three months ended August 31, 1997 compared to the corresponding three months ended August 31, 1996 is not as substantial as the gross profit margin decline between the six month periods. This is because there was less discounting of prices in the second quarter of 1997 compared to the first quarter of 1997. Selling, general and administrative expenses for the three and six month periods ended August 31, 1997 increased 12.7% and 13.7%, respectively, compared to the corresponding periods in the prior year. The increases are primarily due to higher marketing and promotion costs, increased customer telephone call activity, increased personnel costs and expanded information and communications systems, all associated with the ongoing efforts to grow sales. Investment and other income decreased in the current year from the prior year due to decreased amounts of funds available for investments. Funds available for investment have decreased because of capital expenditures and lower earnings. The effective Federal and state income tax rate is substantially the same each year.


                        PART II.  OTHER INFORMATION



Item 6.   Exhibits

     Exhibit:
       (27)    Financial Data Schedule


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ENNIS BUSINESS FORMS, INC.



Date October 9, 1997       /s/Victor V. DiTommaso
                           Victor V. DiTommaso
                           Vice President - Finance, Secretary & Treasurer
                           Principal Financial and Accounting Officer


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ENNIS BUSINESS FORMS, INC.



Date October 9, 1997
                           Victor V. DiTommaso
                           Vice President - Finance, Secretary & Treasurer Principal Financial and Accounting Officer