Form 10-Q
period 1997-11-30
ENNIS BUSINESS FORMS INC
filed 1998-01-09
CIK 33002

15

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 1997


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

                                                          Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.


           Class                          Outstanding at November 30, 1997
Common stock, par value $2.50 per share                     16,437,685


                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Condensed Consolidated Balance Sheets --
     November 30, 1997 and February 28, 1997           2

   Condensed Consolidated Statements of Earnings --
     Three and Nine Months Ended November 30,
     1997 and 1996                                     3

   Condensed Consolidated Statements of Cash
     Flows --Nine Months Ended November 30,
     1997 and 1996                                     4

   Notes to Condensed Consolidated Financial
     Statements                                        5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        6


Part II.                             Other Information  7


                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                 November 30, February 28,
                                                    1997         1997
                                  Assets
Current assets
  Cash and equivalents                               $19,758       18,494
  Accounts receivable, net                            17,965       18,600
  Inventories                                          7,423       10,500
  Other current assets                                 5,542        5,033

          Total current assets                        50,688       52,627

Property, plant and equipment, net                    37,653       33,560

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                     4,620        5,942

Other assets and deferred charges                      1,878        2,828

          Total assets                               $94,839       94,957
                   Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt             $   180           85
  Accounts payable                                     5,544        5,234
  Accrued expenses                                     7,046        4,988
  Federal and state income taxes payable                 730           --

          Total current liabilities                   13,500       10,307

Long-term debt, less current installments                231          195

Deferred credits, principally Federal income taxes     1,029        2,869

Stockholders' equity
  Common stock, at par value                          53,125       53,125
  Additional capital                                   1,040        1,040
  Retained earnings                                  117,795      119,318
  Cumulative foreign currency translation adjustments    (53)        (76)
                                                     171,907      173,407
Less:
  Treasury stock                                      91,828       91,821
          Total stockholders' equity                  80,079       81,586

          Total liabilities and stockholders' equity $94,839       94,957

See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                     November 30,           November 30,

                                  1997      1996          1997      1996

Net sales                        $ 40,311     40,210   $116,516    115,849

Costs and expenses:
  Cost of sales                    27,822     27,986     81,404     78,559
  Selling, general and
     administrative expenses        7,770      7,488     22,981     20,867
  Loss on disposal of Heath
    Printers, Inc.                  3,067         --      3,067         --
  Interest expense                     17         15         54         61

                                   38,676     35,489    107,506     99,487

Earnings from operations            1,635      4,721      9,010     16,362

Investment and other income           301        290        852      1,168

Earnings before income taxes        1,936      5,011      9,862     17,530

Provision for income taxes            805      1,894      3,741      6,596

Net earnings                     $  1,131      3,117   $  6,121     10,934

Weighted average number of common
 shares outstanding            16,437,828 16,438,636 16,438,071 16,438,919

Per share amounts:
  Net earnings                   $    .07        .19      $ .37        .67

  Cash dividends                 $   .155       .155      $.465        .46





See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                       Nine Months Ended
                                                         November 30,
                                                       1997       1996

Cash flows from operating activities:
  Net earnings                                       $  6,121    10,934
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      4,685     3,638
     Loss on disposal of Heath Printers, Inc.           3,067        --
     Changes in assets and liabilities                  5,911    (3,773)
     Other                                             (2,105)     (848)
       Net cash provided by operating activities       17,679     9,951

Cash flows from investing activities:
  Capital expenditures                                 (8,916)   (8,887)
  Purchases of operating assets                            --    (7,342)
  Other                                                    21        11

       Net cash used in investing activities           (8,895)   (16,218)

Cash flows from financing activities:
  Purchase of treasury stock                               (7)      (11)
  Proceeds from capital lease financing                   289        --
  Reduction of long-term debt                            (158)      (80)
  Dividends                                            (7,644)   (7,562)

       Net cash used in financing activities           (7,520)   (7,653)

Net changes in cash and equivalents                     1,264   (13,920)

Cash and equivalents at beginning of period            18,494    38,606

Cash and equivalents at end of period                $ 19,758    24,686



See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of November 30, 1997 and February 28, 1997, and the results of operations and cash flows for the three months and nine months ended November 30, 1997 and 1996.

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

3. As of November 30, 1997, the Company has reserved 378,958 shares of common stock under incentive stock options plans.

4. The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):
                                 November 30,     February 28,
                                       1997          1997

         Raw material               $ 4,392          6,394
         Work-in-process                888          1,127
         Finished goods               2,143          2,979

                                    $ 7,423         10,500



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     At November 30, 1997, the Company's financial position continues to be strong. Working capital decreased from $42,320,000 at February 28, 1997 to $37,188,000 at November 30, 1997. The decrease is due to lower inventories, increased accrued expenses and capital expenditures. The Company's cash flow from operations continues to be adequate to sustain operations, meet debt repayment requirements and fund capital additions. No liquidity problems are anticipated.


Results of Operations

     For the three months and nine months ended November 30, 1997, net sales increased .3% and .6% respectively from the corresponding periods of last year. The gross profit margin increased 2.2% and decreased 5.8% for the three months and nine months ended November 30, 1997 from the corresponding periods of last year. The gross profit margin increased for the current quarter from the same period in the prior year due to higher sales prices. Selling, general and administrative expenses for the three and nine months ended November 30, 1997 increased 3.8% and 10.1%, respectively, compared to the corresponding periods in the prior year. The increases are primarily due to higher marketing and promotion costs, increased customer telephone call activity, increased personnel costs and expanded information and communications systems, all associated with the ongoing efforts to grow sales. Investment and other income for the periods ended November 30, 1997 compared to the same periods in the prior year increased 3.8% for the quarter and decreased 27.0% for the nine months due to higher funds available for investment early in the prior year. Net earnings declined 63.7% and 44%, respectively, for the three months and nine months ended November 30, 1997 from the corresponding periods of last year. Earnings per share declined $.12 and $.30, respectively, for the three months and nine months ended November 30, 1997 from the corresponding periods of last year. The per share earnings were based upon three months and nine months weighted average shares outstanding of 16,437,828 and 16,438,071, respectively at November 30, 1997, and 16,438,636 and
16,438,919 weighted average shares outstanding at November 30, 1996. The $.12 per share decline in earnings from the quarter ended November 30, 1997 compared to the corresponding period in the prior year was due to a $1,994,000 non cash charge resulting from the Company's decision to sell its commercial printing subsidiary, Heath Printers, Inc. The charge represents what the Company estimates it can reasonably expect (net of income tax benefit) to realize from a sale as compared to its carrying value. Excluding the special charge from Heath, quarterly earnings increased 17.9% from the immediately preceding quarter and increased fractionally from the corresponding period in the prior year. The increase in earnings from the second quarter to the third quarter (excluding the special charge) was primarily the result of higher quarter to quarter sales. Aside from cotton tags (which have been in decline for several years), we continue to expect 3% to 4% unit sales growth in our traditional products. The effective rate of Federal and state income tax expense is substantially the same each year.






     Management's results of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of January 9, 1998.

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits

     Exhibit:
       (3) (ii)   Amended Bylaws

     Exhibit:
       (27)    Financial Data Schedule



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ENNIS BUSINESS FORMS, INC.



Date   January 9, 1998    /s/Victor V. DiTommaso
                          Victor V. DiTommaso
                          Vice President - Finance, Secretary & Treasurer
                          Principal Financial and Accounting Officer



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.



Date  January 9, 1998
                          Victor V. DiTommaso
                          Vice President - Finance, Secretary & Treasurer Principal Financial and Accounting Officer