Form 10-K405
period 1998-02-28
ENNIS BUSINESS FORMS INC
filed 1998-05-29
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended             February 28, 1998
                                    OR
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

                                      Number of Shares
                                       Outstanding on    Name of each exchange
      Title of each class              April 20, 1998      on which registered

Common Stock, par value $2.50 per share     16,437,668 New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 20, 1998 (14,952,157 shares) was $185,032,943.

Document Incorporated by References:
Proxy Statement dated May 21, 1998 - Incorporated in Parts I & III

                    SECURITIES AND EXCHANGE COMMISSION

                                FORM 10-K

                                  PART I

Item 1.   Business

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Except for one subsidiary, Ennis (the Company and all of its other subsidiaries) prints and constructs a broad line of business forms and other business products for national distribution. Approximately 93% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates sixteen manufacturing locations in eleven strategically located states and Mexico City, providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. In addition, the Company's subsidiary, Connolly Tool and Machine Company (Connolly), located in Dallas, Texas designs and manufactures tools, dies and special machinery, all to customers' specifications, for customers located primarily in the Southwestern part of the United States. For the year ended February 28, 1998 the sale of business products represents approximately 96% of consolidated net sales with Connolly's operations accounting for the balance of consolidated net sales.

    While it is not possible, because of the lack of adequate statistical information, to determine Ennis' share of the total business products market or Connolly's share of the total tool, dies and special machinery market, or their positions in their respective industries, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers, and that its business forms offering is more diversified than that of most companies in the business forms industry. Also, Connolly is believed to be one of the leading independent designers and manufacturers of tools, dies and special machinery in the Southwestern United States.

    Distribution of business forms and other business products throughout the United States and Mexico is primarily through independent dealers, including business forms distributors, stationers, printers, computer software developers, etc. Distribution of tools, dies and special machinery is on a contract basis with individual customers. No single customer accounts for as much as ten percent of consolidated net sales.

    Raw materials principally consist of a wide variety of weights, widths, colors, sizes, and qualities of paper for business products and a variety of types and grades of metals and electrical and mechanical components for tools, dies and special machinery purchased from a number of major suppliers at prevailing market prices.

    Seasonal fluctuations in business forms usage have historically caused a decline in sales during the first quarter, and operations are further affected by the seasonal pattern of business forms used in the raw cotton industry, which forms are generally sold during the months immediately preceding the harvesting of cotton. However, recent experience indicates that general economic conditions are the predominant factor in quarterly volume fluctuations, not only in the business forms market, but also in the markets in which Connolly participates.


Patents, Trademarks, Licenses, Franchises and Concessions:

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:

    At February 28, 1998 the Company's backlog of business forms orders believed to be firm was approximately $4,914,000 as compared to approximately $5,694,000 at February 28, 1997. The backlog of orders for tools, dies and special machinery at February 28, 1998 was approximately $3,603,000 as compared to approximately $3,423,000 at February 28, 1997. It is anticipated that all of the backlog of orders will be completed in the fiscal year ended February 28, 1999.


Research and Development:

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 1998.


Environment:

    There have been no material effects on the Company arising from compliance with Federal, State, and local provisions or regulations relating to the protection of the environment.


Employees:

    At February 28, 1998, the Company had approximately 1,469 employees, of whom approximately 381 were represented by four unions and under four separate contracts expiring at various times. In March 1998, a fifth location chose union representation. This location has 68 employees now represented by a union. The Company and the union will be negotiating a separate contract for this fifth location. The Company currently has a contract in force at another location with this union.



Item 2.   Properties
    The Company operates seventeen manufacturing facilities located in eleven states and Mexico City as follows:
                                                      Square feet
                                                     of floor space
                                                Owned   Leased    Total

  Ennis, Texas            Two Manufacturing    351,668            351,668
                          Facilities and
                          General Offices

  Chatham, Virginia       Manufacturing        127,956            127,956

  Paso Robles, California Manufacturing         94,120             94,120

  Knoxville, Tennessee    Manufacturing         48,057             48,057

  Wolfe City, Texas       Two Manufacturing
                          Facilities          119, 259            119,259

  Portland, Oregon        Manufacturing                 47,000     47,000

  Fort Scott, Kansas      Manufacturing         86,660             86,660

  DeWitt, Iowa            Manufacturing         95,000             95,000

  Dallas, Texas           Manufacturing         82,400             82,400

  Louisville, Kentucky    Manufacturing         42,800             42,800

  Moultrie, Georgia       Manufacturing         25,000             25,000

  Coshocton, Ohio         Manufacturing         24,750             24,750

  Bell, California        Manufacturing                 19,286     19,286

  Macomb, Michigan        Manufacturing         56,350             56,350

  Mexico City, Mexico     Manufacturing                  4,982      4,982

                                             1,154,020  71,268  1,225,288

     All of the above properties are used for the production, warehousing and shipping of business forms and other business products except the Dallas, Texas plant, which is used for the production of tools, dies and special machinery. The Company also owns a plant in Boulder City, Nevada with 49,600 square feet. The plant was closed in November 1995 and the property and building are being leased to a third party.


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

    All of the foregoing facilities are considered to be in good condition. The Company does not anticipated that substantial expansion, refurbishing or re-equipping will be required in the near future.

    The rented property in Oregon is leased through December 2000 and the rented property in California is leased through May 2002. The rented property in Mexico City is leased through March 1999. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.   Legal Proceedings.

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

    None.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1998.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 18, 1998) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

    Kenneth A. McCrady, Chairman of the Board, age 67, was elected Chairman in April 1985. Mr. McCrady was employed by the Company in 1970 and was elected to the office of Vice President of Finance at that time. In May 1971 he was elected to the offices of Executive Vice President and Treasurer. In August 1971 Mr. McCrady was elected as President and Chief Executive Officer and served in this capacity until his election as Chairman in April 1985. In November 1997 Mr. McCrady relinquished the Chief Executive Officer responsibilities.


    Keith S. Walters, Vice Chairman of the Board and Chief Executive Officer, age 48, was elected Vice Chairman of the Board and Chief Executive Officer in November 1997. Mr. Walters joined the Company in August 1997 as Vice President - Commercial Printing Operations. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

     Nelson Ward, President and Chief Operating Officer, age 56, was elected President and Chief Operating Officer in September 1996. Mr. Ward has been continuously employed by the Company since April 1971. Prior to his election as President and Chief Operating Officer, Mr. Ward served as Vice President - Sales and Marketing from September 1992 and President and General Manager of a subsidiary of the Company from June 1978. Mr. Ward was elected Treasurer in March 1972, Vice President - Finance in February 1973 and Secretary in May 1973 and served in these capacities until June 1978.

     Albert V. Lemieux, Vice President - Tag & Label Operations, age 56, was elected Vice President - Tag and Label Operations in December 1996. Mr. Lemieux has been continuously employed by the Company since August 1975. Prior to his election as Vice President - Tag and Label Operations, Mr. Lemieux served as Vice President - Manufacturing from September 1989, General Manager of the DeWitt, Iowa division of the Company from December 1986 through September 1989 and plant manager of the DeWitt, Iowa continuous forms plant from June 1982 through December 1986.

     Joe R. Bouldin, Vice President - Forms Operations, age 47, was elected Vice President- Forms Operations in December 1996. Mr. Bouldin has been continuously employed by the Company since 1975. Prior to his election as Vice President - Forms Operations, Mr. Bouldin served as General Manager of the Ennis, Texas division of the Company from May 1989.

     Victor V. DiTommaso, Jr., Vice President - Finance, Secretary and Treasurer, age 42, was elected Vice President - Finance and Secretary in September 1996 and Treasurer in December 1992. Mr. DiTommaso has been continuously employed by the Company since July 1991. Prior to his employment by the Company, Mr. DiTommaso maintained a public accounting practice in Dallas, Texas from June 1986.

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.


                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters.

    The Company's common stock is traded on the New York Stock Exchange. The following tables sets forth for the periods indicated: the high and low closing sales prices and the common stock trading volume as reported by the New York Stock Exchange and dividends declared by the Company.
                                                    Common
                                                 Stock Trading
                                                    Volume     Dividends
                                                    number  per share of
                         Common Stock Price Range of shares     Common
                              High      Low     (in thousands)   Stock
Fiscal Year Ended February 28, 1998
    First Quarter           $11.2500    $ 9.7500        1,195   $0.155
    Second Quarter           11.1250      8.5000        2,426    0.155
    Third Quarter            11.4375      9.3750          905    0.155
    Fourth Quarter           10.6250      9.0625        1,094    0.155

Fiscal Year Ended February 28, 1997
    First Quarter            12.0000     10.3750        1,894    0.150
    Second Quarter           11.7500     10.3750        1,735    0.155
    Third Quarter            11.6250      9.8750        1,161    0.155
    Fourth Quarter           11.6250      9.6250        1,845    0.155

    On April 20, 1998, the last sale price of the common stock was $12.375 per share and the number of shareholders of record was 1,705.

Item 6.   Selected Financial Data.
                                          Years Ended February 28 or 29,
                                 1998     1997      1996     1995    1994
                                     (In thousands, except per share
amounts)
Net sales                     $154,348 $153,726  $142,134 $140,097$132,945
Net earnings                    10,208   13,493    18,617   20,016  19,457
Net earnings per basic and diluted
 share of common stock (a)        0.62     0.82      1.13     1.22    1.16
Total assets                    94,474   94,957    93,662   84,991  74,499
Long-term debt                     206      195       280      360     435
Cash dividends per share
 of common stock                  .620     .615      .595     .575    .555

(a)Earnings per share for each period presented has been calculated using the provisions of SFAS No. 128, Earnings per Share, which is effective for periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data. (See
   Note 1: "Significant Accounting Policies and General Matters." In
   Part II Item 8 of this report.)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
     The Company has maintained a strong financial position with working capital at February 28, 1998 of $43,264,000, an increase of 2.2% from the beginning of the year, and a current ratio of 5.2 to 1. The increase is due to the sale of Heath Printers, Inc. in January 1998 (see note 8 to the Company's Consolidated Financial Statements) and cash from operations exceeding dividend and capital investment requirements. The Company has $22,700,00 in cash and equivalents and $206,000 in long-term debt, less current installments.

Accounting Standards
     In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is reviewing the provisions of this statement and, if necessary, will change its current reportable business segments to ones reflecting the organizational structure of the Company.

Impact of Year 2000 Issue
     The Year 2000 issue results from the fact that many computer programs have been written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. The Company has established a committee to oversee Year 2000 compliance. The committee has made a preliminary assessment with respect to significant financial and accounting systems and determined that these systems are substantially in compliance. The committee will be assessing auxillary systems as well as integration with customers and suppliers. The total cost and time which will be incurred by the Company associated with the impact of Year 2000 compliance has not been determined with certainty, but the Company believes that Year 2000 compliance will not result in a material adverse effect on its financial condition or results of operations.

Results of Operations

1998 as compared to 1997
     Net sales increased fractionally in fiscal 1998 compared to 1997. Several product lines experienced sales growth during fiscal 1998 but these increases were offset by declines in some of the Company's mature products such as cotton tags, sales books and register forms. The Company continues to believe there are growth opportunities in many of its product lines. Early in fiscal 1998, the Company firmed up its pricing on printed products. This action had the effect of dampening overall sales growth while improving gross profit margins. The gross profit margin increased from 31.5% in fiscal 1997 to 31.8% in fiscal 1998. The increase is not greater because the first quarter of fiscal 1997 had a high gross profit margin of 34.6%. It was not until early in the second quarter of fiscal 1997 that the Company began lowering prices to grow its business. The fiscal 1998 gross profit margin of 31.8% compares favorably to the gross profit margin of 29.6% earned in the fourth quarter of fiscal 1997. Much of the equipment purchased in fiscal 1997 and 1998 has yet to provide meaningful contributions to sales. Management is currently reassessing these projects to determine how to accelerate their contribution to sales and earnings. Selling, general and administrative expenses increased 10.0% during fiscal 1998 as compared to 1997. The increase is primarily due to higher marketing and promotion costs, increased customer telephone call activity, increased personnel costs and expanded information and communications systems, all associated with ongoing efforts to increase sales. Investment income decreased 29.1% from fiscal 1997 to 1998 due to lower cash available for investment in the current year. Net earnings for fiscal 1998 decreased 24.3% from prior year levels; however, the trend by quarter was positive. The first two quarters of fiscal 1998 reflected lower earnings than the corresponding periods in the prior year. However, for the third quarter of fiscal 1998, net earnings, excluding a $1,994,000 after-tax charge associated with the decision to sell the commercial printing subsidiary, Heath Printers, Inc., matched fiscal 1997 third quarter earnings. Fourth quarter earnings for fiscal 1998 reflect a substantial improvement over fourth quarter earnings in fiscal 1997. The positive earnings trends are the result of firmer selling prices instituted in the early part of fiscal 1998. Earnings per basic and diluted common share trended in the same manner as net earnings. The Company's effective Federal and state income tax rate decreased from 37.2% of net earnings in fiscal 1997 to 35.4% of net earnings in fiscal 1998. The primary reason for the decrease in effective income tax rate was the recognition in fiscal 1998 of $168,000 of tax benefit associated with foreign net operating losses.

1997 as compared to 1996
     Net sales increased 8.2% in fiscal 1997 compared to 1996. The majority of the increase is due to acquisitions in separate transactions of two specialty printing companies on April 1, 1996. In the second half of the year the Company began to achieve sales growth in its business forms products. Many of the equipment additions under the $16,500,000 capital investment program announced in April 1996 were not placed into service until late in the year and did not contribute meaningfully to fiscal 1997 sales. Cost of sales increased 18.6% in fiscal 1997 compared to 1996, a greater percentage increase than was experienced in net sales for the same period. Gross margins decreased 9.2%. In accordance with the Company's growth strategy announced in May 1996, the Company reduced selling prices and enhanced customer service, including providing improved delivery schedules for its custom products. New employees were hired and trained to produce an increasing volume of business. All of these measures substantially reduced gross profit margins. Selling, general and administrative expenses increased 13.5% over the prior year because of additional expenses from the acquired companies and depreciation and other expenses related to a new management and customer service information system. Investment and other income decreased 21.7% due to a decreased amount of funds available for investment. The acquisitions and capital investment program were both funded from available cash. The overall effective income tax rate decreased 1% due primarily to lower state and local income taxes and the ESOP dividend pass-through deduction increasing as a percentage of income. Net earnings decreased 27.5% due to the increase in cost of sales and selling, general and administrative expenses and the decrease in investment and other income. Earnings per basic and diluted common share decreased 27.4%, substantially the same percentage decrease as net earnings.


1996 as compared to 1995
     Net sales increased 1.5% in fiscal 1996 compared to 1995. Cost of sales increased 2.6% in fiscal 1996 compared to 1995, a greater percentage increase than was experienced in net sales for the same period. The gross margin decreased .4%. Competitive market conditions prohibited the Company from obtaining price increases sufficient to fully offset the increased raw material costs of the business forms printing operations. Selling, general and administrative expenses increased 9% over the prior year because of additional marketing costs and customer service expenses. Investment and other income increased in fiscal 1996 over the previous year due to increased amounts of funds available for investment. The overall effective income tax rate increased .5% primarily due to nondeductible foreign operating losses. Net earnings decreased 7.0% due to unrecoverable increased raw material costs in the business forms operations, increased selling, general, and administrative expenses, and the write-off of impaired intangible assets. Earnings per basic and diluted common share decreased 7.4%, substantially the same percentage decrease as net earnings.


     Management's discussion and analysis of financial condition and results of operations contain forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the traditional business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of the contracting market for traditional forms products, variability in the prices of paper and other raw materials, and competitive conditions associated with the Company's products. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of April 20, 1998.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

    Not applicable.

Item 8.   Financial Statements and Supplementary Data.

    The information called for by this Item is included on Pages F-1 through F-19 of this Annual Report on Form 10K.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information required by this item regarding Directors is incorporated by reference to pages 2 through 6 of the Company's Proxy Statement dated May 21, 1998, which is attached as Exhibit (22) hereto.

Item 11.  Executive Compensation.

     The information required by this item is incorporated herein by reference to pages 6 through 10 of the Company's Proxy Statement dated May 21, 1998 which is attached as Exhibit (22) hereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to pages 2 and 3 of the Company's Proxy Statement dated May 21, 1998 which is attached as Exhibit (22) hereto.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to page 12 of the Company's Proxy Statement dated May 21, 1998 which is attached as Exhibit (22) hereto.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

   (a)  1. Financial Statements.
        2. Financial Statement Schedules.
           The financial statements and financial statement schedules listed in the index to the Consolidated Financial Statements of Ennis Business Forms, Inc. that appear on Page F-1 of this
           Report on Form 10-K are filed as part of this Report.
        3. Exhibits
                (i) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
                (ii) Bylaws of the Registrant as amended through October
                15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrants Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
           (21) Subsidiaries of Registrant.
           (22) Notice, Proxy Statement and proxy incorporated herein by reference to the Registrant's Proxy Statement dated May 21, 1998.
           (23) Independent Auditors' Consent.
           (27) Financial Data Schedule (submitted for SEC use only).

      (b) Reports on Form 8-K:
           None

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

                                (Registrant) ENNIS BUSINESS FORMS, INC.


Date:         May 29, 1998    BY: /s/    Keith S. Walters
                              Keith S. Walters, Vice Chairman of the Board
                              and Chief Executive Officer


Date:         May 29, 1998    BY: /s/    Victor V. DiTommaso, Jr.
                              Victor V. DiTommaso, Jr.
                              Vice President - Finance, Secretary, Treasurer
                              and Principal Financial and Accounting
Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:         May 29, 1998    BY: /s/    Keith S. Walters
                              Keith S. Walters, Director


Date:         May 29, 1998    BY: /s/    Harold W. Hartley
                              Harold W. Hartley, Director


Date:         May 29, 1998    BY: /s/    James B. Gardner
                              James B. Gardner, Director


Date:         May 29, 1998    BY: /s/    Thomas R. Price
                              Thomas R. Price, Director


Date:         May 29, 1998    BY: /s/    Nelson Ward
                              Nelson Ward, Director

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) ENNIS BUSINESS FORMS, INC.


Date:         May 29, 1998    BY:
                              Keith S. Walters, Vice Chairman of the Board
                              and Chief Executive Officer


Date:         May 29, 1998    BY:
                              Victor V. DiTommaso, Jr.
                              Vice President - Finance, Secretary, Treasurer
                              and Principal Financial and Accounting
Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:         May 29, 1998    BY:
                              Keith S. Walters, Director


Date:         May 29, 1998    BY:
                              Harold W. Hartley, Director


Date:         May 29, 1998    BY:
                              James B. Gardner, Director


Date:         May 29, 1998    BY:
                              Thomas R. Price, Director


Date:         May 29, 1998    BY:
                              Nelson Ward, Director



                       INDEX TO FINANCIAL STATEMENTS
                       ITEM 14 (A)1 AND ITEM 14 (A)2




Independent Auditors' Report                        F-2
Consolidated Statements of Earnings                 F-3
Consolidated Statements of Cash Flows               F-4
Consolidated Balance Sheets                         F-5
Notes to Consolidated Financial Statements          F-7
Schedule II - Valuation and Qualifying Accounts    F-19


Independent Auditors' Report

The Board of Directors and Shareholders
Ennis Business Forms, Inc.:

     We have audited the accompanying consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis Business Forms, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                 KPMG Peat Marwick LLP
Dallas, Texas
April 17, 1998



Consolidated Statements of Earnings
(In thousands, except per share amounts)

                                        For the years ended February 28 or
29,
                                           1998         1997      1996

Net sales                               $  154,348   $153,726    $142,134
Costs and expenses:
 Cost of sales                             105,337    105,232      88,747
 Selling, general and
   administrative expenses                  31,162     28,320      24,943
 Loss on disposal of Heath Printers, Inc.    3,000         --          --
                                           139,499    133,552     113,690
            Earnings from operations        14,849     20,174      28,444
Other income (expense):
 Investment income                           1,048      1,478       1,872
 Interest expense                              (60)       (68)       (102)
 Other                                         (32)       (99)       (110)
                                               956      1,311       1,660
      Earnings before income taxes          15,805     21,485      30,104
Provision for income taxes (note 6)          5,597      7,992      11,487
      Net earnings                      $   10,208   $ 13,493    $ 18,617

Net earnings per basic and diluted
 share of common stock                  $      .62   $    .82    $   1.13



See accompanying notes to consolidated financial statements.




Consolidated Statements of Cash Flows
(In thousands)
                                            For the years ended February 28
or 29,
                                           1998         1997        1996

Cash flows from operating activities:
 Net earnings                              $ 10,208    $13,493    $18,617
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization              6,173      4,935      4,511
   Deferred income taxes                       (872)       574       (295)
   Pension plan expense                        (548)       365        827
   Loss on disposal of Heath Printers, Inc.   3,000         --         --
   Other                                        555       (651)       437
   Changes in operating assets and liabilities:
     Receivables                                320     (1,466)     1,304
     Inventories                              2,329     (1,905)     1,926
     Other current assets
      (net of deferred taxes)                   552       (522)    (1,023)
     Accounts payable and accrued expenses     (140)    (1,836)       134
     Federal and state income taxes             137     (2,001)       (93)
Net cash provided by operating activities    21,714     10,986     26,345

Cash flows from investing activities:
 Capital expenditures                        (9,576)   (13,575)    (6,106)
 Purchase of operating assets                    --     (7,342)        --
 Purchase of short-term investments              --         --     (6,064)
 Maturities of short-term investments            --         --     23,742
 Proceeds from disposal of property              21         22         11
 Proceeds from sale of Heath Printers, Inc.   2,128         --         --
Net cash provided by (used in) investing
      activities                             (7,427)   (20,895)    11,583

Cash flows from financing activities:
 Dividends                                  (10,191)   (10,110)    (9,782)
 Other                                          110        (93)       (81)
Net cash flows used in financing activities (10,081)   (10,203)    (9,863)

Net change in cash and equivalents            4,206    (20,112)    28,065
Cash and equivalents at beginning of year    18,494     38,606     10,541

Cash and equivalents at end of year        $ 22,700    $18,494    $38,606


See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets
(In thousands, except share amounts)


                                                 February 28,    February 28,
                                                     1998           1997

Assets
Current assets:
 Cash and equivalents                             $   22,700    $ 18,494
 Receivables, principally trade, less allowance
  for doubtful receivables of $1,006 in 1998 and
  $1,090 in 1997                                      17,980      18,600
 Inventories, at lower of cost (principally
  last-in, first-out) or market (note 2)               8,063      10,500
 Unbilled contract revenues                            2,633       2,282
 Other current assets (note 6)                         2,284       2,751

   Total current assets                               53,660      52,627

Property, plant and equipment, at cost:
 Plant, machinery and equipment                       64,049      62,587
 Land and buildings                                   16,957      15,957
 Other                                                 9,193       8,869
                                                      90,199      87,413
 Less accumulated depreciation                        55,347      53,853

   Net property, plant and equipment                  34,852      33,560

Cost of purchased businesses in excess of
 amounts allocated to net identifiable assets, net     4,574       5,942

Other assets and deferred charges                      1,388       2,828





                                                  $   94,474    $ 94,957

See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets
(In thousands, except share amounts)


                                            February 28,     February 28,
                                               1998           1997

Liabilities and Shareholders' Equity
Current liabilities:
 Current installments of long-term debt           $      191    $     85
 Accounts payable                                      4,759       5,234
 Accrued expenses:
  Employee compensation and benefits                   4,086       3,942
  Taxes other than income                                463         375
  Other                                                  760         671
 Federal and state income taxes payable (note 6)         137          --
       Total current liabilities                      10,396      10,307

Long-term debt, less current installments                206         195
Deferred credits, principally Federal income taxes
    (note 6)                                           2,200       2,869
Shareholders' equity (notes 3, 4 and 5):
 Preferred stock of $10 par value.
  Authorized 1,000,000 shares;
   none issued                                            --          --
 Common stock of $2.50 par value.
  Authorized 40,000,000 shares; issued
  21,249,860 in 1998 and 1997                         53,125      53,125
 Additional capital                                    1,040       1,040
 Retained earnings                                   119,335     119,318
 Cumulative foreign currency translation adjustments      --         (76)
                                                     173,500     173,407

 Less cost of 4,812,175 shares in 1998 and
  4,811,506 shares in 1997 of common stock
  in treasury                                         91,828      91,821

Total shareholders' equity                            81,672      81,586


                                                  $   94,474    $ 94,957

See accompanying notes to consolidated financial statements.


Notes to
Consolidated Financial Statements

(1)  Significant Accounting Policies and General Matters
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Intangible Assets. The excess of cost over amounts assigned to net identifiable assets of purchased subsidiaries is amortized on the straight-line basis over periods from 10 to 40 years. Other acquired intangibles are principally non-compete agreements and are being amortized on the straight line basis over periods from 3 to 8 years. At February 28, 1998 and February 28, 1997, accumulated amortization of intangible assets amounted to $1,662,000 and $1,124,000, respectively.

Cash and Equivalents. The Company invests cash in excess of daily operating requirements in income producing investments. Such amounts, stated at cost which approximates market, at February 28, 1998 and 1997, were $24,594,000 and $20,468,000, respectively. All such investments (consisting of Eurodollar deposits of U. S. banks) have an original maturity of 90 days or less and are considered to be cash equivalents.
Such investments exceed total cash and equivalents at February 28, 1998 and 1997, due to outstanding checks issued in the normal course of business.

Property, Plant and Equipment. Depreciation of property, plant and equipment is provided by the straight-line method at rates presently considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for plant machinery and equipment and 5 to 34 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all significant leases which are in substance acquisitions of property.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on March 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the fiscal year ended February 29, 1996, the Company charged to expense $775,000 of intangible assets believed to be impaired. In the third quarter of the fiscal year ended February 28, 1998, the Company charged to expense $3,000,000 of tangible and intangible assets to be disposed of. The residual value of the assets held for disposal approximated the amount realized upon the actual sale of the assets in the fourth quarter of fiscal 1998.

Fair Value. The carrying amount of cash and cash equivalents, receivable and accounts payable approximates fair value because of the short maturity of these instruments.



Revenue Recognition. Revenue is recognized upon shipment of all printed products. Revenues from fixed contracts for the design and construction of tools, dies and special machinery is recognized using the percentage of completion method of accounting.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog which typically ranges from three to twelve months. Advertising expense was approximately $2,741,000, $2,141,000 and $2,142,000 during the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Included in advertising expense is amortization related to direct response advertising of $1,202,000, $945,000 and $1,203,000 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Unamortized direct response advertising costs included in other current assets at February 28, 1998 and 1997 were $518,000 and $441,000, respectively.

Investment Income. Investment income was approximately $1,048,000, $1,478,000 and $1,872,000 for fiscal years 1998, 1997 and 1996, respectively.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Credit Risk. The Company's financial instruments which are exposed to credit risk consist of its trade receivables and short term investments. The trade receivables are geographically dispersed within the continental United States and Mexico and the short term investments are generally restricted to investment grade commercial paper, Eurodollar deposits of U.S. banks, and U.S. Government obligations.

Nature of Operations and Business Segment. The Company is principally in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States and Mexico. For the fiscal years 1998, 1997 and 1996, business forms and other printed business products operations represented approximately 91% to 96% of net sales, operating profits, depreciation and identifiable assets in each year. Capital expenditures attributable to business forms and other printed business products operations for the same years were 100%, 93% and 100%, respectively. The Company's Mexico operations are not material to consolidated earnings or financial position for fiscal years 1998, 1997 or 1996.

Net Earnings Per Common Share. In the fiscal year ended February 28, 1998, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing earnings available for common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing earnings available for common shareholders by the weighted average number of shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. In addition, in computing the dilutive effect of such securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. All prior period earnings per share amounts have been restated to reflect the requirements of this statement.

Foreign Currency Translation Adjustments. Financial position and results of operations of the Company's foreign, 70% owned subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this operation were translated at the exchange rates in effect at the balance sheet dates. Income statement accounts were translated at the average exchange rates prevailing during the year. During the year ended February 28, 1998, the Company decided to dispose of its interest in its foreign subsidiary; therefore, all translation adjustments are reflected in net earnings for the year. Translation adjustments are included in shareholders' equity for years ended February 28, 1997 and February 29, 1996. Gains and losses that result from foreign currency transactions are included in earnings. Such amounts were not material in any of the years presented.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


(2)  Inventories
     The Company values the raw material content of most of its business forms inventories at the lower of last-in, first-out (LIFO) cost or market. At February 28, 1998 and February 28, 1997, approximately 78% and 71%, respectively, of business forms inventories are valued at LIFO with the remainder of inventories valued at the lower of first-in, first-out cost or market. The following table summarizes the components of inventory at the different stages of production: (in thousands)

                                      February 28,   February 28,
                                           1998        1997

     Raw material                        $  4,640      6,394
     Work-in-process                        1,065      1,127
     Finished goods                         2,358      2,979
                                         $  8,063     10,500



     The excess of current costs over LIFO stated values amounts to approximately $5,504,000 and $5,565,000 at February 28, 1998 and February 28, 1997, respectively.





(3)                                         Shareholders' Equity
     Following is a summary of transactions in shareholders' equity accounts for the three years ended February 28, 1998: (in thousands, except share amounts)


Fiscal Year Ended February 28 or 29



 Cumulative

Foreign Currency     Treasury Stock
                            Common Stock        Additional       Retained
Translation            (at cost)
                           Shares    Amount      Capital         Earnings
Adjustments          Shares      Amount
Balance February 28, 1995 21,249,860 $53,125       1,040          107,100
  (125)            (4,809,829)  $(91,802)
  Net earnings                    --      --         ---           18,617
    --                     --         --
  Dividends declared
   ($.595 per share)              --      --          --           (9,782)
    --                     --         --
 Foreign currency translation
   adjustment                     --      --          --               --
    28                     --         --
 Treasury stock purchases         --      --          --               --
    --                   (560)        (6)
Balance February 29, 1996 21,249,860 $53,125       1,040          115,935
   (97)            (4,810,389)  $(91,808)
 Net earnings                     --      --          --           13,493
    --                     --         --
 Dividends declared
  ($.615 per share)               --      --          --          (10,110)
    --                     --         --
 Foreign currency translation
    adjustment                    --      --          --               --
    21                     --         --
 Treasury stock purchases         --      --          --               --
    --                 (1,117)       (13)
Balance February 28, 1997 21,249,860 $53,125       1,040          119,318
   (76)            (4,811,506)  $(91,821)
 Net earnings                     --      --          --           10,208
    --                     --         --
 Dividends declared
  ($.62 per share)                --      --          --          (10,191)
    --                     --         --
 Foreign currency
  translation adjustment          --      --          --               --
    76                     --         --
 Treasury stock purchases         --      --          --               --
    --                   (669)        (7)
Balance February 28, 1998 21,249,860 $53,125       1,040          119,335
    --             (4,812,175)  $(91,828)



(4) Earnings Per Share The following table reconciles the numerators and denominators of basic and diluted earnings per share for fiscal years ended 1998, 1997 and 1996: (in thousands, except share amounts)

                  Fiscal Year Ended   Fiscal Year Ended Fiscal Year Ended
                  February 28, 1998   February 28, 1997  February 29, 1996
                 Earnings   Shares   Earnings    Shares  Earnings  Shares
Basic - earnings available
 for common shareholders
 based on weighted
 average common shares
 outstanding     $10,208  16,437,982 $13,493 16,438,817 $18,617 16,439,645

Effect of dilutive securities -
 stock options        --         --      --       6,112     --      17,982

Diluted - earnings available
 for common shareholders
 plus assumed
  conversions    $10,208  16,437,982 $13,493 16,449,929 $18,617 16,457,627





(5)  Stock Options
     At February 28, 1998, the Company has two incentive stock option plans, the 1991 Incentive Stock Option Plan and the 1980 Incentive Stock Option Plan. The Company has 308,337 shares of unissued common stock reserved under the incentive stock option plans for issuance to officers and supervisory employees of the Company and its subsidiaries. All available options under the 1980 Incentive Stock Option Plan were granted prior to fiscal year 1998. The exercise price of each option granted equals the quoted market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.
     The per share weighted-average fair value of options granted during fiscal years ended February 28, 1998 and February 28, 1997, was $1.68 and $1.69, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                         For the years ended February 28
                                           1998           1997

     Expected dividend yield                5.98%          6.15%
     Stock price volatility                23.40%         22.00%
     Risk-free interest rate                5.70%          6.67%
     Expected option term                7 years        7 years

     The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its incentive stock option plans. Had compensation cost for the Company's incentive stock option plans been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below: (in thousands, except per share amounts)

                                         For the years ended February 28
                                             1998        1997

     Earnings available for common shareholders:
       As reported                       $10,208      $13,493
       Pro-forma                          10,169       13,472

     Earnings per share:
       As reported - basic and diluted       .62          .82
       Pro-forma - basic and diluted         .62          .82

     Pro-forma net earnings reflects only options granted in fiscal years February 28, 1998 and February 28, 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to March 1, 1995 is not considered.




     Following is a summary of transactions of incentive stock options during the three fiscal years ended in 1998:


For the years ended February 28 or 29                        Weighted
                                                Number        Average
                                                  of          Exercise
                                                Shares         Price

       Outstanding at February 28, 1995
        (189,763 shares exercisable)            256,208       $14.13

       Outstanding at February 29, 1996
        (216,708 shares exercisable)            256,208        14.13
        Granted                                  92,500        11.10

       Outstanding at February 28, 1997
        (229,396 shares exercisable)            348,708        13.33
        Granted                                  42,500        10.80
        Terminated                              (95,371)       10.32

       Outstanding at February 28, 1998
        (154,522 shares exercisable)            295,837        13.94


     The following table summarizes information about incentive stock options outstanding at February 28, 1998:



                 Options Outstanding                    Options Exercisable
                         Weighted
                          Average      Weighted
                        Remaining      Average                      Weighted
  Exercise     Number  Contractual    Excercise           Number     Average
   Prices    Outstanding   Life         Price          Excercisable Excercise


  $10.31 to
    $12.00       131,250     8.5 years  $11.07           1,876       $12.00
   13.81 to
     15.63       115,087     3.4         14.91         103,146        15.04
   19.25          49,500     3.8         19.25          49,500        19.25
  $10.31 to
     19.25       295,837     5.8        $13.75         154,522       $16.35



(6)  Income Taxes
     The components of the provision for income taxes for fiscal years
1998, 1997 and 1996 are (in thousands):
     For the years ended February 28 or 29      1998       1997       1996
     Current:
       Federal                                 $5,894     $6,664    $10,523
       State and local                            575        754      1,259
     Deferred Federal                            (872)       574       (295)
     Total provision for income taxes          $5,597     $7,992    $11,487

     Total income taxes paid                   $5,218     $9,500    $12,377

     The following summary for the three fiscal years ended in 1998 reconciles the statutory U. S. Federal income tax rate to the Company's effective tax rate:
     For the years ended February 28 or 29      1998       1997       1996

     Statutory rate                             35.0%      35.0%      35.0%
     Provision for state income taxes,
       net of Federal income tax benefit         2.4        2.3        2.7
     Foreign net operating losses               (0.8)       0.3        0.7
     ESOP pass-through dividend deduction       (1.1)      (0.9)      (0.6)
     Other                                      (0.1)       0.5        0.4
               Effective tax rate               35.4%      37.2%      38.2%

     The Federal and state income tax assets and liabilities are summarized as follows (in thousands):
                                                        February 28,
     For the years ended February 28 or 29            1998       1997
     Current:
      Current asset                                  $  --    $1,014
      Currently payable                                137        --
     Deferred:
      Current asset                                  2,192     1,611
      Noncurrent liability                           1,962     2,253

     The components of deferred income tax assets and liabilities are summarized as follows (in thousands):
                                                        February 28,
     For the years ended February 28 or 29            1998       1997
     Current deferred asset:
      Allowance for doubtful receivables             $ 478     $ 518
      Inventory valuation                              499       350
      Employee compensation and benefits               911       813
      Foreign net operating loss carryforwards         228       393
      Other                                            304       (70)
          Subtotal                                   2,420     2,004
      Valuation allowance                             (228)     (393)
                                                    $2,192    $1,611


     Noncurrent deferred liability:
      Depreciation                                  $2,015    $1,631
      Intangibles amortization and impairments      (1,181)     (309)
      Prepaid pension cost                             796       579
      Other                                            332       352
                                                    $1,962    $2,253


     The valuation allowance of $228,000 at February 28, 1998, has been provided to reduce the total tax asset to $2,192,000 because it is likely that a portion of the tax asset will not be realized. The valuation allowance decreased $168,000 during fiscal 1998. The net increases in the valuation allowance for fiscal years 1997 and 1996 were $69,000 and $212,000, respectively. All valuation allowances relate to foreign net operating loss carryforwards.



(7)  Employee Benefit Plans
      The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering substantially all of their employees. Benefits are based on years of service and the employee's average compensation for the highest five compensation years preceding retirement or termination. The Company's funding policy is to contribute annually an amount in accordance with the requirements of ERISA. The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at February 28, 1998 and February 28, 1997: (in thousands)

        As of February 28,                                   1998      1997
        Actuarial present value of benefit obligations:
          Accumulated benefit obligation, including
            vested benefits of $25,848 and $24,379
            in 1998 and 1997, respectively                $29,366   $ 27,027
          Projected benefit obligation for service
            rendered to date                             $(41,370)  $(36,877)
          Plan assets at fair value (principally publicly
            traded mutual funds)                           32,225     28,860
          Plan assets (less than) projected
            benefit obligation                             (9,145)    (8,017)
          Unrecognized net loss                            12,100     11,116
          Unrecognized net transition asset being
            recognized over the average
            remaining service life                         (2,823)    (3,515)
        Accrued pension asset (liability)                 $   132   $   (416)

      Net pension cost for fiscal years 1998, 1997 and 1996 included the following components: (in thousands):
      For the years ended February 28 or 29,       1998      1997     1996
        Service cost - benefits earned during
          the current period                      $1,956    $1,668    $1,355
        Interest cost on projected benefit
          obligation                               2,972     2,800     2,478
        Actual return on plan assets              (3,010)   (3,051)   (3,182)
        Net amortization and deferral               (193)      135       178

           Net periodic pension cost              $1,725    $1,552      $829


Assumptions used in accounting for the defined benefit plans for fiscal years 1998, 1997 and 1996 are as follows:
      For the years ended February 28 or 29,    1998       1997       1996

        Weighted average discount rate          7.25%      7.50%      7.50%
        Earnings progression                    4.50%      4.50%      4.50%
        Expected long-term rate of return on
          plan assets                           9.25%      9.25%      9.50%




(8)  Acquisitions and Disposal
     On April 1, 1996, the Company purchased in separate transactions the operating assets and operations of two privately-owned specialty printing companies for approximately $7,342,000 in cash. The acquisitions were accounted for by the purchase method; therefore, the Consolidated Statement of Earnings for the year ended February 28, 1997 includes the results of operations of the two companies from the date of acquisition. The cost of the acquired companies in excess of the amounts allocated to net identifiable assets is being amortized over 25 years from the date of acquisition. The Company also entered into non-competition agreements for $2,580,000 with the principals of the selling companies. The cost of these agreements is being amortized over the related non-competition periods. Additionally, the Company entered into employment agreements with certain of the principals of the selling companies. Summarized below are unaudited condensed pro-forma consolidated results of operations for the fiscal years ended February 28, 1997 and February 28, 1996, which reflects inclusion of the companies as if they had been acquired on March 1, 1995 (in thousands, except share amounts). The pro-forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

     For the years ended February 28 or 29
     (in thousands, except share amounts)                1997    1996

     Net sales                                $ 154,653     $ 152,450

     Net income                               $  13,479     $  18,155

     Earnings per basic and diluted share     $     .82     $    1.10

     During the fiscal year ended February 28, 1998, the Company elected to sell one of the two specialty printing companies. A $3,000,000 charge to earnings before income taxes was recorded in the third quarter of fiscal 1998 to reflect the assets held for disposal at fair value. The assets were subsequently sold in January 1998 for $2,300,000. The charge recorded in the third quarter approximated the loss realized from the sale in the fourth quarter.



(9)  Quarterly Information (Unaudited)
   (In thousands, except per share amounts)

                                                   Quarter Ended
                                     May       August      November
February

Fiscal year ended February 28, 1998:
 Net sales                           $37,896    $38,309   $40,311  $37,832
 Gross margin                         10,876     11,747    12,489   13,899
 Net earnings (notes 1 and 2)          2,340      2,650     1,131    4,087
 Dividends paid                        2,548      2,548     2,548    2,547
 Per share of common stock:
   Basic and diluted net earnings
   (note 3)                              .14        .16       .07      .25
   Dividends                            .155       .155      .155     .155

Fiscal year ended February 28, 1997:
 Net sales                           $36,924    $38,715   $40,210  $37,877
 Gross margin                         12,773     12,293    12,224   11,204
 Net earnings (note 1)                 4,222      3,595     3,117    2,559
 Dividends paid                        2,466      2,548     2,548    2,548
 Per share of common stock:
   Basic and diluted net earnings
   (note 3)                              .26        .22       .19      .15
   Dividends                             .15       .155      .155     .155


Notes:  1.   Year-end adjustments related to physical inventory counts and
        LIFO valuation increased net earnings for the fourth quarter of fiscal 1998 by approximately $1,404,000 (9 cents a share) as compared to an increase in net earnings of approximately $545,000 (3 cents a share) from comparable adjustments in the fourth quarter of fiscal 1997.

        2. The third quarter of fiscal 1998 includes a decrease in net earnings of approximately $1,994,000 (12 cents a share) due to a charge for the impairment of certain assets held for disposal.

        3. Earnings per share for each period presented has been calculated using the provisions of SFAS No. 128, Earnings per Share, which is effective for periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data. (See Note 1: "Significant Accounting Policies and General Matters.")






                                                                Schedule II

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

                    Three Years Ended February 28, 1998
                              (In thousands)

                                         Additions
                      Balance at     Charged    Charged              Balance
                      beginning        to       to other              at end
    Description        of year     operations   accounts Deductions  of year


Year ended February 28, 1998:
 Allowance for doubtful
 receivables            $1,090          414       45 (1)     543 (2)    1,006

Year ended February 28, 1997:
 Allowance for doubtful
 receivables            $1,085          382       36 (1)     413 (2)    1,090

Year ended February 29, 1996:
 Allowance for doubtful
 receivables            $1,030          348       25 (1)     318 (2)    1,085



Notes:
  (1) Principally collection of accounts previously charged off.
  (2) Charge-off of uncollectible receivables.



