Form 10-Q
period 1998-05-30
ENNIS BUSINESS FORMS INC
filed 1998-07-14
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                MAY 31, 1998


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



           Class                               Outstanding at May 31, 1998
Common stock, par value $2.50 per share                16,437,685


                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Condensed Consolidated Balance Sheets --
     May 31, 1998 and February 28, 1998                  2

   Condensed Consolidated Statements of Earnings --
     Three Months Ended May 31, 1998 and 1997            3

   Condensed Consolidated Statements of Cash
     Flows --Three Months Ended May 31, 1998
     and 1997                                            4

   Notes to Condensed Consolidated Financial
     Statements                                          5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                          7


Part II.  Other Information                              9



                      PART I.  FINANCIAL INFORMATION

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                                     May 31,    February 28,
                                                      1998          1998
                                                   (Unaudited)
                                  Assets
Current assets:
  Cash and equivalents                               $27,981       22,700
  Accounts receivable, net                            17,997       17,980
  Inventories                                          6,685        8,063
  Other current assets                                 4,628        4,917

          Total current assets                        57,291       53,660

Property, plant and equipment, net                    33,766       34,852

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                     4,528        4,574

Other assets                                           1,206        1,388

          Total assets                               $96,791       94,474
                   Liabilities and Shareholders' Equity
Current liabilities:
  Current installments of long-term debt             $   192          191
  Accounts payable                                     4,430        4,759
  Accrued expenses                                     7,301        5,446

          Total current liabilities                   11,923       10,396

Long-term debt, less current installments                181          206

Deferred credits, principally Federal income taxes     2,331        2,200

Shareholders' equity:
  Common stock, at par value                          53,125       53,125
  Additional capital                                   1,040        1,040
  Retained earnings                                  120,019      119,335
                                                     174,184      173,500
  Less:
     Treasury stock                                   91,828       91,828
          Total shareholders' equity                  82,356       81,672

          Total liabilities and shareholders' equity $96,791       94,474

See accompanying notes to condensed consolidated financial statements.


                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            May 31,

                                                       1998       1997

Net sales                                            $36,334     37,896

Costs and expenses:
  Cost of sales                                       24,812     27,020
  Selling, general and administrative expenses         6,741      7,414

                                                      31,553     34,434

Earnings from operations                               4,781      3,462

Investment and other income                              325        268

Earnings before income taxes                           5,106      3,730

Provision for income taxes                             1,874      1,390

Net earnings                                         $ 3,232      2,340

Weighted average number of common shares
 outstanding                                      16,437,685 16,438,279

Per share amounts:
  Net earnings per basic and diluted share of
   common stock                                        $ .20        .14

  Cash dividends                                       $.155       .155






See accompanying notes to condensed consolidated financial statements.

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                     Three Months Ended
                                                          May 31,

                                                       1998       1997

Cash flows from operating activities:
  Net earnings                                       $3,232      2,340
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    1,356      1,460
     Changes in assets and liabilities                3,234      2,339
     Other                                              152        504
       Net cash provided by operating activities      7,974      6,643

Cash flows from investing activities:
  Capital expenditures                                 (571)    (4,861)
  Other                                                 450         21

       Net cash used in investing activities           (121)    (4,840)

Cash flows from financing activities:
  Dividends declared                                 (2,548)    (2,548)
  Other                                                 (24)       271

       Net cash used in financing activities         (2,572)    (2,277)

Net changes in cash and equivalents                   5,281       (474)

Cash and equivalents at beginning of period          22,700     18,494

Cash and equivalents at end of period               $27,981     18,020






See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company"), for the quarter ended May 31, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998, from which the accompanying condensed consolidated balance sheet at February 28, 1998 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Earnings Per Common Share
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, in the fourth quarter of fiscal 1998, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its May 31, 1997 earnings per share calculation to reflect the adoption of SFAS 128.

3. Stock Option Plans
   As of May 31, 1998, the Company has reserved 308,337 shares of common stock under incentive stock options plans. On June 18, 1998 the shareholders approved the Ennis Business Forms, Inc. 1998 Option and Restricted Stock Plan which reserved an additional 820,000 shares of common stock.

4. Inventories
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of its inventories, and the First-In, First-Out
   (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                  May 31,       February 28,
                                    1998           1998

          Raw material            $3,847           4,640
          Work-in-process            883           1,065
          Finished goods           1,955           2,358

                                  $6,685           8,063


5. Comprehensive Income
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of fiscal 1999, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no significant effect on the Company for the quarters ended May 31, 1998 or 1997.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
      At May 31, 1998, the Company's financial position continues to be strong. Working capital increased from $43,264,000 at February 28, 1998 to $45,368,000 at May 31,1998. The increase is due to cash provided by operating activities. The Company has $27,981,000 in cash and equivalents and $181,000 in long-term debt, less current installments.

Results of Operations
     Net sales for the first quarter ended May 31, 1998 decreased 4.1% from the corresponding period in the prior year. The sales decline in the first quarter is attributable to the sale in January 1998 of the Company's commercial printing operation in Seattle. Sales for the first quarter, as compared to the same period last year after excluding the Seattle operation's sales, were flat. Gross profit margins increased 5.9% in the first quarter compared to the same period in the prior year. The gross profit margin increase was the result of increased selling prices and productivity improvements. Selling, general and administrative expenses decreased 9.1% in the first quarter compared to the same period in the prior year. The decrease is primarily due to the sale in January 1998 of the Company's commercial printing operation in Seattle and restructuring of the Company's sales force. Investment and other income increased in the first quarter from the same period in the prior year due to increased amounts of funds available for investments. Net earnings increased 38.1% for the first quarter from the corresponding period of the prior year. Basic and diluted earnings per share increased $.06 for the three months ended May 31, 1998 from the corresponding period of last year. The per share earnings were based on three months weighted average shares outstanding of 16,437,685 and 16,438,279, for three months ended May 31, 1998 and May 31, 1997. Net earnings and earnings per share increased because of the aforementioned increased selling prices, productivity improvements and decreased selling, general and administrative expenses. The effective rate of the Federal and state income tax expense was 36.7% for the first quarter and 37.3% for the same period in the prior year.

Accounting Standards
      In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is reviewing the provisions of this statement and, if necessary, will change its current reportable business segments to ones reflecting the organizational structure of the Company.

Effect of Year 2000 Issue
      The Year 2000 issue results from the fact that many computer programs have been written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. The Company has established a committee to oversee Year 2000 compliance. The committee has made a preliminary assessment with respect to significant financial and accounting systems and determined that these systems are substantially in compliance. The committee will be assessing auxillary systems as well as integration with customers and suppliers. The total cost and time which will be incurred by the Company associated with the effect of Year 2000 compliance has not been determined with certainty, but the Company believes that Year 2000 compliance will not result in a material adverse effect on its financial condition or results of operations.

This quarterly report contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the traditional business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of July 14, 1998.


                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting on June 18, 1998.

(b)Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

   Directors elected were:
                                                            Broker -
     Nominees for Director  Votes Cast for  Votes Withheld  Non-votes
     Harold W. Hartley        13,397,970       574,427        None
     Pat G. Sorrells          13,401,176       571,221        None
     James C. Taylor          13,390,092       582,306        None

(c)Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

      (1) Selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 28, 1999.

                      For                      13,849,057
                      Against                      56,620
                      Abstain                      66,719
                      Broker - non-votes             None

      (2) Adoption and approval of the Ennis Business Forms, Inc. 1998 Option and Restricted Stock Plan.

                      For                      11,560,542
                      Against                   1,185,296
                      Abstain                   1,226,559
                      Broker - non-votes             None



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ENNIS BUSINESS FORMS, INC.



Date  July 14, 1998             /s/Nelson Ward
                                Nelson Ward
                                President and Principal Financial
                                and Accounting Officer


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.



Date  July 14, 1998
                                Nelson Ward
                                President and Principal Financial
                                and Accounting Officer



