Form 10-Q
period 1998-08-31
ENNIS BUSINESS FORMS INC
filed 1998-10-15
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes  X    No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at August 31, 1998
Common stock, par value $2.50 per share                16,137,685


                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Condensed Consolidated Balance Sheets --
     August 31, 1998 and February 28, 1998                 2

   Condensed Consolidated Statements of Earnings --
     Three and Six Months Ended August 31,1998
     and 1997                                              3

   Condensed Consolidated Statements of Cash
     Flows --Six Months Ended August 31, 1998
     and 1997                                              4

   Notes to Condensed Consolidated Financial
     Statements                                            5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        6 - 7


Part II.  Other Information                            8 - 9



                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                  August 31,  February 28,
                                                      1998        1998
                                                  -----------  -----------
                                  Assets
Current assets:
  Cash and equivalents                              $ 25,924       22,700
  Accounts receivable, net                            18,154       17,980
  Inventories                                          5,705        8,063
  Other current assets                                 3,816        4,917
                                                    --------      -------

        Total current assets                          53,599       53,660
                                                    --------      -------

Property, plant and equipment, net                    33,776       34,852

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                     4,482        4,574

Other assets and deferred charges                      1,168        1,388
                                                    --------      -------

        Total assets                                $ 93,025       94,474
                                                    ========      =======

                   Liabilities and Shareholders' Equity
Current liabilities:
  Current installments of long-term debt            $    192          191
  Accounts payable                                     3,831        4,759
  Accrued expenses                                     6,389        5,446
                                                    --------      -------

        Total current liabilities                     10,412       10,396
                                                    --------      -------

Long-term debt, less current installments                157          206

Deferred credits, principally Federal income taxes     2,597        2,200

Shareholders' equity:
  Common stock, at par value                          53,125       53,125
  Additional capital                                   1,040        1,040
  Retained earnings                                  120,822      119,335
                                                    --------      -------
                                                     174,987      173,500
  Less:
     Treasury stock                                   95,128       91,828
                                                    --------      -------
        Total shareholders' equity                    79,859       81,672
                                                    --------      -------

        Total liabilities and shareholders' equity  $ 93,025       94,474
                                                    ========      =======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      August 31,              August 31,
                                 ------------------       ----------------

                                   1998       1997        1998       1997
                                   ----       ----        ----       ----

Net sales                        $36,904     38,309     $73,238     76,205
                                 -------     ------     -------     ------

Costs and expenses:
  Cost of sales                   25,109     26,562      49,921     53,582
  Selling, general and
    Administrative expenses        6,846      7,797      13,587     15,211
                                 -------     ------     -------     ------

                                  31,955     34,359      63,508     68,793
                                 -------     ------     -------     ------

Earnings from operations           4,949      3,950       9,730      7,412

Investment and other income          350        246         675        514
                                 -------     ------     -------     ------

Earnings before income taxes       5,299      4,196      10,405      7,926

Provision for income taxes         1,948      1,546       3,822      2,937
                                 -------     ------     -------     ------

Net earnings                     $ 3,351      2,650     $ 6,583      4,989
                                 =======     ======     =======     ======

Weighted average number of common
 shares outstanding           16,362,685 16,438,126  16,394,828 16,438,199
                              ========== ==========  ========== ==========

Per share amounts:
  Net earnings per basic and
     Diluted share of common stock $ .20        .16        $.40        .30
                                   =====        ===        ====        ===

  Cash dividends                   $.155       .155        $.31        .31
                                   =====       ====        ====        ===


See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                       Six Months Ended
                                                          August 31,

                                                       1998       1997
                                                       ----       ----


Cash flows from operating activities:
  Net earnings                                       $ 6,583      4,989
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     2,672      3,112
     Changes in operating assets and liabilities       3,037      4,853
     Other                                               728        812
                                                     -------     ------
       Net cash provided by operating activities      13,020     13,766
                                                     -------     ------

Cash flows from investing activities:
  Capital expenditures                                (2,012)    (7,347)
  Other                                                  661         21
                                                     -------     ------

       Net cash used in investing activities          (1,351)    (7,326)
                                                     -------     ------

Cash flows from financing activities:
  Purchase of treasury shares                         (3,300)        --
  Dividends declared                                  (5,096)    (5,096)
  Other                                                  (49)       245
                                                     -------     ------

       Net cash used in financing activities          (8,445)    (4,851)
                                                     -------     ------

Net change in cash and equivalents                     3,224      1,589

Cash and equivalents at beginning of period           22,700     18,494
                                                     -------     ------

Cash and equivalents at end of period                $25,924     20,083
                                                     =======     ======






See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of August 31, 1998 and February 28, 1998, and the results of operations and cash flows for the three months and six months ended August 31, 1998 and 1997.

2. Earnings Per Common Share
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, in the fourth quarter of fiscal 1998, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its August 31, 1997 earnings per share calculation to reflect the adoption of SFAS 128.

3. Stock Option Plans
   As of August 31, 1998, the Company has reserved 1,127,212 shares of common stock under incentive stock option plans.

4. Inventories
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 August 31,       February 28,
                                    1998             1998
                                 ----------       -----------

          Raw material             $3,196            4,640
          Work-in-process             768            1,065
          Finished goods            1,741            2,358
                                   ------            -----

                                   $5,705            8,063
                                   ======            =====

5. Comprehensive Income
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of fiscal 1999, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no significant effect on the Company for the three months and six months ended August 31, 1998 or 1997.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
      At August 31, 1998, the Company's financial position continues to be strong. Working capital decreased from $43,264,000 at February 28, 1998 to $43,187,000 at August 31,1998. The decrease is due to capital investment requirements and a $3,300,000 treasury stock purchase. The Company has $25,924,000 in cash and equivalents and $157,000 in long-term debt, less current installments.

Results of Operations
      Net sales for the three months and six months ended August 31, 1998 decreased 3.7% and 3.9% respectively from the corresponding period in the prior year. The sales decline for the three months and six months is attributable to the sale in January 1998 of the company's commercial printing operation in Seattle. Sales on a year-to-year basis, excluding the impact of Seattle sales in the prior year were flat. Gross Profit Margins increased .4% and 3.1% respectively for the three months and six months ended August 31, 1998 compared to the same periods in the prior year. Selling, general and administrative expenses for the three and six month periods ended August 31, 1998 decreased 12.2% and 10.7% respectively compared to the corresponding periods in the prior year. The decreases are primarily due to the restructuring of the Company's sales force and the January 1998 sale of the Company's commercial printing operation in Seattle. Net earnings increased 26.5% and 32% respectively for the three months and six months ended August 31, 1998 from the corresponding period in the prior year. Basic and diluted earnings per share increased $.04 and $.10, respectively, for the three months and six months ended August 31, 1998 from the corresponding periods of last year. The per share earnings were based upon three months and six months weighted average shares outstanding of 16,362,685 and 16,394,828, respectively at August 31, 1998, and 16,438,126 and 16,438,199 weighted average shares outstanding at August 31, 1997. Net earnings and earnings per share increased because productivity improvements and decreased selling, general and administrative expenses. The effective rate of the Federal and state income tax expense was 36.8% and 36.9% for the three months ended August 31, 1998 and August 31, 1997 respectively, and 36.8% and 37.1% for the six months ended August 31, 1998 and August 31, 1997.

Revenue Growth
     One of the Company's strategies for achieving revenue growth is to seek out partnering arrangements with trade dealers and manufacturers. The Company is currently in active negotiations with certain of these manufacturers. As a result of these negotiations, the Company is processing orders which will result in additional revenues in the fiscal quarter ending November 30, 1998, the amount of which cannot be determined at the present time. This partnering arrangement is expected to have a significant positive impact on revenues in future years, although there can be no assurance the Company will be able to complete this arrangement.

Accounting Standards
      In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is reviewing the provisions of this statement and, if necessary, will change its current reportable business segments to ones reflecting the organization structure of the Company.

Year 2000 issues
     The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. In 1995, for reasons basically unrelated to preparations for the Year 2000, the Company invested approximately $3,000,000 in a project to replace substantially all of its existing computer hardware and software. One of the benefits of this project was to bring a major portion of the Company's technology into Year 2000 readiness.

      At the present time, the Company is concentrating its efforts to insure readiness for the Year 2000 in the areas of determining the state of readiness of major suppliers of goods and services, and to surveying the Year 2000 readiness of various ancillary equipment used throughout the Company in functions generally unrelated to information technology function. Both of these projects are scheduled to be completed by January 1999. The Company does not expect either of these projects to require any significant expenditure of funds. Any additional Year 2000 readiness requirements, which these projects may disclose, will be promptly evaluated and corrected.

      The Company believes that substantially all of its internal technology systems are prepared for Year 2000 at this time. Any adverse consequences to the Company as a result of lack of preparations for Year 2000 will occur as a result of external forces. To the extent that it is possible to determine if any of the Company's suppliers of goods and services are unprepared for Year 2000, changes in suppliers will be made where possible. The Company does not expect major disruptions as a result of any controllable factors relating to preparations for Year 2000.

Forward looking statement
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of October 15, 1998.


                        PART II.  OTHER INFORMATION



Item 5.   Other Information

     The Company intends to exercise discretionary voting authority granted under any proxy that is executed and returned to the Company on any matter which may properly come before the 1999 Annual Meeting of Shareholders, unless written notice of the matter is delivered to the Company at its principal executive offices in Ennis, Texas, addressed to the Secretary of the Company, not later than April 6, 1999.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit

          Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K dated July 28, 1998 was filed, under
          Item 5 of the form, its press release dated July 27, 1998, announcing early retirement of Nelson Ward, the Company's President, Chief Operating Officer and Director.

          A Current Report on Form 8-K dated August 5, 1998, was filed, under Item 5 of the form, its press releases dated July 31, 1998 announcing changes in its Board of Directors and a repurchase of shares. The company also announced appointments to fill the offices of President and Treasurer.




                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.



Date October 15, 1998            /s/Harve Cathey
                                 Harve Cathey
                                 Principal Financial and Accounting
                                 Officer and Treasurer