Form 10-Q
period 1998-11-30
ENNIS BUSINESS FORMS INC
filed 1999-01-14
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 1998


Commission File Number             1-5807


                        ENNIS BUSINESS FORMS, INC.
          (Exact name of registrant as specified in its charter)


            TEXAS                                      75-0256410
   (State or other Jurisdiction of                 (I. R. S. Employer
    incorporation or organization)                 Identification No.)

      1510 N. Hampton, Suite 300, DeSoto, TX              75115
     (Address of principal executive offices)           (Zip Code)


                              (972) 228-7801
           (Registrant's telephone number, including area code)


                     107 N. Sherman, Ennis, TX  75119
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X       No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                           Outstanding at November 30, 1998
Common stock, par value $2.50 per share                 16,253,490




                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Condensed Consolidated Balance Sheets --
     November 30, 1998 and February 28, 1998                 2

   Condensed Consolidated Statements of Earnings --
     Three and Nine Months Ended November 30,1998
     and 1997                                                3

   Condensed Consolidated Statements of Cash
     Flows --Nine Months Ended November 30, 1998
     and 1997                                                4

   Notes to Condensed Consolidated Financial
     Statements                                              5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                          6 - 7


Part II.  Other Information                              8 - 9




                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                November 30,  February 28,
                                                    1998          1998
                                  Assets
Current assets:
  Cash and equivalents                               $ 23,309    22,700
  Accounts receivable, net                             18,467    17,980
  Inventories                                           4,902     8,063
  Other current assets                                  4,264     4,917
                                                     --------   -------

          Total current assets                         50,942    53,660
                                                     --------   -------

Property, plant and equipment, net                     34,490    34,852

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                      5,765     4,574

Other assets and deferred charges                       2,445     1,388
                                                     --------   -------

          Total assets                               $ 93,642    94,474
                                                     ========   =======

                   Liabilities and Shareholders' Equity
Current liabilities:
  Current installments of long-term debt             $    197       191
  Accounts payable                                      3,981     4,759
  Accrued expenses                                      5,838     5,446
                                                     --------   -------

          Total current liabilities                    10,016    10,396
                                                     --------   -------

Long-term debt, less current installments                  32       206

Deferred credits, principally Federal income taxes      1,823     2,200

Shareholders' equity:
  Common stock, at par value                           53,125    53,125
  Additional capital                                    1,040     1,040
  Retained earnings                                   120,579   119,335
                                                     --------   -------
                                                      174,744   173,500
  Less:
     Treasury stock                                    92,973    91,828
                                                     --------   -------
          Total shareholders' equity                   81,771    81,672
                                                     --------   -------

          Total liabilities and shareholders' equity $ 93,642    94,474
                                                     ========   =======



See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                     November 30,          November 30,

                                  1998      1997          1998      1997

Net sales                        $ 38,800     40,311   $112,038    116,516
                                 --------     ------   --------    -------

Costs and expenses:
  Cost of sales                    26,939     27,822     76,860     81,404
  Selling, general and
    Administrative                  6,974      7,770     20,561     22,981
  Loss on disposal of Heath
     Printers, Inc.                    --      3,067         --      3,067
                                  -------     ------   --------    -------

                                   33,913     38,659     97,421    107,452
                                  -------     ------   --------    -------

Earnings from operations            4,887      1,652     14,617      9,064

Investment and other income           302        284        977        798
                                  -------     ------   --------    -------

Earnings before income taxes        5,189      1,936     15,594      9,862

Provision for income taxes          1,909        805      5,731      3,741
                                 --------     ------   --------    -------

Net earnings                     $  3,280      1,131   $  9,863      6,121
                                 ========     ======   ========    =======

Weighted average number of common
 shares outstanding            16,166,634 16,437,828 16,329,264 16,438,071
                               ========== ========== ========== ==========
Per share amounts:
  Net earnings per basic and diluted
     share of common stock          $ .20        .07      $ .60        .37
                                    =====        ===      =====        ===

  Cash dividends                    $.155      $.155      $.465       .465
                                    =====      =====      =====       ====







See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                        Nine Months Ended
                                                          November 30,

                                                       1998       1997

Cash flows from operating activities:
  Net earnings                                       $ 9,863        6,121
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     3,980        4,685
     Loss on disposal of Heath Printers, Inc.             --        3,067
     Changes in operating assets and liabilities       3,902        5,911
     Other                                            (1,329)      (2,105)
                                                     -------       ------
       Net cash provided by operating activities      16,416       17,679
                                                     -------       ------

Cash flows from investing activities:
  Acquisition of business                             (2,269)          --
  Capital expenditures                                (3,131)      (8,916)
  Other                                                  664           21
                                                     -------       ------

       Net cash used in investing activities          (4,736)      (8,895)
                                                     -------       ------

Cash flows from financing activities:
  Purchase of treasury stock                          (3,300)          (7)
  Dividends declared                                  (7,597)      (7,644)
  Other                                                 (174)         131
                                                     -------       ------

       Net cash used in financing activities         (11,071)      (7,520)

Net change in cash and equivalents                       609        1,264

Cash and equivalents at beginning of period           22,700       18,494
                                                     -------       ------

Cash and equivalents at end of period                $23,309       19,758
                                                     =======       ======











See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   The information included herein reflects all adjustments (none of which were other than normal recurring accruals) which, in the opinion of the Company, are necessary to a fair statement of the financial position as of November 30, 1998 and February 28, 1998, and the results of operations and cash flows for the three months and nine months ended November 30, 1998 and 1997.

   Statement of Cash Flow - Acquisition of Business was a purchase price of $3,400,000. 5,112,186 shares of Treasury stock valued at $1,133,313 was issued as part of payment.

2. Earnings Per Common Share
   -------------------------
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, in the fourth quarter of fiscal 1998, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its November 30, 1997 earnings per share calculation to reflect the adoption of SFAS 128.

3. Stock Option Plans
   ------------------
   As of November 30, 1998, the Company has reserved 1,124,212 shares of common stock under incentive stock option plans.

4. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 November 30,    February 28,
                                     1998           1998

          Raw material              $2,746          4,640
          Work-in-process              660          1,065
          Finished goods             1,496          2,358

                                    $4,902          8,063

5. Comprehensive Income
   --------------------
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of fiscal 1999, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no significant effect on the Company for the three months and nine months ended November 30, 1998 or 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At November 30, 1998, the Company's financial position continues to be strong. Working capital decreased from $43,264,000 at February 28, 1998 to $40,926,000 at November 30,1998. The decrease is due to the purchase of treasury stock of $3,300,000, to the $2,269,000 cash requirement for the acquisition of Forms Manufacturing Inc. and to capital expenditures of $3,131,000. The Company has $23,309,000 in cash and equivalents and $32,000 in long-term debt, less current installments.

Results of Operations
---------------------
     Net sales for the three months and nine months ended November 30, 1998 decreased 3.7% and 3.8% respectively from the corresponding periods of last year. The sales decline for the three months and nine months is attributable to the sale in January 1998 of the Company's commercial printing operation in Seattle. Sales on a year-to-year basis, excluding the impact of Seattle sales in the prior year were flat. The gross profit margins decreased 5% for the three months ended November 30, 1998 and increased .2% for the nine months ended November 30, 1998 compared to the corresponding periods in the prior year. The gross profit margin for the three months ended November 30, 1998 decreased due to decreased sales volume. The Company has shifted its strategy to continuous cost improvement one form that of a price improvement one in order to improve profit margin. This strategy will give the Company a distinct competitive advantage as it goes forward. Selling, general and administrative expenses for the three and nine month periods ended November 30, 1998 decreased 10.2% and 10.5%; respectively, compared to the corresponding periods in the prior year. The decreases are primarily due to the restructuring of the Company's sales force and the January 1998 sale of the Company's commercial printing operation in Seattle. Net earnings increased 190% and 61% respectively for the three months and nine months ended November 30, 1998 from the corresponding period in the prior year. Basic and diluted earnings per share increased $.13 and $.23, respectively, for the three months and nine months ended November 30, 1998 from the corresponding periods of last year. The $.13 per share increase in earnings from the quarter ended November 30, 1998 compared to the corresponding period in the prior year was due to a 1997 $1,994,000 after-tax charge associated with the decision to sell the commercial printing operation in Seattle. Net earnings and earnings per share also increased because of productivity improvements and decreased selling, general and administrative expenses. The effective rate of the Federal and state income tax expense was 36.8% and 41.6% for the three months ended November 30, 1998 and November 30, 1997 respectively, and 36.8% and 37.9% for the nine months ended November 30, 1998 and November 30, 1997.

Revenue Growth
--------------
     The Company continues to be confident of its strategy to achieve revenue growth through partnering arrangements with trade dealers and manufacturers. While the Company has entered in no actual partnering contracts to date, the Company has experienced modest revenue growth in it's West Coast forms manufacturing facilities during the past quarter as a result of business obtained from informal partnering agreements with certain manufacturers. While there can be no assurance the informal arrangements will evolve into firm contracts, the Company believes this strategy will ultimately have a significant positive impact on revenue growth.

Accounting Standards
--------------------
      In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocating resources to segments. The Company is reviewing the provisions of this statement and, if necessary, will change its current reportable business segments to reflect the organization structure of the Company.

Year 2000 issues
----------------
     The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. In 1995, for reasons basically unrelated to preparations for the Year 2000, the Company invested approximately $3,000,000 in a project to replace substantially all of its existing computer hardware and software. One of the benefits of this project was to bring a major portion of the Company's technology into Year 2000 readiness.

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

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of January 13, 1999.



                        PART II.  OTHER INFORMATION



Item 5.   Other Information
---------------------------

      On January 11, 1999, the Board of Directors elected Robert M. Halowec to the position of Vice President - Finance and Chief Financial Officer. Prior to joining the Company, Mr. Halowec was employed by Moore Corporation since 1986, most recently as Finance Director of its Cut Products Group in Nacogdoches, Texas.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibit

          Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          None.







                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.



Date January 13, 1999           /s/Robert M. Halowec
     ----------------           --------------------
                                Robert M. Halowec
                                Vice-President Finance and Chief Financial
                                Officer




                                /s/Harve Cathey
                                ---------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer