Form 10-Q/A
period 1998-11-30
ENNIS BUSINESS FORMS INC
filed 1999-02-02
CIK 33002

FORM 10-Q/A
                             (Amendment No. 1)

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

Explanatory Note: The purpose of this amendment is to correct in Note 1 to the financial statements the shares of Treasury stock issued as part of payment of acquisition of business.




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

                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                     November 30,          November 30,

                                  1998      1997          1998      1997

Net sales                        $38,800     40,311    $112,038    116,516
                                 -------     ------    --------    -------

Costs and expenses:
  Cost of sales                   26,939     27,822      76,860     81,404
  Selling, general and
     administrative                6,974      7,770      20,561     22,981
   Loss on disposal of
     Heath Printers, Inc.             --      3,067          --      3,067
                                  ------     ------     -------    -------

                                  33,913     38,659      97,421    107,452
                                  ------     ------     -------    -------

Earnings from operations           4,887      1,652      14,617      9,064

Investment and other income          302        284         977        798
                                  ------     ------     -------    -------

Earnings before income taxes       5,189      1,936      15,594      9,862

Provision for income taxes         1,909        805       5,731      3,741
                                 -------     ------     -------    -------

Net earnings                     $ 3,280      1,131     $ 9,863      6,121
                                 =======     ======     =======    =======

Weighted average number of common
 shares outstanding           16,166,634 16,437,828  16,329,264 16,438,071
                              ========== ==========  ========== ==========

Per share amounts:
  Net earnings per basic and diluted
     share of common stock         $ .20        .07       $ .60        .37
                                   =====        ===       =====        ===

  Cash dividends                   $.155      $.155       $.465       .465
                                   =====      =====       =====       ====










See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                       Nine Months Ended
                                                          November 30,

                                                       1998       1997

Cash flows from operating activities:
  Net earnings                                       $ 9,863       6,121
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     3,980       4,685
     Loss on disposal of Heath Printers, Inc.             --       3,067
     Changes in operating assets and liabilities       3,902       5,911
     Other                                            (1,329)     (2,105)
                                                     -------      ------
       Net cash provided by operating activities      16,416      17,679
                                                     -------      ------

Cash flows from investing activities:
  Acquisition of business                             (2,269)         --
  Capital expenditures                                (3,131)     (8,916)
  Other                                                  664          21
                                                     -------      ------

       Net cash used in investing activities          (4,736)     (8,895)
                                                     -------      ------

Cash flows from financing activities:
  Purchase of treasury stock                          (3,300)         (7)
  Dividends declared                                  (7,597)     (7,644)
  Other                                                 (174)        131
                                                     --------     -------

       Net cash used in financing activities         (11,071)     (7,520)
                                                     --------     -------

Net change in cash and equivalents                       609       1,264

Cash and equivalents at beginning of period           22,700      18,494
                                                     -------      ------

Cash and equivalents at end of period                $23,309      19,758
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

   Statement of Cash Flow - Acquisition of Business was a purchase price of $3,400,000. 115,816 shares of Treasury stock valued at $1,133,313 was issued as part of payment.

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

3. Stock Option Plans
   As of November 30, 1998, the Company has reserved 1,124,212 shares of common stock under incentive stock option plans.

4. Inventories
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 November  30,    February 28,
                                     1998            1998

          Raw material               $2,746          4,640
          Work-in-process               660          1,065
          Finished goods              1,496          2,358
                                     ------          -----

                                     $4,902          8,063
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


                                ENNIS BUSINESS FORMS, INC.



Date   January 29, 1999         /s/Robert M. Halowec
                                Robert M. Halowec
                                Vice-President Finance and Chief Financial
                                Officer




                                /s/Harve Cathey
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer