Form 10-K405
period 1999-02-28
ENNIS BUSINESS FORMS INC
filed 1999-05-28
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 28, 1999
                                    OR
      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

                      Commission file number   1-5807

                        ENNIS BUSINESS FORMS, INC.
          (Exact name of registrant as specified in its charter)
        Texas                                             75-0256410
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

 1510 N. Hampton,  Suite 300, DeSoto, TX                    75115
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code       (972) 228-7801

Securities registered pursuant to Section 12(b) of the Act:

                                Number of Shares
                                Outstanding on       Name of each exchange
    Title of each clas s        April 15, 1999        on which registered

Common Stock, par value $2.50      16,253,444           New York Stock
  per share                                                Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 1999 (15,385,151 shares) was $125,965,924.

Document Incorporated by References:
1999 Annual Report to Shareholders - incorporated in Parts I & II
Proxy Statement dated May 17, 1999 - Incorporated in Parts I & III


                    SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-K

                                  PART I

Item 1.   Business

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Except for one subsidiary, Ennis (the Company and all of its other subsidiaries) prints and constructs a broad line of business forms and other business products for national distribution. Approximately 94% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates sixteen manufacturing locations in eleven strategically located states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. For the year ended February 28, 1999 the sale of business products represents approximately 96% of consolidated net sales.

    While it is not possible, because of the lack of adequate statistical information, to determine Ennis' share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers, and that its business forms offering is more diversified than that of most companies in the business forms industry.

    Distribution of business forms and other business products throughout the United States is primarily through independent dealers, including business forms distributors, stationers, printers, computer software developers, etc. No single customer accounts for as much as ten percent of consolidated net sales.

    The Description of Business for the Company and its subsidiaries (Company) insofar as it relates to industry segments, is incorporated herein by reference to pages 26 and 27 of the Company's 1999 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

    Raw materials principally consist of a wide variety of weights, widths, colors, sizes, and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices.

    Business form usage is generally not seasonal. General economic conditions are the predominant factor in quarterly volume fluctuations.

Competition

    The forms industry is divided into two major competitive segments. One segment sells directly to end users, and is denominated by a few large manufacturers. The other segment which the Company serves distributes forms and other business products through a variety of resellers. These resellers consist of business form brokers, printers, both local and franchise, and office supply stores. The Company believes it is the largest forms company, which serves this segment of the market. There are a number of competitors which operate in this segment ranging in size from single employee-owner operations to multi-plant organizations. The Company's strategic plant locations and buying power permit it to compete on a favorable basis within this segment of the market on the competitive factors of service, quality and price.


Patents, Trademarks, Licenses, Franchises and Concessions:

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:

    At February 28, 1999 the Company's backlog of business forms orders believed to be firm was approximately $6,810,000 as compared to approximately $4,914,000 at February 28, 1998. The backlog of orders for tools, dies and special machinery at February 28, 1999 was approximately $5,537,000 as compared to approximately $3,603,000 at February 28, 1998. It is anticipated that all of the backlog of orders will be completed in the fiscal year ending February 29, 2000.


Research and Development:

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 1999.


Environment:

    There have been no material effects on the Company arising from compliance with Federal, State, and local provisions or regulations relating to the protection of the environment.


Employees:

    At February 28, 1999, the Company had approximately 1,434 employees, of whom approximately 475 were represented by three unions and under five separate contracts expiring at various times.



Item 2.   Properties
    The Company operates sixteen manufacturing facilities located in eleven states as follows:

                                                  Square feet
                                                  of floor space
                                            --------------------------
                                                 Owned    Leased   Total

  Ennis, Texas         Manufacturing
                        Facility
                        and Administrative
                        Offices                 351,668            351,668

  DeSoto, Texas        Executive and
                       Administrative Offices    13,577   13,577

  Chatham, Virginia    Manufacturing            127,956            127,956

  Paso Robles,
   California          Manufacturing             94,120             94,120

  Knoxville, Tennessee Manufacturing             48,057             48,057

  Wolfe City, Texas    Two Manufacturing
                       Facilities              119, 259            119,259

  Portland, Oregon     Manufacturing                      47,000    47,000

  Fort Scott, Kansas   Manufacturing             86,660             86,660

  DeWitt, Iowa         Manufacturing             95,000             95,000

  Dallas, Texas        Manufacturing             82,400             82,400

  Louisville, Kentucky Manufacturing             42,800             42,800

  Moultrie, Georgia    Manufacturing             25,000             25,000

  Coshocton, Ohio      Manufacturing             24,750             24,750

  Bell, California     Manufacturing                      19,286     19,286

  Macomb, Michigan     Manufacturing             56,350             56,350

  Houston, Texas       Manufacturin              40,800             40,800
                                              ---------  -------   --------
                                              1,154,020  120,663  1,274,683
                                              =========  =======  =========

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

    All of the foregoing facilities are considered to be in good condition. The Company does not anticipate that substantial expansion, refurbishing or re-equipping will be required in the near future.

    All of the rented property is held under leases with original terms of five or more years, expiring at various times from December 2000 through October 2003. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.   Legal Proceedings.

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

    None.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 1999.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 17, 1999) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.





     Keith S. Walters, Chairman of the Board, CEO and President, age 49, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

     Ronald M. Graham, Vice President Human Resources, age 51, was elected Vice President Human Resources in June 1998. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations. Prior to joining the Company, Mr. Graham was with E. V. International, Inc.
(formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe (door div.) for 3 years as Corporate Director of Human Resources.

     David P. Erickson, Vice President-Dealer Relations, age 52, was elected Vice President Dealer Relations in June 1998. Mr. Erickson was employed by the Company in December 1997 as Director of Dealer Relations. Prior to joining the Company, Mr. Erickson was with Atlas/Soundolier, a division of American Trading and Production Company, for 5 years, most recently as General Manager. Prior to that time, Mr. Erickson was with Engineered Polymer for 6 years, and United Technologies Corporation for 19 years, primarily as sales manager.

     Robert M. Halowec, Vice President Finance and Chief Financial Officer, age 44 was elected Vice President Finance and Chief Financial Officer in January 1999. Mr. Halowec was employed by the Company in January 1999 as Vice President Finance and Chief Financial Officer. Prior to joining the Company, Mr. Halowec was with Moore Corporation for 13 years, most recently as Financial Director of Moore's Cut Products Group in Nacogdoches, Texas.

     Harve Cathey, Secretary and Treasurer, age 60, was elected Secretary October 1998 and Treasurer July 1998. Mr. Cathey has been employed by the Company continuously since April 1969. Previously, Mr. Cathey served as Vice President-Finance and Secretary (from September 1983 to September
1996) and Treasurer (from June 1978 to December 1992).

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.


                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters.

    The Company's common stock is traded on the New York Stock Exchange. The following table sets forth for the periods indicated: the high and low closing sales prices and the common stock trading volume as reported by the New York Stock Exchange and dividends declared by the Company.


                                                  Common
                                                Stock Trading
                                                    Volume       Dividends
                                                    number      per share of
                         Common Stock Price Range   of shares     Common
                               High      Low      (in thousands)   Stock
Fiscal Year Ended February 28, 1999
    First Quarter           $  12.6250  $9.7500       2,217      $0.155
    Second Quarter             12.0000   9.9375       1,183       0.155
    Third Quarter              10.8125   9.3125       1,069       0.155
    Fourth Quarter             10.8750   8.8750       1,244       0.155

Fiscal Year Ended February 28, 1998
    First Quarter           $  11.2500  $9.7500       1,195      $0.155
    Second Quarter             11.1250   8.5000       2,426       0.155
    Third Quarter              11.4375   9.3750         905       0.155
    Fourth Quarter             10.6250   9.0625       1,094       0.155

    On April 15, 1999, the last sale price of the common stock was $8.1875 per share and the number of shareholders of record was 1,621.


Item 6.   Selected Financial Data

     The information required by this item is incorporated herein by reference to page 10 of the Company's 1999 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated herein by reference to pages 11 through 13 of the Company's 1999 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

    The information required by this item is incorporated by reference to Page 13 of the Company's 1999 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 8.   Financial Statements and Supplementary Data.

     The information required by this item is incorporated herein by reference to pages 16 through 28 of the Company's 1999 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information required by this item regarding Directors is incorporated by reference to pages 3 through 5 of the Company's Proxy Statement dated May 17, 1999, which is attached as Exhibit (22) hereto.

Item 11.  Executive Compensation.

     The information required by this item is incorporated herein by reference to pages 7 through 12 of the Company's Proxy Statement dated May 17, 1999 which is attached as Exhibit (22) hereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to page 2 of the Company's Proxy Statement dated May 17, 1999 which is attached as Exhibit (22) hereto.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to page 13 of the Company's Proxy Statement dated May 17, 1999 which is attached as Exhibit (22) hereto.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

           (a)  1.   (a) 2.  Financial Statements and Financial Statement
           Schedules.
                See accompanying index to financial statements and
           financial statement schedule for a list of all financial
           statements and the financial statement schedule filed as part of this report
           (page S-1).
        3. Exhibits
           (i)  Restated Articles of Incorporation as amended through
           June 23, 1983 with attached amendments dated June 20, 1985,
           July 31, 1985, and June 16, 1988 incorporated herein by
           reference to Exhibit 5 to the Registrant's Form 10-K Annual
           Report for the fiscal year ended February 28, 1993.
           (ii) Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrants Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
               (13) 1999 Annual Report to Shareholders
               (21) Subsidiaries of Registrant.
               (22) Notice, Proxy Statement and proxy incorporated herein
                    by reference to the Registrant's   Proxy Statement dated
                    May 17, 1999.
               (23) Independent Auditors' Consent.
               (27) Financial Data Schedule (submitted for SEC use only).

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

                                (Registrant) ENNIS BUSINESS FORMS, INC.

Date:         May 28, 1999         BY: /s/    Keith S. Walters
                                   Keith S. Walters, Chairman of the Board,
                                   Chief Executive Officer and President


Date:         May 28, 1999         BY: /s/    Robert M. Halowec
                                   Robert M. Halowec
                                   Vice President - Finance and Chief
                                      Financial Officer


Date:         May 28, 1999         BY: /s/    Harve Cathey
                                   Harve Cathey
                                   Secretary and Treasurer, Principal
                                      Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:         May 28, 1999         BY: /s/    Keith S. Walters
                                   Keith S. Walters, Director


Date:         May 28, 1999         BY: /s/    Harold W. Hartley
                                   Harold W. Hartley, Director


Date:         May 28, 1999         BY: /s/    Robert L. Mitchell
                                   Robert L. Mitchell, Director


Date:         May 28, 1999         BY: /s/    James C. Taylor
                                   James C. Taylor, Director


Date:         May 28, 1999         BY: /s/    Joe R. Bouldin
                                   Joe R. Bouldin, Director


                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE



     The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 1999 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 7 and 8 incorporating certain portions of the Company's 1999 Annual Report to Shareholders, such 1999 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.


                                                                 1999
                                                                Annual
                                                       Form   Report to
                                                       10-K  Shareholders
Consolidated financial statements of the Company:
  Independent auditors' report                                     28
  Consolidated balance sheets - February 28, 1999
    and 1998                                                       18
  Consolidated statements of earnings - years ended
    February 28, 1999, 1998 and 1997                               16
  Consolidated statements of cash flows - years ended
    February 28, 1999, 1998 and 1997                               17
  Notes to consolidated financial statements                    19 - 27

Independent auditors' report on financial statement
  schedule                                             S-2
Financial Statement Schedule for three years ended
  February 28, 1999, 1998 and 1997
  II - Valuation and qualifying accounts               S-3

  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.




                                    S-1



                      INDEPENDENT AUDITORS' REPORT ON
                       FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Ennis Business Forms, Inc.:

Under date of April 15, 1999, we reported on the consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 28, 1999 and 1998 and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 1999 which are included in the 1999 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index to financial statements and financial statement schedule on page S-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG LLP


Dallas, Texas
April 15, 1999





                                    S-2


                                                                Schedule II

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

                    Three Years Ended February 28, 1999
                              (In thousands)

                                          Additions
                                       ---------------
                                       Charged
                           Balance at    to    Charged
  Description               beginning   oper-  to other                at end
                             of year   ations  accounts   Deductions   of year

Year ended February 28, 1999:
 Allowance for doubtful
 receivables                  $1,006     582    101 (1)     487 (2)      1,202

Year ended February 28, 1998:
 Allowance for doubtful
 receivables                  $1,090     414     45 (1)     543 (2)      1,006

Year ended February 28, 1997:
 Allowance for doubtful
 receivables                  $1,085     382     36 (1)     413 (2)      1,090



Notes:
  (1) Principally collection of accounts previously charged off.
  (2) Charge-off of uncollectible receivables.



                                    S-3