Form 10-Q
period 1999-05-31
ENNIS BUSINESS FORMS INC
filed 1999-07-02
CIK 33002

5


                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                MAY 31, 1999
                 ----------------------------------------------------------


Commission File Number             1-5807
                      -----------------------------------------------------


                        ENNIS BUSINESS FORMS, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               TEXAS                                     75-0256410
---------------------------------------------------------------------------
   (State or other Jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


   1510 N. Hampton, Suite 300, DeSoto, TX                   75115
---------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


                              (972) 228-7801
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


                                 No Change
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X    No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.


           Class                               Outstanding at May 31, 1999
---------------------------------------        ---------------------------
Common stock, par value $2.50 per                        16,253,461





                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information

   Condensed Consolidated Balance Sheets --
     May 31, 1999 and February 28, 1999                        2

   Condensed Consolidated Statements of Earnings --
     Three Months Ended May 31, 1999 and 1998                  3

   Condensed Consolidated Statements of Cash
     Flows --Three Months Ended May 31, 1999
     and 1998                                                  4

   Notes to Condensed Consolidated Financial
     Statements                                                5

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                7


Part II.  Other Information                                    9





                      PART I.  FINANCIAL INFORMATION

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                                   May 31,    February 28,
                                                     1999        1999
                                                  ----------- -----------
                                                  (Unaudited)
                                  Assets
Current assets:
  Cash and equivalents                             $ 24,822      20,691
  Accounts receivable, net                           18,422      18,720
  Inventories                                         7,613       8,533
  Other current assets                                5,855       4,732
                                                   --------     -------

          Total current assets                       56,712      52,676
                                                   --------     -------
Property, plant and equipment, net                   33,143      33,911

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    5,663       5,731

Other assets and deferred charges                     1,513       2,017
                                                   --------     -------

          Total assets                             $ 97,031      94,335
                                                   ========     =======

                   Liabilities and Shareholders' Equity
Current liabilities:
  Current installments of long-term debt           $    181         199
  Accounts payable                                    3,748       4,107
  Accrued expenses                                    6,366       4,061
                                                   --------     -------

          Total current liabilities                  10,295       8,367
                                                   --------     -------

Long-term debt, less current installments               --            7

Deferred credits, principally Federal income taxes    2,522       2,462

Shareholders' equity:
  Common stock, at par value                         53,125      53,125
  Additional capital                                  1,040       1,040
  Retained earnings                                 123,022     122,307
                                                   --------     -------
                                                    177,187     176,472
  Less:
     Treasury stock                                  92,973      92,973
                                                   --------     -------
        Total shareholders' equity                   84,214      83,499

        Total liabilities and shareholders' equity $ 97,031      94,335
                                                   ========     =======

See accompanying notes to condensed consolidated financial statements.


                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            May 31,

                                                      1999       1998
                                                     ------     ------

Net sales                                           $39,663     36,334
                                                    -------     ------

Costs and expenses:
  Cost of sales                                      27,675     24,812
  Selling, general and administrative expenses        7,022      6,741
                                                    -------     ------

                                                     34,697     31,553
                                                    -------     ------

Earnings from operations                              4,966      4,781

Investment and other income                             209        325
                                                    -------     ------

Earnings before income taxes                          5,175      5,106

Provision for income taxes                            1,941      1,874
                                                    -------     ------

Net earnings                                        $ 3,234      3,232
                                                    =======     ======

Weighted average number of common shares
 outstanding                                     16,253,462 16,437,685
                                                 ========== ==========

Per share amounts:
  Net earnings per basic and diluted share
   Of common stock                                     $.20        .20
                                                       ====        ===

  Cash dividends                                      $.155       .155
                                                      =====       ====


See accompanying notes to condensed consolidated financial statements.


                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                     Three Months Ended
                                                           May 31,

                                                       1999      1998
                                                       ----      ----
Cash flows from operating activities:
  Net earnings                                      $ 3,234      3,232
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    1,387      1,356
     Changes in assets and liabilities                2,001      3,234
     Other                                              536        152
                                                    -------     ------
       Net cash provided by operating activities      7,158      7,974
                                                    -------     ------

Cash flows from investing activities:
  Capital expenditures                                 (501)      (571)
  Other                                                  --        450
                                                    -------     ------

       Net cash used in investing activities           (501)      (121)
                                                    -------     ------

Cash flows from financing activities:
  Dividends                                          (2,519)    (2,548)
  Other                                                  (7)       (24)
                                                    -------     ------

       Net cash used in financing activities         (2,526)    (2,572)
                                                    -------     ------

Net changes in cash and equivalents                   4,131      5,281

Cash and equivalents at beginning of period          20,691     22,700
                                                    -------     ------

Cash and equivalents at end of period               $24,822     27,981
                                                    =======     ======



See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company"), for the quarter ended May 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999, from which the accompanying condensed consolidated balance sheet at February 28, 1999 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of May 31, 1999, the Company has reserved 1,122,712 shares of common stock under incentive stock options plans.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                  May 31,    February 28,
                                    1999        1999
                                  ------    -----------

          Raw material            $4,223        4,734
          Work-in-process            849          951
          Finished goods           2,541        2,848
                                  ------        -----

                                  $7,613        8,533
                                  ======        =====

4. Comprehensive Income
   --------------------
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of fiscal 1999, which requires companies to disclose comprehensive income separate from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no significant effect on the Company for the quarters ended May 31, 1999 or 1998. Comprehensive income and net income are substantially the same.

5. Segment Data
   ------------
   Segment data for the three months ended May 31, 1999 and 1998 were as follows:



                                 Business Forms                 Consolidated
                                & Printed Products  Tool & Die     Totals
                                ------------------  ----------  ------------
   Three months ended May 31, 1999:
   Net Sales                          $38,090         $1,573       $39,663
   Depreciation and amortization        1,329             58         1,387
   Segment earnings before income tax   5,445          (270)         5,175
   Segment Assets                      90,831          6,200        97,031
   Capital Expenditures                   501             --           501

   Three months ended May 31, 1998:
   Net Sales                          $35,197         $1,137       $36,334
   Depreciation and amortization        1,285             71         1,356
   Segment earnings before income tax   5,230          (124)         5,106
   Segment Assets                      88,633          5,702        94,335
   Capital Expenditures                   450            121           571



The Company is principally in the business of manufacturing and selling business forms and other printed products to customers located in the United States. The Company previously reported its smaller operating segment and corporate and financing activities on a combined basis. For the quarter ended May 31, 1999 and 1998, the Company has reported its smaller operating segment separately.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
      At May 31, 1999, the Company's financial position continues to be strong. Working capital increased from $44,309,000 at February 28, 1999 to $46,417,000 at May 31,1999. The increase is due to cash provided by operating activities. The Company has $24,822,000 in cash and equivalents and no long-term debt other than current installments.

Results of Operations
---------------------
     Net sales for the first quarter ended May 31, 1999 increased 9.2% from the corresponding period in the prior year. The sales increase in the first quarter was the result of growth in revenue in the company's basic business forms products segment and revenues contributed by FMI, Inc.; the Houston, Texas based business forms operation purchased in November 1998. Gross profit margin excluding the tool and die segment decreased from 32.1% in the first quarter ended May 31, 1998 to 31.2% in the first quarter ended May 31, 1999. The tool and die segment experienced a negative gross margin for the first quarter ended May 31, 1999. Steady sales prices and increased costs contributed equally to the decline in profit margin. Selling, general and administrative expenses increased 4.2% in the first quarter compared to the same period in the prior year. More than half of this increase was attributable to the acquisition of the new operating unit. Investment and other income decreased in the first quarter from the same period in the prior year due to decreased amounts of funds available for investments. As a result earnings remained flat for the first quarter from the corresponding period of the prior year. Basic and diluted earnings per share trended in the same manner as net earnings. The per share earnings were based on three months weighted average shares outstanding of 16,253,462 and 16,473,685 for three months ended May 31, 1999 and May 31, 1998. The effective rate of the Federal and state income tax expense was 37.5% for the first quarter and 36.7% for the same period in the prior year.

Accounting Standards
--------------------
       Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement will be effective for the company beginning March 1, 2000. It is not expected to have a material impact on our financial statements.

Year 2000 Issues
----------------
      The Year 2000 issue may have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industry lines will be unable to process information containing dates beginning in the Year 2000. In 1995, for reasons unrelated to preparation for the Year 2000, the Company invested approximately $3,000,000 in a project to replace substantially all of its existing computer hardware and software. One of the benefits of this project was to bring a major portion of the Company's technological assets into Year 2000 readiness. Subsequent to the project mentioned above, the Company has invested approximately $700,000 over the past three years in technological hardware and software, all of which is Year 2000 ready.

In addition to the investments described above, the Company has surveyed all major suppliers of goods and services to determine their readiness for Year 2000. Also, the operating units have surveyed the ancillary equipment used in their respective operations to ascertain the equipment's readiness for Year 2000. The cost of performing these surveys has been nominal. No problems have been discovered at this time.

The  Company  believes  that substantially all of its  internal  technology systems are prepared for the Year 2000 at this time. Any adverse consequences to the Company as a result of lack of preparations for the Year 2000 are

expected to occur as a result of external forces.   To  the
extent that it is possible to determine if any of the Company's suppliers of goods and services are unprepared for Year 2000, changes in the suppliers will be made where possible. The Company does not expect material disruptions as a result of any controllable factors relating to preparations for Year 2000.



This quarterly report contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the traditional business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of July 2, 1999.




                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting on June 17, 1999.

(b)Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

   Directors elected were:
           Nominees for Director    Votes Cast for    Votes Withheld
           Joe R. Bouldin             13,931,747        1,146,379
           James B. Gardner           13,968,455        1,109,671
           Keith S. Walters           13,947,859        1,130,267

(c)Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

      (1) Selection of KPMG LLP as independent auditors of the Company for the fiscal year ending February 29, 2000.

                      For                  14,623,628
                      Against                 406,799
                      Abstain                  47,699
                      Broker - non-votes         None

      (2) Amendment to the Articles of Incorporation to eliminate cumulative voting did not pass.

                      For                   7,498,410
                      Against               5,203,332
                      Abstain                 115,107
                      Broker - non-votes    2,261,277

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ENNIS BUSINESS FORMS, INC.



Date  July 2, 1999              /s/Robert M. Halowec
                                ------------------------------------------
                                Robert M. Halowec
                                Vice President Finance and Chief Financial
                                Officer




Date  July 2, 1999              /s/Harve Cathey
                                ------------------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer


