Form 10-Q
period 1999-08-31
ENNIS BUSINESS FORMS INC
filed 1999-09-24
CIK 33002

19

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 1999
                 ---------------------------------------------------------


Commission File Number             1-5807
                      ----------------------------------------------------


                          ENNIS BUSINESS FORMS, INC.
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               TEXAS                                        75-0256410
--------------------------------------------------------------------------
   (State or other Jurisdiction of                    (I. R. S. Employer
     incorporation or organization)                    Identification No.)

    1510 N. Hampton, Suite 300, DeSoto, TX                   75115
--------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)


                              (972) 228-7801
                              ---------------
           (Registrant's telephone number, including area code)


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

                                                      Yes  X      No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                          Outstanding at August 31, 1999
---------------------------------------   ------------------------------
Common stock, par value $2.50 per share                16,253,410


                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information - unaudited

   Condensed Consolidated Balance Sheets --
     August 31, 1999 and February 28, 1999                2

   Condensed Consolidated Statements of Earnings --
     Three and Six Months Ended August 31,1999
     and 1998                                             3

   Condensed Consolidated Statements of Cash
     Flows --Six Months Ended August 31, 1999
     and 1998                                             4

   Notes to Condensed Consolidated Financial
     Statements                                       5 - 6

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                       7 - 8


Part II. Other Information                                9


                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                  August 31,  February 28,
                                                     1999          1999
                                                  ----------   -----------
                                  Assets

Current assets:
  Cash and equivalents                             $ 28,485      20,691
  Accounts receivable, net                           21,930      18,720
  Inventories                                         6,799       8,533
  Other current assets                                3,175       4,732
                                                   --------     -------

          Total current assets                       60,389      52,676
                                                   --------     -------

Property, plant and equipment, net                   32,051      33,911

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    5,266       5,731

Other assets and deferred charges                       832       2,017
                                                   --------     -------

          Total assets                             $ 98,538      94,335
                                                   ========     =======

                   Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of long-term debt           $    273         199
  Accounts payable                                    3,441       4,107
  Accrued expenses                                    6,426       4,061
                                                   --------     --------

       Total current liabilities                     10,140       8,367
                                                   --------     --------

Long-term debt, less current installments               217           7

Deferred credits, principally Federal income taxes    2,583       2,462

Shareholders' equity:
  Common stock, at par value                         53,125      53,125
  Additional capital                                  1,040       1,040
  Retained earnings                                 124,407     122,307
                                                   --------     -------
                                                    178,572     176,472
  Less:
     Treasury stock                                  92,974      92,973
                                                   --------     -------
       Total shareholders' equity                    85,598      83,499
                                                   --------     -------

     Total liabilities and shareholders' equity    $ 98,538      94,335
                                                   ========     =======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      August 31,             August 31,
                                 -------------------     -----------------

                                  1999      1998          1999      1998
                                  ----      ----          ----      ----

Net sales                       $38,160     36,904     $77,823     73,238
                                -------     ------     -------     ------

Costs and expenses:
  Cost of sales                  25,752     25,109      53,427     49,921
  Selling, general and
     Administrative expenses      7,703      6,846      14,725     13,587
                                 ------     ------     -------     ------


                                 33,455     31,955      68,152     63,508
                                -------     ------     -------     ------

Earnings from operations          4,705      4,949       9,671      9,730

Investment and other income       1,420        350       1,629        675
                                -------     ------     -------     ------

Earnings before income taxes      6,125      5,299      11,300     10,405

Provision for income taxes        2,220      1,948       4,161      3,822
                                -------     ------     -------     ------

Net earnings                    $ 3,905      3,351     $ 7,139      6,583
                                =======     ======     =======     ======

Weighted average number of common
 shares outstanding          16,253,436 16,362,685  16,253,447 16,394,828
                             ========== ==========  ========== ==========

Per share amounts:
  Net earnings per basic and diluted
     share of common stock        $ .24        .20        $.44        .40
                                  =====        ===        ====        ===

  Cash dividends                  $.155       .155        $.31        .31
                                  =====       ====        ====        ===





See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                          August 31,

                                                       1999       1998
                                                       ----       ----

Cash flows from operating activities:
  Net earnings                                       $ 7,139      6,583
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     3,384      2,672
     (Gain) loss on the sale of property, plant
         and equipment                                (1,195)       (19)
     Loss on impairment of long-lived assets             611         --
     Changes in operating assets and liabilities       1,207      3,037
     Other                                               850        747
                                                     -------     ------
       Net cash provided by operating activities      11,996     13,020
                                                     -------     ------

Cash flows from investing activities:
  Capital expenditures                                (1,441)    (2,012)
  Proceeds from disposal of property                   1,962        661
                                                     -------     -------

       Net cash (used in) provided by investing
           activities                                    521     (1,351)
                                                     -------     ------
-

Cash flows from financing activities:
  Purchase of treasury shares                             (1)    (3,300)
  Dividends declared                                  (5,039)    (5,096)
  Other                                                  317        (49)
                                                     -------     ------

       Net cash used in financing activities          (4,723)    (8,445)
                                                     -------    -------

Net change in cash and equivalents                     7,794      3,224

Cash and equivalents at beginning of period           20,691     22,700
                                                     -------     ------

Cash and equivalents at end of period                $28,485     25,924
                                                     =======     ======








See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company"), for the quarter ended August 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999, from which the accompanying condensed consolidated balance sheet at February 28, 1999 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of August 31, 1999, the Company has reserved 1,122,712 shares of common stock under incentive stock option plans.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                               August 31,    February 28,
                                  1999          1999

          Raw material           $3,882         4,734
          Work-in-process           773           951
          Finished goods          2,144         2,848
                                 ------         -----

                                 $6,799         8,533
                                 ======         =====

4. Comprehensive Income
   --------------------
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of fiscal 1999, which requires companies to disclose comprehensive income separate from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no significant effect on the Company for the three months and six months ended August 31, 1999 or 1998. Comprehensive income and net income are substantially the same.



5. Segment Data
   ------------
   Segment data for the three months and six months ended August 31, 1999 and 1998 were as follows (in thousands):

                                         Business
                                          Forms
                                        & Printed              Consolidated
                                         Products   Tool & Die    Totals
                                         --------   ----------    ------

Three months ended August 31, 1999:
  Net Sales                               $36,999      $1,161    $38,160
  Depreciation and amortization             1,945          52      1,997
  Segment earnings before income tax        6,078          47      6,125
  Segment Assets                           91,973       6,565     98,538
  Capital Expenditures                        893          47        940

Three months ended August 31, 1998:
  Net Sales                               $35,458      $1,446    $36,904
  Depreciation and amortization             1,251          65      1,316
  Segment earnings before income tax       10,144         261     10,405
  Segment Assets                           88,145       4,880     93,025
  Capital Expenditures                      1,399          42      1,441

Six months ended August 31, 1999:
  Net Sales                               $75,089      $2,734    $77,823
  Depreciation and amortization             3,274         110      3,384
  Segment earnings before income tax       11,513       (213)     11,300
  Segment Assets                           91,973       6,565     98,538
  Capital Expenditures                      1,394          47      1,441

Six months ended August 31, 1998:
  Net Sales                               $70,655      $2,583    $73,238
  Depreciation and amortization             2,536         136      2,672
  Segment earnings before income tax       10,193         212     10,405
  Segment Assets                           88,145       4,880     93,025
  Capital Expenditures                      1,849         163      2,012



The Company is principally in the business of manufacturing and selling business forms and other printed products to customers located in the United States. The Company previously reported its smaller operating segment and corporate and financing activities on a combined basis. For the three months and six months ended August 31, 1999 and 1998, the Company has reported its smaller operating segment separately.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
      At August 31, 1999, the Company's financial position continues to be strong. Working capital increased from $44,309,000 at February 28, 1999 to $50,249,000 at August 31,1999. The increase is due to cash provided by operating activities and the sale of a facility in Boulder City, Nevada. The Company has $28,485,000 in cash and equivalents and $217,000, in long-term debt, less current installments.

Results of Operations
---------------------
      Net sales for the three months and six months ended August 31, 1999 increased 3.4% and 6.3% respectively form the corresponding periods in the prior year. The sales increase for the three months and six months is attributable to overall growth mainly in the Company's business forms and printed products segment. Gross profit margins increased from 32.0% in the three months August 31, 1998 to 32.5% in the three months ended August 31, 1999. Gross profit margin decreased from 31.8% in the six months ended August 31, 1998 to 31.3% in the six months ended August 31, 1999. The tool and die segment experienced a negative gross margin for the first quarter ended May 31, 1999. Selling, general and administrative expenses for the three and six months ended August 31, 1999 increased 12.5% and 8.4% respectively compared to the corresponding period in the prior year. This increase was attributable to the acquisition of the Houston, Texas business forms operating unit in November, 1998 and to a pre-tax charge of $611,000 resulting from the impairment of intangible assets relating to the Company's InstaColor product line. Excluding the pre-tax charge related to the impairment of the InstaColor product line, selling, general and administrative expenses for the three and six months ended August 31, 1999 increased 3.6% and 3.9% respectively compared to the corresponding periods in the prior year. Investment and other income increased in the three and six months ended August 31, 1999 for the same periods in the prior year. The increase in other income is primarily the result of a pre-tax gain of $1,182,000 from the sale of rental property in Boulder City, Nevada. Earnings before income taxes for the three and six months ended August 31, 1999 increased 15.6% and 8.6% respectively from the corresponding periods in the prior year. The increase in net earnings resulted from increased sales and the gain recognized for the sales of property netted with the charge from impairment of intangible assets relating to the InstaColor product line. Basic and diluted earnings per share increased $0.04 for both the three and six month periods ended August 31, 1999 from the corresponding periods in the prior year. The per share earnings were based upon three months and six months weighted average shares outstanding of 16,253,436 and 16,253,447 respectively at August 31, 1999 and 16,362,685 and 16,394,828 weighted average shares outstanding at August 31, 1998. The effective rate of the Federal and state income tax expense was 36.2% and 36.8% for the three months ended August 31, 1999 and August 31, 1998, respectively, and 36.8% and 36.7% for six months ended August 31, 1999 and August 31, 1998.

Accounting Standards
--------------------
       Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement will be effective for the company beginning March 1, 2001. It is not expected to have a material impact on our financial statements.

Year 2000 issues
----------------
     The Year 2000 may have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industry lines will be unable to process information containing dates beginning in the Year 2000. In 1995, for reasons unrelated to preparations for the Year 2000, the Company invested approximately $3,000,000 in a project to replace substantially all of its existing computer hardware and software. One of the benefits of this project was to bring a major portion of the Company's technology assets into Year 2000 readiness. Subsequent to the project mentioned above, the Company has invested approximately $700,000 over the past three years in technological hardware and software, all of which is Year 2000 ready.

     In addition to the investment described above, the Company has surveyed all major suppliers of goods and services to determine their readiness for Year 2000. Also, the operating units have surveyed the ancillary equipment used in their respective operations to ascertain the equipment'' readiness for Year 2000. The cost of performing these survey's has been nominal. No problems have been discovered at this time.

     The Company believes that substantially all of its internal technology systems are prepared for Year 2000 at this time. Any adverse consequences to the Company as a result of lack of preparations for Year 2000 are expected to occur as a result of external forces. To the extent that it is possible to determine if any of the Company's suppliers of goods and services are unprepared for Year 2000, changes in suppliers will be made where possible. The Company does not expect material disruptions as a result of any controllable factors relating to preparations for Year 2000.

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of September 23, 1999.




                        PART II.  OTHER INFORMATION



Item 5.   Other Information
---------------------------

      In order for proposals of shareholders to be considered for inclusion in the proxy statement and form of Proxy for the 2000 Annual Meeting of Shareholders, such proposals must be received by the Secretary of the Company not less than 120 days in advance of May 21, 2000.

     The Company intends to exercise discretionary voting authority granted under any proxy that is executed and returned to the Company on any matter which may properly come before the 2000 Annual Meeting of Shareholders, unless written notice of the matter is delivered to the Company at its principal executive offices in DeSoto, Texas, addressed to the Secretary of the Company, not later than April 4, 2000.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

      (a)  Exhibit
           Exhibit No. (27) Financial Data Schedule

      (b)  Reports on Form 8-K
           None



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date September 23, 1999         /s/Robert M. Halowec
     ------------------         --------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer



Date September 23, 1999         /s/Harve Cathey
    ------------------          ---------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer