Form 10-Q
period 1999-11-30
ENNIS BUSINESS FORMS INC
filed 1999-12-22
CIK 33002

11


                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 1999
                 ------------------------------------------------------------


Commission File Number             1-5807
                      -------------------------------------------------------


                          ENNIS BUSINESS FORMS, INC.
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             TEXAS                                         75-0256410
-----------------------------------------------------------------------------
(State or other Jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                        Identification No.)

      1510 N. Hampton, Suite 300, DeSoto, TX                 75115
-----------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


                                 (972) 228-7801
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Change
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  X   No
                                                                -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                         Outstanding at November 30, 1999
---------------------------------------      --------------------------------
Common stock, par value $2.50 per share                 16,391,911






                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information - unaudited

   Condensed Consolidated Balance Sheets --
     November 30, 1999 and February 28, 1999                 2

   Condensed Consolidated Statements of Earnings --
     Three and Nine Months Ended November 30,1999
     and 1998                                                3

   Condensed Consolidated Statements of Cash
     Flows --Nine Months Ended November 30, 1999
     and 1998                                                4

   Notes to Condensed Consolidated Financial
     Statements                                          5 - 7

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                          8 - 9


Part II.  Other Information                                 10





                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                 November 30,   February 28,
                                                     1999          1999
                                                 ------------   ------------
                                  Assets
Current assets:
  Cash and equivalents                             $  4,403        20,691
  Accounts receivable, net                           23,858        18,720
  Inventories                                         9,219         8,533
  Other current assets                                3,311         4,732
                                                   --------       -------

          Total current assets                       40,791        52,676
                                                   --------       -------

Long Term Investments and Marketable Securities       8,641            --

Property, plant and equipment, net                   42,239        33,911

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                    8,053         5,731

Other assets and deferred charges                     1,563         2,017
                                                   --------       -------

          Total assets                             $101,287        94,335
                                                   ========       =======

                   Liabilities and Shareholders' Equity
Current liabilities:
  Current installments of long-term debt           $    325           199
  Accounts payable                                    4,073         4,107
  Accrued expenses                                    5,421         4,061
                                                   --------       -------

          Total current liabilities                   9,819         8,367
                                                   --------       -------

Long-term debt, less current installments               537             7

Deferred credits, principally Federal income taxes    2,643         2,462

Shareholders' equity:
  Common stock, at par value                         53,125        53,125
  Additional capital                                  1,040         1,040
  Retained earnings                                 124,466       122,307
                                                   --------       -------
                                                    178,631       176,472
  Less:
     Treasury stock                                  90,343        92,973
                                                   --------       -------
          Total shareholders' equity                 88,288        83,499
                                                   --------       -------

     Total liabilities and shareholders' equity    $101,287        94,335
                                                   ========       =======


See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   November 30,               November 30,
                                ------------------         -----------------

                                  1999       1998           1999       1998
                                  ----       ----           ----       ----

Net sales                       $41,173     38,800       $118,996    112,038
                                -------     ------       --------    -------

Costs and expenses:
  Cost of sales                  27,561     26,939         80,988     76,860
  Selling, general and
     Administrative expenses      7,472      6,974         22,197     20,561
                                -------     ------       --------    -------

                                 35,033     33,913        103,185     97,421
                                -------     ------       --------    -------

Earnings from operations          6,140      4,887         15,811     14,617

Investment and other income         200        302          1,829        977
                                -------     ------       --------    -------

Earnings before income taxes      6,340      5,189         17,640     15,594

Provision for income taxes        2,380      1,909          6,541      5,731
                                -------     ------       --------    -------

Net earnings                    $ 3,960      3,280       $ 11,099      9,863
                                =======     ======       ========    =======

Weighted average number of common
 shares outstanding          16,287,986 16,166,634     16,267,266 16,329,264
                             ========== ==========     ========== ==========

Per share amounts:
  Net earnings per basic and diluted
     share of common stock        $ .24        .20          $ .68        .60
                                  =====       ====          =====       ====

  Cash dividends                  $.155       .155          $.465       .465
                                  =====       ====          =====       ====


See accompanying notes to condensed consolidated financial statements.

                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                       Nine Months Ended
                                                         November 30,

                                                         1999       1998
                                                         ----       ----

Cash flows from operating activities:
  Net earnings                                         $11,099      9,863
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                       4,870      3,980
     Gain on the sale of property, plant and equipment  (1,192)       (22)
     Loss on impairment of long-lived assets               611         --
     Changes in operating assets and liabilities         1,234      3,902
     Other                                                 (77)    (1,307)
                                                       -------     ------
       Net cash provided by operating activities        16,545     16,416
                                                       -------     ------

Cash flows from investing activities:
  Acquisition of business                              (16,820)    (2,269)
  Capital expenditures                                  (2,063)    (3,131)
  Purchases of Investments                              (8,641)        --
  Proceeds from disposal of property                     1,963        664
                                                       -------     ------
       Net cash used in investing activities           (25,561)    (4,736)
                                                       -------     ------

Cash flows from financing activities:
  Purchase of treasury shares                               (1)    (3,300)
  Dividends declared                                    (7,558)    (7,597)
  Other                                                    287       (174)
                                                       -------     ------
       Net cash used in financing activities            (7,272)   (11,071)
                                                       -------     ------

Net change in cash and equivalents                     (16,288)       609

Cash and equivalents at beginning of period             20,691     22,700
                                                       -------     ------

Cash and equivalents at end of period                  $ 4,403     23,309
                                                       =======     ======


See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company"), for the quarter ended November 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999, from which the accompanying condensed consolidated balance sheet at February 28, 1999 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of November 30, 1999, the Company has reserved 1,122,712 shares of common stock under incentive stock option plans. Stock options are antidilutive for each period presented and, therefore, have been excluded from the earnings per share calculation.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                November 30,           February 28,
                                    1999                   1999
                                ------------           ------------

          Raw material             $5,264                  4,734
          Work-in-process           1,048                    951
          Finished goods            2,907                  2,848
                                   ------                  -----

                                   $9,219                  8,533
                                   ======                  =====

4. Comprehensive Income
   --------------------
   Comprehensive income and net income are substantially the same.


5. Segment Data
   ------------
  Segment data for the three months and nine months ended November 30, 1999 and 1998 were as follows (in thousands):



                                    Business Forms
                                      & Printed                  Consolidated
                                       Products      Tool & Die     Totals
                                       --------      ----------     ------

Three months ended November 30, 1999:
  Net Sales                             $40,058        $1,115      $ 41,173
  Depreciation and amortization           1,438            48         1,486
  Segment earnings before income tax      6,193           147         6,340
  Segment Assets                         96,659         4,628       101,287
  Capital Expenditures                      584            38           622

Three months ended November 30, 1998:
  Net Sales                             $37,093        $1,707       $38,800
  Depreciation and amortization           1,246            62         1,308
  Segment earnings before income tax      4,891           298         5,189
  Segment Assets                         89,062         4,580        93,642
  Capital Expenditures                    1,113             6         1,119

Nine months ended November 30, 1999:
  Net Sales                            $115,147        $3,849      $118,996
  Depreciation and amortization           4,712           158         4,870
  Segment earnings before income tax     17,706           (66)       17,640
  Segment Assets                         96,659         4,628       101,287
  Capital Expenditures                    1,978            85         2,063

Nine months ended November 30, 1998:
  Net Sales                            $107,748        $4,290      $112,038
  Depreciation and amortization           3,782           198         3,980
  Segment earnings before income tax     15,084           510        15,594
  Segment Assets                         89,062         4,580        93,642
  Capital Expenditures                    2,962           169         3,131


The Company is principally in the business of manufacturing and selling business forms and other printed products to customers located in the United States. The Company previously reported its smaller operating segment and corporate and financing activities on a combined basis. For the three months and nine months ended November 30, 1999 and 1998, the Company has reported its smaller operating segment separately.


6. Purchase of Adams McClure and American Forms
   --------------------------------------------
   On November 4, 1999, the Company and its wholly owned subsidiary, Ennis Acquisitions, Inc., purchased the general and limited partnership interests in Adams McClure L.P. The $16,694,000 purchase price for this transaction consisted of $1,250,000 in cash, $1,250,000 in stock (138,599 shares of the Company's common stock) and assumption of certain liabilities of Adams McClure L.P. amounting to approximately $14,194,000 which includes $160,000 of accrued expenses. The excess purchase price over the fair values of net tangible assets acquired, pending final determination of certain acquired balances, was $3,002,000 and is being amortized to expense over a period of 15 years.

   On November 15, 1999, American Forms I L.P., a Texas limited partnership, the general partner of which is the Company, purchased the production equipment, furniture and fixtures, name and operations of American Forms, Inc. In a separate transaction, the Company purchased the land and building currently occupied by American Forms, Inc. The $2,123,000 purchase price of this transaction included a promissory note to pay $525,000 over the next three years and $62,000 of accrued expenses. The excess purchase price over the fair values of net tangible assets acquired, pending final determination of certain acquired balances, was $73,000 and is being amortized to expense over a period of 15 years.

   The accompanying consolidated financial statements include the operations of Adams McClure, L.P. and American Forms I L.P. since the date of acquisition. The following table is prepared on a pro forma basis as though only Adams McClure L.P. had been acquired as of March 1, 1998, after including the estimated impact of adjustments such as amortization of goodwill and depreciation, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

         For the Nine Months Ended November 30,         1999       1998
         --------------------------------------         ----       ----

         Net Sales                                    $135,131   $129,944
         Net Earnings                                   11,436      9,353
         Earnings per share - basic and diluted           0.70       0.57

   The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At November 30, 1999, the Company's financial position continues to be strong. Working capital decreased from $44,309,000 at February 28, 1999 to $30,972,000 at November 30,1999. The decrease is due to the $16,820,000 cash requirement for the acquisition of Adams McClure L.P. and American Forms Inc. The Company has $4,403,000 in cash and equivalents and $537,000 in long-term debt, less current installments. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
     Net sales for the three months and nine months ended November 30, 1999 increased 6.1% and 6.2% respectively from the corresponding periods in the prior year. The increase in the quarter was attributable to revenue from the Company's newly acquired businesses, with only modest increases from the Company's business form product segment. Year to date increases in revenue were primarily the result of increases in the business form segment. Gross profit margins increased from 30.6% in the three months ended November 30, 1998 to 33.1% in the three months ended November 30, 1999. Gross profit margin increased from 31.4% in the nine months ended
November  30,  1998  to 31.9% in the nine months ended November  30,  1999.
Increases in gross margins in both reported periods is the result of a combination of lower cost of raw material and operating efficiency improvements. The tool and die segment experienced a negative gross margin for the first quarter ended May 31, 1999. Selling, general and administrative expenses for the three and nine months ended November 30, 1999 increased 7.1% and 8.0%, respectively, compared to the corresponding period in the prior year. This increase was attributable to the acquisition of the Houston, Texas business forms operating unit in November 1998 and to a pre-tax charge of $611,000 resulting from the impairment of intangible assets relating to the Company's InstaColor product line which occurred in the second fiscal quarter. Excluding the pre-tax charge related to the impairment of the InstaColor product line, selling, general and administrative expenses for the nine months ended November 30, 1999 increased 5.0% compared to the corresponding period in the prior year. Investment and other income increased in the nine months ended November 30, 1999 for the same period in the prior year. The increase in other income is primarily the result of a pre-tax gain of $1,182,000 from the sale of rental property in Boulder City, Nevada. Earnings before income taxes for the three and nine months ended November 30, 1999 increased 22.2% and 13.1%, respectively, from the corresponding periods in the prior year. The increase in net earnings resulted from increased sales and the gain recognized for the sales of property netted with the charge from impairment of intangible assets relating to the InstaColor product line. Basic and diluted earnings per share increased $0.04 and $0.08 respectively the three and nine months ended November 30, 1999 from the corresponding periods in the prior year. The per share earnings were based upon three months and nine months weighted average shares outstanding of 16,287,986 and 16,267,266 respectively for the periods ended November 30, 1999 and
16,166,634 and 16,329,264 weighted average shares outstanding for the periods ended November 30, 1998. The effective rate of the Federal and state income tax expense was 37.5% and 36.8% for the three months ended November 30, 1999 and November 30, 1998, respectively, and 37.1% and 36.8% for nine months ended November 30, 1999 and November 30, 1998.


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

     The Company believes that substantially all of its internal technology systems are prepared for Year 2000 at this time. Contingency plans are in place in the event that unexpected problems arise. Any adverse consequences to the Company as a result of lack of preparations for Year 2000 are expected to occur as a result of external forces. To the extent that it is possible to determine if any of the Company's suppliers of goods and services are unprepared for Year 2000, changes in suppliers will be made where possible. The Company does not expect material disruptions as a result of any controllable factors relating to preparations for Year 2000.

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of December 22, 1999.


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

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

      (a)  Exhibit
           Exhibit No. (27) Financial Data Schedule

      (b)  Reports on Form 8-K

           A Current Report on Form 8-K dated November 16, 1999 was filed, under Item 5 of the form, with its purchase agreement among Adams McClure, Inc., NAF, Inc., Ennis Business Forms, Inc., and Ennis Acquisitions, Inc. dated November 4, 1999 and its press releases dated November 4, 1999 and November 5, 1999 announcing the acquistion of Adams McClure, Inc. and planned acquisition of American Forms, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENNIS BUSINESS FORMS, INC.

Date December 22, 1999          /s/Robert M. Halowec
     -----------------          --------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer

Date December 22, 1999          /s/Harve Cathey
     -----------------          ---------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer


