Form 10-K405
period 2000-02-29
ENNIS BUSINESS FORMS INC
filed 2000-05-26
CIK 33002

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended  February 29, 2000
                                           ---------------------

                                    OR
      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to
                                         ----------  ----------

                      Commission file number  1-5807
                                            ----------

                        ENNIS BUSINESS FORMS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)
             Texas                                 75-0256410
-------------------------------         ---------------------------------
(State or other jurisdiction of	        (IRS Employer Identification No.)
 incorporation or organization)

 1510 N. Hampton,  Suite 300, DeSoto, TX                       	 75115
----------------------------------------                       --------
(Address of principal executive offices)                      	Zip Code

Registrant's telephone number, including area code          (972) 228-7801
                                                           ----------------

Securities registered pursuant to Section 12(b) of the Act:

                               Number of Shares
                                Outstanding on       Name of each exchange
    Title of each class         April 17, 2000        on which registered
-----------------------------  ----------------      ---------------------
Common Stock, par value $2.50     16,191,795             New York Stock
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 17, 2000 (15,360,326 shares) was $111,362,364.

Documents Incorporated by Reference:
Portions of 2000 Annual Report to Shareholders - Incorporated in Parts I & II Portions of Proxy Statement dated May 12, 2000 - Incorporated in Part III

                    SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-K

                                  PART I

Item 1.	Business.
-----------------

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Ennis (the Company and all of its subsidiaries) is engaged in three segments. These segments are the manufacture and sale of business forms, the design, production and distribution of printed and electronic promotional products and tool and die business. Additional information concerning the segments is incorporated herein by reference to page 34 of the Company's
2000 Annual Report to Shareholders which is attached at Exhibit (13) hereto.

    Approximately 94% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates seventeen manufacturing locations in twelve strategically located states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. For the year ended February 29, 2000 the sale of business products represents approximately 92% of consolidated net sales.

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

    The forms industry is divided into two major competitive segments.
One segment sells directly to end users, and is dominated by a few large manufacturers. The other segment, which the Company serves, distributes forms and other business products through a variety of resellers. The Company believes it is the largest forms company which serves this segment of the market. There are a number of competitors which operate in this segment ranging in size from single employee-owner operations to multi-plant organizations. The Company's strategic plant locations and buying power permit it to compete on a favorable basis within this segment of the market on the competitive factors of service, quality and price.

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


Patents, Trademarks, Licenses, Franchises and Concessions:
---------------------------------------------------------

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:
-------

    At February 29, 2000 the Company's backlog of business forms orders believed to be firm was approximately $6,663,000 as compared to approximately $6,810,000 at February 28, 1999. The backlog of orders for tools, dies and special machinery at February 29, 2000 was approximately $2,645,000 as compared to approximately $5,537,000 at February 28, 1999. The backlog of orders of promotional media at February 29, 2000 was approximately $9,340,000. Approximately $3,520,000 of the promotional media backlog is not expected to be filled in the fiscal year ending February 28, 2001.


Research and Development:
------------------------

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 29, 2000.


Environment:
-----------

    There have been no material effects on the Company arising from compliance with Federal, State, and local provisions or regulations relating to the protection of the environment.


Employees:
---------

    At February 29, 2000, the Company had approximately 1,790 employees, of whom approximately 504 were represented by three unions and under five separate contracts expiring at various times.


Item 2.	Properties.
-------------------

    The Company operates twenty-one manufacturing facilities located in twelve states as follows:

                                                            Square feet
                                                          of floor space
                                                 ----------------------------
                                                   Owned    Leased     Total

 Ennis, Texas          Manufacturing Facility
                       and Administrative Offices 334,418             334,418

 DeSoto, Texas         Executive and
                       Administrative Offices               13,577     13,577

 Chatham, Virginia     Manufacturing              127,956             127,956

 Paso Robles,
  California           Manufacturing               94,120              94,120

 Knoxville, Tennessee  Manufacturing               48,057              48,057

 Wolfe City, Texas     Two Manufacturing
                       Facilities                 119,259             119,259

 Portland, Oregon      Manufacturing                        47,000     47,000

 Fort Scott, Kansas    Manufacturing               86,660              86,660

 DeWitt, Iowa          Manufacturing               95,000              95,000

 Dallas, Texas         Manufacturing Facility
                       and Sales Office            82,400   23,976    106,376

 Louisville, Kentucky  Manufacturing               42,800              42,800

 Moultrie, Georgia     Manufacturing               25,000              25,000

 Coshocton, Ohio       Manufacturing               24,750              24,750

 Bell, California      Manufacturing                        19,286     19,286

 Macomb, Michigan      Manufacturing               56,350              56,350

 Houston, Texas        Manufacturing                        40,800     40,800

 San Antonio, Texas    Manufacturing               47,426              47,426

 Denver, Colorado      Four Manufacturing
                       Facilities                          176,800    176,800
                                                ---------  -------  ---------
                                                1,184,196  321,439  1,505,635



    All of the above properties are used for the production, warehousing and shipping of business forms and other business products except the owned Dallas, Texas plant, which is used for the production of tools, dies and special machinery, and the leased Dallas, Texas sales office and the Denver, Colorado plants, which are used in the design, production and distribution of promotional media.

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

    All of the rented property is held under leases with original terms of four or more years, expiring at various times from December 2000 through March 2005. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.	Legal Proceedings.
--------------------------

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

   	None.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2000.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 15, 2000) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.


    Keith S. Walters, Chairman of the Board, CEO and President, age 50, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

    Ronald M. Graham, Vice President Human Resources, age 52, was elected Vice President Human Resources in June 1998. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe (door div.) for 3 years as Corporate Director of Human Resources.

    Robert M. Halowec, Vice President Finance and Chief Financial Officer, age 45, was elected Vice President Finance and Chief Financial Officer in January 1999. Mr. Halowec was employed by the Company in January 1999 as Vice President Finance and Chief Financial Officer. Prior to joining the Company, Mr. Halowec was with Moore Corporation for 13 years, most recently as Financial Director of Moore's Cut Products Group in Nacogdoches, Texas.

    Harve Cathey, Secretary and Treasurer, age 61, was elected Secretary in October 1998 and Treasurer in July 1998. Mr. Cathey has been employed by the Company continuously since April 1969. Previously, Mr. Cathey served as
Vice President-Finance and Secretary (from September 1983 to September
1996) and Treasurer (from June 1978 to December 1992).

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.


                                 PART II
                                 -------

Item 5.	Market for the Registrant's Common Equity and Related Shareholder
Matters.
-------------------------------------------------------------------------

    The Company's common stock is traded on the New York Stock Exchange. The following table sets forth for the periods indicated: the high and low closing sales prices and the common stock trading volume as reported by the New York Stock Exchange and dividends declared by the Company.


                                                       Common
                                                    Stock Trading
                                                       Volume       Dividends
                                                       (number    per share of
                           Common Stock Price Range   of shares      Common
                                 High     Low       in thousands)     Stock

Fiscal Year Ended February 29, 2000
 First Quarter                 $9.0625  $7.8750         1,371         $0.155
 Second Quarter                 9.7500   8.3125         1,982          0.155
 Third Quarter                  9.5625   8.0000         1,495          0.155
 Fourth Quarter                 8.9375   7.2500           925          0.155

Fiscal Year Ended February 28, 1999
 First Quarter                $12.6250  $9.7500         2,217         $0.155
 Second Quarter                12.0000   9.9375         1,183          0.155
 Third Quarter                 10.8125   9.3125         1,069          0.155
 Fourth Quarter                10.8750   8.8750         1,244          0.155

    On April 17, 2000, the last sale price of the common stock was $7.2500 per share and the number of shareholders of record was 1,579.


Item 6.	Selected Financial Data.
--------------------------------

    The information required by this item is incorporated herein by reference to page 17 of the Company's 2000 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.
-----------------------------------------------------------------------

    The information required by this item is incorporated herein by reference to pages 18 through 19 of the Company's 2000 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


Item 7a. Quantitative and Qualitative Disclosure About Market Risk.
-------------------------------------------------------------------

    The information required by this item is incorporated by reference to page 19 of the Company's 2000 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 8.	Financial Statements and Supplementary Data.
----------------------------------------------------

    The information required by this item is incorporated herein by reference to pages 16 and 22 through 35 of the Company's 2000 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.
-----------------------------------------------------------------------

    Not applicable.


                                PART III
                                --------

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

    For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

    The information required by this item regarding Directors is incorporated by reference to pages 3 through 5 of the Company's Proxy Statement dated May 12, 2000.

Item 11. Executive Compensation.
--------------------------------

    The information required by this item is incorporated herein by reference to pages 7 through 11 of the Company's Proxy Statement dated May 12, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

    The information required by this item is incorporated herein by reference to pages 2 through 3 of the Company's Proxy Statement dated May 12, 2000.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

    The information required by this item is incorporated herein by reference to page 9 of the Company's Proxy Statement dated May 12, 2000.


                                PART IV
                                -------

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
-------------------------------------------------------------------------

         (a) 1. (a) 2. Financial Statements and Financial Statement Schedule. See accompnaying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page S-1).
             3. Exhibits
                (i) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, and June 16, 1988 incorporated herein by reference to
                Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
                (ii) Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrants Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
                (13) Portions of 2000 Annual Report to Shareholders.
                (21) Subsidiaries of Registrant.
                (23) Independent Auditors' Consent.
                (27) Financial Data Schedule (submitted for SEC use only).

            (b) Reports on Form 8-K:
                -------------------
	                 None


          UNDERTAKINGS WITH RESPECT TO REGISTRANT'S REGISTRATION
                 STATEMENT, FORM S-8, NUMBER 2-81124
          ------------------------------------------------------

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

                                (Registrant) ENNIS BUSINESS FORMS, INC.


Date: May 26, 2000              BY: /s/ Keith S. Walters
     --------------                ------------------------------------
                                   Keith S. Walters, Chairman of the Board,
                                   Chief Executive Officer and President


Date: May 26, 2000              BY: /s/ Robert M. Halowec
     --------------                ------------------------------------
                                   Robert M. Halowec
                                   Vice President - Finance and Chief
                                   Financial Officer


Date: May 26, 2000              BY: /s/ Harve Cathey
     --------------                ------------------------------------
                                   Harve Cathey
                                   Secretary and Treasurer, Principal
                                   Accounting Officer


    Pursuant to the requirements of the Securiteis Exchnage Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 26, 2000              BY: /s/ Keith S. Walters
     --------------                ------------------------------------
                                   Keith S. Walters, Director


Date: May 26, 2000              BY: /s/ Harold W. Hartley
     --------------                ------------------------------------
                                   Harold W. Hartley, Director


Date: May 26, 2000              BY: /s/ Robert L. Mitchell
     --------------                ------------------------------------
                                   Robert L. Mitchell, Director


Date: May 26, 2000              BY: /s/ Thomas R. Price
     --------------                ------------------------------------
                                   Thomas R. Price, Director


Date: May 26, 2000              BY: /s/ Joe R. Bouldin
     --------------                ------------------------------------
                                   Joe R. Bouldin, Director


                      INDEX TO FINANCIAL STATEMENTS
                    AND FINANCIAL STATEMENT SCHEDULE



    The following is a list of the financial statements and financial statement schedules which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 7 and 8 incorporating certain portions of the Company's 2000 Annual Report to Shareholders, such 2000 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.


                                                                     2000
                                                                    Annual
                                                          Form    Report to
                                                          10-K   Shareholders
                                                          ----   ------------
Consolidated financial statements of the Company:
  Independent auditors' report                                        16
  Consolidated balance sheets - February 28 or 29, 2000
    and 1999                                                          24
  Consolidated statements of earnings - years ended
    February 28 or 29, 2000, 1999 and 1998                            22
  Consolidated statements of cash flows - years ended
    February 28 or 29, 2000, 1999 and 1998                            23
  Notes to consolidated financial statements                       25 - 35

Independent auditors' report on financial statement
  schedule                                                 S-2
Financial Statement Schedule for three years ended
  February 28 or 29, 2000, 1999 and 1998
  II - Valuation and qualifying accounts                   S-3

    All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.


                                   S-1


                     INDEPENDENT AUDITORS' REPORT ON
                      FINANCIAL STATEMENT SCHEDULE
                     -------------------------------


The Board of Directors and Shareholders
Ennis Business Forms, Inc.:

Under date of April 13, 2000, we reported on the consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 29, 2000 which are included in the 2000 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index to financial statements and financial statement schedule on page S-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                      		KPMG LLP


Dallas, Texas
April 13, 2000


                                   S-2


                                                                  Schedule II

                ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

                    Three Years Ended February 29, 2000
                              (In thousands)

                                             Additions
                                         ----------------
                                         Charged
                              Balance at   to     Charged              Balance
                              beginning   oper-   to other             at end
   Description                 of year    ation   accounts Deductions  of year

Year ended February 29, 2000:
 Allowance for doubtful
   receivables                 $1,202      481     59  (1)   479 (2)    1,263
                                =====      ===     ==        ===        =====

Year ended February 28, 1999:
 Allowance for doubtful
   receivables                 $1,006      542     96  (1)   442 (2)    1,202
                                =====      ===     ==        ===        =====

Year ended February 28, 1998:
 Allowance for doubtful
   receivables                 $1,090      414     45  (1)   543 (2)    1,006
                                =====      ===     ==        ===        =====


Notes:
 (1) Principally collection of accounts previously charged off.
 (2) Charge-off of uncollectible receivables.


                                   S-3