Form 10-Q
period 2000-05-31
ENNIS BUSINESS FORMS INC
filed 2000-06-23
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              MAY 31, 2000
                 ----------------------------------------------------------


Commission File Number             1-5807
                      -----------------------------------------------------


                          ENNIS BUSINESS FORMS, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


             TEXAS                                          75-0256410
-------------------------------                       -------------------
(State or other Jurisdiction of                      (I. R. S. Employer
 incorporation or organization)                       Identification No.)

 1510 N. Hampton, Suite 300, DeSoto, TX                      75115
----------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)


                              (972) 228-7801
            ---------------------------------------------------
            Registrant's telephone number, including area code)


                                  No Change
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes  X   No
                                                              -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                               Outstanding at May 31, 2000
---------------------------------------         ---------------------------
Common stock, par value $2.50 per share                   16,191,806


                   ENNIS BUSINESS FORMS, INC.

                              INDEX



Part I.   Financial Information - unaudited

   Condensed Consolidated Balance Sheets --
     May 31, 2000 and February 29, 2000                    2

   Condensed Consolidated Statements of Earnings --
     Three Months Ended May 31, 2000 and 1999              3

   Condensed Consolidated Statements of Cash
     Flows --Three Months Ended May 31, 2000
     and 1999                                              4

   Notes to Condensed Consolidated Financial
     Statements                                        5 - 6

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        7 - 8


Part II.  Other Information                                9


                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                     May 31,  February 29,
                                                      2000        2000
                                                     -------   -----------
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                          $  5,273     2,037
  Investment securities                                 2,511     1,438
  Accounts receivable, net                             27,378    26,015
  Inventories                                          10,148     9,890
  Other current assets                                  3,670     3,925
                                                      -------   -------
          Total current assets                         48,980    43,305
                                                      -------   -------


Investment securities                                   6,493     7,565

Property, plant and equipment, net                     40,915    41,728

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                      8,514     8,680

Other assets and deferred charges                       1,401     1,656
                                                      -------   -------
          Total assets                               $106,303   102,934
                                                      =======   =======

                   Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
  Current installments of long-term debt             $    296       302
  Accounts payable                                      4,990     5,380
  Accrued expenses                                      7,288     4,843
                                                      -------   -------
          Total current liabilities                    12,574    10,525
                                                      -------   -------

Long-term debt, less current installments                 388       462

Deferred credits, principally Federal income taxes      3,730     3,680

Shareholders' equity:
  Preferred stock, at par value                            --        --
  Common stock, at par value                           53,125    53,125
  Additional paid in capital                            1,040     1,040
  Retained earnings                                   127,324   125,980
                                                      -------   -------
                                                      181,489   180,145
  Less:  Treasury stock                                91,878    91,878
                                                      -------   -------
          Total shareholders' equity                   89,611    88,267
                                                      -------   -------

          Total liabilities and shareholders' equity $106,303   102,934
                                                      =======   =======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                                      Three Months Ended
                                                           May 31,
                                                      ------------------

                                                       2000         1999
                                                       ----         ----

Net sales                                           $46,738        39,663
                                                     ------        ------

Costs and expenses:
  Cost of sales                                      32,051        27,675
  Selling, general and administrative expenses        8,549         7,022
                                                     ------        ------
                                                     40,600        34,697
                                                     ------        ------

Earnings from operations                              6,138         4,966

Investment and other income                              76           209
                                                     ------        ------

Earnings before income taxes                          6,214         5,175

Provision for income taxes                            2,360         1,941
                                                     ------        ------

Net earnings                                        $ 3,854         3,234
                                                     ======        ======

Weighted average number of common shares
 outstanding                                     16,191,808    16,253,462
                                                 ==========    ==========

Per share amounts:
  Net earnings per basic and diluted
    share of common stock                             $ .24           .20
                                                       ====          ====

  Cash dividends                                      $.155          .155
                                                       ====          ====


See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                      Three Months Ended
                                                            May 31,
                                                      ------------------

                                                       2000        1999
                                                       ----        ----

Cash flows from operating activities:
  Net earnings                                       $ 3,854       3,234
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     1,628       1,387
     Changes in operating assets and liabilities         612       2,001
     Other                                               340         536
                                                      ------      ------
       Net cash provided by operating activities       6,434       7,158
                                                      ------      ------

Cash flows from investing activities:
  Capital expenditures                                  (667)       (501)
  Other                                                   53          --
                                                      ------      ------
       Net cash used in investing activities            (614)       (501)
                                                      ------      ------

Cash flows from financing activities:
  Dividends declared                                  (2,510)     (2,519)
  Other                                                  (74)         (7)
                                                      ------      ------
       Net cash used in financing activities          (2,584)     (2,526)
                                                      ------      ------

Net change in cash and cash equivalents                3,236       4,131

Cash and cash equivalents at beginning of period       2,037      20,691
                                                      ------      ------

Cash and cash equivalents at end of period           $ 5,273      24,822
                                                      ======      ======


See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended May 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000, from which the accompanying condensed consolidated balance sheet at February 29, 2000 was derived.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of
   the interim financial information have been included.   The results of
   operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of May 31, 2000, the Company has reserved 1,060,000 shares of common stock under incentive stock option plans. Stock options are antidilutive for each period presented and, therefore, have been excluded from the earnings per share calculation.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                  May 31,     February 29,
                                   2000           2000
                                  -------     ------------

          Raw material           $ 5,738         $5,592
          Work-in-process          1,519          1,480
          Finished goods           2,891          2,818
                                  ------          -----
                                 $10,148         $9,890
                                  ======          =====

4. Comprehensive Income
   --------------------
   Comprehensive income and net income are substantially the same.

5. Segment Data
   ------------
   The Company is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it Notes). The Company previously reported Adams McClure and our Tool & Die company as separate segments. The current year's presentation includes Adams McClure as part of the Promotional Solutions Group and the Tool & Die company as part of the Forms Solutions Group. All prior year disclosures herein conform to the current year presentation. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months ended May 31, 2000 and 1999 were as follows (in thousands):

                          Forms      Promotional
                        Solutions     Solutions               Consolidated
                          Group         Group      Corporate     Totals
                        ---------    -----------   ---------  ------------

Three months ended May 31, 2000:
  Net sales              $28,299       $18,439     $    --      $ 46,738
  Depreciation and
     amortization            752           734         142         1,628
  Segment earnings before
     income tax            5,993         1,744      (1,523)        6,214
  Segment assets          57,602         3,251       5,450       106,303
  Capital expenditures       202            76         389           667

Three months ended May 31, 1999:
  Net sales              $28,710       $10,953      $   --       $39,663
  Depreciation and
     amortization            755           494         138         1,387
  Segment earnings before
     income tax            5,161         1,284      (1,270)        5,175
  Segment assets          70,226        23,746       3,059        97,031
  Capital expenditures       262            38         201           501

"Post-it" is a registered trademark of 3M.

6. Plant Relocation
   ----------------
   In April 2000, the Company decided to move its Louisville, Kentucky operations into its current Denver, Colorado facilities. It is estimated that 31 employees at the Louisville plant will be terminated, and the Denver facilities will need to hire 19 additional employees to cover the added work. The move is expected to be completed by August 31, 2000. The impact to the financial statements for the three months ended May 31, 2000 is immaterial.

7. Subsequent Events
   -----------------
   On June 6, 2000, the Company announced the completion of its acquisition of the outstanding stock of Northstar Computer Forms, Inc (Northstar) for approximately $42,700,000. The acquisition is being financed with $36,500,000 in bank loans with the balance being provided by internal cash resources.

   Northstar designs, manufactures and markets printed forms with an emphasis on machine-readable MICR (Magnetic Ink Character Recognition) printing. Northstar's two business concentrations are custom business/negotiable forms and internal bank forms.

   Northstar becomes a wholly owned subsidiary and will operate as the Financial Solutions Group within Ennis.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At May 31, 2000, the Company's financial position continues to be strong. Working capital increased from $32,780,000 at February 29, 2000 to $36,406,000 at May 31, 2000. The increase is due to cash provided by operating activities. The Company has $5,273,000 in cash and cash equivalents, $2,511,000 in short term investments, $6,493,000 in long term investments and $388,000 in long-term debt, less current installments. The Company's acquisition of Northstar Computer Forms, Inc. for approximately $42,700,000 will be financed with $36,500,000 in bank loans with the balance being provided by internal cash resources. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
     Net sales for the first quarter ended May 31, 2000 increased 17.8% from the corresponding period in the prior year. The increase in the first quarter was mainly attributable to revenue from the Company's newly acquired businesses. Gross profit margins increased from 30.2% in the first quarter ended May 31, 1999 to 31.4% in the first quarter ended May 31, 2000. The increase in gross margin is mainly the result of the Tool & Die company experiencing a positive gross margin, versus a negative gross margin for the first quarter ended May 31, 1999. In addition, margin improvement was attained by the remaining operating units in the Forms Solutions Group. Selling, general and administrative expenses for the first quarter ended May 31, 2000 increased 21.7% compared to the corresponding period in the prior year. This increase was mainly attributable to the acquisition of the American Forms and Adams McClure in November 1999. Investment and other income decreased in the first quarter ended May 31, 2000 from the same period in the prior year due to decreased amounts of funds available for investment. As a result, earnings before income taxes for the first quarter ended May 31, 2000 increased 20.1% from the corresponding period in the prior year. Basic and diluted earnings per share increased $0.04 for the first quarter ended May 31, 2000 from the corresponding period in the prior year. The per share earnings were based upon three months weighted average shares outstanding of 16,191,808 and 16,253,462 for the three months ended May 31, 2000 and May 31, 1999, respectively. The effective rate of the Federal and state income tax expense was 38.0% and 37.5% for the first quarter ended May 31, 2000 and May 31, 1999, respectively.

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

      FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44") in March 2000. Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination.


The Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

Forward looking statement
-------------------------
     Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of June 23, 2000.


                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Company held its Annual Meeting of Shareholders on June 15, 2000.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement and all such nominee's were elected.

     Directors elected were:

                  Nominees for Director    Votes Cast for      Votes Withheld
                  ---------------------    --------------      --------------
                  Robert L. Mitchell         14,161,174            464,303
                  Thomas R. Price            14,174,655            450,822
                  Ewell L. Tankersley        14,150,893            474,584

(c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

      (1) Selection of KPMG LLP as independent auditors of the Company for the fiscal year ending February 28, 2001.

               For                 14,235,745
               Against                340,003
               Abstain                 49,729
               Broker - non-votes        None

      (2) Authorization of the proxies to vote, in their discretion, upon such other business as may properly come before the meeting

               For                 11,774,011
               Against              2,000,282
               Abstain                851,183
               Broker - non-votes        None

Item 5.   Exhibits and Reports on Form 8-K
------------------------------------------

      (a)  Exhibit
           Exhibit No. (27) Financial Data Schedule

      (b)  Reports on Form 8-K
           None


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date June 23, 2000              /s/Robert M. Halowec
     -------------              -------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date June 23, 2000              /s/Harve Cathey
     -------------              -------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer