Form 10-Q
period 2000-08-31
ENNIS BUSINESS FORMS INC
filed 2000-09-26
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 2000
                 ------------------------------------------------------


Commission File Number             1-5807
                      -------------------------------------------------


                          ENNIS BUSINESS FORMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             TEXAS                                      75-0256410
-------------------------------                    -------------------
(State or other Jurisdiction of                    (I. R. S. Employer
 incorporation or organization)                    Identification No.)


      1510 N. Hampton, Suite 300, DeSoto, TX                 75115
     ----------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)


                                  (972) 228-7801
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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



                 Class                       Outstanding at August 31, 2000
---------------------------------------      ------------------------------
Common stock, par value $2.50 per share                16,253,410




                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information - unaudited

   Condensed Consolidated Balance Sheets --
     August 31, 2000 and February 29, 2000               2

   Condensed Consolidated Statements of Earnings --
     Three and Six Months Ended August 31, 2000
     and 1999                                            3

   Condensed Consolidated Statements of Cash
     Flows --Six Months Ended August 31, 2000
     and 1999                                            4

   Notes to Condensed Consolidated Financial
     Statements                                      5 - 8

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                     9 - 10


Part II.  Other Information                             11





                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                    August 31,   February 29,
                                                       2000         2000
                                                    ----------   ------------
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                          $  7,454       2,037
  Investment securities                                 3,590       1,438
  Accounts receivable, net                             32,177      26,015
  Inventories                                          13,647       9,890
  Other current assets                                  3,876       3,925
                                                      -------     -------
          Total current assets                         60,744      43,305
                                                      -------     -------

Investment securities                                   5,415       7,565

Property, plant and equipment, net                     60,897      41,728

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                     24,306       8,680

Other assets and deferred charges                       1,661       1,656
                                                      -------     -------

          Total assets                               $153,023     102,934
                                                      =======     =======

                   Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
  Current installments of long-term debt             $  5,093         302
  Accounts payable                                      6,786       5,380
  Accrued expenses                                      7,447       4,843
                                                      -------     -------
          Total current liabilities                    19,326      10,525
                                                      -------     -------

Long-term debt, less current installments              33,637         462

Deferred credits, principally Federal income taxes      9,013       3,680

Shareholders' equity:
  Preferred stock, at par value                            --          --
  Common stock, at par value                           53,125      53,125
  Additional paid in capital                            1,040       1,040
  Retained earnings                                   127,322     125,980
                                                      -------     -------
                                                      181,487     180,145
  Less:  Treasury stock                                90,440      91,878
                                                      -------     -------
          Total shareholders' equity                   91,047      88,267
                                                      -------     -------

          Total liabilities and shareholders' equity $153,023     102,934
                                                      =======     =======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                Three Months Ended         Six Months Ended
                                    August 31,                 August 31,
                                ------------------         ----------------
                                  2000       1999          2000         1999
                                  ----       ----          ----         ----

Net sales                       $55,131     38,160       $101,869      77,823
                                 ------     ------        -------      ------

Costs and expenses:
  Cost of sales                  37,998     25,752         70,049      53,427
  Selling, general and
    administrative expenses      10,344      7,703         18,893      14,725
                                 ------     ------        -------      ------

                                 48,342     33,455         88,942      68,152
                                 ------     ------        -------      ------

Earnings from operations          6,789      4,705         12,927       9,671

Investment and other income
  (expense)                        (507)     1,420           (431)      1,629
                                 ------     ------        -------      ------

Earnings before income taxes      6,282      6,125         12,496      11,300

Provision for income taxes        2,497      2,220          4,857       4,161
                                 ------     ------        -------      ------

Net earnings                    $ 3,785      3,905       $  7,639       7,139
                                 ======     ======        =======      ======

Weighted average number of
 common shares outstanding   16,251,223 16,253,436     16,225,760  16,253,447
                             ========== ==========     ==========  ==========

Per share amounts:
  Net earnings per basic and diluted
     share of common stock        $ .23        .24           $.47         .44
                                   ====        ===            ===         ===

  Cash dividends                  $.155       .155           $.31         .31
                                   ====       ====            ===         ===

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                      Six Months Ended
                                                           May 31,
                                                      ----------------
                                                     2000         1999
                                                     ----         ----

Cash flows from operating activities:
  Net earnings                                     $  7,639      7,139
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    4,312      3,384
     Impairment of long-lived assets                     --        611
     Changes in operating assets and liabilities     (2,787)        12
     Other                                              973        850
                                                    -------     ------

       Net cash provided by operating activities     10,137     11,996
                                                    -------     ------

Cash flows from investing activities:

  Acquisition of business, net of cash acquired     (34,199)        --
  Capital expenditures                               (1,720)    (1,441)
  Other                                                  43      1,962
                                                    -------     ------

       Net cash provided by (used in) investing
         activities                                 (35,876)       521
                                                    -------     ------

Cash flows from financing activities:
  Debt issued to finance Northstar acquisition       36,500         --
  Issue (purchase) of treasury shares                   173         (1)
  Dividends                                          (5,032)    (5,039)
  Other                                                (485)       317
                                                    -------     ------

       Net cash provided by (used in) financing
         activities                                  31,156     (4,723)
                                                    -------     ------

Net change in cash and cash equivalents               5,417      7,794

Cash and cash equivalents at beginning of period      2,037     20,691
                                                    -------     ------

Cash and cash equivalents at end of period         $  7,454     28,485
                                                    =======     ======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis") for the periods ended August 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000, from which the accompanying condensed consolidated balance sheet at February 29, 2000 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of August 31, 2000, the Company has reserved 1,060,000 shares of common stock under incentive stock option plans. For the periods ended August 31, 2000 and 1999, 151,625 and 191,150 options, respectively, were not included in the diluted earnings per share computation because their inclusion would be antidilutive.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                August 31,     February 29,
                                   2000            2000
                                ----------     ------------

          Raw material           $ 7,711          $5,592
          Work-in-process          1,524           1,480
          Finished goods           4,412           2,818
                                  ------           -----

                                 $13,647          $9,890
                                  ======           =====

4. Comprehensive Income
   --------------------
   Comprehensive income and net income are substantially the same.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it Notes). On June 6, 2000, the Company acquired Northstar Computer


   Forms, Inc. (Northstar) which became the Financial Solutions Group. In the comparative prior year periods, the Company reported the Tool & Die company as a separate segment. The current year's presentation includes the Tool & Die company as part of the Forms Solutions Group. All prior year disclosures herein conform to the current year presentation. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three and six months ended August 31, 2000 and 1999 were as follows (in thousands):

                          Forms   Promotional Financial
                        Solutions  Solutions  Solutions           Consolidated
                          Group      Group      Group   Corporate    Totals
                        --------- ----------- --------- --------- ------------

Three months ended August 31, 2000:
 Net sales               $28,437    $17,330    $ 9,364   $    --    $ 55,131
 Depreciation and
   amortization              793        726      1,042       123       2,684
 Segment earnings before
   income tax              5,973      1,729         15    (1,435)      6,282
 Segment assets           42,266     43,082     48,444    19,231     153,023
 Capital expenditures        203        278        340       232       1,053

Three months ended August 31, 1999:
 Net sales               $27,727    $10,433    $    --   $    --    $ 38,160
 Depreciation and
   amortization              772      1,103         --       122       1,997
 Segment earnings before
   income tax              5,016      1,071         --        38       6,125
 Segment assets           43,404     23,238         --    31,896      98,538
 Capital expenditures        200         25         --       715         940

Six months ended August 31, 2000:
 Net sales               $56,735    $35,770    $ 9,364   $    --    $101,869
 Depreciation and
   amortization            1,545      1,460      1,042       265       4,312
 Segment earnings before
   income tax             11,966      3,473         15    (2,958)     12,496
 Segment assets           42,266     43,082     48,444    19,231     153,023
 Capital expenditures        405        354        340       621       1,720

Six months ended August 31, 1999:
 Net sales               $56,437    $21,386    $    --   $    --    $ 77,823
 Depreciation and
   amortization            1,527      1,597         --       260       3,384
 Segment earnings before
   income tax             10,177      2,355         --    (1,232)     11,300
 Segment assets           43,404     23,238         --    31,896      98,538
 Capital expenditures        463         63         --       915       1,441

"Post-it" is a registered trademark of 3M.

6.  Plant Relocation
    ----------------
    In April 2000, the Company decided to move its Louisville, Kentucky operations into its current Denver, Colorado facilities in order to take advantage of synergies identified with our newly acquired business. It is estimated that 36 employees at the Louisville plant will be terminated, and the Denver facilities will need to hire 21 additional employees to cover the added work. The move is expected to be completed by September 30, 2000. The Company has incurred a $324,000 pre-tax charge related to the shut down of the Louisville plant for the six months ended August 31, 2000.

7.  Purchase of Northstar
    ---------------------
    On June 6, 2000, the Company completed its acquisition of the outstanding stock of Northstar for approximately $44,300,000. The acquisition was financed with $36,500,000 in bank loans with the balance being provided by internal cash resources. Northstar became a wholly owned subsidiary and operates as the Financial Solutions Group.

    Northstar designs, manufactures and markets printed forms with an emphasis on machine-readable MICR (Magnetic Ink Character Recognition) printing. Northstar's two business concentrations are custom business/negotiable forms and internal bank forms.

    The acquisition of Northstar was accounted for as a purchase; accordingly, the accompanying consolidated financial statements include the operations of Northstar since the date of acquisition. The following table presents certain information on a pro forma basis as though Northstar had been acquired as of March 1, 1999, after including the estimated impact of adjustments such as amortization of goodwill and depreciation, interest expense, interest income and related tax effects (in thousands, except per share amounts):

       For the Three Months Ended August 31,       2000       1999
       -------------------------------------       ----       ----

       Net sales                                  $55,131    $49,964
       Net earnings                                 3,785      3,895
       Earnings per share - basic and diluted        0.23       0.24

       For the Six Months Ended August 31,         2000       1999
       -----------------------------------         ----       ----

       Net sales                                 $112,928   $101,505
       Net earnings                                 7,700      7,076
       Earnings per share - basic and diluted        0.47       0.44

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.


8.  Long-Term Debt
    --------------
    Long-term debt consisted of the following at August 31, 2000 and February 29, 2000 (dollars in thousands):

                                      August 31,    February 29,
                                         2000           2000
                                    ------------    ------------
    Term loan                          $25,000          $ --
    Revolving loan                      11,500            --
    Industrial revenue bonds             1,340            --
    Other                                  890           764
                                        ------           ---
                                        38,730           764
    Less current maturities              5,093           302
                                        ------           ---
    Long-term debt                     $33,637          $462
                                        ======           ===

    The term loan is due in quarterly installments of $850,000 commencing on September 30, 2000 and continuing each quarter until the loan is payable in full on June 30, 2003. Interest payments are required quarterly at LIBOR plus one percent (7.76% as of August 31, 2000).

    The revolving loan is due in quarterly installments of $460,000 commencing on March 31, 2001 and continuing each quarter until the loan is payable in full on June 30, 2003. Interest payments are required monthly at LIBOR plus one percent (7.63% as of August 31, 2000).

    The industrial revenue bonds are obligations of Northstar and require annual principal repayments of $335,000 until fully paid in August 2004. Interest payments are required monthly at a variable rate based upon comparable tax-exempt issues.

    The Company utilizes swap agreements related to the term loan to effectively fix the interst rate as 6.89% for the $25,000,000 principal amount of the loan. The carrying value and the fair value of the swap at August 31, 2000 are substantially the same.

    The term loan and the revolving loan contain certain restrictive covenants, including restrictions on additional indebtedness, investments in or advances to others, acquisitions of other businesses, declaration and payment of dividends and repurchase of capital stock. The term loan and revolving loan are secured by all of the Company's assets including inventory and accounts receivable.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At August 31, 2000, the Company's financial position continues to be strong. Working capital increased from $32,780,000 at February 29, 2000 to $41,418,000 at August 31, 2000. The increase is due to cash provided by operating activities. The Company has $7,813,000 in cash and cash equivalents, $3,231,000 in short term investments, $5,415,000 in long term investments and $33,637,000 in long-term debt, less current installments. The Company's acquisition of Northstar for approximately $44,300,000 was financed with $36,500,000 in bank loans with the balance being provided by internal cash resources. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
      Net sales for the three months and six months ended August 31, 2000 increased 44.5% and 30.9% respectively from the corresponding periods in the prior year. The increases for the three and six months were mainly attributable to revenue from the Company's newly acquired businesses, Adams McClure LP and American Forms, Inc., both acquired in November 1999, and Northstar acquired in June 2000. The Forms Solutions Group showed modest growth in the three months ended August 31, 2000, and is essentially unchanged for the six months ended August 31, 2000 when compared to the corresponding period last year.

      Gross profit margins decreased from 32.5% in the three months ended August 31, 1999 to 31.1% in the three months ended August 31, 2000. Gross profit margins decreased from 31.3% in the six months ended August 31, 1999 to 31.2% in the six months ended August 31, 2000. The decrease in gross margin is attributable to the fact that our acquisitions, as reflected in the Promotional Solutions Group and the Financial Solutions Group, typically have lower gross profit margins than gross profit margins in the Forms Solutions Group.

      Selling, general and administrative expenses for the three and six months ended August 31, 2000 increased 34.3% and 28.3% respectively compared to the corresponding period in the prior year. This increase was mainly attributable to the acquisitions described above.

      Investment and other income (expense) decreased in the three and six months ended August 31, 2000 from the same periods in the prior year due to the increase in interest expense related to our loans for the Northstar acquisition.

      Earnings before income taxes for the three and six months ended August 31, 2000 increased 2.6% and 10.6% respectively from the corresponding periods in the prior year. Basic and diluted earnings per share decreased $0.01 and increased $0.03 respectively for the three and six months ended August 31, 2000 from the corresponding periods in the prior year. Excluding non-recurring events in the quarter and six months ended August 31, 1999 which contributed $0.02 per share, and the impact of the Louisville project which represented a $0.01 per share charge in the current year quarter and six months, basic and diluted earnings per share increased $0.02 and $0.06 in the current year quarter and six months periods compared to the prior year. The per share earnings were based upon three months and six months weighted average shares outstanding of 16,251,223 and 16,225,760, respectively, for the periods ended August 31, 2000 and weighted average shares outstanding of 16,253,436 and 16,253,447, respectively, for the periods ended August 31, 1999.


     The effective rate of Federal and state income tax expense was 39.7% and 36.2% for the three months ended August 31, 2000 and August 31, 1999, respectively, and 38.9% and 36.8% for the six months ended August 31, 2000 and August 31, 1999. The effective rate increased principally as a result of an increase in non-deductible expenses relating to the acquisitons.

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

       FASB   issued  Interpretation  No.  44,  "Accounting   for   Certain
Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" in March 2000. Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation became effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. It did not have a material impact on our financial statements.


Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of September 26, 2000.


                        PART II.  OTHER INFORMATION

Item 5.   Exhibits and Reports on Form 8-K
------------------------------------------

      (a)  Exhibit
           Exhibit No. (27) Financial Data Schedule

      (b)  Reports on Form 8-K

          A Current Report on Form 8-K dated June 6, 2000 was filed, under items 2 and 7 of the form, reporting the acquisition of Northstar Computer Forms, Inc. and included the Agreement and Plan of Merger, Amendment No. 1 to Agreement and Plan of Merger, Articles of Merger of Polaris Acquisition Corp into Northstar Computer Forms, Inc., Credit Agreement, Consent, Assumption and Amendment Agreement and Press Release.

          A Current Report on Form 8-K/A dated June 6, 2000 was filed, under item 7 of the form, reporting the financial statements and pro forma financial information with the consent of PriceWaterhouseCoopers LLP related to the Northstar Computer Forms, Inc. acquisition.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date September 26, 2000         /s/Robert M. Halowec
    --------------------        -----------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date September 26, 2000         /s/Harve Cathey
    --------------------        -----------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer


