Form 10-Q
period 2000-11-30
ENNIS BUSINESS FORMS INC
filed 2000-12-22
CIK 33002

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 2000
                 ---------------------------------------------------------


Commission File Number             1-5807
                      -----------------------------------------------------


                          ENNIS BUSINESS FORMS, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               TEXAS                                     75-0256410
---------------------------------------------------------------------------
    (State or other Jurisdiction of                  (I. R. S. Employer
     incorporation or organization)                  Identification No.)

      1510 N. Hampton, Suite 300, DeSoto, TX                 75115
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

                                                          Yes  X  No
                                                             -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                   Outstanding at November 30, 2000
---------------------------------------   --------------------------------
Common stock, par value $2.50 per share                16,270,765





                        ENNIS BUSINESS FORMS, INC.

                                   INDEX



Part I.   Financial Information - unaudited

   Condensed Consolidated Balance Sheets --
     November 30, 2000 and February 29, 2000                 2

   Condensed Consolidated Statements of Earnings --
     Three and Nine Months Ended November 30, 2000
     and 1999                                                3

   Condensed Consolidated Statements of Cash
     Flows -- Nine Months Ended November 30, 2000
     and 1999                                                4

   Notes to Condensed Consolidated Financial
     Statements                                          5 - 8

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                         9 - 10


Part II.  Other Information                                 11





                      PART I.  FINANCIAL INFORMATION

                        ENNIS BUSINESS FORMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)
                                                    November 30,  February 29,
                                                        2000          2000
                                                    ------------  ------------
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                           $ 10,163         2,037
  Investment securities                                  1,079         1,438
  Accounts receivable, net                              30,118        26,015
  Inventories                                           14,341         9,890
  Other current assets                                   3,152         3,925
                                                       -------       -------
          Total current assets                          58,853        43,305
                                                       -------       -------

Investment securities                                    2,433         7,565

Property, plant and equipment, net                      59,236        41,728

Cost of purchased businesses in excess of amounts
  allocated to tangible net assets                      23,889         8,680

Other assets and deferred charges                        1,335         1,656
                                                       -------       -------

          Total assets                                $145,746       102,934
                                                       =======       =======

                   Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
  Current installments of long-term debt              $  4,175           302
  Accounts payable                                       4,586         5,380
  Accrued expenses                                       8,037         4,843
                                                       -------       -------
          Total current liabilities                     16,798        10,525
                                                       -------       -------

Long-term debt, less current installments               27,481           462

Deferred credits, principally Federal income taxes       8,921         3,680

Shareholders' equity:
  Preferred stock, at par value                             --            --
  Common stock, at par value                            53,125        53,125
  Additional paid in capital                             1,040         1,040
  Retained earnings                                    128,823       125,980
                                                       -------       -------
                                                       182,988       180,145
  Less:  Treasury stock                                 90,442        91,878
                                                       -------       -------
          Total shareholders' equity                    92,546        88,267
                                                       -------       -------

          Total liabilities and shareholders' equity  $145,746       102,934
                                                       =======       =======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     November 30,             November 30,
                                  ------------------       -----------------
                                   2000        1999        2000         1999
                                   ----        ----        ----         ----

Net sales                        $57,688      41,173     $159,557     118,996
                                  ------      ------      -------     -------

Costs and expenses:
  Cost of sales                   40,246      27,561      110,295      80,988
  Selling, general and
    administrative expenses       10,927       7,472       29,820      22,197
                                  ------      ------      -------     -------

                                  51,173      35,033      140,115     103,185
                                  ------      ------      -------     -------

Earnings from operations           6,515       6,140       19,442      15,811

Other income (expense):
  Interest expense                  (773)        (13)      (1,477)        (38)
  Investment and other income        723         213          996       1,867
                                  ------      ------      -------     -------

                                     (50)        200         (481)      1,829
                                  ------      ------      -------     -------

Earnings before income taxes       6,465       6,340       18,961      17,640

Provision for income taxes         2,442       2,380        7,299       6,541
                                  ------      ------      -------     -------

Net earnings                     $ 4,023       3,960     $ 11,662      11,099
                                  ======      ======      =======     =======

Weighted average number of common
 shares outstanding           16,270,876  16,287,986   16,239,279  16,267,266
                              ==========  ==========   ==========  ==========

Per share amounts:
  Net earnings per basic and diluted
     share of common stock         $ .25         .24        $ .72         .68
                                    ====        ====         ====        ====

  Cash dividends                   $.155        .155        $.465        .465
                                    ====        ====         ====        ====


See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)


                                                            Nine Months Ended
                                                               November 30,
                                                            -----------------
                                                             2000       1999
                                                             ----       ----

Cash flows from operating activities:
  Net earnings                                              $11,662    11,099
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            7,051     4,870
     Gain on sale of property, plant and equipment             (706)   (1,192)
     Impairment of long-lived assets                             --       611
     Changes in operating assets and liabilities             (1,978)    1,234
     Other                                                      885       (77)
                                                             ------    ------
       Net cash provided by operating activities             16,914    16,545
                                                             ------    ------

Cash flows from investing activities:

  Acquisition of business, net of cash acquired             (34,214)  (16,820)
  Capital expenditures                                       (2,568)   (2,063)
  Redemption (purchase) of investments                        5,493    (8,641)
  Other                                                         945     1,963
                                                             ------    ------
       Net cash used in investing activities                (30,344)  (25,561)
                                                             ------    ------

Cash flows from financing activities:
  Debt issued to finance Northstar acquisition               36,500        --
  Repayment of debt issued to finance Northstar acquisition  (7,000)       --
  Issue (purchase) of treasury shares                           171        (1)
  Dividends                                                  (7,554)   (7,558)
  Other                                                        (561)      287
                                                             ------    ------
       Net cash provided by (used in) financing activities   21,556    (7,272)
                                                             ------    ------

Net change in cash and cash equivalents                       8,126   (16,288)

Cash and cash equivalents at beginning of period              2,037    20,691
                                                             ------    ------

Cash and cash equivalents at end of period                  $10,163     4,403
                                                             ======    ======

See accompanying notes to condensed consolidated financial statements.


                        ENNIS BUSINESS FORMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis") for the periods ended November 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000, from which the accompanying condensed consolidated balance sheet at February 29, 2000 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of November 30, 2000, the Company has reserved 1,060,000 shares of common stock under incentive stock option plans. For the three and nine month periods ended November 30, 2000 and 1999, 197,375 and 194,775 options, respectively, were not included in the diluted earnings per share computation because their inclusion would be antidilutive.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                November 30,       February 29,
                                    2000               2000
                                ------------       ------------

          Raw material            $ 8,103             $5,592
          Work-in-process           1,602              1,480
          Finished goods            4,636              2,818
                                   ------              -----
                                  $14,341             $9,890
                                   ======              =====

4. Comprehensive Income
   --------------------
   Comprehensive income and net income are substantially the same.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe


   City (flexographic printing, advertising specialties and Post-it Notes). On June 6, 2000, the Company acquired Northstar Computer Forms, Inc. (Northstar) which became the Financial Solutions Group. In the comparative prior year periods, the Company reported the Tool & Die company as a separate segment. The current year's presentation includes the Tool & Die company as part of the Forms Solutions Group. All prior year disclosures herein conform to the current year presentation. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three and nine months ended November 30, 2000 and 1999 were as follows (in thousands):

                          Forms   Promotional Financial
                        Solutions  Solutions  Solutions           Consolidated
                          Group      Group      Group   Corporate    Totals
                        --------- ----------- --------- --------- ------------

Three months ended November 30, 2000:
 Net sales               $28,092    $17,294    $12,302   $    --    $ 57,688
 Depreciation and
  amortization               684        716      1,207       132       2,739
 Segment earnings before
  income tax               5,623      1,831        398    (1,387)      6,465
 Segment assets           39,894     41,458     47,685    16,709     145,746
 Capital expenditures        363         64         14       407         848

Three months ended November 30, 1999:
 Net sales               $27,655    $13,518    $    --   $    --    $ 41,173
 Depreciation and
  amortization               869        483         --       134       1,486
 Segment earnings before
  income tax               5,815      1,921         --    (1,396)      6,340
 Segment assets           41,719     40,628         --    18,940     101,287
 Capital expenditures        118         37         --       467         622

Nine months ended November 30, 2000:
 Net sales               $84,827    $53,063    $21,667   $    --    $159,557
 Depreciation and
  amortization             2,229      2,176      2,249       397       7,051
 Segment earnings before
  income tax              17,589      5,304        413    (4,345)     18,961
 Segment assets           39,894     41,458     47,685    16,709     145,746
 Capital expenditures        767        419        354     1,028       2,568

Nine months ended November 30, 1999:
 Net sales               $84,092    $34,904    $    --   $    --    $118,996
 Depreciation and
  amortization             2,395       2,081        --       394       4,870
 Segment earnings before
  income tax              15,992       4,276        --    (2,628)     17,640
 Segment assets           41,719      40,628        --    18,940     101,287
 Capital expenditures        581         100        --     1,382       2,063

"Post-it" is a registered trademark of 3M.



6. Plant Relocation
   ----------------
   In April 2000, the Company decided to move its Louisville, Kentucky operations into its current Denver, Colorado facilities in order to take advantage of synergies identified with our newly acquired business. Thirty-seven employees at the Louisville plant have been terminated, and the Denver facilities have hired twenty-one additional employees to cover the added work. The move was completed in the quarter ended November


   30, 2000. The Company has incurred a $652,000 pre-tax charge related to the shut down of the Louisville plant for the nine months ended November 30, 2000. In the quarter ending November 30, 2000, we sold our Louisville facility for a pre-tax gain of $661,000.

7. Purchase of Northstar
   ---------------------
   On June 6, 2000, the Company completed its acquisition of the outstanding stock of Northstar for approximately $44,200,000. The acquisition was financed with $36,500,000 in bank loans with the balance being provided by internal cash resources. Northstar became a wholly owned subsidiary and operates as the Financial Solutions Group.

   Northstar designs, manufactures and markets printed forms with an emphasis on machine-readable MICR (Magnetic Ink Character Recognition) printing. Northstar's two business concentrations are custom business/negotiable forms and internal bank forms.

   The acquisition of Northstar was accounted for by the purchase method and the Company recognized the excess of amounts allocated to net identifiable assets of approximately $15,700,000 which is being amortized over a period of 15 years. The accompanying consolidated financial statements include the operations of Northstar since the date of acquisition. The following table presents certain operating information on a pro forma basis as though Northstar had been acquired as of March 1, 1999, after including the estimated impact of adjustments such as amortization of goodwill and depreciation, interest expense, reduced interest income and related tax effects (in thousands, except per share amounts):

     For the Three Months Ended November 30,     2000         1999
     ---------------------------------------     ----         ----

     Net sales                                  $57,688      $53,186
     Net earnings                                 4,023        3,751
     Earnings per share - basic and diluted        0.25         0.23

     For the Nine Months Ended November 30,      2000         1999
     --------------------------------------      ----         ----

     Net sales                                 $170,616     $154,691
     Net earnings                                11,795       10,827
     Earnings per share - basic and diluted        0.73         0.67

   The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.


8. Long-Term Debt
   --------------
   Long-term debt consisted of the following at November 30, 2000 and February 29, 2000 (dollars in thousands):

                                    November 30,   February 29,
                                        2000           2000
                                    ------------   ------------
   Term loan                          $21,000          $ --
   Revolving credit facility            8,500            --
   Industrial revenue bonds             1,340            --
   Other                                  816           764
                                       ------           ---
                                       31,656           764
   Less current installments            4,175           302
                                       ------           ---
   Long-term debt                     $27,481          $462
                                       ======           ===

   The term loan is due in quarterly installments of $850,000 commencing on September 30, 2000 and continuing each quarter until the loan is payable in full on June 30, 2003. Interest payments are required monthly at LIBOR plus one percent (7.62% as of November 30, 2000).

   The availability under the revolving credit facility is reduced by $460,000 commencing on March 31, 2001 and continuing each quarter until the loan matures on June 30, 2003, at which time all amounts outstanding are payable in full. Interest payments are required monthly at LIBOR plus one percent (7.62% as of November 30, 2000). Availability under the revolving credit facility at November 30, 2000 is $3,000,000.

   The industrial revenue bonds are obligations of Northstar and require annual principal repayments of $335,000 until fully paid in August 2004. Interest payments are required monthly at a variable rate based upon comparable tax-exempt issues.

   The Company utilizes swap agreements related to the term loan to effectively fix the interest rate at 6.89% for $25,000,000 of the principal amount of the loan. The fair value of the swap at November 30, 2000 is not material.

   The term loan and the revolving credit facility contain certain restrictive covenants, including restrictions on additional indebtedness, investments in or advances to others, acquisitions of other businesses, declaration and payment of dividends and repurchase of capital stock.
   The term loan and revolving credit facility are unsecured.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At November 30, 2000, the Company's financial position continues to be strong. Working capital increased from $32,780,000 at February 29, 2000 to $42,055,000 at November 30, 2000. The increase is due to cash provided by operating activities. The Company has $10,163,000 in cash and cash equivalents, $1,079,000 in short term investments, $2,433,000 in long term investments and $27,481,000 in long-term debt, less current installments. The Company's acquisition of Northstar for approximately $44,200,000 was financed with $36,500,000 in bank loans with the balance being provided by internal cash resources. The Company made a scheduled payment of $850,000 and pre-paid $6,150,000 of the debt financing during the quarter ended November 30, 2000. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
     Net sales for the three months and nine months ended November 30, 2000 increased 40.1% and 34.1% respectively from the corresponding periods in the prior year. The increases for the three and nine months were mainly attributable to revenue from the Company's newly acquired businesses, Adams McClure LP and American Forms, Inc., both acquired in November 1999, and Northstar acquired in June 2000.

     Gross profit margins decreased from 33.1% in the three months ended November 30, 1999 to 30.2% in the three months ended November 30, 2000. Gross profit margins decreased from 31.9% in the nine months ended November 30, 1999 to 30.9% in the nine months ended November 30, 2000. The decrease in gross margin is attributable to the fact that our acquisitions, as reflected in the Promotional Solutions Group and the Financial Solutions Group, typically have lower gross profit margins than gross profit margins in the Forms Solutions Group.

     Selling, general and administrative expenses for the three and nine months ended November 30, 2000 increased 46.2% and 34.3% respectively compared to the corresponding period in the prior year. This increase was mainly attributable to the acquisitions described above.

     Other income (expense) decreased in the three and nine months ended November 30, 2000 from the same periods in the prior year due to the increase in interest expense related to our loans for the Northstar acquisition.

     Earnings before income taxes increased 2.0% and 7.5% for the three and nine months ended November 30, 2000 from the corresponding periods in the prior year. Basic and diluted earnings per share increased $0.01 and $0.04 respectively for the three and nine months ended November 30, 2000 from the corresponding periods in the prior year. The per share earnings were based upon three months and nine months weighted average shares outstanding of 16,270,876 and 16,239,279, respectively, for the periods ended November 30, 2000 and weighted average shares outstanding of 16,287,986 and 16,267,266, respectively, for the periods ended November 30, 1999.

     The effective rate of Federal and state income tax expense was 37.8% and 37.5% for the three months ended November 30, 2000 and November 30, 1999, respectively, and 38.5% and 37.1% for the nine months ended November


30, 2000 and November 30, 1999. The effective rate increased principally as a result of an increase in non-deductible expenses relating to the acquisitions.

Accounting Standards
--------------------
       Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement will be effective for the Company beginning March 1, 2001. The adoption of SFAS No. 133 is not expected to have a material impact on our financial statements.




Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of December 22, 2000.


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


                                ENNIS BUSINESS FORMS, INC.


Date December 22, 2000          /s/Robert M. Halowec
     -----------------          -------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date December 22, 2000          /s/Harve Cathey
     -----------------          -------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer


