Form 10-K405
period 2001-02-28
ENNIS BUSINESS FORMS INC
filed 2001-05-25
CIK 33002

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                ---------------------------------

                            FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended February 28, 2001
                               OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

                 Commission file number  1-5807

                         ENNIS BUSINESS FORMS, INC.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            TEXAS                               75-0256410
--------------------------------           ----------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)             Identification No.)

 1510 N. Hampton,  Suite 300, DeSoto, TX             75115
----------------------------------------       ------------------
(Address of principal executive offices)           Zip Code

Registrant's telephone number, including area code  (972)228-7801
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                        Number of Shares
                         Outstanding on    Name of each exchange
Title of each class     April 16, 2001     on which registered
-------------------     ----------------  -----------------------

Common Stock, par value    16,270,765     New York Stock Exchange
   $2.50 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                   [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 16, 2001 (15,400,234 shares) was $123,047,870.

Documents Incorporated by Reference:
Portions of 2001 Annual Report to Shareholders - Incorporated in
Parts I & II
Portions of Proxy Statement dated May 21, 2001 - Incorporated in
Part III

               SECURITIES AND EXCHANGE COMMISSION

                            FORM 10-K

                             PART I
                             ------


Item 1.   Business.
-------   ---------

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Ennis Business Forms, Inc. and its subsidiaries (collectively "Ennis" or the "Company") operates in three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products. The Promotional Solutions Group is primarily in the business of design, production and distribution of printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it
(registered trademark) Notes.   The Financial Solutions Group
designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and
custom products.   Additional information concerning the segments
is incorporated herein by reference to page 33 of the Company's 2001 Annual Report to Shareholders which is attached as Exhibit
(13) hereto.

    Approximately 95% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates twenty-nine manufacturing locations in twelve strategically located states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. For the year ended February 28, 2001 the sale of business products represents approximately 86% of consolidated net sales.

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

    Raw materials principally consist of a wide variety of weights, widths, colors, sizes and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices.

    Business form usage is generally not seasonal. General economic conditions are the predominant factor in quarterly volume fluctuations.

Patents, Trademarks, Licenses, Franchises and Concessions:
----------------------------------------------------------

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:
--------

    At February 28, 2001 the Company's backlog of business forms orders believed to be firm was approximately $4,952,000 as compared to approximately $6,663,000 at February 29, 2000. The backlog of orders for tools, dies and special machinery at February 28, 2001 was approximately $1,896,232 as compared to approximately $2,645,000 at February 29, 2000. The backlog of orders of promotional media at February 28, 2001 was approximately $9,257,065 as compared to approximately $9,340,000 at February 29, 2000. The backlog of financial forms at February 28, 2001 was approximately $2,500,000. Approximately $2,000,000 of the promotional media backlog is not expected to be filled in the fiscal year ending February 28, 2002.


Research and Development:
-------------------------

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2001.


Environment:
------------

    There have been no material effects on the Company arising from compliance with Federal, State or local provisions or regulations relating to the protection of the environment.


Employees:
----------

    At February 28, 2001, the Company had approximately 2,181 employees, of whom approximately 502 were represented by three unions and under five separate contracts expiring at various times.

Item 2.   Properties.
-------   -----------
    The Company operates twenty-nine manufacturing facilities located in twelve states as follows:
                                     Approximate Square feet of
                                             floor space
   Location                           Owned    Leased     Total
   --------                          ------   -------     -----

                      Forms Solutions Group
                     ----------------------
Ennis, Texas    Three
                Manufacturing
                Facilities            325,118        -    325,118
Chatham,        Manufacturing
Virginia                              127,956        -    127,956
Paso Robles,    Manufacturing
California                             94,120        -     94,120
Knoxville,      Manufacturing
Tennessee                              48,057        -     48,057
Portland,       Manufacturing
Oregon                                      -   47,000     47,000
Fort Scott,     Manufacturing
Kansas                                 86,660        -     86,660
DeWitt, Iowa    Two Manufacturing
                Facilities             95,000        -     95,000
Dallas, Texas   Manufacturing          82,400        -     82,400
Moultrie,       Manufacturing
Georgia                                25,000        -     25,000
Coshocton, Ohio Manufacturing          24,750        -     24,750
Houston, Texas  Manufacturing               -   40,800     40,800
San Antonio,    Manufacturing
Texas                                  47,426        -     47,426
                                      -------  -------  ---------
                                      956,487   87,800  1,044,287
                                      =======  =======  =========

                   Promotional Solutions Group
                   ---------------------------
Wolfe City,     Two Manufacturing
Texas           Facilities            119,259        -    119,259
Macomb,         Manufacturing
Michigan                               56,350        -     56,350
Bell,           Manufacturing
California                                  -   19,286     19,286
Denver,         Four Manufacturing
Colorado        Facilities and
                Warehouse                   -  186,528    186,528
Dallas, Texas   Manufacturing               -   23,976     23,976
                                      -------  -------  ---------
                                      175,609  229,790    405,399
                                      =======  =======  =========

                    Financial Solutions Group
                    -------------------------
Brooklyn Park,  Manufacturing
Minnesota                              94,800        -     94,800
Roseville,      Manufacturing
Minnesota                                   -   42,500     42,500
Arden Hills,    Warehouse
Minnesota                                   -   23,684     23,684
Nevada, Iowa    Manufacturing          48,500        -     48,500
Bridgewater,    Manufacturing
Virginia                                    -   27,000     27,000
Golden,         Manufacturing
Colorado                                    -   23,000     23,000
                                      -------  -------  ---------
                                      143,300  116,184    259,484
                                      =======  =======  =========

                     Administrative Offices
                     ----------------------
DeSoto, Texas   Executive and
                Administrative
                Offices                     -   13,577     13,577
Ennis, Texas    Administrative
                Offices                 9,300        -      9,300
                                      -------  -------  ---------
                                        9,300   13,577     22,877
                                      =======  =======  =========

     All of the Forms Solutions Group properties are used for the production, warehousing and shipping of business forms and other business products except the Dallas, Texas plant, which is used for the production of tools, dies and special machinery. The Promotional Solutions Group properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it (registered trademark) Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Bell, California); and printed and electronic promotional media (Denver, Colorado). All of the Financial Solutions Group properties are used for the production of warehousing and shipping of forms.

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

    All of the rented property is held under leases with original terms of two or more years, expiring at various times from May
2001 through December 2005. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.   Legal Proceedings.
-------   ------------------

    There are no material pending legal proceedings or litigation pending or threatened to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

    None.


              EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual
Meeting of Shareholders to be held on June 21, 2001.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 21, 2001) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

     Keith S. Walters, Chairman of the Board, CEO and President, age 51, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

     Ronald M. Graham, Vice President Human Resources, age 53, was elected Vice President Human Resources in June 1998. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe (door div.) for 3 years as Corporate Director of Human Resources.

     Robert M. Halowec, Vice President Finance and Chief Financial Officer, age 46, was elected Vice President Finance and Chief Financial Officer in January 1999. Mr. Halowec was employed by the Company in January 1999 as Vice President Finance and Chief Financial Officer. Prior to joining the Company, Mr. Halowec was with Moore Corporation for 13 years, most recently as Financial Director of Moore's Cut Products Group in Nacogdoches, Texas.

     Harve Cathey, Secretary and Treasurer, age 62, was elected Secretary in October 1998 and Treasurer in July 1998. Mr. Cathey has been employed by the Company continuously since April 1969. Previously, Mr. Cathey served as Vice President-Finance and Secretary (from September 1983 to September 1996) and Treasurer (from June 1978 to December 1992).

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.

                             PART II
                             -------

Item 5.   Market for the Registrant's Common Equity and Related
-------   -----------------------------------------------------
          Shareholder Matters.
          --------------------

    The Company's common stock is traded on the New York Stock
Exchange. The following table sets forth for the periods indicated: the high and low closing sales prices and the common stock trading volume as reported by the New York Stock Exchange and dividends declared by the Company.


                                             Common
                                             Stock
                                            Trading
                         Common Stock        Volume    Dividends
                          Price Range      (number of  per share
                          -----------      shares in   of Common
                        High       Low     Thousands)    Stock
                        ----       ----    ----------    -----
Fiscal Year Ended February 28, 2001
   First Quarter      $8.2500    $6.6875       1,284    $0.155
   Second Quarter      8.5000     6.7500       1,461     0.155
   Third Quarter       8.0000     6.5625       1,225     0.155
   Fourth Quarter      8.4500     7.0000       1,496     0.155

Fiscal Year Ended February 29, 2000
   First Quarter      $9.0625    $7.8750       1,371    $0.155
   Second Quarter      9.7500     8.3125       1,982     0.155
   Third Quarter       9.5625     8.0000       1,495     0.155
   Fourth Quarter      8.9375     7.2500         925     0.155

    On April 16, 2001, the last sale price of the common stock was $7.99 per share and the number of shareholders of record was 1,507.

Item 6.   Selected Financial Data.
-------   ------------------------

     The information required by this item is incorporated herein by reference to page 14 of the Company's 2001 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations.
------------------------------------

     The information required by this item is incorporated herein by reference to pages 15 through 17 of the Company's 2001 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 7a.  Quantitative and Qualitative Disclosure About Market
--------  ----------------------------------------------------
Risk.
-----

    The information required by this item is incorporated by reference to pages 16 through 17 of the Company's 2001 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

     The information required by this item is incorporated herein by reference to pages 20 through 35 of the Company's 2001 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 9.   Changes in and Disagreements with Accountants on
-------   ------------------------------------------------
Accounting and Financial Disclosure.
------------------------------------

     Not applicable.

                            PART III
                            --------


Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

     For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information required by this item regarding Directors is incorporated by reference to pages 3 through 7 of the Company's
Proxy Statement dated May 21, 2001.

Item 11.  Executive Compensation.
--------  -----------------------

     The information required by this item is incorporated herein by reference to pages 6 through 13 of the Company's Proxy
Statement dated May 21, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
Management.
-----------

     The information required by this item is incorporated herein by reference to pages 2 through 3 of the Company's Proxy
Statement dated May 21, 2001.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     There were no significant transactions between the Company and any directors or officers during the past fiscal year.

                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
--------  ------------------------------------------------------
          Form 8-K.
          ---------

           (a)  1.   (a) 2.  Financial Statements and Financial
           Statement Schedule.
                See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report
           (page S-1).
        3. Exhibits.
                (i)  Restated Articles of Incorporation as
           amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and
           June 16, 1988 incorporated herein by reference to
           Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
           (ii) Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrants Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
           (13) Portions of 2001 Annual Report to Shareholders.
               (21) Subsidiaries of Registrant.
               (23) Independent Auditors' Consent.

      (b) Reports on Form 8-K:

          The Company filed a report on Form 8-K on June 19, 2000 (as amended by an Amendment on Form 8-K/A filed on August 9, 2000) regarding the acquisition of Northstar Computer Forms, Inc. pursuant to Item 2 and 7 of such Form.

       UNDERTAKINGS WITH RESPECT TO REGISTRANT'S
           REGISTRATION STATEMENTS, FORM S-8
  (NUMBERS:  2-81124, 333-58963, 333-44624, 333-38100)

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

                                (Registrant) ENNIS BUSINESS
FORMS, INC.

Date:         May 25, 2001       BY: /s/ Keith S. Walters
                                 -----------------------------
                                 Keith S. Walters, Chairman of
                                 the Board, Chief Executive
                                 Officer and President


Date:         May 25, 2001       BY: /s/ Robert M. Halowec
                                 -----------------------------
                                 Robert M. Halowec
                                 Vice President - Finance and
                                 Chief Financial Officer


Date:         May 25, 2001       BY: /s/ Harve Cathey
                                 -----------------------------
                                 Harve Cathey
                                 Secretary and Treasurer,
                                 Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:         May 25, 2001       BY: /s/ Keith S. Walters
                                  ------------------------------
                                  Keith S. Walters, Director


Date:         May 25, 2001       BY: /s/ Harold W. Hartley
                                 ------------------------------
                                 Harold W. Hartley, Director


Date:         May 25, 2001       BY: /s/ Robert L. Mitchell
                                 ------------------------------
                                 Robert L. Mitchell, Director


Date:         May 25, 2001       BY: /s/ Thomas R. Price
                                 ------------------------------
                                 Thomas R. Price, Director


Date:         May 25, 2001       BY: /s/ Kenneth G. Pritchett
                                 ------------------------------
                                 Kenneth G. Pritchett, Director

                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE



     The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 2001 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 6, 7 and 8 incorporating certain portions of the Company's 2001 Annual Report to Shareholders, such 2001 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.


                                                          2001
                                                         Annual
                                                       Report to
                                                Form     Share-
                                                10-K    holders
                                               -----    -------
  Consolidated Financial Statements of the Company:
  Consolidated Balance Sheets - February 28
     or 29, 2001 and 2000                                  22
  Consolidated Statements of Earnings -
     years ended February 28 or 29, 2001,
     2000 and 1999                                         20
  Consolidated Statements of Cash Flows -
     years ended February 28 or 29, 2001,
     2000 and 1999                                         21
  Notes to Consolidated Financial Statements             23 - 34
  Independent Auditors' Report                             35

Independent Auditors' Report on Financial
  Statement Schedule                            S-2
Financial Statement Schedule for three years
  ended February 28 or 29, 2001, 2000 and 1999
  II - Valuation and qualifying accounts        S-3

  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.

                 INDEPENDENT AUDITORS' REPORT ON
                  FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders
Ennis Business Forms, Inc.:

Under date of April 12, 2001, we reported on the consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended February 28, 2001 which are included in the 2001 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001.
In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index to financial statements and financial statement schedule on page S-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   /s/ KPMG LLP


Dallas, Texas
April 12, 2001

                           Schedule II

           ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three Years Ended February 28, 2001
                         (In thousands)

                                           Additions
                         Balance at    Charged      Charged                Balance
                         beginning        to        to other               at end
   Description            of year     operations    accounts   Deductions  of year
Year ended February 28, 2001:
 Allowance for
 doubtful receivables      $1,263         901         241(1)     921(3)      1,484
                           ======         ===         =====      =====       =====

Year ended February 29, 2000:
 Allowance for
 doubtful receivables      $1,202         481          59(2)     479(3)      1,263
                           ======         ===         =====      =====       =====

Year ended February 28, 1999:
 Allowance for
 doubtful receivables      $1,006         542          96(2)     442(3)      1,202
                           ======         ===          ====      =====       =====





Notes:
  (1) Principally Allowance from Acquisition of Northstar
Computer Forms, Inc.
  (2) Principally collection of accounts previously charged off.
  (3) Charge-off of uncollectible receivables.