Form 10-Q
period 2001-05-31
ENNIS BUSINESS FORMS INC
filed 2001-06-29
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              MAY 31, 2001
                 ------------------------------------------------


Commission File Number             1-5807
                      -------------------------------------------


                   ENNIS BUSINESS FORMS, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          TEXAS                               75-0256410
-----------------------------------------------------------------
  (State or other Jurisdiction of          (I. R. S. Employer
   incorporation or organization)          Identification No.)

   1510 N. Hampton, Suite 300, DeSoto, TX            75115
-----------------------------------------------------------------
 (Address of principal executive offices)          (Zip Code)


                         (972) 228-7801
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


                            No Change
-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X     No
                                                ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                        Outstanding at May 31, 2001
-----------------------------      ------------------------------
  Common stock, par value                     16,270,748
   $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


      Part I.   Financial information - unaudited

         Condensed Consolidated Balance Sheets --
            May 31, 2001 and February 28, 2001          2 - 3

         Condensed Consolidated Statements of
            Earnings --  Three Months Ended
            May 31, 2001 and 2000                         4

         Condensed Consolidated Statements of Cash
            Flows -- Three Months Ended May 31,
            2001 and 2000                                 5

         Notes to Condensed Consolidated Financial
            Statements                                  6 - 8

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                 9 - 10


      Part II. Other Information                       11 - 12

      Signatures                                         13

                 PART I.  FINANCIAL INFORMATION

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)
                           (Unaudited)


                                               May 31,   February 28,
                                                2001         2001
                                                ----         ----

                            Assets
                           -------
      Current assets:
        Cash and cash equivalents             $ 11,403     $  8,964
        Investment securities                    1,694          980
        Accounts receivable, net                31,280       29,957
        Inventories                             11,529       13,088
        Other current assets                     4,277        5,274
                                              --------     --------
                 Total current assets           60,183       58,263
                                              --------     --------

      Investment securities                      1,084        2,170

      Property, plant and equipment, net        56,140       57,781

      Cost of purchased businesses in
        excess of amounts allocated to
        tangible net assets                     23,220       23,615

      Other assets and deferred charges            786        1,025
                                              --------     --------

                 Total assets                 $141,413     $142,854
                                              ========     ========















                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)
                           (Unaudited)


                                               May 31,   February 28,
                                                2001         2001
                                                ----         ----

                 Liabilities and Shareholders' Equity
                 ------------------------------------

     Current liabilities:
       Current installments of long-term
         debt                                 $  4,174     $  4,176
       Accounts payable                          5,337        6,067
       Accrued expenses                          9,568        7,665
       Federal and state income taxes
         payable                                   419           --
                                              --------     --------
              Total current liabilities         19,498       17,908
                                              --------     --------

     Long-term debt, less current
        installments                            20,297       23,555

     Deferred credits, principally Federal
        income taxes                             9,905        9,851

     Shareholders' equity:
       Preferred stock, at par value                --           --
       Common stock, at par value               53,125       53,125
       Additional paid in capital                1,040        1,040
       Retained earnings                       128,703      127,817
       Accumulated other comprehensive loss       (713)          --
                                              --------     --------
                                               182,155      181,982

       Less:  Treasury stock                    90,442       90,442
                                              --------     --------

              Total shareholders' equity        91,713       91,540
                                              --------     --------

              Total liabilities and
                shareholders' equity          $141,413     $142,854
                                              ========     ========










See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)


                                                Three Months Ended
                                                      May 31
                                                2001          2000
                                                ----          ----

   Net sales                                  $59,823       $49,347

   Costs and expenses:
       Cost of sales                           43,742        34,660
       Selling, general and administrative
         expenses                               9,854         8,549
                                              -------       -------

                                               53,596        43,209
                                              -------       -------

   Earnings from operations                     6,227         6,138
                                              -------       -------

   Other income (expense):
       Interest expense                          (686)          (10)
       Investment and other income                 69            86
                                              -------       -------

                                                 (617)           76
                                              -------       -------

   Earnings before income taxes                 5,610         6,214

   Provision for income taxes                   2,202         2,360
                                              -------       -------

   Net earnings                               $ 3,408       $ 3,854
                                              =======       =======

   Weighted average number of common
      shares outstanding                     16,270,761    16,191,808
                                             ==========    ==========

   Per share amounts:
       Net earnings per basic and diluted
          share of common stock                 $ .21         $ .24
                                                =====         =====

       Cash dividends                           $.155         $.155
                                                =====         =====



See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                                     Three Months Ended
                                                           May 31

                                                      2001       2000
                                                      ----       ----

     Cash flows from operating activities:
        Net earnings                                $ 3,408    $ 3,854
        Adjustments to reconcile net income to
           net cash provided by operating
           activities:
             Depreciation and amortization            2,612      1,628
             Changes in operating assets and
               liabilities                            2,112        612
             Other                                      280        340
                                                    -------    -------

                Net cash provided by operating
                  activities                          8,412      6,434
                                                    -------    -------

     Cash flows from investing activities:
        Capital expenditures                           (563)      (667)
        Redemption of investment securities             372         --
        Other                                            --         53
                                                    -------    -------

                Net cash used in investing
                   activities                          (191)      (614)
                                                    -------    -------

     Cash flows from financing activities:
        Repayment of Northstar acquisition           (3,200)        --
        financing
        Dividends declared                           (2,522     (2,510)
        Other                                           (60)       (74)
                                                    -------    -------

                Net cash used in financing
                   activities                        (5,782)    (2,584)
                                                    -------    -------

     Net change in cash and cash equivalents          2,439      3,236

     Cash and cash equivalents at beginning of
        period                                        8,964      2,037
                                                     -------   -------

     Cash and cash equivalents at end of period     $11,403    $ 5,273
                                                    =======    =======




   See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended May 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001, from which the accompanying condensed consolidated balance sheet at February 28, 2001 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of May 31, 2001, the Company has reserved 980,777 shares of common stock under incentive stock option plans. For the three month periods ended May 31, 2001 and 2000, options, respectively, were not included in the diluted earnings per share computation because their inclusion would not be dilutive. The difference between basic and diluted earnings per share would be due to dilutive stock options.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                    May 31,     February 28,
                                      2001          2001
                                      ----          ----

             Raw material           $ 5,964       $ 7,159
             Work-in-process          1,145         1,220
             Finished goods           4,420         4,709
                                    -------       -------

                                    $11,529       $13,088
                                    =======       =======


4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated other comprehensive loss consists of the effective unrealized portion of changes in the fair value of the Company's cash flow hedge. Comprehensive income was approximately $2,700,000 for the three months ended May 31,
   2001. There were no differences between net income and comprehensive income in fiscal year 2001.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). On June 6, 2000, the Company acquired Northstar Computer Forms, Inc. (Northstar) which became the Financial Solutions Group. Segment data for the three months ended May 31, 2001 and 2000 were as follows (in thousands):




                        Forms    Promotional  Financial
                      Solutions   Solutions   Solutions               Consolidated
                        Group       Group       Group     Corporate      Totals
                        -----       -----       -----     ---------     -------

 Three months ended May 31, 2001:
   Net sales          $28,846      $19,237     $11,740      $   --       $ 59,823
   Depreciation and
     amortization         932          691         853         136          2,612
   Segment earnings
     (loss)  before
     income tax         4,873        1,776         457      (1,496)         5,610
   Segment assets      49,737       39,676      46,617       5,383        141,413
   Capital
     expenditures         167          123          --         273            563

 Three months ended May 31, 2000:
   Net sales          $30,118      $19,229      $   --      $   --       $ 49,347
   Depreciation and
     amortization         752          734          --         142          1,628
   Segment earnings
     (loss) before
     income tax         5,993        1,744          --      (1,523)         6,214
   Segment assets      57,602       43,251          --       5,450        106,303
   Capital
     expenditures         202           76          --         389            667


"Post-it" is a registered trademark of 3M.

6. Purchase of Northstar
   ---------------------
   On June 6, 2000, the Company completed its acquisition of Northstar Computer Forms, Inc. (Northstar). The following table presents certain operating information on a pro forma basis as though Northstar had been acquired as of March 1, 2000, after including the estimated impact of adjustments such as amortization of goodwill and depreciation, interest expense, reduced interest income and related tax effects (in thousands, except per share amounts):

          For the Three Months Ended May 31, 2000

      Net sales                              60,406
      Net earnings                            3,769
      Earnings per share - basic and           0.24
      diluted

7. Derivative Financial Instruments and Hedging Activities
   -------------------------------------------------------
   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, on March 1, 2001. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative.

   The Company uses principally floating-rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective and in accordance with the Company's hedging policy, the Company utilizes interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

   The  Company   assesses   interest  rate  cash  flow  risk  by
   continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

   The Company has entered into an interest rate swap agreement with a notional amount of $22,450,000 at May 31, 2001. The interest rate swap agreement expires in fiscal 2003 and effectively converts the floating rate debt under the term loan and revolving credit facility to fixed rate debt. The estimated fair value of the swap agreement at May 31, 2001 was a liability of approximately $713,000, which is included in accrued expenses in the accompanying condensed consolidated balance sheet. The transition adjustment recorded upon adoption of SFAS No. 133 was $825,000 and the change during the three months ended May 31, 2001 was due to the early extinguishments of a portion of the hedged debt obligation and amounts reclassified into interest expense.

   Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with floating rate obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

   During the next twelve months, approximately $400,000 of losses in accumulated other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
------------------------------
     At May 31, 2001, the Company's financial position continues to be strong. Working capital increased marginally from $40,355,000 at February 28, 2001 to $40,685,000 at May 31, 2001.
The Company has $11,403,000 in cash and cash equivalents, $1,694,000 in short term investments, $1,084,000 in long term investments and $20,297,000 in long-term debt, less current installments. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
     Net sales for the first quarter ended May 31, 2001 increased 21.2% from the corresponding period in the prior year. The increase in the first quarter resulted from Northstar Computer Forms, Inc. (Northstar), which we acquired in June 2000 and accounted for an increase of 23.8%. This was mitigated by a 2.6% decline in revenue in the Forms Solutions Group which was a result of weakness in the general economy. The Promotional Solutions Group remained relatively unchanged.

     Gross profit margins decreased from 29.8% in the first quarter ended May 31, 2000 to 26.9% in the first quarter ended May 31, 2001. The decrease is the result of a combination of factors, primarily margin pressures in the Forms Solutions Group, which are due to economic conditions and accounted for approximately 1.4 percentage points of the reduction. In addition, the Promotional Solutions Group accounted for approximately 1.1 percentage points of the reduction due to higher cost of sales from the prior year. Finally, the inclusion of the Financial Solutions Group (Northstar) accounted for an approximate reduction of .4 percentage points, as this group's normal margins are generally lower than the Forms Solutions Group.

     Selling, general and administrative expenses for the first quarter ended May 31, 2001 increased 15.3% compared to the corresponding period in the prior year. This increase was mainly attributable to the acquisition of Northstar in June 2000 which accounted for an increase of 26%. This was mitigated by cost reductions in the Forms Solutions Group of 3.4%, the Promotional Solutions Group of 6.5% and in Corporate of .8%.

     Interest expense increased from $10,000 in the first quarter ended May 31, 2000 to $686,000 in the first quarter ended May 31, 2001 as a result of the $36,500,000 debt incurred on June 6, 2000 to finance the Northstar Acquisition.

     Investment and other income decreased in the first quarter ended May 31, 2000 from the same period in the prior year due to decreased amounts of funds available for investment.

     The effective rate of the Federal and state income tax expense was 39.3% and 37.8% for the first quarter ended May 31, 2001 and May 31, 2000, respectively. The primary reason for the increase is due to non-deductible goodwill from the acquisition of Northstar.

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of June 29, 2001.

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Company held its Annual Meeting of Shareholders on June
     21, 2001.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors listed in the Proxy
     Statement and all such nominee's were elected.

     Directors elected were:

        Nominees for Director   Votes Cast for Votes Withheld
        ---------------------   -------------  --------------

        Harold W. Hartley           14,377,952        311,263
        Kenneth G. Pritchett        14,450,562        238,653
        James C. Taylor             14,423,098        266,117

 (c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

     (1) Selection of KPMG LLP as independent auditors of the Company for the fiscal year ending February 28, 2002.

                 For                    14,484,523
                 Against                   144,526
                 Abstain                    60,166
                 Broker-non votes               --


     (2)  Authorization  of  the  proxies  to  vote,   in   their
          discretion, upon such other business as may properly come before the meeting

                 For                    13,150,959
                 Against                   980,091
                 Abstain                   558,165
                 Broker-non-votes               --



Item 5.    Other Information
----------------------------

      One June 21, 2001, The Company's Audit Committee of the
      Board of Directors amended the Company's Audit Charter. A copy of the amended charter is included as Exhibit 99.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

      (a)  Exhibit 99
           Charter of the Audit Committee of The Board of
           Directors of Ennis Business Forms, Inc. as amended
           June 21, 2001

      (b)  Reports on Form 8-K
           None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date  June 29, 2001             /s/Robert M. Halowec
      -------------             ----------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date  June 29, 2001             /s/Harve Cathey
     -------------              ----------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer