Form 10-Q
period 2001-08-31
ENNIS BUSINESS FORMS INC
filed 2001-09-28
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                     QUARTERLY REPORT UNDER
                       SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 2001
                 -----------------------------------------------

Commission File Number             1-5807
                      ------------------------------------------


                          ENNIS BUSINESS FORMS, INC.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


               TEXAS                              75-0256410
----------------------------------------------------------------
(State or other Jurisdiction of              (I. R. S. Employer
 Incorporation or organization)             Identification No.)


1510 N. Hampton, Suite 300, DeSoto, TX             75115
----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


                         (972) 228-7801
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


                            No Change
----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X     No
                                                ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                   Outstanding at August 31, 2001
-------------------------          ------------------------------
 Common stock, par value                     16,273,122
   $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


      Part I.   Financial information - unaudited

         Condensed Consolidated Balance Sheets --
            August 31, 2001 and February 28, 2001        2 - 3

         Condensed Consolidated Statements of
            Earnings -- Three and Six Months Ended
            August 31, 2001 and 2000                       4

         Condensed Consolidated Statements of Cash
            Flows -- Six Months Ended August 31,
            2001 and 2000                                  5

         Notes to Condensed Consolidated Financial
            Statements                                   6 - 9

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                  10 - 11

      Part II. Other Information                          12

      Signatures                                          13

                 PART I.  FINANCIAL INFORMATION

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)
                           (Unaudited)


                                                August 31,    February 28,
                                                   2001            2001
                                                ----------     ----------

                            Assets
                            ------

      Current assets:
      Cash and equivalents                        $ 14,326        $ 8,964
      Investment securities                          2,066            980
      Accounts receivable, net                      28,669         29,957
      Inventories                                   12,163         13,088
      Other current assets                           4,964          5,274
                                                  --------       --------
                 Total current assets               62,188         58,263
                                                  --------       --------

      Investment securities                            361          2,170

      Property, plant and equipment, net            54,405         57,781

      Cost of purchased businesses in excess
      of amounts
      allocated to tangible net assets, net         22,815         23,615

      Other assets                                     853          1,025
                                                  --------       --------

                 Total assets                     $140,622       $142,854
                                                  ========       ========











                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)
                           (Unaudited)


                                               August 31,   February 28,
                                                  2001          2001
                                              -----------   ------------

                     Liabilities and Shareholders' Equity
                     ------------------------------------

     Current liabilities:
       Current installments of long-term
         debt                                    $   4,143      $   4,176
       Accounts payable                              5,519          6,067
       Accrued expenses                              9,355          7,665
       Federal and state income taxes
         payable                                       342             --
                                                  --------       --------
               Total current liabilities            19,359         17,908
                                                  --------       --------

     Long-term debt, less current
     installments                                   17,928         23,555

     Deferred credits, principally Federal
       income taxes                                  9,819          9,851

     Shareholders' equity:
       Preferred stock, at par value                    --             --
       Common stock, at par value                   53,125         53,125
       Additional paid in capital                    1,040          1,040
       Retained earnings                           130,228        127,817
       Accumulated other comprehensive loss          (456)             --
                                                  --------       --------

                                                   183,937        181,982

       Less:  Treasury stock                        90,421         90,442
                                                  --------       --------

               Total shareholders' equity           93,516         91,540
                                                  --------       --------

               Total liabilities and
                 shareholders' equity             $140,622       $142,854
                                                  ========       ========










See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                       August 31,                August 31,
                                                   2001         2000          2001         2000
                                                   ----         ----          ----         ----

   Net sales                                      $58,695    $58,806        $118,518   $108,153

   Costs and expenses:
        Cost of sales                              41,729     41,673          85,471     76,333
        Selling, general and administrative
          expenses                                 10,034     10,344          19,888     18,893
                                                  -------    -------        --------   --------

                                                   51,763     52,017         105,359     95,226
                                                  -------    -------        --------   --------

   Earnings from operations                         6,932      6,789          13,159     12,927
                                                  -------    -------        --------   --------

   Other income (expense):
        Interest expense                             (469)      (694)         (1,155)      (704)
        Investment and other income                   239        187             308        273
                                                  -------    -------        --------   --------

                                                     (230)      (507)           (847)      (431)
                                                  -------    -------        --------   --------


   Earnings before income taxes                     6,702      6,282          12,312     12,496

   Provision for income taxes                       2,655      2,497           4,857      4,857
                                                   ------    -------        --------    -------

   Net earnings                                   $ 4,047    $ 3,785         $ 7,455    $ 7,639
                                                  =======    =======        ========    =======


   Weighted average number of common shares
    outstanding                                   16,271,913  16,251,223     16,271,421  16,225,760
                                                  ==========  ==========     ==========  ==========

   Per share amounts:
        Net earnings per basic and diluted
          share of common stock                     $ .25      $ .23           $ .46      $ .47
                                                    =====      =====           =====      =====

        Cash dividends                              $.155      $.155            $.31       $.31
                                                    =====      =====           =====      =====


See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                                      Six Months Ended
                                                          August 31

                                                      2001        2000
                                                      ----        ----

     Cash flows from operating activities:
        Net earnings                                $ 7,455    $ 7,639
        Adjustments to reconcile net earnings to
           net cash provided by operating activities:
             Depreciation and amortization            5,221      4,312
             Changes in operating assets and
               liabilities                            3,551     (2,746)
             Other                                      127        932
                                                    -------    -------

                Net cash provided by operating
                  activities                         16,354     10,137
                                                    -------     -------

     Cash flows from investing activities:
        Acquisition of business, net of cash
          acquired                                       --    (34,199)
        Capital expenditures                         (1,032)    (1,720)
        Redemption of investments                       723         --
        Other                                            --         43
                                                   --------    -------

                Net cash used in investing
                  activities                           (309)   (35,876)
                                                   --------    --------

     Cash flows from financing activities:
        Debt issued to finance Northstar
          acquisition                                     --    36,500
        Repayment of debt issued to finance
          Northstar acquisition                      (5,190)        --
        Dividends declared                           (5,044)    (5,032)
        Other                                          (449)      (312)
                                                    --------   -------

                Net cash provided by (used in)
                  financing activities              (10,683)    31,156
                                                    --------   -------

     Net change in cash and equivalents                5,362     5,417

     Cash and equivalents at beginning of period       8,964     2,037
                                                    --------   -------

     Cash and equivalents at end of period          $ 14,326   $ 7,454
                                                    ========   =======




   See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended August 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001, from which the accompanying condensed consolidated balance sheet at February 28, 2001 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of August 31, 2001, the Company has reserved 911,027 shares of common stock under incentive stock option plans. For the three and six month periods ended August 31, 2001 and 2000, 600,000 and 801,250 options, respectively, were not included in the diluted earnings per share computation because their inclusion would not be dilutive.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                     August 31,    February 28,
                                        2001           2001
                                    -----------    -----------

             Raw material              $ 6,326        $ 7,159
             Work-in-process             1,340          1,220
             Finished goods              4,497          4,709
                                      --------        -------

                                       $12,163        $13,088
                                      ========        =======

4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated other comprehensive loss consists of the effective unrealized portion of changes in the fair value of the Company's cash flow hedge. Comprehensive income was approximately $6,999,000 for the six months ended  August  31,
   2001. There were no differences between net income and comprehensive income in fiscal year 2001.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-itr Notes). On June 6, 2000, the Company acquired Northstar Computer Forms, Inc. (Northstar) which became the Financial Solutions Group. Segment data for the three months and six months ended August 31, 2001 and 2000 were as follows (in thousands):



                           Forms    Promotional Financial
                         Solutions   Solutions  Solutions              Consolidated
                           Group       Group      Group     Corporate     Totals
                         ---------  ----------  ----------  ---------- ------------
Three months ended August 31, 2001:
   Net sales             $28,661     $18,347     $11,687     $     --    $ 58,695
   Depreciation and          675         671       1,129          134       2,609
     amortization
   Segment earnings
     (loss)  before
      income tax           5,453       2,018         633       (1,402)      6,702
   Segment assets         51,983      38,927      44,244        5,468     140,622
   Capital expenditures      227         126          54           62         469

Three months ended August 31, 2000:
   Net sales             $30,182     $18,285    $ 10,339     $     --    $ 58,806
   Depreciation and          793         726       1,042          123       2,684
     amortization
   Segment earnings
     (loss) before
     income tax            5,973       1,729          15       (1,435)      6,282
   Segment assets         42,266      43,082      48,444       19,231     153,023
   Capital expenditures      203         278         340          232       1,053

Six months ended August 31, 2001:
   Net sales             $57,510     $37,581     $23,427    $     --     $118,518
   Depreciation and        1,330       1,361       2,260         270        5,221
     amortization
   Segment earnings
     (loss)  before
      income tax          10,326       3,794       1,090      (2,898)      12,312
   Segment assets         51,983      38,927      44,244       5,468      140,622
   Capital expenditures      366         249          81         336        1,032

Six months ended August 31, 2000:
   Net sales             $60,300     $37,514     $10,339    $     --     $108,153
   Depreciation and        1,545       1,460       1,042         265        4,312
     amortization
   Segment earnings
     (loss)  before
      income tax          11,966       3,473          15      (2,958)      12,496
   Segment assets         42,266      43,082      48,444       19,231     153,023
   Capital expenditures      405         354         340          621       1,720



"Post-it" is a registered trademark of 3M.
                                7

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

          For the Six Months Ended August 31, 2000

      Net sales                             115,537
      Net earnings                            7,554
      Earnings per share - basic and           0.47
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

  The Company has entered into an interest rate swap agreement with a notional amount of $20,600,000 at August 31, 2001. The interest rate swap agreement expires in fiscal 2003 and effectively converts the floating rate debt under the term loan and revolving credit facility to fixed rate debt. The estimated fair value of the swap agreement at August 31, 2001 was a liability of approximately $456,000, which is included in accrued expenses in the accompanying condensed consolidated balance sheet. The transition adjustment recorded upon adoption of SFAS No. 133 on March 1, 2001 was $501,000, net of tax and the change during the six months ended August 31, 2001 was due to the early extinguishments of a portion of the hedged debt obligation and amounts reclassified into interest expense.

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

  During the next twelve months, approximately $250,000 of losses in accumulated other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At August 31, 2001, the Company's financial position continues to be strong. Working capital increased from $40,355,000 at February 28, 2001 to $42,829,000 at August 31,
2001. The Company has $14,326,000 in cash and equivalents, $2,066,000 in short term investments, $361,000 in long term investments and $17,928,000 in long-term debt, less current installments. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
      Net sales for the three months ended August 31, 2001 remained relatively unchanged. Net sales for the six months ended August 31, 2001 increased 9.6% from the corresponding period in the prior year. The decrease in sales for the three months ended August 31, 2001 was caused by a 2.7% decline in revenue in the Forms Solutions Group due to weak economic conditions offset by a 2.4% increase in the Financial Solutions Group, Northstar Computer Forms, Inc. (Northstar) and a .1% increase in the Promotional Solutions Group. The increase for the six months resulted from Northstar, which we acquired in June 2000 and accounted for an increase of 12.1% and a .1% increase in the Promotional Solutions Group. This was mitigated by a 2.6% decline in revenue in the Forms Solutions Group. The decline in the Forms Solution Group was a result of weakness in the general economy. The Promotional Solutions Group remained relatively unchanged.

     Gross profit margins decreased from 29.1% in the three months ended August 31, 2000 to 28.9% in the three months ended August 31, 2001. Gross profit margins decreased from 29.4% in the six months ended August 31, 2000 to 27.9% in the six months ended August 31, 2001. The decrease for the three months ended August 31, 2001 is the result of margin pressures in the Forms Solutions Group (approximately 1.2 percentage points of the reduction), and in the Promotional Solutions Group (approximately
 .5 percentage points of the reduction) due to weakened economic conditions, offset by an approximate 1.5% increase from the Financial Solutions Group (Northstar) resulting from no longer
incurring  integration inefficiencies incurred  last  year.   The
decrease for the six months ended August 31, 2001 is the result of margin pressures in the Forms Solutions Group (approximately
3.3 percentage points of the reduction), and in the Promotional Solutions Group (approximately 1.6 percentage points of the reduction), offset by an approximate 3.4% increase from the Financial Solutions Group (Northstar) resulting from no longer incurring integration inefficiencies incurred last year.

     Selling, general and administrative expenses decreased 3% for the three months ended August 31, 2001 and increased 5.3% for the six months ended August 31, 2001when compared to the corresponding period in the prior year. The decrease for the three months ended August 31, 2001 resulted from cost reductions in the Forms Solutions Group of 1.1% and Promotional Solutions Group of 6.7% less an increase in the Financial Solutions Group of 4.6% and Corporate of .2%. The increase for the six months was mainly attributable to the acquisition of Northstar in June 2000 which accounted for an increase of 14.3%. This was mitigated by cost reductions in the Forms Solutions Group of 1.2%, the Promotional Solutions Group of 6.5% and in Corporate of 1.3%.

     Interest expense decreased from $694,000 in the three months ended August 31, 2000 to $469,000 in the three months ended August 31, 2001 as a result of repayment of debt. Interest expense increased from $704,000 in the six months ended August 31, 2000 to $1,155,000 in the six months ended August 31, 2001 as a result of the $36,500,000 debt incurred on June 6, 2000 to finance the Northstar Acquisition.

     Investment and other income increased for the three months and six months ended August 31, 2001 from the same period in the prior year due to increased amounts of funds available for investment.

     The effective rate of the Federal and state income tax expense was 39.45% and 38.9% for the six months ended August 31, 2001 and August 31, 2000, respectively. The primary reason for
the   increase  is  due  to  non-deductible  goodwill  from   the
acquisition of Northstar.

Recent Accounting Pronouncements
--------------------------------
     In July 2001, the Financial Accounting Standards Board
(FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 142, which is effective for the Company March 1, 2002, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact of this statement on its financial statements.


Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of September 28, 2001.

                   PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------

          (b)  Reports on Form 8-K
               None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date September 28, 2001         /s/Robert M. Halowec
     ------------------         ---------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date September 28, 2001         /s/Harve Cathey
     ------------------         ---------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer