Form 10-Q
period 2001-11-30
ENNIS BUSINESS FORMS INC
filed 2001-12-21
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 2001
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


                         (972) 228-7801
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)


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

                                                  Yes  X  No
                                                     ----   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                Outstanding at November 30, 2001
----------------------------    --------------------------------
Common stock, par value                    16,272,938
   $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


      Part I.  Financial information - unaudited

         Condensed Consolidated Balance Sheets --
            November 30, 2001 and February 28, 2001    2 - 3

         Condensed Consolidated Statements of
            Earnings -- Three and Nine Months Ended
            November 30, 2001 and 2000                   4

         Condensed Consolidated Statements of Cash
            Flows -- Nine Months Ended November 30,
            2001 and 2000                                5

         Notes to Condensed Consolidated Financial
            Statements                                 6 - 9

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

      Part II. Other Information                         13

      Signatures                                         14

                 PART I.  FINANCIAL INFORMATION

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                      November 30,   February 28,
                                          2001           2001
                                      ------------    ----------
                                       (unaudited)

                         Assets
                         ------

      Current assets:
        Cash and equivalents             $14,558       $  8,964
        Investment securities              2,424            980
        Accounts receivable, net          29,415         29,957
        Inventories                       14,086         13,088
        Other current assets               5,137          5,274
                                        --------       --------
              Total current assets        65,620         58,263
                                        --------       --------

      Investment securities                   --          2,170

      Property, plant and
        equipment, net                    52,803         57,781


      Cost of purchased businesses
        in excess of amounts allocated
        to tangible net assets, net       22,231         23,615

      Other assets and deferred
        charges                            2,120          1,025
                                        --------       --------

                 Total assets           $142,774       $142,854
                                        ========       ========

                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                      November 30,   February 28,
                                          2001           2001
                                      -------------  ------------
                                       (unaudited)

                Liabilities and Shareholders' Equity
                ------------------------------------

      Current liabilities:
        Current installments of long-
          term debt                     $  4,111       $  4,176
        Accounts payable                   6,081          6,067
        Accrued expenses                  11,781          7,665
                                        --------       --------
           Total current liabilities      21,973         17,908
                                        --------       --------

      Long-term debt, less current
        installments                      16,035         23,555

      Deferred credits,
        principally
        Federal income taxes               9,955          9,851

      Shareholders' equity:
        Preferred stock, at par value         --             --
        Common stock, at par value        53,125         53,125
        Additional paid in capital         1,040          1,040
        Retained earnings                131,575        127,817
        Accumulated other
          comprehensive loss                (506)            --
                                        --------       --------
                                         185,234        181,982

      Less:  Treasury stock               90,423         90,442
                                        --------       --------

             Total shareholders'
               equity                     94,811         91,540
                                        --------       --------

             Total liabilities and
               shareholders' equity     $142,774       $142,854
                                        ========       ========









See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                           November 30,        November 30,
                                         2001       2000      2001      2000
                                         ----      ----       ----      ----

   Net sales                          $59,458    $61,381    $177,976   $169,534

   Costs and expenses:
      Cost of sales                    42,759     43,939     128,230    120,272
      Selling, general and
        administrative expenses        10,064     10,927      29,952     29,820
                                      -------    -------    --------   --------

                                       52,823     54,866     158,182    150,092
                                      -------    -------    --------   --------

   Earnings from operations             6,635      6,515      19,794     19,442
                                      -------    -------    --------   --------

   Other income (expense):
      Interest expense                   (422)      (773)     (1,577)    (1,477)
      Investment and other
        income                             41        723         349        996
                                      -------    -------    --------   --------

                                         (381)       (50)     (1,228)      (481)
                                      -------    -------    --------   --------


   Earnings before income taxes         6,254      6,465      18,566     18,961

   Provision for income taxes           2,384      2,442       7,241      7,299
                                      -------    -------    --------  ---------

   Net earnings                       $ 3,870    $ 4,023    $ 11,325  $  11,662
                                      =======    =======    ========  =========

   Weighted average number of
     common shares outstanding     16,272,984 16,270,876  16,271,876 16,239,279
                                   ========== ==========  ========== ==========

   Per share amounts:
      Net earnings per basic and
        diluted share of common
        stock                           $ .24      $ .25       $ .70     $ .72
                                        =====      =====       =====     =====

      Cash dividends                    $.155      $.155       $.465     $.465
                                        =====      =====       =====     =====



See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                                      Nine Months Ended
                                                         November 30

                                                      2001        2000
                                                      ----        ----

     Cash flows from operating activities:
        Net earnings                                $11,325    $11,662
        Adjustments to reconcile net earnings to
           net cash provided by operating activities:
             Depreciation and amortization            7,719      7,051
             Gain on sale of property, plant, and
               equipment                                (23)      (706)
             Changes in operating assets and
               liabilities                            3,305     (1,978)
             Pension plan expense                    (1,066)       713
             Other                                       50        172
                                                    -------    -------

                Net cash provided by operating
                  activities                         21,310     16,914
                                                    -------    -------

     Cash flows from investing activities:
        Acquisition of business, net of cash
          acquired                                       --    (34,214)
        Capital expenditures                         (1,536)    (2,568)
        Redemption of investments                       726      5,493
        Other                                           227        945
                                                    -------    -------

                Net cash used in investing
                  activities                           (583)   (30,344)
                                                    -------    -------

     Cash flows from financing activities:
        Debt issued to finance Northstar
          acquisition                                   --      36,500
        Repayment of debt issued to finance
          Northstar acquisition                      (7,040)    (7,000)
        Issue of treasury shares                         19        171
        Dividends declared                           (7,567)    (7,554)
        Other                                          (545)      (561)
                                                    -------    -------

                Net cash provided by (used in)
                  financing activities              (15,133)    21,556
                                                   --------    -------

     Increase in cash and equivalents                 5,594      8,126

     Cash and equivalents at beginning of period      8,964      2,037
                                                    -------    -------

     Cash and equivalents at end of period          $14,558    $10,163
                                                    =======    =======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended November 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001, from which the accompanying condensed consolidated balance sheet at February 28, 2001 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of November 30, 2001, the Company has reserved 910,277 shares of common stock under incentive stock option plans. For the three and nine month periods ended November 30, 2001 and 2000, 596,250 and 797,750 options, respectively, were not included in the diluted earnings per share computation because their inclusion would not be dilutive.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                  November 30,  February 28,
                                     2001           2001
                                     ----           ----

             Raw material          $  7,423        $  7,159
             Work-in-process          1,516           1,220
             Finished goods           5,147           4,709
                                    -------         -------

                                    $14,086         $13,088
                                    =======         =======

4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated other comprehensive loss consists of the effective unrealized portion of changes in the fair value of the Company's cash flow hedge. Comprehensive income was approximately $10,819,000 for the nine months ended November 30, 2001. There were no differences between net income and comprehensive income in fiscal year 2001.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-itr Notes). On June 6, 2000, the Company acquired Northstar Computer Forms, Inc. (Northstar) which became the Financial Solutions Group. Segment data for the three months and nine months ended November 30, 2001 and 2000 were as follows (in thousands):



                         Forms   Promotional  Financial
                       Solutions  Solutions   Solutions             Consolidated
                         Group      Group       Group    Corporate     Totals
                       --------- -----------  ---------  ---------  ------------

Three months ended November 30, 2001:
 Net sales             $28,050     $18,084    $13,324     $   --      $ 59,458
 Depreciation and
   amortization            576         680      1,116        126         2,498
 Segment earnings
   (loss) before
   income tax            5,318       1,732        814     (1,610)        6,254
 Segment assets         55,501      38,424     43,607      5,242       142,774
 Capital
   expenditures             75          61        322         46           504

Three months ended November 30, 2000:
 Net sales             $29,816     $18,084    $13,481     $   --      $ 61,381
 Depreciation and
   amortization            684         716      1,207        132         2,739
 Segment earnings
   (loss) before
   income tax            5,623       1,831        398     (1,387)        6,465
 Segment assets         39,894      41,458     47,685     16,709       145,746
 Capital
   expenditures            363          64         14        407           848

Nine months ended November 30, 2001:
 Net sales             $85,561     $55,664    $36,751     $   --      $177,976
 Depreciation and
   amortization          1,906       2,041      3,376        396         7,719
 Segment earnings
   (loss) before
   income tax           15,644       5,526      1,904     (4,508)       18,566
 Segment assets         55,501      38,424     43,607      5,242       142,774
 Capital
   expenditures            442         310        402        382         1,536

Nine months ended November 30, 2000:
 Net sales             $90,116     $55,598    $23,820     $   --      $169,534
 Depreciation and
   amortization          2,229       2,176      2,249        397         7,051
 Segment earnings
   (loss) before
   income tax           17,589       5,304        413     (4,345)       18,961
 Segment assets         39,894      41,458     47,685     16,709       145,746
 Capital
   expenditures            767         419        354      1,028         2,568


"Post-it" is a registered trademark of 3M.

6. Purchase of Northstar
  ----------------------
  On June 6, 2000, the Company completed its acquisition of Northstar Computer Forms, Inc. (Northstar). The following table presents certain operating information on a pro forma basis as though Northstar had been acquired as of March 1, 2000, after including the estimated impact of adjustments such as amortization of goodwill and depreciation, interest expense, reduced interest income and related tax effects (in thousands, except per share amounts):

            For the Nine Months Ended November 30, 2000

      Net sales                                 173,225
      Net earnings                               11,577
      Earnings per share - basic and diluted       0.71


7.  Derivative Financial Instruments and Hedging Activities
  ---------------------------------------------------------
  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, on March 1, 2001. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative.

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

  The Company has entered into an interest rate swap agreement with a notional amount of $18,750,000 at November 30, 2001. The interest rate swap agreement expires in fiscal 2003 and effectively converts the floating rate debt under the term loan and revolving credit facility to fixed rate debt. The estimated  fair  value of the swap agreement  at  November  30,
  2001 was a liability of approximately $506,000, net of the related deferred tax asset, which is included in accrued expenses in the accompanying condensed consolidated balance sheet. The transition adjustment recorded upon adoption of SFAS No. 133 on March 1, 2001 was $501,000, net of tax and the change during the nine months ended November 30, 2001 was due to the early extinguishments of a portion of the hedged debt obligation and amounts reclassified into interest expense.

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

  During the next twelve months, approximately $276,000 of losses in accumulated other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     At November 30, 2001, the Company's financial position continues to be strong. Working capital increased from $40,355,000 at February 28, 2001 to $43,647,000 at November 30,
2001. The Company has $14,558,000 in cash and equivalents, $2,424,000 in short term investments and $16,035,000 in long-term debt, less current installments. The Company expects to generate sufficient cash flow to more than cover its operating and capital requirements for the foreseeable future.

Results of Operations
---------------------
      Net sales for the three months ended November 30, 2001 decreased by 3.1%. Net sales for the nine months ended November 30, 2001 increased 5% from the corresponding period in the prior year. The decrease in sales for the three months ended November 30, 2001 was caused by a 2.8% decline in revenue in the Forms Solutions Group and by a 0.3% decrease in the Financial Solutions Group, Northstar Computer Forms, Inc. (Northstar) due to weak economic conditions. The Promotional Solutions Group remained relatively unchanged. The increase for the nine months resulted from Northstar, which we acquired in June 2000 and accounted for an increase of 7.6%. This was mitigated by a 2.7% decline in revenue in the Forms Solutions Group. The decline in the Forms Solution Group was a result of weakness in the general economy. The Promotional Solutions Group remained relatively unchanged.

     Gross profit margins decreased from 28.4% in the three months ended November 30, 2000 to 28.1% in the three months ended November 30, 2001. Gross profit margins decreased from 29.1% in the nine months ended November 30, 2000 to 28% in the nine months ended November 30, 2001. The decrease for the three months ended November 30, 2001 is the result of margin pressures in the Forms Solutions Group (approximately 0.7 percentage points of the reduction) due to weakened economic conditions, offset by an approximate 0.4% increase from the Financial Solutions Group (Northstar) resulting from no longer incurring integration inefficiencies incurred last year. The Promotional Solutions Group remained relatively unchanged. The decrease for the nine months ended November 30, 2001 is the result of margin pressures in the Forms Solutions Group (approximately 2.3 percentage points of the reduction), and in the Promotional Solutions Group (approximately 1.1 percentage points of the reduction) due to weakened economic conditions noted above, offset by an approximate 2.3% increase from the Financial Solutions Group (Northstar) resulting from no longer incurring integration inefficiencies incurred last year.

     Selling, general and administrative expenses decreased 7.9% for the three months ended November 30, 2001 and increased 0.4% for the nine months ended November 30, 2001when compared to the corresponding period in the prior year. The decrease for the three months ended November 30, 2001 resulted from cost reductions in the Forms Solutions Group of 2.3% and Promotional Solutions Group of 7.4% less an increase in Corporate of 1.8%. The increase for the nine months was mainly attributable to the acquisition of Northstar in June 2000 which accounted for an increase of 9.1%. This was mitigated by cost reductions in the Forms Solutions Group of 1.6%, the Promotional Solutions Group of 6.9% and in Corporate of 0.2%.

     Interest expense decreased from $773,000 in the three months ended November 30, 2000 to $422,000 in the three months ended November 30, 2001 as a result of repayment of debt. Interest expense increased from $1,477,000 in the nine months ended November 30, 2000 to $1,577,000 in the nine months ended November 30, 2001 as a result of the $36,500,000 debt incurred on June 6, 2000 to finance the Northstar Acquisition.

     Investment and other income decreased for the three months and nine months ended November 30, 2001 from the same period in the prior year. This was a result of recording a pre-tax gain of $661,000 in the quarter ended November 30, 2000 due to the sale of our Louisville, Kentucky plant facility.

     The effective rate of the Federal and state income tax expense was 39.00% and 38.5% for the nine months ended November 30, 2001 and November 30, 2000, respectively. The primary reason for the increase is due to non-deductible goodwill from the acquisition of Northstar.

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

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this statement on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 retains the fundamental provisions of Statement No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.


Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of December 21, 2001.

                   PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-k
-----------------------------------------------------------------


          (b)  Reports on Form 8-K
               None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date December 21, 2001          /s/Robert M. Halowec
     -----------------          --------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date December 21, 2001          /s/Harve Cathey
     -----------------          --------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer