Form 10-K
period 2002-02-28
ENNIS BUSINESS FORMS INC
filed 2002-05-20
CIK 33002

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                    --------------------------

                            FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended   February 28, 2002
                                        -----------------
                               OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  ________ to _______

              Commission file number    1-5807
                                     -------------

                    ENNIS BUSINESS FORMS, INC.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
        Texas                                     75-0256410
-----------------------                      --------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

 1510 N. Hampton,  Suite 300, DeSoto, TX             75115
----------------------------------------       ------------------
(Address of principal executive offices)            Zip Code

Registrant's telephone number, including area code (972)228-7801
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act:

                        Number of Shares
                         Outstanding on    Name of each exchange
Title of each class      April 15, 2002     on which registered
-------------------     ----------------  -----------------------
Common Stock, par value
    $2.50 per share        16,272,938    New York Stock Exchange
-----------------------    ----------    -----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                   [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 2002 (15,418,327 shares) was $198,742,235.

Documents Incorporated by Reference:
Portions of 2002 Annual Report to Shareholders - Incorporated in
Parts I & II
Portions of Proxy Statement dated May 17, 2002 - Incorporated in
Part III

               SECURITIES AND EXCHANGE COMMISSION

                            FORM 10-K

                             PART I
                             ------

Item 1.   Business.
-------   ---------

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Ennis Business Forms, Inc. and its subsidiaries (collectively "Ennis" or the "Company") operate in three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products. The Promotional Solutions Group is primarily in the business of design, production and distribution of printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it (registered trademark)
Notes. The Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. Additional information concerning the segments is incorporated herein by reference to page 34 of the Company's 2002 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

    Approximately 96% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates twenty-nine manufacturing locations in twelve strategically located states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. For the year ended February 28, 2002 the sale of business products represents approximately 83% of consolidated net sales.

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

     The industry is divided into two major competitive segments. One segment sells directly to end users, and is dominated by a few large manufacturers. The other segment, which the Company primarily serves, distributes forms and other business products through a variety of resellers. The Company believes it is the largest forms company which serves this segment of the market. There are a number of competitors which operate in this segment ranging in size from single employee-owner operations to multi-plant organizations. The Company's strategic plant locations and buying power permit it to compete on a favorable basis within this segment of the market on the competitive factors of service, quality and price.

    Distribution of business forms and other business products throughout the United States is primarily through independent dealers, including business forms distributors, stationers, printers, computer software developers, advertising agencies, etc. The Promotional and Financial Solutions Groups are dependent upon certain major customers. The loss of such customers could have a material adverse effect on the segment. No single customer accounts for as much as ten percent of consolidated net sales.

    Raw materials principally consist of a wide variety of weights, widths, colors, sizes and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices.

    Business products usage is generally not seasonal. General economic conditions are the predominant factor in quarterly volume fluctuations.

Patents, Trademarks, Licenses, Franchises and Concessions:
----------------------------------------------------------

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:
--------

    At February 28, 2002 the Company's backlog of business forms orders believed to be firm was approximately $4,609,000 as compared to approximately $4,952,000 at February 28, 2001. The backlog of orders for tools, dies and special machinery at February 28, 2002 was approximately $829,000 as compared to approximately $1,896,232 at February 28, 2001. The backlog of orders of promotional media at February 28, 2002 was approximately $8,001,000 as compared to approximately $9,257,065 at February 28, 2001. The backlog of financial forms at February 28, 2002 was approximately $2,600,000 as compared to approximately $2,500,000 at February 28, 2001. Approximately $1,800,000 of the promotional media backlog is not expected to be filled in the fiscal year ending February 28, 2003.


Research and Development:
-------------------------

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2002.


Environment:
------------

    There have been no material effects on the Company arising from compliance with Federal, State or local provisions or regulations relating to the protection of the environment.


Employees:
----------

    At February 28, 2002, the Company had approximately 2,144 employees, of whom approximately 551 were represented by three unions and under five separate contracts expiring at various times.

Item 2.   Properties.
-------   -----------

    The Company operates twenty-nine manufacturing facilities located in twelve states as follows:
                                    Approximate Square feet of
                                            floor space
   Location                         Owned     Leased    Total
   --------                         ------    ------   -----

                     Forms Solutions Group
                     ---------------------
Ennis, Texas     Three
                 Manufacturing
                 Facilities         325,118         -    325,118
Chatham,
Virginia         Manufacturing      127,956         -    127,956
Paso Robles,
California       Manufacturing       94,120         -     94,120
Knoxville,
Tennessee        Manufacturing       48,057         -     48,057
Portland,
Oregon           Manufacturing            -    47,000     47,000
Fort Scott,
Kansas           Manufacturing       86,660         -     86,660
DeWitt, Iowa     Two
                 Manufacturing
                 Facilities          95,000         -     95,000
Dallas, Texas    Manufacturing       82,400         -     82,400
Moultrie,
Georgia          Manufacturing       25,000         -     25,000
Coshocton, Ohio  Manufacturing       24,750         -     24,750
Houston, Texas   Manufacturing            -    40,800     40,800
San Antonio,
Texas            Manufacturing       47,426         -     47,426
                                    -------   -------  ---------
                                    956,487    87,800  1,044,287
                                    =======   =======  =========

                  Promotional Solutions Group
                  ---------------------------
Wolfe City,      Two
Texas            Manufacturing
                 Facilities         119,259         -    119,259
Macomb,
Michigan         Manufacturing       56,350         -     56,350
Bell,
California       Manufacturing            -    19,286     19,286
Denver,          Four
Colorado         Manufacturing
                 Facilities and
                 Warehouse                -   186,528    186,528
Dallas, Texas    Manufacturing            -    23,976     23,976
                                    -------   -------    -------
                                    175,609   229,790    405,399
                                    =======   =======    =======

                   Financial Solutions Group
                   -------------------------
Brooklyn Park,
Minnesota        Manufacturing       94,800         -     94,800
Roseville,
Minnesota        Manufacturing            -    42,500     42,500
Arden Hills,
Minnesota        Warehouse                -    23,684     23,684
Nevada, Iowa     Manufacturing       48,500         -     48,500
Bridgewater,
Virginia         Manufacturing            -    27,000     27,000
Golden,
Colorado         Manufacturing            -    23,000     23,000
                                    -------   -------    -------
                                    143,300   116,184    259,484
                                    =======   =======    =======

                     Administrative Offices
                     ----------------------
DeSoto, Texas    Executive and
                 Administrative
                 Offices                  -    13,577     13,577
Ennis, Texas     Administrative
                 Offices              9,300         -      9,300
                                    -------   -------   --------
                                      9,300    13,577     22,877
                                    =======   =======   ========

     All of the Forms Solutions Group properties are used for the production, warehousing and shipping of business forms and other business products except the Dallas, Texas plant, which is used for the production of tools, dies and special machinery. The
Promotional Solutions Group properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it(registered trademark) Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Bell, California); and printed and electronic promotional media (Denver, Colorado). All of the Financial
Solutions Group properties are used for the production of warehousing and shipping of financial forms.

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

    All of the rented property is held under leases with original terms of two or more years, expiring at various times from April
2002 through August 2007. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.   Legal Proceedings.
-------   ------------------

    There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the registrant or its subsidiaries are parties or of which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

    None.


              EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual
Meeting of Shareholders to be held on June 20, 2002.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 20, 2002) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

     Keith S. Walters, Chairman of the Board, CEO and President, age 52, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

     Ronald M. Graham, Vice President Administration, age 54, was elected Vice President Administration in April 2001. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations and was elected Vice President Human Resources in June 1998. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe (door div.) for 3 years as Corporate Director of Human Resources.

     Robert M. Halowec, Vice President Finance and Chief Financial Officer, age 47, was elected Vice President Finance and Chief Financial Officer in January 1999. Mr. Halowec was employed by the Company in January 1999 as Vice President Finance and Chief Financial Officer. Prior to joining the Company, Mr. Halowec was with Moore Corporation for 13 years, most recently as Financial Director of Moore's Cut Products Group in Nacogdoches, Texas.

     Harve Cathey, Secretary and Treasurer, age 63, was elected Secretary in October 1998 and Treasurer in July 1998. Mr. Cathey has been employed by the Company continuously since April 1969. Previously, Mr. Cathey served as Vice President-Finance and Secretary (from September 1983 to September 1996) and Treasurer (from June 1978 to December 1992).

     Kenneth E. Overstreet, Group President of the Company's Financial Solution and Promotional Solution Groups, age 59, was appointed Group President of the Company's Promotional Solution Group in March 2001. Mr. Overstreet was employed by the Company in June 2000 as the Group President of the Company's Financial Solution Group, as a result of the acquisition of Northstar Computer Forms, Inc. (NSCF). Prior to June 2000, Mr. Overstreet was with NSCF since 1989, serving as President since 1993.

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


                                              Common
                                              Stock
                                             Trading
                           Common Stock       Volume      Dividends
                            Price Range     (number of    per share
                            -----------      shares in    of Common
                         High       Low     Thousands)      Stock
                         ----       ---     ----------      -----
Fiscal Year Ended February 28, 2002
     First Quarter     $9.1500    $7.4700       1,531      $0.155
     Second Quarter     9.1200     7.5500         917       0.155
     Third Quarter      9.5300     7.7000         594       0.155
     Fourth Quarter    10.8800     9.0700       1,131       0.155
Fiscal Year Ended February 28, 2001
     First Quarter     $8.2500    $6.6875       1,284      $0.155
     Second Quarter     8.5000     6.7500       1,461       0.155
     Third Quarter      8.0000     6.5625       1,225       0.155
     Fourth Quarter     8.4500     7.0000       1,496       0.155


    On April 15, 2002, the last sale price of the common stock was $12.89 per share and the number of shareholders of record was 1,432.

Item 6.   Selected Financial Data.
-------   ------------------------

     The information required by this item is incorporated herein by reference to page 14 of the Company's 2002 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

     The information required by this item is incorporated herein by reference to pages 14 through 17 of the Company's 2002 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 7a.  Quantitative and Qualitative Disclosure
--------  ---------------------------------------
          About Market Risk.
          ------------------

    The information required by this item is incorporated by reference to page 17 of the Company's 2002 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

     The information required by this item is incorporated herein by reference to pages 20 through 36 of the Company's 2002 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 9.   Changes in and Disagreements with Accountants
-------   ---------------------------------------------
          on Accounting and Financial Disclosure.
          ---------------------------------------

     Not applicable.

                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

     For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information required by this item regarding Directors is incorporated by reference to pages 3 through 7 of the Company's
Proxy Statement dated May 17, 2002.

Item 11.  Executive Compensation.
--------  -----------------------

     The information required by this item is incorporated herein by reference to pages 6 through 13 of the Company's Proxy
Statement dated May 17, 2002.

Item 12.  Security Ownership of Certain Beneficial
--------  -----------------------------------------
          Owners and Management.
          ----------------------

     The information required by this item is incorporated herein by reference to pages 2 through 3 of the Company's Proxy
Statement dated May 17, 2002.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     There were no significant transactions between the Company and any directors or officers during the past fiscal year.

                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedule,
--------  ----------------------------------------
          and Reports on Form 8-K.
          ------------------------

           (a)  1. (a) 2.  Financial Statements and Financial
                             Statement Schedule.
                   See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page S-1).
                3. Exhibits
                   (i) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to
                   Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
                   (ii) Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrants Form 10-Q Quarterly Report for the quarter ended
                   November 30, 1997.
                   (13) Portions of 2002 Annual Report to Shareholders.
                   (21)    Subsidiaries of Registrant.
                   (23.1)  Independent Auditors' Consent.
                   (23.2)  Independent Auditors' Consent.

           (b) Reports on Form 8-K:
               --------------------

               The Company filed a report on Form 8-K on January 29, 2002 regarding changes in Registrant's Certifying
               Accountant pursuant to Item 4 of such Form.

     UNDERTAKINGS WITH RESPECT TO REGISTRANT'S REGISTRATION
                      STATEMENTS,  FORM S-8
      (NUMBERS:  33-43087, 333-58963, 333-44624, 333-38100)

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

                                   (Registrant)
                                   ENNIS BUSINESS FORMS, INC.

Date:         May 20, 2002         BY: /s/ Keith S. Walters
              ------------         ------------------------------
                                   Keith S. Walters, Chairman of
                                   the Board, Chief Executive
                                   Officer and President


Date:         May 20, 2002         BY: /s/  Robert M. Halowec
              ------------         ------------------------------
                                   Robert M. Halowec
                                   Vice President - Finance and
                                   Chief Financial Officer


Date:         May 20, 2002         BY: /s/ Harve Cathey
              ------------         ------------------------------
                                   Harve Cathey
                                   Secretary and Treasurer,
                                   Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:         May 20, 2002         BY: /s/ Keith S. Walters
              ------------         ------------------------------
                                   Keith S. Walters, Director


Date:         May 20, 2002         BY: /s/ Ewell L. Tankersley
              ------------         ------------------------------
                                   Ewell L. Tankersley, Director


Date:         May 20, 2002         BY: /s/ Robert L. Mitchell
              ------------         ------------------------------
                                   Robert L. Mitchell, Director


Date:         May 20, 2002         BY: /s/ Thomas R. Price
              ------------         ------------------------------
                                   Thomas R. Price, Director


Date:         May 20, 2002         BY: /s/ Kenneth G. Pritchett
              ------------         ------------------------------
                                   Kenneth G. Pritchett, Director

                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE



     The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 2002 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 6, 7 and 8 incorporating certain portions of the Company's 2002 Annual Report to Shareholders, such 2002 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.


                                                       2002
                                                      Annual
                                                    Report to
                                             Form     Share-
                                             10-K    holders
                                             ----    -------
Consolidated Financial Statements of the Company:
  Consolidated Balance Sheets - February 28,
    2002 and 2001                                       22
  Consolidated Statements of Earnings -
    years ended February 28 or 29, 2002,
    2001 and 2000                                       20
  Consolidated Statements of Cash Flows -
    years ended February 28 or 29, 2002,
    2001 and 2000                                       21
  Notes to Consolidated Financial Statements          23 - 35

Independent Auditors' Report for years
  ended February 28, 2001 and
  February 29, 2000                           S-2

Independent Auditors' Report for year
  ended February 28, 2002                     S-3

  II - Valuation and qualifying accounts      S-4

  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.

                  Independent Auditors' Report


The Board of Directors and Shareholders
Ennis Business Forms, Inc.:

We have audited the consolidated balance sheet of Ennis Business Forms, Inc. and subsidiaries as of February 28, 2001 and the related consolidated statements of earnings and cash flows for each of the years in the two-year period ended February 28, 2001. We also have audited the related financial statement schedule for the two-year period ended February 28, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis Business Forms, Inc. and subsidiaries as of February 28, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the two-year period ended February 28, 2001.


                                    /s/ KPMG LLP


Dallas, Texas
April 12, 2001

                 Report of Independent Auditors




Board of Directors and Shareholders
Ennis Business Forms, Inc.

We have audited the accompanying consolidated balance sheet of Ennis Business Forms, Inc. and subsidiaries (the Company) as of February 28, 2002, and the related consolidated statements of earnings and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ennis Business Forms, Inc. and subsidiaries as of February 28, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                       ERNST & YOUNG, LLP


Dallas, Texas
April 5, 2002

                                   Schedule II

                   ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                       Three Years Ended February 28, 2002
                                 (In thousands)

                                         Additions
                        Balance at   Charged    Charged               Balance
                        beginning       to      to other              at end
      Description        of year    operations  accounts  Deductions  of year
      -----------       ----------  ----------  --------  ----------  -------
     Year ended February 28, 2002:
  Allowance for
  doubtful receivables     $1,484      1,007      25 (2)    1,030 (3)   1,486
                           ======      =====      ======    =========   =====

     Year ended February 28, 2001:
  Allowance for
  doubtful receivables     $1,263        901     241 (1)      921 (3)   1,484
                           ======        ===     =======      =======   =====

     Year ended February 29, 2000:
  Allowance for
  doubtful receivables     $1,202        481      59 (2)      479 (3)   1,263
                           ======        ===      ======      =======   =====


Notes:
------
  (1) Principally Allowance from Acquisition of Northstar Computer Forms, Inc.
  (2) Principally collection of accounts previously charged off.
  (3) Charge-off of uncollectible receivables.