Form 10-Q
period 2002-05-31
ENNIS BUSINESS FORMS INC
filed 2002-06-27
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              MAY 31, 2002
                 ------------------------------------------------

Commission File Number            1-5807
                       ------------------------------------------

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


                               No Change
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X   No
                                                    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                     Outstanding at May 31, 2002
----------------------------------    ---------------------------
Common stock, par value $2.50                 16,272,938
  per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


Part I.   Financial information - unaudited

   Condensed Consolidated Balance Sheets --
     May 31, 2002 and February 28, 2002                 2 - 3

   Condensed Consolidated Statements of Earnings --
     Three Months Ended May 31, 2002 and 2001             4

   Condensed Consolidated Statements of Cash Flows --
     Three Months Ended May 31, 2002 and 2001             5

   Notes to Condensed Consolidated Financial
     Statements                                         6 - 9

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations               10 - 13

Part II. Other Information                             14 - 15

Signatures                                               16

                 PART I.  FINANCIAL INFORMATION

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                              May 31,    February 28,
                                               2002          2002
                                               ----          ----
                                            (unaudited)

                         Assets
                         ------

Current assets:
   Cash and cash equivalents                  $ 19,122       $ 16,180
   Investment securities                         1,080          1,802
   Accounts receivable, net                     30,443         28,713
   Prepaid expenses                              1,530            814
   Inventories                                  12,015         12,222
   Contract costs in excess of billings            545            256
   Other current assets                          2,452          2,659
                                               -------        -------
              Total current assets              67,187         62,646
                                               -------        -------

Property, plant and equipment, net              49,531         51,343

Goodwill, net                                   21,945         21,951

Other assets                                     2,609          3,094
                                               -------        -------

                                              $141,272       $139,034
                                               =======        =======










                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                              May 31,   February 28,
                                               2002         2002
                                               ----         ----
                                            (unaudited)
    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
   Accounts payable                          $  6,008    $   5,568
   Accrued expenses:
      Employee compensation and benefits        6,258        4,770
      Taxes other than income                   1,124          970
      Other                                     3,068        3,623
   Federal and State income taxes payable       1,753           --
   Current installments of long-term debt       8,977        9,035
                                              -------      -------
              Total current liabilities        27,188       23,966
                                              -------      -------

Long-term debt, less current installments       7,320        9,170

Deferred credits, principally income taxes      9,859        9,863

Shareholders' equity:
   Preferred stock, at par value                  --            --
   Common stock, at par value                 53,125        53,125
   Additional paid in capital                  1,040         1,040
   Retained earnings                         133,472       132,694
   Accumulated other comprehensive loss         (309)         (401)
                                             -------       -------
                                             187,328       186,458
   Treasury stock                            (90,423)      (90,423)
                                             -------       -------

              Total shareholders' equity      96,905        96,035
                                             -------       -------

                                            $141,272      $139,034
                                             =======       =======




See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)


                                             Three Months Ended
                                                   May 31,
                                              2002         2001
                                              ----         ----

Net sales                                    $57,743      $59,823

Costs and expenses:
   Cost of sales                              42,739       43,742
   Selling, general and administrative
     expenses                                  9,351        9,854
                                              ------       ------

                                              52,090       53,596
                                              ------       ------

Earnings from operations                       5,653        6,227
                                              ------       ------

Other income (expense):
   Investment income                              72          173
   Interest expense                             (338)        (686)
   Other                                         (65)        (104)
                                              ------       ------

                                                (331)        (617)
                                              ------       ------

Earnings before income taxes                   5,322        5,610

Provision for income taxes                     2,022        2,202
                                              ------       ------

Net earnings                                 $ 3,300      $ 3,408
                                              ======       ======

Weighted average number of common shares
   outstanding - diluted                  16,493,293   16,299,564
                                          ==========   ==========

Per share amounts:
   Net earnings per share of common
     stock - basic and diluted                 $ .20        $ .21
                                               =====        =====

   Cash dividends                              $.155        $.155
                                               =====        =====


See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                               Three Months Ended
                                                     May 31
                                                 2002       2001
                                                 ----       ----
Cash flows from operating activities:
   Net earnings                               $ 3,300     $ 3,408
   Adjustments to reconcile net earnings to
      net cash provided by operating
        activities:
          Depreciation                          2,248       2,202
          Amortization                             --         410
          (Gain) loss on sale of property,
            plant, and equipment                  (23)          2
          Changes in operating assets and
            liabilities:
             Receivables                       (1,730)     (1,323)
             Prepaid expenses                    (716)       (570)
             Inventories                          207       1,559
             Contract costs in excess of
               billings                          (289)        (61)
             Other current assets (net of
               deferred taxes)                    190         (50)
             Accounts payable and accrued
               expenses                         1,619         460
             Other assets and liabilities       2,251       2,375
                                               ------      ------

             Net cash provided by operating
               activities                       7,057       8,412
                                               ------      ------

Cash flows from investing activities:
   Capital expenditures                          (440)       (563)
   Redemption of investments                      722         372
   Proceeds from disposal of property              27          --
   Other                                            6          --
                                               ------      ------

           Net cash provided by (used in)
             investing activities                 315        (191)
                                               ------      ------

Cash flows from financing activities:
   Repayment of debt issued to finance
     Northstar acquisition                     (1,850)     (3,200)
   Dividends                                   (2,522)     (2,522)
   Other                                          (58)        (60)
                                               ------      ------

           Net cash used in financing
             activities                        (4,430)     (5,782)
                                               ------      ------

Net change in cash and cash equivalents         2,942       2,439
Cash and cash equivalents at beginning of
  period                                       16,180       8,964
                                               ------      ------

Cash and cash equivalents at end of period    $19,122     $11,403
                                               ======      ======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended May 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002, from which the accompanying condensed consolidated balance sheet at February 28, 2002 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of May 31, 2002, the Company has reserved 855,527 shares of common stock under incentive stock option plans. At May 31, 2002 and 2001, 71,250 and 290,400 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                 May 31,   February 28,
                                  2002         2002
                                  ----         ----

             Raw material        $ 5,931    $ 6,065
             Work-in-process       1,206      1,216
             Finished goods        4,878      4,941
                                  ------     ------

                                 $12,015    $12,222
                                  ======     ======

4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated other comprehensive loss consists of the effective unrealized portion of changes in the fair value of the Company's cash flow hedge. Comprehensive income was approximately $3,391,850 for the three months ended May 31, 2002 and $2,695,000 for the three months ended May 31, 2001.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure
   (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months ended May 31, 2002 and 2001 were as follows (in thousands):


                              Forms     Promotional   Financial
                            Solutions    Solutions    Solutions              Consolidated
                              Group        Group        Group     Corporate     Totals
                              -----        -----        -----     ---------     ------
 Three months ended
   May 31, 2002:
   Net sales                 $27,436      $18,238     $12,069       $   --    $ 57,743
   Depreciation                  654          573         826          195       2,248
   Amortization                   --           --          --           --          --
   Segment earnings
     (loss) before
     income tax                4,369        1,718         875       (1,640)      5,322
   Segment assets             55,764       38,757      41,991        4,760     141,272
   Capital
     expenditures                122          174          69           75         440

 Three months ended
   May 31, 2001:
   Net sales                 $28,846      $19,237     $11,740       $   --    $ 59,823
   Depreciation                  613          600         853          136       2,202
   Amortization                   41           91         278           --         410
   Segment earnings
     (loss) before
     income tax                4,873        1,776         457       (1,496)      5,610
   Segment assets             49,737       39,676      46,617        5,383     141,413
   Capital
     expenditures                167          123          --          273         563

"Post-it" is a registered trademark of 3M.

6. Derivative Financial Instruments and Hedging Activities
   -------------------------------------------------------
   Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation.

   The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. Amounts receivable or payable under interest rate swap agreements are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 6.89% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $15,050,000 at May 31, 2002. The fair value of the swap at May 31, 2002 was approximately ($309,000) and the change in the fair value of the loss from March 1, 2002, net of tax, has been charged to Other Comprehensive Income (Loss).

7. Goodwill and Other Intangible Assets
   ------------------------------------
   In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142,
   "Goodwill and Other Intangible Assets" (SFAS No.142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

   The Company adopted SFAS No. 142 effective March 1, 2002. Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects net income adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill.


   (In thousands)                       Three months ended
                                   May 31, 2002   May 31, 2001
                                   ------------   ------------

   Reported net income                $3,300         $3,408
   Goodwill amortization                  --            251
                                       -----          -----
   Adjusted net income                $3,300         $3,659
                                       =====          =====

   Diluted earnings per share:
     Reported net income              $  .20         $  .21
     Goodwill amortization                --            .01
                                       -----          -----

     Adjusted diluted earnings
       per share                      $  .20         $  .22
                                       =====          =====

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------
The Company has maintained a strong financial position with working capital at May 31, 2002, of $39,999,000, an increase of 3.4% from the beginning of the year, and a current ratio of 2.5 to 1. The increase is due to cash flows provided from operating activities - net income and better asset management. The Company has $19,122,000 in cash and cash equivalents, $1,080,000 in short term investments, and $7,320,000 in long-term debt, less current installments. The Company made scheduled payments of $850,000 and pre-paid $1,000,000 of the debt financing during the quarter ended May 31, 2002. The Company anticipates repaying the long-term debt of $1,850,000 per quarter through June 2003. The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements. Capital expenditures for the quarter totaled $440,000. For the full fiscal year, capital expenditures are expected to be between $2,000,000 and $5,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.


Accounting Standards
--------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Effective March 1, 2002, the Company adopted the provisions of SFAS No. 142. Accordingly, the Company stopped amortization of goodwill effective at the date of adoption. Adoption of SFAS No. 142, resulted in an increase to after tax earnings of $.01 per diluted share and is estimated to increase after-tax earnings by approximately $.06 per diluted share for the fiscal year 2003. The Company tested for impairment using projected cash flows and representative earnings multiples for the industry on March 1, 2002. Based on the test, no impairment of goodwill was indicated or recorded.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" (SFAS No. 144) which is effective for the Company beginning March 1, 2002 and supercedes, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regard to the impairment of long-lived assets. The adoption of SFAS No.144 had no effect on the financial statements for the quarter ended May 31, 2002.

Results of Operations
---------------------
Net sales for the first quarter ended May 31, 2002 decreased 3.5% from the corresponding period in the prior year. This results from a decrease in the consolidated net sales contribution from the Forms Solutions Group of 2.3% due to declines in the general economy and in the industry and from the Promotional Solutions Group of 1.7% due to weakness in the general economy. This was mitigated by a .5% increase in contribution to consolidated net sales from the Financial Solutions Group.

Gross profit margins decreased from 26.9% in the first quarter ended May 31, 2001 to 26.0% in the first quarter ended May 31, 2002. The decrease is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 29.2% in the first quarter ended May 31, 2001 to 28.8% in the first quarter ended May 31, 2002. The decrease is a result of less fixed cost absorption due to decreased sales. The general weakness in the economy and the decline in the forms industry contributed to decreased sales volume and lower prices in the Forms Solutions Group. The Promotional Solutions Group gross profit margin decreased from 22.2% in the first quarter ended May 31, 2002 to 21.7% in the first quarter ended May 31, 2002. The decrease is a result of less fixed cost absorption resulting from decreased sales volume due to the weakness in the general economy. The Financial Solutions Group gross profit margin decreased  from  29.0%  to  25.9%.  The  decrease  is  due  to  a combination of lower fixed cost absorption resulting from decreased sales volume in certain plants and a shift in mix to lower margin products in the quarter.

Selling, general and administrative expenses for the first quarter ended May 31, 2002 decreased 5.1% compared to the corresponding period in the prior year. Effective cost reduction programs implemented in the Promotional Solutions Group and the elimination of goodwill expense resulting from the adoption of SFAS No. 142 accounted for 2.9% of the reduction. The elimination of goodwill expense resulting from the adoption of SFAS No. 142 in the Financial Solutions Group accounted for 3.0% of the decrease. The remaining difference was primarily a result of increase in depreciation related to the Company's Enterprise Resource Planning Software (ERP) System.

Interest expense decreased from $686,000 in the first quarter ended May 31, 2001 to $338,000 in the first quarter ended May 31, 2002 as a result of reductions of Northstar financing debt.

Investment and other income decreased from $69,000 in the first quarter ended May 31, 2001 to $7,000 in the first quarter ended
May 31, 2002 due to decreases in interest rates.

The effective rate of the Federal and state income tax expense was 38.0% and 39.3% for the first quarter ended May 31, 2002 and May 31, 2001, respectively. The primary reason for the decrease is due to the elimination of non-deductible goodwill expense for quarter ended May 31, 2002 as a result of the adoption of SFAS No. 142.

Critical Accounting Policies and Judgments
------------------------------------------
In preparing our financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We exercise judgment in evaluating our long-lived assets for impairment. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions.

Revenue  is  recognized upon shipment for all  printed  products.
Revenue   from   fixed  price  contracts  for  the   design   and
construction of tools, dies and special machinery is recognized using the percentage of completion method of accounting.

Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. Amounts receivable or payable under interest rate swap agreements are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the after tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.


Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in Note 6 of the Notes to the Consolidated Financial Statements for period ended May 31, 2002.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $16.06 million at May 31, 2002. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2002 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Certain Factors That May Affect Future Results
----------------------------------------------
The Forms Solutions Group sells a mature product line of business forms  and other printed business products.  The demand for  this
product   line  may  decrease  with  increasing  electronic   and
paperless forms and filings.

The Promotional and Financial Solutions Groups are dependent upon certain major customers. The loss of such customers may affect the revenue and earnings of the Groups.

The Company has various contracts with suppliers that are subject to change upon renewal and may not provide the same cost ratios for future periods.

Forward Looking Statement
-------------------------
Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of June 27, 2002.

                   PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The Company held its Annual Meeting of Shareholders on June
    20, 2002.

(b) Proxies  for  the  meeting  were  solicited  pursuant   to
    Regulation 14; there was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement and all such nominee's were elected.

    Directors elected were:

      Nominees for Director    Votes Cast for   Votes Withheld
      ---------------------    --------------   --------------

      Keith S. Walters          14,118,894          848,757
      James B. Gardner          14,118,071          849,580
      Kenneth E. Overstreet     14,123,041          844,610

(c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negatives votes respectively.

    Selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 28, 2003.

               For                14,746,032
               Against                62,769
               Abstain               158,850
               Broker-non votes           --

Item 6.        Exhibits and Reports on Form 8-k
-----------------------------------------------

          (b)  Reports on Form 8-K
               None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date June 27, 2002              /s/Robert M. Halowec
     --------------------       --------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date June 27, 2002              /s/Harve Cathey
     --------------------       --------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer