Form 10-Q
period 2002-08-31
ENNIS BUSINESS FORMS INC
filed 2002-10-15
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         AUGUST 31, 2002
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

                                               Yes  X     No
                                                  -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                   Outstanding at August 31, 2002
---------------------------        ------------------------------
Common stock, par value                      16,277,224
  $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


  Part I.   Financial information - unaudited

     Item 1 - Financial Statements
        Condensed Consolidated Balance Sheets --
          August 31, 2002 and February 28, 2002         2 - 3

        Condensed Consolidated Statements of
          Earnings -- Three and Six Months Ended
          August 31, 2002 and 2001                        4

        Condensed Consolidated Statements of Cash
          Flows -- Six Months Ended August 31, 2002
          and 2001                                        5

        Notes to Condensed Consolidated Financial
          Statements                                    6 - 9

     Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations  10 - 13

     Item 3 - Quantitative and Qualitative
        Disclosures of Market Risk                        13

     Item 4 - Controls and Procedures                     14

  Part II. Other Information                              15

  Signatures                                              16

                 PART I.  FINANCIAL INFORMATION

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                        August 31,   February 28,
                                           2002          2002
                                           ----          ----
                                        (unaudited)
                       Assets
                       ------

Current assets:
   Cash and cash equivalents            $ 18,242     $ 16,180
   Investment securities                     360        1,802
   Accounts receivable, net               29,450       28,713
   Prepaid expenses                        2,118          814
   Inventories                            12,693       12,222
   Contract costs in excess of billings      601          256
   Other current assets                    2,494        2,659
                                         -------      -------
             Total current assets         65,958       62,646
                                         -------      -------

Property, plant and equipment, net        48,712       51,343

Goodwill, net                             21,945       21,951

Other assets                               2,093        3,094
                                         -------      -------

                                        $138,708     $139,034
                                         =======      =======










                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                        August 31,   February 28,
                                           2002          2002
                                           ----          ----
                                        (unaudited)

 Liabilities and Shareholders' Equity
 ------------------------------------

 Current liabilities:
    Accounts payable                    $  6,673     $  5,568
    Accrued expenses:
        Employee compensation and
          benefits                         5,150        4,770
        Taxes other than income            1,301          970
        Other                              3,435        3,623
    Current installments of long-term
      debt                                 8,793        9,035
                                         -------      -------
             Total current liabilities    25,352       23,966
                                         -------      -------

 Long-term debt, less current
   installments                            5,135        9,170

 Deferred credits, principally income
   taxes                                   9,855        9,863

 Shareholders' equity:
    Preferred stock, at par value             --           --
    Common stock, at par value            53,125       53,125
    Additional paid in capital               961        1,040
    Retained earnings                    134,765      132,694
    Accumulated other comprehensive
      loss                                  (244)        (401)
                                         -------      -------
                                         188,607      186,458

    Treasury stock                       (90,241)     (90,423)
                                         -------      -------

             Total shareholders'
               equity                     98,366       96,035
                                         -------      -------

                                        $138,708     $139,034
                                         =======      =======





See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)

                        Three Months Ended      Six Months Ended
                            August 31,             August 31,
                         2002       2001        2002        2001
                         ----       ----        ----        ----
Net sales                $56,646    $58,695    $114,389    $118,518

Costs and expenses:
   Cost of sales          41,050     41,729      83,789      85,471
   Selling, general
     and administra-
     tive expenses         9,123     10,034      18,474      19,888
                          ------     ------     -------     -------

                          50,173     51,763     102,263     105,359
                          ------     ------     -------     -------

Earnings from
  operations               6,473      6,932      12,126      13,159
                          ------     ------     -------     -------

Other income
  (expense):
   Interest expense         (300)      (469)       (638)     (1,155)
   Investment and
     other income            (16)       239          (9)        308
                          ------     ------     -------     -------

                            (316)      (230)       (647)       (847)
                          ------     ------     -------     -------

Earnings before
  income taxes             6,157      6,702      11,479      12,312

Provision for
  income taxes             2,340      2,655       4,362       4,857
                          ------     ------     -------     -------

Net earnings             $ 3,817    $ 4,047    $  7,117    $  7,455
                          ======     ======     =======     =======

Weighted average
  number of common
  shares
  outstanding -
  Basic               16,280,438 16,271,913  16,277,224  16,271,421
   Plus incremental
     shares from
     assumed
     exercise
     of stock
     options             218,668     34,785     218,668      34,785
                      ---------- ----------  ----------  ----------
Weighted average
  number of common
  shares
  outstanding -
  Diluted             16,499,106 16,306,698  16,495,892  16,306,206
                      ========== ==========  ==========  ==========

Per share amounts:
   Net earnings -
     basic               $.24       $.25        $.44        $.46
                         ====       ====        ====        ====
   Net earnings -
     diluted             $.23       $.25        $.43        $.46
                         ====       ====        ====        ====

   Cash dividends
    per share           $.155      $.155        $.31        $.31
                        =====      =====        ====        ====

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                               Six Months Ended
                                                   August 31
                                                2002      2001
                                                ----      ----
Cash flows from operating activities:
   Net earnings                               $ 7,117   $ 7,455
   Adjustments to reconcile net earnings to
       net cash provided by operating
       activities:
         Depreciation                           4,722     4,401
         Amortization                              --       820
         (Gain) loss on sale of property,
           plant, and equipment                    (2)        7
         Changes in operating assets and
           liabilities:
            Receivables                          (737)    1,288
            Prepaid expenses                   (1,304)     (781)
            Inventories                          (471)      925
            Contract costs in excess of
              billings                           (345)     (548)
            Other current assets (net of
              deferred taxes)                     148       (39)
            Accounts payable and accrued
              expenses                          1,785       686
            Other assets and liabilities        1,010     2,140
                                               ------    ------

            Net cash provided by operating
              activities                       11,923    16,354
                                               ------    ------

Cash flows from investing activities:
   Capital expenditures                        (2,146)   (1,032)
   Redemption of investments                    1,442       723
   Proceeds from disposal of property              57        --
   Other                                            6        --
                                               ------    ------

            Net cash used in investing
              activities                         (641)     (309)
                                               ------    ------

Cash flows from financing activities:
   Repayment of debt issued to finance
     Northstar acquisition                     (3,840)   (5,190)
   Issue of treasury stock for option
     exercises                                    103        21
   Dividends                                   (5,046)   (5,044)
   Other                                         (437)     (470)
                                               ------    ------

            Net cash used in financing
              activities                       (9,220)  (10,683)
                                               ------    ------

Net change in cash and cash equivalents         2,062     5,362
Cash and cash equivalents at beginning of
  period                                       16,180     8,964
                                               ------    ------

Cash and cash equivalents at end of period    $18,242   $14,326
                                               ======    ======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ----------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended August 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002, from which the accompanying condensed consolidated balance sheet at February 28, 2002 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of August 31, 2002, the Company has reserved 855,527 shares of common stock under incentive stock option plans. For the six month periods ended August 31, 2002 and 2001, 71,250 and 600,000 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                               August 31,  February 28,
                                  2002         2002
                                  ----         ----

          Raw material          $ 6,471      $ 6,065
          Work-in-process         1,133        1,216
          Finished goods          5,089        4,941
                                 ------       ------

                                $12,693      $12,222
                                 ======       ======


4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated other comprehensive loss consists of the effective unrealized portion of changes in the fair value of the Company's cash flow hedge. Comprehensive income was approximately $7,274,000 for the six months ended August 31, 2002 and $6,999,000 for the six months ended August 31, 2001.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure
   (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months and six months ended August 31, 2002 and 2001 were as follows (in thousands):

                                        Forms    Promotional  Financial
                                      Solutions   Solutions   Solutions              Consolidated
                                        Group       Group       Group    Corporate      Totals
                                        -----       -----       -----    ---------      ------
 Three months ended August 31, 2002:
   Net sales                         $26,660      $18,009     $11,977    $     --     $ 56,646
   Depreciation                          909          573         801         191        2,474
   Amortization                           --           --          --          --           --
   Segment earnings (loss) before
     income tax                        4,767        2,257         701      (1,568)       6,157
   Segment assets                     53,988       38,740      41,163       4,817      138,708
   Capital expenditures                  189          322         927         268        1,706

 Three months ended August 31, 2001:
   Net sales                         $28,661      $18,347     $11,687    $     --     $ 58,695
   Depreciation                          643          580         842         134        2,199
   Amortization                           26           97         287          --          410
   Segment earnings (loss) before
     income tax                        5,453        2,018         633      (1,402)       6,702
   Segment assets                     51,983       38,927      44,244       5,468      140,622
   Capital expenditures                  227          126          54          62          469

 Six months ended August 31, 2002:
   Net sales                         $54,096      $36,247     $24,046    $     --     $114,389
   Depreciation                        1,564        1,145       1,627         386        4,722
   Amortization                           --           --          --          --           --
   Segment earnings (loss) before
     income tax                        9,136        3,975       1,576      (3,208)      11,479
   Segment assets                     53,988       38,740      41,163       4,817      138,708
   Capital expenditures                  311          496         996         343        2,146

 Six months ended August 31, 2001:
   Net sales                         $57,510      $37,581     $23,427    $     --     $118,518
   Depreciation                        1,277        1,159       1,695         270        4,401
   Amortization                           53          202         565          --          820
   Segment earnings (loss) before
     income tax                       10,326        3,794       1,090      (2,898)      12,312
   Segment assets                     51,983       38,927      44,244       5,468      140,622
   Capital expenditures                  366          249          81         336        1,032

"Post-it" is a registered trademark of 3M.

6. Derivative Financial Instruments and Hedging Activities
   --------------------------------------------------------
   Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation.

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

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 6.89% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $13,200,000 at August 31, 2002. The fair value of the swap at August 31, 2002 was approximately ($244,000) and the change in the fair value of the loss from March 1, 2002, net of tax, has been charged to Accumulated other comprehensive loss.

7. Goodwill and Other Intangible Assets
   -------------------------------------
   In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142,
   "Goodwill and Other Intangible Assets" (SFAS No.142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

   The Company adopted SFAS No. 142 effective March 1, 2002. Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects net income adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill.


   (In thousands)                 Three months      Six months
                                      ended           ended
                                   August 31,       August 31,
                                  2002    2001     2002    2001
                                  ----    ----     ----    ----

   Reported net income           $3,817  $4,047   $7,117  $7,455
   Goodwill amortization,
     net of tax benefit              --     248       --     497
                                  -----   -----    -----   -----

   Adjusted net income           $3,817  $4,295   $7,117  $7,952

   Diluted earnings per share:
     Reported net income         $  .23  $  .25   $  .43  $  .46
     Goodwill amortization,
       net of tax benefit            --     .01       --     .03
                                  -----   -----    -----   -----

     Adjusted diluted earnings
       per share                 $  .23  $  .26   $  .43  $  .49
                                  =====   =====    =====   =====

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company has maintained a strong financial position with working capital at August 31, 2002, of $40,606,000, an increase of 5.0% from the beginning of the year, and a current ratio of
2.6 to 1. The increase is due to cash flows provided from operating activities - net income and better asset management. The Company has $18,242,000 in cash and cash equivalents, $360,000 in short term investments, and $5,135,000 in long-term debt, less current installments. The Company made scheduled payments of $1,840,000 and pre-paid $2,000,000 of the debt financing for the six months ended August 31, 2002. The Company anticipates repaying the long-term debt of $1,850,000 per quarter through June 2003. The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business  requirements.  Capital expenditures for the six  months totaled $2,146,000. For the full fiscal year, capital expenditures are expected to be between $2,000,000 and $5,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.


Accounting Standards
--------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets would be amortized over their useful lives. Effective March 1, 2002, the Company adopted the provisions of SFAS No. 142. Accordingly, the Company stopped amortization of goodwill effective at the date of adoption. Adoption of SFAS No. 142, resulted in an increase to after tax earnings of $.01 per diluted share in the quarter ended August 31, 2002, $.03 per diluted share for the six months ended August 31, 2002 and is estimated to increase after-tax earnings by approximately $.06 per diluted share for the fiscal year 2003. The Company tested for impairment using projected cash flows and representative earnings multiples for the industry on March 1, 2002. Based on the test, no impairment of goodwill was indicated or recorded.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" (SFAS No. 144) which is effective for the Company beginning March 1, 2002 and supercedes, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regard to the impairment of long-lived assets. The adoption of SFAS No.144 had no effect on the financial statements for the quarter ended August 31, 2002.

Results of Operations 2002
-------------------------------
Net sales for the three and six months ended August 31, 2002 decreased 3.5% from the corresponding periods in the prior year. This resulted from a decrease in the consolidated net sales contribution from the Forms Solutions Group of 3.4% for the three months ended August 31, 2002 and 2.9% for the six months ended August 31, 2002, due to declines in the general economy and in the industry. The consolidated net sales contribution from the Promotional Solutions Group decreased .6% for the three months ended August 31, 2002 and 1.1% for the six months ended August 31, 2002 due to weakness in the general economy. This was mitigated by a .5% increase in contribution to consolidated net sales from the Financial Solutions Group for the three and six months ending August 31, 2002 in spite of weak economic conditions.

Gross  profit  margins decreased from 28.9% in the  three  months ended August 31, 2001 to 27.5% in the three months ended August 31, 2002. Gross profit margins decreased from 27.9% in the six months ended August 31, 2001 to 26.8% in the six months ending August 31, 2002. The decrease is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 31.3% in the three months ended August 31, 2001 to 30.4% in the three months ended August 31, 2002, and from 30.0% in the six months ended August 31, 2001 to 29.4% in the six months ended August 31, 2002. The decrease is a result of less fixed cost absorption due to decreased sales. The general weakness in the economy and the decline in the forms industry contributed to decreased sales volume and lower prices in the Forms Solutions Group. The Promotional Solutions Group gross profit decreased from 24.9% in the three months ended August 31, 2001 to 24.6% in the three months ended August 31, 2002, and from 23.5% in the six months ended August 31, 2001, to 23.2% in the six months ended August 31, 2002. The decrease is a result of less fixed cost absorption resulting from decreased sales volume due to weakness in the general economy. This was somewhat mitigated by operational efficiencies and cost controls exhibited in the Adams McClure sector of this group. The Financial Solutions Group gross profit decreased from 28.8% in the three months ending August 31, 2001 to 24.4% in the three months ending August 31, 2002, and from 28.9% in the six months ending August 31, 2001 to 25.2% in the six months ending August 31, 2002. The decrease is due to a combination of lower fixed cost absorption resulting from decreased sales volumes in certain plants and a shift in mix to lower margin products in the quarter. In addition a move to a new operating facility in one of the locations, which was completed in July of 2002, exacerbated the reduction in margins due to costs incurred for the move and incurrence of operational inefficiencies during the move period.

Selling, general and administrative expenses decreased 9.1% for the three months ended August 31, 2002 and 7.1% for the six months ended August 31, 2002 when compared to the corresponding periods in the prior year. For the three and six months ended August 31, 2002, $410,000 and $820,000 of the decrease, respectively, is due to the elimination of goodwill expense resulting from the adoption of SFAS No. 142. The remainder is mostly due to effective cost reduction programs implemented in the Promotional Solutions and Forms Solutions Groups offset with an increase in depreciation related to the Company's Enterprise Resource Planning Software (ERP) System.

Interest expense decreased from $469,000 in the three months ended August 31, 2001 to $300,000 in the three months ended August 31, 2002, and from $1,155,000 in the six months ending August 31, 2001 to $638,000 in the six months ending August 31, 2002 as a result of reductions of Northstar financing debt.

Investment and other income decreased from $239,000 in the three months ended August 31, 2001 to ($16,000) in the three months ended August 31, 2002, and from $308,000 in the six months ending August 31, 2001 to ($9,000) in the six months ended August 31, 2002 due to decreases in interest rates and the netting of miscellaneous expenses against other income.

The effective rate of the Federal and state income tax expense was 38.0% and 39.45% for the six months ended August 31, 2002 and August 31, 2001, respectively. The primary reason for the decrease is due to the elimination of non-deductible goodwill expense for the quarter and six months ended August 31, 2002 as a result of the adoption of SFAS No. 142.


Critical Accounting Policies and Judgments
-------------------------------------------
In preparing our financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Certain Factors That May Affect Future Results
-----------------------------------------------
The Forms Solutions Group sells a mature product line of business forms  and other printed business products.  The demand for  this
product   line  may  decrease  with  increasing  electronic   and
paperless forms and filings.

The Promotional and Financial Solutions Groups are dependent upon certain major customers. The loss of such customers may affect the revenue and earnings of the Groups.

The Company has various contracts with suppliers that are subject to change upon renewal and may not provide the same cost ratios for future periods.

Forward looking statement
--------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of October 14, 2002.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in Note 6 of the Notes to the Consolidated Financial Statements for period ended August 31, 2002.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $13.87 million at August 31, 2002. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2002 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                   PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-k
-----------------------------------------------

               (a)  Exhibits
                    Exhibit 10.1   Agreement Between MeadWestvaco
                                     Paper Group and Ennis
                                     Business Forms
                    Exhibit 10.2   UPS Ground, Air Hundredweight
                                     and Sonicair Incentive
                                     Program Carrier Agreement
                    Exhibit 99.1   Certification Pursuant to
                                     18 U.S.C.
                      Section 1350, as Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act
                        of 2002
                    Exhibit 99.2   Certification Pursuant to
                                     18.U.S.C.
                      Section 1350, as Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act
                        of 2002

            (b)  Reports on Form 8-K
                 None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date October 14, 2002           /s/Robert M. Halowec
     ------------------         --------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date October 14, 2002           /s/Harve Cathey
     ------------------         --------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer

                          CERTIFICATION


I, Keith S. Walters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ennis Business Forms, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial
   condition,  results  of  operations  and  cash  flows  of   the
   registrant as of, and for, the periods presented in this quarterly report;

4. The   registrant's  other  certifying  officers   and   I   are
   responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented   in   this   quarterly  report   our  conclusions
      about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any   fraud,   whether   or  not  material,   that  involves
      management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Keith S. Walters

Keith S. Walters
Chief Executive Officer
October 14, 2002

                          CERTIFICATION


I, Robert M. Halowec, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ennis Business Forms, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial
   condition,  results  of  operations  and  cash  flows  of   the
   registrant as of, and for, the periods presented in this quarterly report;

4. The   registrant's  other  certifying  officers   and   I   are
   responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any   fraud,   whether   or  not  material,   that  involves
      management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert M. Halowec

Robert M. Halowec
Chief Financial Officer
October 14, 2002

                        INDEX TO EXHIBITS



           Exhibit 10.1   Agreement Between MeadWestvaco
                            Paper Group and Ennis Business Forms
           Exhibit 10.2   UPS Ground, Air Hundredweight
                            and Sonicair Incentive Program
                            Carrier Agreement
           Exhibit 99.1   Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002
           Exhibit 99.2   Certification Pursuant to 18.U.S.C.
              Section 1350, as Adopted Pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002