Form 10-Q
period 2002-11-30
ENNIS BUSINESS FORMS INC
filed 2003-01-10
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          NOVEMBER 30, 2002
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

                                               Yes  X    No
                                                  -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                Outstanding at November 30, 2002
----------------------------    ---------------------------------
Common stock, par value                   16,278,938
    $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


      Part I.   Financial information - unaudited

         Item 1 - Financial Statements
            Condensed Consolidated Balance Sheets --
              November 30, 2002 and February 28, 2002   2 - 3

            Condensed Consolidated Statements of
              Earnings -- Three and Nine Months Ended
              November 30, 2002 and 2001                  4

            Condensed Consolidated Statements of Cash
              Flows -- Nine Months Ended November 30,
              2002 and 2001                               5

            Notes to Condensed Consolidated Financial   6 - 9
              Statements

         Item 2 - Management's Discussion and
            Analysis of Financial Condition and
              Results of Operations                    10 - 13

         Item 3 - Quantitative and Qualitative
            Disclosures of Market Risk                    13

         Item 4 - Controls and Procedures                 14

      Part II. Other Information                          15

      Signatures                                          16

                 PART I.  FINANCIAL INFORMATION

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                          November 30,  February 28,
                                              2002          2002
                                              ----          ----
                                          (unaudited)
                         Assets
                         ------

Current assets:
    Cash and cash equivalents                $ 21,510       $ 16,180
    Investment securities                          --          1,802
    Accounts receivable, net                   33,495         28,713
    Prepaid expenses                            2,979            814
    Inventories                                13,196         12,222
    Contract costs in excess of billings          532            256
    Other current assets                        2,443          2,659
                                              -------        -------
               Total current assets            74,155         62,646
                                              -------        -------

Property, plant and equipment, net             52,855         51,343

Goodwill, net                                  34,405         21,951

Other assets                                    2,554          3,094
                                              -------        -------

                                             $163,969       $139,034
                                              =======        =======













                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                        November 30, February 28,
                                            2002         2002
                                            ----         ----
                                         (unaudited)
 Liabilities and Shareholders' Equity
 ------------------------------------

Current liabilities:
    Accounts payable                    $  7,624     $  5,568
    Accrued expenses:
        Employee compensation and
          benefits                         7,428        4,770
        Taxes other than income            1,999          970
        Other                              2,769        3,623
    Current installments of long-term
      debt                                24,964        9,035
                                         -------      -------
             Total current liabilities    44,784       23,966
                                         -------      -------

Long-term debt, less current
  installments                             7,986        9,170

Deferred credits, principally income
  taxes                                   11,600        9,863

Shareholders' equity:
    Preferred stock, at par value             --           --
    Common stock, at par value            53,125       53,125
    Additional paid in capital               961        1,040
    Retained earnings                    135,916      132,694
    Accumulated other comprehensive
      loss                                  (162)        (401)
                                         -------      -------
                                         189,840      186,458

    Treasury stock                       (90,241)     (90,423)
                                         -------      -------

             Total shareholders'
               equity                     99,599       96,035
                                         -------      -------

                                        $163,969     $139,034
                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)

                             Three Months Ended    Nine Months Ended
                                November 30,          November 30,
                               2002       2001       2002      2001
                               ----       ----       ----      ----
Net sales                    $59,151    $59,458   $173,540   $177,976

Costs and expenses:
   Cost of sales              43,560     42,759    127,349    128,230
   Selling, general and
     administrative expenses   9,331     10,064     27,805     29,952
                              ------     ------    -------    -------

                              52,891     52,823    155,154    158,182
                              ------     ------    -------    -------

Earnings from operations       6,260      6,635     18,386     19,794
                              ------     ------    -------    -------

Other income (expense):
   Interest expense             (299)      (422)      (937)    (1,577)
   Investment and other
     income                      (34)        41        (43)       349
                              ------     ------    -------    -------

                                (333)      (381)      (980)    (1,228)
                              ------     ------    -------    -------

Earnings before income taxes   5,927      6,254     17,406     18,566

Provision for income taxes     2,252      2,384      6,614      7,241
                              ------     ------    -------    -------

Net earnings                 $ 3,675    $ 3,870   $ 10,792   $ 11,325
                              ======     ======    =======    =======

Weighted average number of
  common shares
  outstanding - Basic     16,282,938 16,272,984 16,278,938 16,271,876
    Plus incremental
      shares from assumed
      exercise of stock
      options                217,244     36,583    217,244     36,583
                           ---------  ---------  --------- ----------

Weighted average number of
  common shares
  outstanding - Diluted   16,500,182 16,309,567 16,496,182 16,308,459
                          ========== ========== ========== ==========

Per share amounts:
   Net earnings - basic         $.23       $.24       $.66       $.70
                                ====       ====       ====       ====
   Net earnings - diluted       $.22       $.24       $.65       $.69
                                ====       ====       ====       ====
   Cash dividends per share    $.155      $.155      $.465      $.465
                               =====      =====      =====      =====

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
                                                 Nine Months Ended
                                                   November 30,
                                                  2002       2001
                                                  ----       ----
Cash flows from operating activities:
   Net earnings                                 $10,792    $11,325
   Adjustments to reconcile net earnings to
       net cash provided by operating
       activities:
         Depreciation                             6,929      6,504
         Amortization                                --      1,215
         Gain on sale of property, plant, and       (53)       (23)
         equipment
         Changes in operating assets and
         liabilities:
            Receivables                            (814)       542
            Prepaid expenses                     (2,116)    (1,243)
            Inventories                             140       (998)
            Contract costs in excess of
              billings                             (276)      (270)
            Other current assets (net of
              deferred taxes)                       204        (28)
            Accounts payable and accrued
              expenses                              974      3,624
            Other assets and liabilities          2,861        662
                                                 ------     ------

            Net cash provided by operating
              activities                         18,641     21,310
                                                 ------     ------

Cash flows from investing activities:
   Cash acquired from the acquisition of
     Calibrated                                   1,508         --
   Capital expenditures                          (3,100)    (1,536)
   Redemption of investments                      1,802        726
   Proceeds from disposal of property               110         33
   Other                                              6        194
                                                 ------     ------

            Net cash provided by (used in)          326       (583)
              investing activities               ------     ------

Cash flows from financing activities:
   Repayment of debt issued to finance
     Northstar acquisition                       (5,690)    (7,040)
   Issue of treasury stock for option
     exercises                                      103         19
   Dividends                                     (7,570)    (7,567)
   Other                                           (480)      (545)
                                                 ------     ------

            Net cash used in financing
              activities                        (13,637)   (15,133)
                                                 ------     ------

Net change in cash and cash equivalents           5,330      5,594
Cash and cash equivalents at beginning of
  period                                         16,180      8,964
                                                 ------     ------

Cash and cash equivalents at end of period      $21,510    $14,558
                                                 ======     ======

Non-cash activities:
   Debt issued in connection with the
     acquisition of Calibrated                  $22,000    $    --
                                                 ======     ======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended November 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002, from which the accompanying condensed consolidated balance sheet at February 28, 2002 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans
   ------------------
   As of November 30, 2002, the Company has reserved 855,527 shares of common stock under incentive stock option plans. For the nine month periods ended November 30, 2002 and 2001, 71,250 and 596,250 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                  November 30,   February 28,
                                      2002           2002
                                      ----           ----

             Raw material           $ 6,727        $ 6,065
             Work-in-process          1,178          1,216
             Finished goods           5,291          4,941
                                     ------         ------

                                    $13,196        $12,222
                                     ======         ======

4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated other comprehensive loss consists of the effective unrealized portion of changes in the fair value of the Company's cash flow hedge. Comprehensive income was approximately $11,030,744 for the nine months ended November 30, 2002 and $10,819,000 for the nine months ended November 30, 2001.

5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. On November 13, 2002, effective November 14, 2002, the Company acquired Calibrated Forms Co., Inc. (Calibrated) which became part of the Forms Solutions Group segment. The impact of Calibrated on the Forms Solutions Group, except for Segment Assets, for the three and nine months ended November 30, 2002 was de minimis. The Promotional Solutions Group is comprised of Adams McClure (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months and nine months ended November 30, 2002 and 2001 were as follows (in thousands):

                         Forms    Promotional  Financial
                        Solutions  Solutions   Solutions            Consolidated
                         Group       Group      Group     Corporate    Totals
                         -----       -----      -----     ---------    ------
Three months ended November 30, 2002:
 Net sales              $28,045   $17,830      $13,276    $    --    $ 59,151
 Depreciation               443       579          777        408       2,207
 Amortization                --        --           --         --          --
 Segment earnings
   (loss) before
   income tax             4,262     1,917        1,399     (1,651)      5,927
 Segment assets          81,103    36,880       41,169      4,817     163,969
 Capital expenditures       715       115           --        124         954

Three months ended November 30, 2001:
 Net sales              $28,050   $18,084      $13,324    $    --    $ 59,458
 Depreciation               549       584          844        126       2,103
 Amortization                27        96          272         --         395
 Segment earnings
   (loss) before
   income tax             5,318     1,732          814     (1,610)      6,254
 Segment assets          55,501    38,424       43,607      5,242     142,774
 Capital expenditures        75        61          322         46         504

Nine months ended November 30, 2002:
 Net sales              $82,141   $54,077      $37,322    $    --    $173,540
 Depreciation             2,199     1,724        2,404        602       6,929
 Amortization                --        --           --         --          --
 Segment earnings
   (loss) before
   income tax            13,398     5,892        2,975     (4,859)     17,406
 Segment assets          81,103    36,880       41,169      4,817     163,969
 Capital expenditures     1,780       611          964       (255)      3,100

Nine months ended November 30, 2001:
 Net sales              $85,561   $55,664      $36,751    $    --    $177,976
 Depreciation             1,826     1,743        2,539        396       6,504
 Amortization                80       298          837         --       1,215
 Segment earnings
   (loss) before
   income tax            15,644     5,526        1,904     (4,508)     18,566
 Segment assets          55,501    38,424       43,607      5,242     142,774
 Capital expenditures       442       310          402        382       1,536

"Post-it" is a registered trademark of 3M.

6. Purchase of Calibrated
   ----------------------
   Effective November 14, 2002, the Company completed its acquisition of all of the outstanding stock of Calibrated Forms Co., Inc. (Calibrated), a company which is principally engaged in the design, manufacture and marketing of printed business forms within the wholesale business forms marketplace. The purchase price for the transaction was $22,000,000 less liabilities assumed of $7,195,060 and was evidenced by two promissory notes bearing interest at 3.75% per annum maturing on January 3, 2003. In addition, the Purchase Agreement provides for additional consideration in the form of an earn-out. The earn-out will be 50% of the amount, if any, of Calibrated's EBITDA, as defined in the Purchase Agreement in excess of $6,300,000 each year, to a maximum amount of $3,000,000. This earn-out will be paid as long as one of the two former shareholders, acceptable to Ennis, is employed as General Manager of Calibrated on a full-time basis during the entire fiscal year for which the earn-out is paid. The results of operations for Calibrated are included in the Company's condensed consolidated financial statements from the date of acquisition. The impact on net sales and earnings for the three and nine months ended November 30, 2002 is de minimis.

   The transaction was accounted for under the purchase method of accounting and was financed by utilizing funds from the Company's working capital. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $12.5 million recorded as goodwill. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

7. Derivative Financial Instruments and Hedging Activities
   -------------------------------------------------------
   Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation.

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

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 6.89% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $11,350,000 at November 30,

   2002. The fair value of the swap at November 30, 2002 was approximately ($162,000) and the change in the fair value of the loss from March 1, 2002, net of tax, has been charged to Accumulated other comprehensive loss.

8. Goodwill and Other Intangible Assets
   ------------------------------------
   In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142,
   "Goodwill and Other Intangible Assets" (SFAS No.142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

   The Company adopted SFAS No. 142 effective March 1, 2002. Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects net income adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill.

   (In thousands)               Three months     Nine months
                                   ended           ended
                                November 30,     November 30,
                                2002    2001     2002     2001
                                ----    ----     ----     ----

   Reported net income          $3,675  $3,870   $10,792  $11,325
   Goodwill amortization, net
     of tax benefit                 --     244        --      741
                                 -----   -----    ------   ------

   Adjusted net income          $3,675  $4,114   $10,792  $12,066

   Diluted earnings per share:
     Reported net income        $  .22  $  .24   $   .65  $   .69
     Goodwill amortization,
       net of tax benefit           --     .01        --      .05
                                 -----   -----    ------   ------

     Adjusted diluted earnings
       per share                $  .22  $  .25   $   .65  $   .74
                                 =====   =====    ======   ======

9. Subsequent Events
   -----------------
   On January 3, 2003, the Company executed an amendment to its existing credit facility whereby the Revolving Credit Facility was increased to $30,000,000 and the outstanding balance of the term loan was merged into the Revolving Credit Facility with an interest rate of LIBOR plus .75% and a maturity date of January 3, 2006. The Company utilized funds from this facility to retire the promissory notes and related liabilities of $7,195,060 resulting from the acquisition of Calibrated.

   On December 2, 2002, the Company entered into a deferred interest rate swap agreement totaling $15,000,000 effective
   July 1, 2003, and ending on January 3, 2006 to effectively fix the interest rate on variable debt at 3.20%.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company has maintained a strong financial position with working capital at November 30, 2002, of $29,371,000, a decrease of 24.1% from the beginning of the year, and a current ratio of
1.7 to 1. The decrease is due to the purchase of all of the outstanding stock of Calibrated Forms Co., Inc. (Calibrated) on November 13, 2002, effective as of November 14, 2002. The purchase price for the transaction was $22,000,000, less liabilities assumed of $7,195,060 and was evidenced by two promissory notes bearing interest at 3.75% per annum maturing on January 3, 2003. By January 3, 2003, the Company paid off the promissory notes and the related liabilities of $7,195,060. Effective January 3, 2003, the Company executed an amendment to its existing credit facility whereby the Revolving Credit Facility was increased to $30,000,000 and the outstanding balance of the term loan was merged into the Revolving Credit Facility with an interest rate of LIBOR plus .75% and a maturity date of January 3, 2006. The Company has $21,510,000 in cash and cash equivalents and $7,986,000 in long-term debt, less current installments. The Company made scheduled payments of $2,690,000 and pre-paid $3,000,000 of the debt financing for the nine months ended November 30, 2002. The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements. Capital expenditures for the nine months totaled $3,100,000. For the full fiscal year, capital expenditures are expected to be between $3,000,000 and $5,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.

Accounting Standards
--------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets would be amortized over their useful lives. Effective March 1, 2002, the Company adopted the provisions of SFAS No. 142. Accordingly, the Company stopped amortization of goodwill effective at the date of adoption. Adoption of SFAS No. 142, resulted in an increase to after tax earnings of $.01 per diluted share in the quarter ended November 30, 2002, $.05 per diluted share for the nine months ended November 30, 2002 and is estimated to increase after-tax earnings by approximately $.06 per diluted share for the fiscal year 2003. The Company tested for impairment using projected cash flows and representative earnings multiples for the industry on March 1, 2002. Based on the test, no impairment of goodwill was indicated or recorded.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" (SFAS No. 144) which is effective for the Company beginning March 1, 2002 and supercedes, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regard to the impairment of long-lived assets. The adoption of SFAS No. 144 had no effect on the financial statements for the quarter ended November 30, 2002.

Results of Operations 2002
--------------------------
Net sales for the three and nine months ended November 30, 2002 decreased .5% and 2.5%, respectively, from the corresponding periods in the prior year. The decline for the three months ended November 30, 2002 resulted from a decrease in the consolidated net sales contribution from the Promotional Solutions Group of ..4% due to declines in the general economy. The decline for the nine months ended November 30, 2002 resulted primarily from the decline in the consolidated net sales contributions from the Forms Solutions Group of 1.9% and the Promotional Solutions Group of .9%, again due to the general economy and in the case of the Forms Solutions Group the industry as well. This was mitigated by a .3% increase in contribution to consolidated net sales from the Financial Solutions Group for the months ending November 30, 2002 in spite of weak economic conditions. On November 13, 2002, effective as of November 14, 2002, the Company completed its acquisition of Calibrated Forms Co., Inc, which became part of the Forms Solutions Group. The impact on net sales and earnings for the three and nine months ended November 30, 2002 is de minimis.

Gross  profit  margins decreased from 28.1% in the  three  months ended November 30, 2001 to 26.4% in the three months ended November 30, 2002. Gross profit margins decreased from 28.0% in the nine months ended November 30, 2001 to 26.6% in the nine months ending November 30, 2002. The decrease is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 31.3% in the three months ended November 30, 2001 to 27.8% in the three months ended November 30, 2002, and from 30.4% in the nine months ended November 30, 2001 to 29.2% in the nine months ended November 30, 2002. The decrease is a result of less fixed cost absorption due to decreased sales. The general weakness in the economy and the decline in the forms industry contributed to decreased sales volume and lower prices in the Forms Solutions Group. The Financial Solutions Group gross profit margin decreased from 27.2% in the three months ending November 30, 2001 to 26.8% in the three months ending
November 30, 2002, and from 28.3% in the nine months ending November 30, 2001 to 25.7% in the nine months ending November 30, 2002. The decrease is due to a combination of lower fixed cost absorption resulting from decreased sales volumes in certain plants and a shift in mix to lower margin products. In addition, a move to a new operating facility in one of the locations, which was completed in July of 2002, exacerbated the reduction in margins due to costs incurred for the move and incurrence of operational inefficiencies during the move period. Finally, the Promotional Solutions Group had relatively flat gross profit margins for the three and nine months ended November 30, 2002 when compared to the prior respective periods.

Selling, general and administrative expenses decreased 7.3% for the three months ended November 30, 2002 and 7.2% for the nine months ended November 30, 2002 when compared to the corresponding periods in the prior year. For the three and nine months ended November 30, 2002, $395,000 and $1,215,000 of the decrease, respectively, is due to the elimination of goodwill expense resulting from the adoption of SFAS No. 142. The remainder is mostly due to effective cost reduction programs implemented in the Promotional Solutions and Forms Solutions Groups offset with an increase in depreciation related to the Company's Enterprise Resource Planning Software (ERP) System.

Interest expense decreased from $422,000 in the three months ended November 30, 2001 to $299,000 in the three months ended November 30, 2002, and from $1,577,000 in the nine months ending November 30, 2001 to $937,000 in the nine months ending November 30, 2002 as a result of reductions of Northstar financing debt.

Investment and other income decreased from $41,000 in the three months ended November 30, 2001 to ($34,000) in the three months ended November 30, 2002, and from $349,000 in the nine months ending November 30, 2001 to ($43,000) in the nine months ended November 30, 2002 due to decreases in interest rates.

The effective rate of the Federal and state income tax expense was 38.0% and 39.00% for the nine months ended November 30, 2002 and November 30, 2001, respectively. The primary reason for the decrease is due to the elimination of non-deductible goodwill expense for the quarter and nine months ended November 30, 2002 as a result of the adoption of SFAS No. 142.


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

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of January 10, 2003.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in Note 7 of the Notes to the Consolidated Financial Statements for period ended November 30, 2002.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $12.02 million at November 30, 2002. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2002 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

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

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-k
-----------------------------------------------
          (a)  Exhibits
               Exhibit 99.1 Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley
                   Act of 2002
               Exhibit 99.2 Certification Pursuant to 18.U.S.C.
                 Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley
                   Act of 2002

          (b)  Reports on Form 8-K
               The Company filed a report on Form 8-K on November 15, 2002 regarding Acquisition or Disposition of Assets and Financial Statements and Exhibits pursuant to Items 2 and 7, respectively, of such Form.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date January 10, 2003           /s/Robert M. Halowec
     -----------------          --------------------------------
                                Robert M. Halowec
                                Vice President Finance
                                and Chief Financial Officer





Date January 10, 2003           /s/Harve Cathey
     -----------------          --------------------------------
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


/s/ Keith S. Walters

Keith S. Walters
Chief Executive Officer
January 10, 2003

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


/s/ Robert M. Halowec

Robert M. Halowec
Chief Financial Officer
January 10, 2003

                        INDEX TO EXHIBITS


          Exhibit 99.1   Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
          Exhibit 99.2   Certification Pursuant to 18.U.S.C.
             Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002