Form 10-Q/A
period 2002-08-31
ENNIS BUSINESS FORMS INC
filed 2003-02-07
CIK 33002

FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                         AMENDMENT NO. 1
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
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
  $2.50 per share

     Due to typographical errors on the Index to Exhibits and in Exhibits 10.1 and 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2002, which was filed on October 15, 2002, corrected copies of which are filed herewith, the undersigned hereby amends such Quarterly Report.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date February 7, 2003           /s/Harve Cathey
     ------------------         --------------------------------
                                Harve Cathey
                                Vice President Finance
                                and Chief Financial Officer





Date February 7, 2003           /s/Harve Cathey
     ------------------         --------------------------------
                                Harve Cathey
                                Secretary and Treasurer
                                Principal Accounting Officer

                        INDEX TO EXHIBITS



           Exhibit 10.1   Agreement Between MeadWestvaco
                            Paper Group and Ennis Business Forms*
           Exhibit 10.2   UPS Ground, Air Hundredweight
                            and Sonicair Incentive Program
                            Carrier Agreement*
           Exhibit 99.1   Certification Pursuant to 18 U.S.C.
                          Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley
                            Act of 2002
           Exhibit 99.2   Certification Pursuant to 18 U.S.C.
                          Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley
                            Act of 2002

           * Portions of exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.