Form 10-K
period 2003-02-28
ENNIS BUSINESS FORMS INC
filed 2003-05-21
CIK 33002

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549


                              FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             or the fiscal year ended   February 28, 2003
                                      ---------------------
                                 OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the transition period from        to
                                          -------    -------
                Commission file number      1-5807
                                       ---------------

                     ENNIS BUSINESS FORMS, INC.
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Texas                                75-0256410
----------------------------     ----------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

1510 N. Hampton,  Suite 300, DeSoto, TX              75115
----------------------------------------    ------------------------
(Address of principal executive offices)            Zip Code

Registrant's telephone number, including area code (972) 228-7801
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                         Number of Shares
                          Outstanding on      Name of each exchange
 Title of each class      April 15, 2003       on which registered
 -------------------     ----------------    ----------------------
Common Stock, par value
   $2.50 per share          16,332,973       New York Stock Exchange
-----------------------     ----------       -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  the past 90 days.                             Yes  X    No
                                                       ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.        [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 2003 (16,017,366 shares) was $180,675,888.

Documents Incorporated by Reference:
Portions of 2003 Annual Report to Shareholders - Incorporated in
Parts I & II
Portions of Proxy Statement dated May 19, 2003 - Incorporated in
Part III

                 SECURITIES AND EXCHANGE COMMISSION

                              FORM 10-K

                               PART I
                               ------
Item 1.   Business.
------    --------

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Ennis Business Forms, Inc. and its subsidiaries (collectively "Ennis" or the "Company") operate in three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products. The Promotional Solutions Group is primarily in the business of design, production and distribution of printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it (registered trademark) Notes. The Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and
negotiable documents and custom products.   Additional information
concerning the segments is incorporated herein by reference to page 37 of the Company's 2003 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

    Approximately 96% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates thirty manufacturing locations in twelve strategically located states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. For the year ended February 28, 2003 the sale of business products represents approximately 85% of consolidated net sales.

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


Backlog:
-------

    At February 28, 2003 the Company's backlog of business forms orders believed to be firm was approximately $6,177,000 as compared to approximately $4,609,000 at February 28, 2002. The backlog of orders for tools, dies and special machinery at February 28, 2003 was approximately $1,571,000 as compared to approximately $829,000 at February 28, 2002. The backlog of orders of promotional media at February 28, 2003 was approximately $14,850,000 as compared to approximately $8,001,000 at February 28, 2002. The backlog of financial forms at February 28, 2003 was approximately $1,961,000 as compared to approximately $2,600,000 at February 28, 2002. Approximately $9,000,000 of the promotional media backlog is not expected to be filled in the fiscal year ending February 29, 2004.


Research and Development:
------------------------

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2003.


Environment:
-----------

    There have been no material effects on the Company arising from compliance with Federal, State or local provisions or regulations relating to the protection of the environment.


Employees:
---------

    At February 28, 2003, the Company had approximately 2,298 employees, of whom approximately 457 were represented by three unions and under five separate contracts expiring at various times.

Item 2.   Properties.
------    ----------

    The Company operates thirty manufacturing facilities located in twelve states as follows:
                                       Approximate Square feet of
                                              floor space
    Location                            Owned    Leased     Total
    --------                            -----    ------     -----
                      Forms Solutions Group
                      ---------------------

Ennis, Texas      Three Manufacturing
                  Facilities            325,118        -    325,118
Chatham, Virginia Manufacturing         127,956        -    127,956
Paso Robles,
California        Manufacturing          94,120        -     94,120
Knoxville,
Tennessee         Manufacturing          48,057        -     48,057
Portland, Oregon  Manufacturing               -   47,000     47,000
Fort Scott,
Kansas            Manufacturing          86,660        -     86,660
Fort Scott,
Kansas            Warehouse                   -   10,000     10,000
DeWitt, Iowa      Two Manufacturing
                  Facilities             95,000        -     95,000
Dallas, Texas     Manufacturing          82,400        -     82,400
Moultrie, Georgia Manufacturing          25,000        -     25,000
Coshocton, Ohio   Manufacturing          24,750        -     24,750
Houston, Texas    Manufacturing               -   40,800     40,800
San Antonio,
Texas             Manufacturing          47,426        -     47,426
Columbus, Kansas  Manufacturing         201,000        -    201,000
                                      ---------   ------  ---------
                                      1,157,487   97,800  1,255,287
                                      =========   ======  =========

                   Promotional Solutions Group
                   ---------------------------
Wolfe City, Texas Two Manufacturing
                  Facilities            119,259        -    119,259
Macomb, Michigan  Manufacturing          56,350        -     56,350
Bell, California  Manufacturing               -   19,286     19,286
Denver, Colorado  Four Manufacturing
                  Facilities and
                  Warehouse                   -  186,528    186,528
Dallas, Texas     Manufacturing               -   23,976     23,976
                                        -------  -------    -------
                                        175,609  229,790    405,399
                                        =======  =======    =======
                    Financial Solutions Group
                    -------------------------
Brooklyn Park,
Minnesota         Manufacturing          94,800        -     94,800
Roseville,
Minnesota         Manufacturing               -   42,500     42,500
Arden Hills,
Minnesota         Warehouse                   -   23,684     23,684
Lakewood,         Administrative
New York          Offices                     -      642        642
Nevada, Iowa      Manufacturing         232,000        -    232,000
Bridgewater,
Virginia          Manufacturing               -   27,000     27,000
Golden, Colorado  Manufacturing               -   23,000     23,000
                                        -------  -------    -------
                                        326,800  116,826    443,626
                                        =======  =======    =======

                      Administrative Offices
                      ----------------------
DeSoto, Texas     Executive and
                  Administrative
                  Offices                     -   13,577     13,577
Ennis, Texas      Administrative
                  Offices                 9,300        -      9,300
                                          -----   ------     ------
                                          9,300   13,577     22,877
                                          =====   ======     ======

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

    All of the rented property is held under leases with original terms of two or more years, expiring at various times from April
2003 through August 2007. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

Item 3.   Legal Proceedings.
------    -----------------

    The are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the registrant or its subsidiaries are parties or which property of the registrant or its subsidiaries is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

    None.


                EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2003.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 19, 2003) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

     Keith S. Walters, Chairman of the Board, CEO and President, age 53, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

     Ronald M. Graham, Vice President Administration, age 55, was elected Vice President Administration in April 2001. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations and was elected Vice President Human Resources in June 1998. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe for 3 years as Corporate Director of Human Resources.

     Harve Cathey, Vice President Finance, Chief Financial Officer, Secretary and Treasurer, age 64, was elected Vice President and Chief Financial Officer in January 2003. Mr. Cathey was elected Secretary in October 1998 and Treasurer in July 1998. Mr. Cathey has been employed by the Company continuously since April 1969. Previously, Mr. Cathey served as Vice President-Finance and Secretary (from September 1983 to September 1996) and Treasurer (from June 1978 to December 1992).

     Kenneth E. Overstreet, Group President of the Company's Financial Solution and Promotional Solution Groups, age 60, was appointed Group President of the Company's Promotional Solution Group in March 2001. Mr. Overstreet was employed by the Company in June 2000 as the Group President of the Company's Financial Solution Group, as a result of the acquisition of Northstar Computer Forms, Inc. (NSCF). Prior to June 2000, Mr. Overstreet was with NSCF since 1989, serving as President since 1993.

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.

                               PART II
                               -------

          Market for the Registrant's Common Equity and Related
Item 5.   Shareholder Matters.
------    -----------------------------------------------------

    The Company's common stock is traded on the New York Stock Exchange. The following table sets forth for the periods indicated: the high and low closing sales prices and the common stock trading volume as reported by the New York Stock Exchange and dividends declared by the Company.

                                                 Common
                                                 Stock
                                                Trading
                                                 Volume    Dividends
                                                 (number   per share
                      Common Stock Price Range  of shares     of
                      -----------------------      in       Common
                            High       Low     Thousands)   Stock
                            ----       ---     ----------   -----

Fiscal Year Ended February 28, 2003
     First Quarter        $14.1800  $10.3400      3,155     $0.155
     Second Quarter        14.4500   10.7500      3,438      0.155
     Third Quarter         13.2800   11.5400      1,600      0.155
     Fourth Quarter        13.2300   10.7000      2,078      0.155

Fiscal Year Ended February 28, 2002
     First Quarter         $9.1500   $7.4700      1,531     $0.155
     Second Quarter         9.1200    7.5500        917      0.155
     Third Quarter          9.5300    7.7000        594      0.155
     Fourth Quarter        10.8800    9.0700      1,131      0.155


    On April 15, 2003, the last sale price of the common stock was $11.28 per share and the number of shareholders of record was 1,569.

Item 6.   Selected Financial Data.
------    -----------------------

     The information required by this item is incorporated herein by reference to page 12 of the Company's 2003 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

          Management's Discussion and Analysis of Financial
Item 7.   Condition and Results of Operations.
------    -------------------------------------------------

     The information required by this item is incorporated herein by reference to pages 13 through 17 of the Company's 2003 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.
-------   ---------------------------------------------------------

    The information required by this item is incorporated by reference to page 17 of the Company's 2003 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

     The information required by this item is incorporated herein by reference to pages 20 through 39 of the Company's 2003 Annual Report to Shareholders which is attached as Exhibit (13) hereto.


          Changes in and Disagreements with Accountants on
Item 9.   Accounting and Financial Disclosure.
------    ------------------------------------------------

     There were no disagreements with the independent auditors on accounting and financial disclosure.

                              PART III
                              --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

     For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of
Part I of this report.

     The information required by this item regarding Directors is incorporated by reference to pages 3 through 6 of the Company's
Proxy Statement dated May 19, 2003.

Item 11.  Executive Compensation.
-------   ----------------------

     The information required by this item is incorporated herein by reference to pages 7 through 13 of the Company's Proxy Statement dated May 19, 2003.

          Security Ownership of Certain Beneficial Owners and
Item 12.  Management.
-------   ---------------------------------------------------

     The information required by this item is incorporated herein by reference to pages 2 through 3 of the Company's Proxy Statement dated May 19, 2003.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     This information required by this item is incorporated herein by reference to page 36 of the Company's 2003 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 14.   Controls and Procedures.
-------    -----------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company's certifying officers have established and maintain disclosure controls and procedures to ensure that material information relating to the Company is made known to them.

                               PART IV
                               -------

          Exhibits, Financial Statement Schedule, and Reports on
Item 15.  Form 8-K.
-------   ------------------------------------------------------

          (a)  1. (a) 2.  Financial Statements and Financial
                  Statement Schedule.
                  See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page S-1).
               3. Exhibits
                  The exhibits as listed on the accompanying index to exhibits on page 19 are filed as part of this Form 10-K.


          (b) Reports on Form 8-K:
              -------------------

              The Company filed a report on Form 8-K on November 13, 2002 regarding the acquisition of Calibrated Forms Co., Inc.

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

                             (Registrant) ENNIS BUSINESS FORMS, INC.

Date: May 21, 2003           BY: /s/ Keith S. Walters
      -------------------        ----------------------------------
                                 Keith S. Walters, Chairman of the
                                 Board, Chief Executive Officer and
                                 President

Date: May 21, 2003           BY: /s/ Harve Cathey
      -------------------        ----------------------------------
                                 Harve Cathey
                                 Vice President - Finance and CFO,
                                 Secretary and Treasurer,
                                 Principal Financial and Accounting
                                 Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 21, 2003           BY: /s/  Keith S. Walters
      -------------------        ----------------------------------
                                 Keith S. Walters, Director


Date: May 21, 2003           BY: /s/  Ronald M. Graham
      -------------------        ----------------------------------
                                 Ronald M. Graham, Director


Date: May 21, 2003           BY: /s/  Harold W. Hartley
      -------------------        ----------------------------------
                                 Harold W. Hartley, Director


Date: May 21, 2003           BY: /s/  Thomas R. Price
      -------------------        ----------------------------------
                                 Thomas R. Price, Director


Date: May 21, 2003           BY: /s/  Kenneth G. Pritchett
      -------------------        ----------------------------------
                                 Kenneth G. Pritchett, Director

                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE



     The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 2003 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 6, 7 and 8 incorporating certain portions of the Company's 2003 Annual Report to Shareholders, such 2003 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.


                                                            2003
                                                           Annual
                                               Form       Report to
                                               10-K     Shareholders
                                               ----     ------------
Consolidated Financial Statements of the
 Company:
   Consolidated Balance Sheets -
    February 28, 2003 and 2002                            23 - 24
   Consolidated Statements of Earnings -
    years ended February 28, 2003,
    2002 and 2001                                            20
   Consolidated Statements of Cash Flows -
    years ended February 28, 2003,
    2002 and 2001                                            22
   Notes to Consolidated Financial
    Statements                                            25 - 39

Independent Auditors' Report for year ended
  February 28, 2001                            S-2

Independent Auditors' Report for year ended
  February 28, 2002 and 2003                   S-3

  II - Valuation and qualifying accounts       S-4

  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.

                  Independent Auditors' Report


The Board of Directors and Shareholders
Ennis Business Forms, Inc.:

We have audited the consolidated statements of earnings, changes in shareholders' equity and cash flows of Ennis Business Forms, Inc. and subsidiaries as of February 28, 2001. We have also audited the related financial statement schedule for the year ended February 28, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements
and   financial   statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Ennis Business Forms, Inc. and subsidiaries for the year ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended February 28, 2001.


                                    /s/ KPMG LLP


Dallas, Texas
April 12, 2001

                 Report of Independent Auditors




Board of Directors and Shareholders
Ennis Business Forms, Inc.

We have audited the accompanying consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries (the Company) as of February 28, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended February 28, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ennis Business Forms, Inc. and subsidiaries as of February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 10 to the financial statements, in 2003 the Company changed its method of accounting for goodwill.


                             /s/ Ernst & Young, LLP


Dallas, Texas
April 14, 2003

                           Schedule II

           ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three Years Ended February 28, 2003
                         (In thousands)

                                        Additions
                                        ---------
                      Balance at   Charged   Charged               Balance
                      beginning      to      to other              at end
     Description      of year    operations  accounts  Deductions  of year
     -----------      -------    ----------  --------  ----------  -------

Year ended February
28, 2003:
 Allowance for
 doubtful
 receivables           $1,486        941      135 (4)   1,268 (3)   1,294
                       ======        ===      =======   =========   =====

Year ended February
28, 2002:
 Allowance for
 doubtful
 Receivables           $1,484      1,007       25 (2)   1,030 (3)   1,486
                       ======      =====       ======   =========   =====

Year ended February
29, 2001:
 Allowance for
 doubtful
 Receivables           $1,263        901      241 (1)     921 (3)   1,484
                       ======        ===      =======     =======   =====






Notes:
  (1) Principally Allowance from Acquisition of Northstar
      Computer Forms, Inc.
  (2) Principally collection of accounts previously charged off.
  (3) Charge-off of uncollectible receivables.
  (4) Principally Allowance from Acquisition of Calibrated
      Forms Co., Inc.

                          CERTIFICATION

I, Keith S. Walters, certify that:

1. I  have reviewed  this annual report on  Form  10-K  of  Ennis
   Business Forms, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The  registrant's  other  certifying  officers   and   I   are
   responsible  for   establishing  and  maintaining   disclosure
   controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  Evaluated    the   effectiveness   of  the  registrant's
         disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
         (the "Evaluation Date"); and

     c)  Presented in  this  annual report our conclusions  about
         the   effectiveness  of   the  disclosure  controls  and
         procedures  based on our evaluation as of the Evaluation
         Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Keith S. Walters

Keith S. Walters
Chief Executive Officer
May 21, 2003

                          CERTIFICATION

I, Harve Cathey, certify that:

1. I  have reviewed  this annual report on  Form  10-K  of  Ennis
   Business Forms, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The   registrant's  other  certifying  officers  and   I   are
   responsible   for   establishing  and  maintaining  disclosure
   controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated   the   effectiveness   of   the   registrant's
        disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
        "Evaluation Date"); and

     c) Presented  in  this  annual report our conclusions  about
        the   effectiveness   of   the  disclosure  controls  and
        procedures  based  on our evaluation as of the Evaluation
        Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Harve Cathey

Harve Cathey
Chief Financial Officer
May 21, 2003

                        INDEX TO EXHIBITS


    Exhibit 3(i) Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and
                  June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.

    Exhibit 3(ii) Bylaws of the Registrant as amended through
                  October 15, 1997 incorporated herein by
                  reference to Exhibit 3(ii) to the Registrants
                  Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

    Exhibit 10    UPS Ground, Air Hundredweight and Sonicair
                  Incentive Program Carrier Agreement.*

    Exhibit 13    Portions of 2003 Annual Report to Shareholders.

    Exhibit 21    Subsidiaries of Registrant.

    Exhibit 23.1  Independent Auditors' Consent.

    Exhibit 23.2  Consent of Independent Auditors.

    Exhibit 99.1  Certification Pursuant to 18 U.S.C. Section
                  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2  Certification Pursuant to 18.U.S.C. Section
                  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange
Commission.