Form 10-Q
period 2003-05-31
ENNIS BUSINESS FORMS INC
filed 2003-06-27
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              MAY 31, 2003
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

                                              Yes  X    No
                                                 ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                   Outstanding at May 31, 2003
----------------------             ---------------------------
Common stock, par value                     16,332,392
    $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


Part I.   Financial information - unaudited

   Item 1 - Financial Statements
      Condensed Consolidated Balance Sheets --
        May 31, 2003 and February 28, 2003               2 - 3

      Condensed Consolidated Statements of Earnings --
        Three Months Ended May 31, 2003 and 2002           4

      Condensed Consolidated Statements of Cash
        Flows -- Three Months Ended May 31, 2003
        and 2002                                           5

      Notes to Condensed Consolidated Financial          6 - 10
        Statements

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations     11 - 13

   Item 3 - Quantitative and Qualitative Disclosures
      of Market Risk                                       14

   Item 4 - Controls and Procedures                        14

Part II. Other Information

   Item 4 - Submission of Matters to a Vote of
      Security Holders                                     15

   Item 6 - Exhibits and Reports on Form 8-K               15

Signatures                                                 16

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                        May 31,     February 28,
                                          2003          2003
                                          ----          ----
                                      (unaudited)
                      Assets
                       -----

Current assets:
    Cash and cash equivalents           $ 17,873        $ 13,860
    Accounts receivable, net              30,247          32,077
    Prepaid expenses                       1,548           1,708
    Inventories                           13,746          13,104
    Contract costs in excess of
      billings                               437             967
    Other current assets                   3,549           3,296
                                         -------         -------
               Total current assets       67,400          65,012
                                         -------         -------

Property, plant and equipment, net        49,718          51,264

Goodwill, net                             34,241          34,241

Other assets                               1,977           2,020
                                         -------         -------

                                        $153,336        $152,537
                                         =======         =======













                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                            May 31,     February 28,
                                              2003          2003
                                              ----          ----
                                           (unaudited)
  Liabilities and Shareholders' Equity
  ------------------------------------

  Current liabilities:
      Accounts payable                     $  5,875      $  6,644
      Accrued expenses:
          Employee compensation and
            benefits                          5,653         6,784
          Federal and state income tax
            payable                           2,268            --
          Taxes other than income             1,537         1,430
          Other                               3,475         3,398
      Current installments of long-term
        debt                                  6,686         7,038
                                            -------       -------
               Total current liabilities     25,494        25,294
                                            -------       -------

  Accrued pension                             2,784         2,130

  Long-term debt, less current
    installments                             16,635        18,135

  Deferred credits, principally income
    taxes                                     9,940        10,075

  Shareholders' equity:
      Preferred stock, at par value              --            --
      Common stock, at par value             53,125        53,125
      Additional paid in capital                461           461
      Retained earnings                     139,419       137,848
      Accumulated other comprehensive
        loss                                 (5,213)       (5,225)
                                            -------       -------
                                            187,792       186,209

      Treasury stock                        (89,309)      (89,306)
                                            -------       -------

               Total shareholders'
                 equity                      98,483        96,903
                                            -------       -------

                                           $153,336      $152,537
                                            =======       =======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollars in Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                                             Three Months Ended
                                                  May 31,
                                              2003        2002
                                              ----        ----


 Net sales                                  $64,874     $57,743

 Costs and expenses:
    Cost of sales                            48,324      42,739
    Selling, general and administrative
        expenses                              9,655       9,351
                                            -------     -------

                                             57,979      52,090
                                            -------     -------

 Earnings from operations                     6,895       5,653
                                            -------     -------

 Other income (expense):
    Investment income                            14          72
    Interest expense                           (287)       (338)
    Other expense, net                           (3)        (65)
                                            -------     -------

                                               (276)       (331)
                                            -------     -------

 Earnings before income taxes                 6,619       5,322

 Provision for income taxes                   2,515       2,022
                                            -------     -------

 Net earnings                              $  4,104    $  3,300
                                            =======     =======

 Weighted average number of common
   shares outstanding - basic            16,332,565  16,272,938
    Plus incremental shares from
    assumed exercise of stock options       173,917     220,355
                                         ----------  ----------
 Weighted average number of common
   shares outstanding - diluted          16,506,482  16,493,293
                                         ==========  ==========

 Per share amounts:
    Net earnings - basic                      $ .25       $ .20
                                               ====        ====
    Net earnings - diluted                    $ .25       $ .20
                                               ====        ====
    Cash dividends per share                  $.155       $.155
                                               ====        ====

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
                                             Three Months Ended
                                                   May 31,
                                               2003       2002
                                               ----       ----
 Cash flows from operating activities:
    Net earnings                              $4,104     $3,300
    Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
          Depreciation                         2,377      2,248
          Amortization of trademark               33         --
          Gain on the sale of equipment          (78)       (23)
          Other                                  521        481
          Changes in operating assets and
          liabilities:
            Receivables                        1,830     (1,730)
            Prepaid expenses                     160       (716)
            Inventories                         (642)       207
            Other current assets                (260)       190
            Accounts payable and accrued
             expenses                            571      1,619
            Other assets                         538      1,481
                                              ------     ------

            Net cash provided by operating
            activities                         9,154      7,057
                                              ------     ------

 Cash flows from investing activities:
    Capital expenditures                        (842)      (440)
    Redemption of investments                     --        722
    Proceeds from disposal of property            89         27
    Other                                         --          6
                                              ------     ------

            Net cash provided by (used in)
             investing activities               (753)       315
                                              ------     ------

 Cash flows from financing activities:
    Repayment of debt issued to finance
     acquisition                              (1,850)    (1,850)
    Dividends                                 (2,533)    (2,522)
    Purchase of treasury stock                    (3)        --
    Other                                         (2)       (58)
                                              ------     ------

            Net cash used in financing
             activities                       (4,388)    (4,430)
                                              ------     ------

 Net change in cash and cash equivalents       4,013      2,942
 Cash and cash equivalents at beginning of
  period                                      13,860     16,180
                                              ------     ------

 Cash and cash equivalents at end of period  $17,873    $19,122
                                              ======     ======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended May 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003, from which the accompanying condensed consolidated balance sheet at February 28, 2003 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executive and managerial employees and non-employee directors. At May 31, 2003, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan and the 1991 Incentive Stock Option Plan. The Company has 800,027 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.

   The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure."

   The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee Compensation (in thousands, except per share amounts):

   ----------------------------------------------------------

      For the Three Months Ended May 31,    2003      2002
                                            ----      ----
      Net earnings:
       As reported                        $4,104    $3,300
       Deduct:  Stock-based Employee
       compensation expense not
       included in reported income, net
       of related tax effects                 14        15
                                           -----     -----
       Pro forma                          $4,090    $3,285
                                           =====     =====

      Net earnings per share:
       As reported - basic                  $.25      $.20
       Pro forma - basic                     .25       .20

       As reported - diluted                 .25       .20
       Pro forma - diluted                   .25       .20


   As required, the pro forma disclosures above include options granted since March 1, 1996. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
   123. If the Company had adopted the prospective transition method prescribed by SFAS 148 in first quarter 2003, compensation expense of $22,000 would have been recorded. After related income tax effects, this would have reduced net income by $14,000. There would have been no effect to earnings per share.

   As of May 31, 2003, the Company has reserved 800,027 shares of common stock under incentive stock option plans. For the three month periods ended May 31, 2003 and 2002, 65,500 and 71,250 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):


                                   May 31,   February 28,
                                    2003         2003
                                    ----         ----

             Raw material         $ 6,935      $ 6,664
             Work-in-process        1,237        1,161
             Finished goods         5,574        5,279
                                   ------       ------

                                  $13,746      $13,104
                                   ======       ======


4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated   other  comprehensive  loss   consists   of   the
   unrealized portion of changes in the fair value of the Company's cash flow hedge and the minimum pension liability. Comprehensive income was approximately $4,116,000 for the three months ended May 31, 2003 and $3,392,000 for the three months ended May 31, 2002. Amounts charged directly to Shareholder's Equity related to the Company's interest rate swap and pension plan are included in "other comprehensive income."


5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. On November 13, 2002, effective November 14, 2002, the Company acquired Calibrated Forms Co., Inc. (Calibrated) which became part of the Forms Solutions Group segment. The Promotional Solutions Group is comprised of Adams McClure
   (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months ended May 31, 2003 and 2002 were as follows (in thousands):

   ------------------------


                                Forms    Promotional Financial
                              Solutions   Solutions  Solutions             Consolidated
                                Group       Group      Group    Corporate     Totals
                                -----       -----      -----    ---------     ------
   Three months ended
    May 31, 2003:
      Net sales               $35,466     $17,428    $11,980    $    --      $ 64,874
      Depreciation                939         497        763        178         2,377
      Amortization of
        trademark                  33          --         --         --            33
      Segment earnings
        (loss) before income
        tax                     5,186       1,836      1,228     (1,631)        6,619
      Segment assets           75,037      36,237     37,092      4,970       153,336
      Capital expenditures        570         154        100         18           842

   Three months ended
    May 31, 2002:
      Net sales               $27,436     $18,238    $12,069    $    --      $ 57,743
      Depreciation                654         573        826        195         2,248
      Segment earnings
        (loss) before income
        tax                     4,369       1,718        875     (1,640)        5,322
      Segment assets           55,764      38,757     41,991      4,760       141,272
      Capital expenditures        122         174         69         75           440

"Post-it" is a registered trademark of 3M.



6.Purchase of Calibrated
  ----------------------
  On November 14, 2002, the Company completed its acquisition of all of the outstanding stock of Calibrated Forms Co., Inc. (Calibrated), a company which is principally engaged in the design, manufacture and marketing of printed business forms within the wholesale business forms marketplace. Calibrated was acquired to help strengthen the Company in the wholesale business forms marketplace. Calibrated became a wholly owned subsidiary and operated as part of the Forms Solutions Group. The acquisition was financed with an additional $15,000,000 draw against the Company's Revolving Credit Facility. The purchase price for the transaction was $22,038,000 less liabilities excluded of $7,195,060, and the liabilities excluded were evidenced by two promissory notes bearing interest at 3.75% per annum, which were paid January 3, 2003. In addition, the Purchase Agreement provides for additional consideration in the form of an earn-out. The earn-out will be 50% of the amount, if any, of Calibrated's EBITDA, as defined in the Purchase Agreement in excess of $6,300,000 each year, to a maximum amount of $3,000,000. This earn-out will be paid as long as one of the two former shareholders acceptable to the Company, is employed as General Manager of Calibrated on a full-time basis during the entire fiscal year for which the earn-out is paid. Any such earn out will be recorded as compensation expense in the year to which it relates. The acquisition was accounted for by the purchase method. Approximately $2,400,000 of the goodwill related to the Calibrated acquisition is deductible for tax purposes.

  ----------------------------------
  The accompanying consolidated financial statements include the operations of Calibrated since the date of acquisition. The following table represents certain operating information on a pro forma basis as though Calibrated had been acquired as of March 1, 2002, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, reduced interest income and related tax effects (in thousands except per share amounts):

       For the Three Months Ended May 31,         2002

       Pro forma net sales                      $68,113
       Pro forma net earnings                     3,373
       Pro forma earnings per share - diluted      0.21

  The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.


7.Derivative Financial Instruments and Hedging Activities
  -------------------------------------------------------
  The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. Amounts receivable or payable under interest rate swap agreements are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

  The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 6.89% and 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $16,635,000 at May 31, 2003. The fair value of the swap at May 31, 2003 was approximately ($231,000) and the change in the fair value of the loss from March 1, 2003, net of tax, has been charged to Accumulated other comprehensive loss.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company has maintained a strong financial position with working capital at May 31, 2003, of $41,906,000, an increase of 5.5% from the beginning of the year, and a current ratio of 2.6 to 1. The increase in current assets is due to operating profits less funds used to pay dividends. The Company has $17,873,000 in cash and cash equivalents and $16,635,000 in long-term debt, less current installments. The Company made payments of $1,850,000 of the debt financing for the three months ended May 31, 2003. The Company anticipates repaying the long-term debt of $1,850,000 for quarter ended August 31, 2003, then $1,500,000 per quarter thereafter until the debt is extinguished in January 2006. The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements. The Company recorded a charge to Other Comprehensive Income in the amount of $4,982,000 related to its pension plan at February 28, 2003. SFAS No. 87 required the recognition of a "minimum pension liability" if, as of a given measurement date, the fair value of the plan's assets is less than its accumulated benefit obligation. The decline in recent years of the U.S. equity markets has reduced the value of the Company's qualified pension plan assets. The Company estimates the plan assets will exceed the plan's accumulated benefit obligation in five years with annual pension plan contributions of approximately $2,500,000. Capital expenditures for the three months totaled $842,000. For the full fiscal year, capital expenditures are expected to be between $6,000,000 and $8,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.

Accounting Standards
--------------------
In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of "Accounting for Stock-Based Compensation" (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting used in reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently evaluating SFAS 148.


Results of Operations 2003
--------------------------
Net sales for the three months ended May 31, 2003 increased 12.3% from the corresponding period in the prior year. This increase is the result of the inclusion of Calibrated Forms Co., Inc. (Calibrated) revenues for the full fiscal quarter, offset by a decrease of 2.6% from the remaining portion of the Forms Solution Group and a 1.4% decrease in the Promotional Solutions Group. Revenues in the Financial Solutions Group were flat. The general economy and industry declines continue to be factors impacting each Group.

--------------------------------------
Gross profit margins decreased from 26.0% in the three months ended May 31, 2002 to 25.5% in the three months ended May 31, 2003. The decrease is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 28.8% in the three months ended May 31, 2002 to 25.8% in the three months ended May 31, 2003. The general weakness in the economy and the decline in the forms industry contributed to lower prices in the Forms Solutions Group. In addition, the gross profit margin decreased due to a combination of lower fixed cost absorption resulting from decreased sales volumes in certain plants and a shift in mix to lower margin products. The Financial Solutions Group and the Promotional Solutions Group had relatively flat gross profit margins for the three months ended May 31, 2003 when compared to the prior respective period.

Selling, general and administrative expenses increased 3.3% for the three months ended May 31, 2003 when compared to the corresponding period in the prior year. This is primarily the result of the inclusion of Calibrated.

Interest expense decreased from $338,000 in the three months ended May 31, 2002 to $287,000 in the three months ended May 31, 2003 due to the decline in interest rates.

Investment income decreased from $72,000 in the three months ended May 31, 2002 to $14,000 in the three months ended May 31, 2003 due to decreases in interest rates.

The effective rate of the Federal and state income tax expense was 38.0% for the three months ended May 31, 2003 and May 31, 2002.

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


We exercise judgment in evaluating our long-lived assets for impairment. The Company assesses the impairment of long-lived assets, which includes other intangible assets, goodwill and plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the impairment of goodwill annually. In performing tests of impairment, the Company estimates future cash flows that are expected to result from the operating segments. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.

------------------------------------------------------
Revenue  is  recognized upon shipment for all  printed  products.
Revenue   from   fixed  price  contracts  for  the   design   and
construction of tools, dies and special machinery is recognized using the percentage of completion method of accounting.

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

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of June 27, 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to the Consolidated Financial Statements for period ended May 31, 2003.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $22.65 million at May 31, 2003. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2003 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in the other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The  Company held its Annual Meeting of Shareholders on June
     19, 2003.

(b)  Proxies   for   the  meeting  were  solicited  pursuant   to
     Regulation 14; there was no solicitation in opposition to management's nominees for directors listed in the Proxy
     Statement and all such nominees were elected.

     Directors elected were:

        Nominees for Director    Votes Cast for  Votes Withheld

        Ronald M. Graham           13,599,628       1,145,045
        Robert L. Mitchell         13,627,233       1,117,440
        Thomas R. Price            13,633,585       1,111,088

(c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes respectively.

     Selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 29, 2004.

          For                     14,581,026
          Against                     95,255
          Abstain                     68,392
          Broker-non votes                --


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits as listed on the accompanying index to exhibits on page 21 are filed as part of this Form
         10-Q.

     (b) Reports on Form 8-K
         The Company filed a report on Form 8-K on June 17, 2003 regarding the press release announcing its first quarter operating results.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date June 27, 2003            /s/Harve Cathey
     ---------------------    --------------------------------
                              Harve Cathey
                              Vice President - Finance and CFO,
                              Secretary and Treasurer,
                              Principal Financial and
                              Accounting Officer

                          CERTIFICATION


I, Keith S. Walters, certify that:

1.I  have  reviewed this quarterly report on Form 10-Q  of  Ennis
  Business Forms, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based  on  my  knowledge, the financial statements,  and  other financial information included in this quarterly report, fairly present in all material respects the financial
  condition,  results  of  operations  and  cash  flows  of   the
  registrant as of, and for, the periods presented in this quarterly report;

4.The   registrant's  other  certifying  officers   and   I   are
  responsible   for   establishing  and  maintaining   disclosure
  controls and procedures (as defined in Exchange Act Rules  13a-
  14 and 15d-14) for the registrant and we have:

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

5.The   registrant's  other  certifying  officers  and   I   have
  disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The   registrant's  other  certifying  officers  and   I   have
  indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Keith S. Walters

Keith S. Walters
Chief Executive Officer
June 27, 2003

                          CERTIFICATION


I, Harve Cathey, certify that:

1.I  have  reviewed this quarterly report on Form 10-Q  of  Ennis
  Business Forms, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based  on  my  knowledge, the financial statements,  and  other financial information included in this quarterly report, fairly present in all material respects the financial
  condition,  results  of  operations  and  cash  flows  of   the
  registrant as of, and for, the periods presented in this quarterly report;

4.The   registrant's  other  certifying  officers   and   I   are
  responsible   for   establishing  and  maintaining   disclosure
  controls and procedures (as defined in Exchange Act Rules  13a-
  14 and 15d-14) for the registrant and we have:

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

5.The   registrant's  other  certifying  officers  and   I   have
  disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The   registrant's  other  certifying  officers  and   I   have
  indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Harve Cathey

Harve Cathey
Chief Financial Officer
June 27, 2003

                        INDEX TO EXHIBITS



  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Exhibit 99.2 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002