Form 10-Q
period 2003-08-31
ENNIS BUSINESS FORMS INC
filed 2003-09-29
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 2003
                   ---------------------------------------------

Commission File Number             1-5807
                       -----------------------------------------

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

                                              Yes  X     No
                                                 -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                     Outstanding at August 31, 2003
-------------------------          ------------------------------
Common stock, par value                       16,362,659
   $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


  Part I.   Financial information - unaudited

     Item 1 - Financial Statements
       Condensed Consolidated Balance Sheets --
          August 31, 2003 and February 28, 2003        2 - 3

       Condensed Consolidated Statements of Earnings
          -- Three and Six Months Ended August 31,
          2003 and 2002                                  4

       Condensed Consolidated Statements of Cash
         Flows -- Three and Six Months Ended
         August 31, 2003 and 2002                        5

       Notes to Condensed Consolidated Financial
         Statements                                    6 - 11

     Item 2 - Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                     11 - 14

     Item 3 - Quantitative and Qualitative
       Disclosures of Market Risk                     14 - 15

     Item 4 - Controls and Procedures                   15

  Part II. Other Information

     Item 6 - Exhibits and Reports on Form 8-K          15

  Signatures                                            16

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                          August 31,  February 28,
                                             2003         2003
                                             ----         ----
                                          (unaudited)
                         Assets
                         ------

Current assets:
   Cash and cash equivalents              $  20,882     $  13,860
   Accounts receivable, net                  29,813        32,077
   Prepaid expenses                           1,365         1,708
   Inventories                               14,680        13,104
   Contract costs in excess of billings         279           967
   Other current assets                       3,399         3,296
                                            -------       -------
              Total current assets           70,418        65,012
                                            -------       -------

Property, plant and equipment, net           48,870        51,264

Goodwill, net                                34,269        34,241

Other assets                                  1,921         2,020
                                            -------       -------

                                           $155,478      $152,537
                                            =======       =======









                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                          August 31,  February 28,
                                             2003         2003
                                             ----         ----
                                          (unaudited)
                    Liabilities and
                 Shareholders' Equity
               -------------------------

  Current liabilities:
     Accounts payable                     $   7,211   $    6,644
     Accrued expenses:
         Employee compensation and
          benefits                            7,456        6,784
         Federal and state income tax           141           --
          payable
         Taxes other than income              1,741        1,430
         Other                                3,689        3,398
     Current installments of long-term
      debt                                    6,336        7,038
                                            -------      -------
               Total current liabilities     26,574       25,294
                                            -------      -------

  Accrued pension                             3,441        2,130

  Long-term debt, less current
   installments                              14,800       18,135

  Deferred credits, principally income
   taxes                                      9,800       10,075

  Shareholders' equity:
     Preferred stock, at par value               --           --
     Common stock, at par value              53,125       53,125
     Additional paid in capital                 249          461
     Retained earnings                      141,381      137,848
     Accumulated other comprehensive
      loss                                   (5,128)      (5,225)
                                            -------      -------
                                            189,627      186,209

     Treasury stock                         (88,764)     (89,306)
                                            -------      -------

               Total shareholders'
                equity                      100,863       96,903
                                            -------      -------

                                           $155,478     $152,537
                                            =======      =======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)

                         Three Months Ended       Six Months Ended
                             August 31,              August 31,
                          2003        2002        2003        2002
                          ----        ----        ----        ----
  Net sales             $65,003     $56,646    $129,877    $114,389

  Costs and expenses:
     Cost of sales       47,496      41,050      95,820      83,789
     Selling, general
      and administrative
      expenses            9,866       9,123      19,521      18,474
                        -------     -------     -------     -------

                         57,362      50,173     115,341     102,263
                        -------     -------     -------     -------

  Earnings from
   operations             7,641       6,473      14,536      12,126
                        -------     -------     -------     -------

  Other income
   (expense):
     Investment
      income                 13          42          27         114
     Interest expense      (192)       (300)       (479)       (638)
     Other expense, net    (208)        (58)       (211)       (123)
                        -------     -------     -------     -------

                           (387)       (316)       (663)       (647)
                        -------     -------     -------     -------

  Earnings before
   income taxes           7,254       6,157      13,873      11,479

  Provision for
   income taxes           2,757       2,340       5,272       4,362
                        -------     -------     -------     -------

  Net earnings          $ 4,497     $ 3,817     $ 8,601     $ 7,117
                        =======     =======     =======     =======

  Weighted average
   number of
   common shares
   outstanding
   - Basic           16,347,228  16,280,438  16,340,968  16,277,224
     Plus
      incremental
      shares from
      assumed
      exercise of
      stock options     262,047     218,668     215,605     218,668
                        -------     -------     -------     -------
  Weighted average
   number of
   common shares
   outstanding
   - Diluted         16,609,275  16,499,106  16,556,573  16,495,892
                     ==========  ==========  ==========  ==========

  Per share amounts:
     Net earnings -
     basic                 $.28        $.24        $.53        $.44
                           ====        ====        ====        ====
     Net earnings -
     diluted               $.27        $.23        $.52        $.43
                           ====        ====        ====        ====
     Cash dividends
     per share            $.155       $.155        $.31        $.31
                          =====       =====        ====        ====

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
                                                  Six Months Ended
                                                     August 31,
                                                   2003       2002
                                                   ----       ----
  Cash flows from operating activities:
     Net earnings                                $8,601     $7,117
     Adjustments to reconcile net earnings to
        net cash provided by operating
        activities:
          Depreciation                            4,709      4,722
          Amortization of trademark                  66         --
          Gain on the sale of equipment              (4)        (2)
          Other                                   1,038        993
          Changes in operating assets and
            liabilities:
              Receivables                         2,264       (737)
              Prepaid expenses                      343     (1,304)
              Inventories                        (1,576)      (471)
              Other current assets                  525       (197)
              Accounts payable and accrued
                expenses                          2,139      1,785
              Other assets                           31         17
                                                -------    -------

             Net cash provided by operating
               activities                        18,136     11,923
                                                -------    -------

  Cash flows from investing activities:
     Capital expenditures                        (2,402)    (2,146)
     Redemption of investments                       --      1,442
     Proceeds from disposal of property              91         57
     Other                                          (28)         6
                                                -------    -------

             Net cash used in investing
               activities                        (2,339)      (641)
                                                -------    -------

  Cash flows from financing activities:
     Repayment of debt issued to finance
       acquisition                               (3,700)    (3,840)
     Dividends                                   (5,068)    (5,046)
     Purchase of treasury stock                     330        103
     Other                                         (337)      (437)
                                                -------    -------

             Net cash used in financing
               activities                        (8,775)    (9,220)
                                                -------    -------

  Net change in cash and cash equivalents         7,022      2,062
  Cash and cash equivalents at beginning of
    period                                       13,860     16,180
                                                -------    -------

  Cash and cash equivalents at end of period    $20,882    $18,242
                                                =======    =======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended August 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003, from which the accompanying condensed consolidated balance sheet at February 28, 2003 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executive and managerial employees and non-employee directors. At August
   31, 2003, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan and the 1991 Incentive Stock Option Plan. The Company has 785,984 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.

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

   The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee Compensation (in thousands, except per share amounts):

     -----------------------------------------------------------

                                 Three Months      Six Months
                               Ended August 31,  Ended August 31,
                                2003     2002     2003     2002
                                ----     ----     ----     ----

      Net earnings:
       As reported            $4,497   $3,817   $8,601   $7,117
       Deduct:  Stock-based
       Employee compensation
       expense not included
       in reported income,
       net of related tax         14       15       28       30
       effects
                              ------   ------   ------   ------
       Pro forma              $4,483   $3,802   $8,573   $7,087
                              ======   ======   ======   ======

      Net earnings per share:
       As reported - basic      $.28     $.24     $.53     $.44
       Pro forma - basic         .27      .23      .52      .44

       As reported - diluted     .27      .23      .52      .43
       Pro forma - diluted       .27      .23      .52      .43


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

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
   123. If the Company had adopted the prospective transition method prescribed by SFAS 148 in first quarter 2003, compensation expense of $23,000 and $45,000 would have been recorded for the three and six months ended August 31, 2003, respectively. After related income tax effects, this would have reduced net income by $14,000 and $28,000 for the three and six months ended August 31, 2003, respectively. Earnings per share would have decreased one cent for the six months ended August 31, 2003.

   For the six month periods ended August 31, 2003 and 2002, 73,250 and 71,250 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):


                                 August 31,  February
                                                28,
                                    2003       2003
                                    ----       ----

             Raw material        $7,706      $ 6,664
             Work-in-process      1,728        1,161
             Finished goods       5,246        5,279
                                -------        -----

                                $14,680      $13,104
                                 ======       ======


4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated   other  comprehensive  loss   consists   of   the
   unrealized portion of changes in the fair value of the Company's cash flow hedge and the minimum pension liability. Comprehensive income was approximately $8,698,000 for the six months ended August 31, 2003 and $7,274,000 for the six months ended August 31, 2002. Amounts charged directly to Shareholder's Equity related to the Company's interest rate swap and pension plan are included in "other comprehensive income."


5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. On November 13, 2002, effective November 14, 2002, the Company acquired Calibrated Forms Co., Inc. (Calibrated) which became part of the Forms Solutions Group segment. The Promotional Solutions Group is comprised of Adams McClure
   (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months and six months ended August 31, 2003 and 2002 were as follows (in thousands):

  ------------------------

                      Forms    Promotional  Financial
                    Solutions   Solutions   Solutions           Consolidated
                      Group       Group       Group   Corporate    Totals
                      -----       -----       -----   ---------    ------
Three months ended August 31, 2003:
 Net sales          $36,227     $16,639     $12,137    $    --   $ 65,003
 Depreciation           741         677         736        178      2,332
 Amortization of
   trademark             33          --          --         --         33
 Segment earnings
   (loss) before
   income tax         5,717       1,969       1,511     (1,943)     7,254
 Segment assets      75,720      34,231      40,461      5,066    155,478
 Capital
   expenditures         428         281         621        230      1,560

Three months ended August 31, 2002:
 Net sales          $26,660     $18,009     $11,977    $    --   $ 56,646
 Depreciation           909         573         801        191      2,474
 Segment earnings
   (loss) before
    income tax        4,767       2,257         701     (1,568)     6,157
 Segment assets      53,988      38,740      41,163      4,817    138,708
 Capital
   expenditures         189         322         927        268      1,706

Six months ended August 31, 2003:
 Net sales          $71,693     $34,067     $24,117    $    --   $129,877
 Depreciation         1,679       1,174       1,499        357      4,709
 Amortization of
   trademark             66          --          --         --         66
 Segment earnings
   (loss) before
   income tax        10,903       3,805       2,739     (3,574)    13,873
 Segment assets      75,720      34,231      40,461      5,066    155,478
 Capital
   expenditures         998         435         721        248      2,402

Six months ended August 31, 2002:
 Net sales          $54,096     $36,247     $24,046    $    --   $114,389
 Depreciation         1,564       1,145       1,627        386      4,722
 Segment earnings
   (loss) before
    income tax        9,136       3,975       1,576     (3,208)    11,479
 Segment assets      53,988      38,740      41,163      4,817    138,708
 Capital
   expenditures         311         496         996        343      2,146

"Post-it" is a registered trademark of 3M.

6. Purchase of Calibrated
   ----------------------
   On November 14, 2002, the Company completed its acquisition of all of the outstanding stock of Calibrated Forms Co., Inc. (Calibrated), a company which is principally engaged in the design, manufacture and marketing of printed business forms within the wholesale business forms marketplace. Calibrated was acquired to help strengthen the Company in the wholesale business forms marketplace. Calibrated became a wholly owned subsidiary and operated as part of the Forms Solutions Group. The acquisition was financed with an additional $15,000,000 draw against the Company's Revolving Credit Facility. The purchase price for the transaction was $22,038,000 less liabilities excluded of $7,195,060, and the liabilities excluded were evidenced by two promissory notes bearing interest at 3.75% per annum, which were paid January 3, 2003. In addition, the Purchase Agreement provides for additional consideration in the form of an earn-out. The earn-out will be 50% of the amount, if any, of Calibrated's EBITDA, as defined in the Purchase Agreement in excess of $6,300,000 each year, to a maximum amount of $3,000,000. This earn-out will be paid as long as one of the two former shareholders acceptable to the Company, is employed as General Manager of Calibrated on a full-time basis during the entire fiscal year for which the earn-out is paid. Any such earn out will be recorded as compensation expense in the year to which it relates. The acquisition was accounted for by the purchase method. Approximately $2,400,000 of the goodwill related to the Calibrated acquisition is deductible for tax purposes.

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

     For the Three Months Ended August 31,       2002

     Pro forma net sales                        $70,461
     Pro forma net earnings                       3,916
     Pro forma earnings per share - diluted        0.24

     For the Six Months Ended August 31,         2002

     Pro forma net sales                       $138,574
     Pro forma net earnings                       7,289
     Pro forma earnings per share - diluted        0.44

   The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

7. Derivative Financial Instruments and Hedging Activities
   -------------------------------------------------------
   The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. Amounts receivable or payable under interest rate swap agreements are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $15,000,000 at August 31, 2003. The fair value of the swap at August 31, 2003 was approximately ($235,000) and the change in the fair value of the loss from March 1, 2003, net of tax, has been charged to accumulated other comprehensive loss.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company has maintained a strong financial position with working capital at August 31, 2003, of $43,844,000, an increase of 10.4% from the beginning of the year, and a current ratio of
2.6 to 1. The increase in current assets is due to operating profits less funds used to pay dividends. The Company has $20,882,000 in cash and cash equivalents and $14,800,000 in long-term debt, less current installments. The Company made payments of $3,335,000 of the debt financing for the six months ended August 31, 2003. The Company anticipates repaying the long-term debt of $1,500,000 per quarter until the debt is extinguished in January 2006. The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements. The Company recorded a charge to Other Comprehensive Income in the amount of $4,982,000 related to its pension plan at February 28, 2003. SFAS No. 87 required the recognition of a "minimum pension liability" if, as of a given measurement date, the fair value of the plan's assets is less than its accumulated benefit obligation. The decline in recent years of the U.S. equity markets has reduced the value of the Company's qualified pension plan assets. The Company estimates the plan assets will exceed the plan's accumulated benefit obligation in five years with annual pension plan contributions of approximately $2,500,000. Capital expenditures for the six months totaled $2,402,000. For the full fiscal year, capital expenditures are expected to be between $6,000,000 and $8,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.

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

Results of Operations 2003
--------------------------
Net sales for the three months ended August 31, 2003 increased 14.8% from the corresponding period in the prior year. This increase is the result of the inclusion of Calibrated Forms Co., Inc. (Calibrated) revenues for the full fiscal quarter, offset by a decrease of 1.5% from the remaining portion of the Forms Solutions Group and a 2.4% decrease in the Promotional Solutions Group. For the six months ended August 31, 2003, net sales increased 13.5% from the corresponding period in the prior year. This increase is attributed to the inclusion of Calibrated revenues offset by a decrease of 2.0% from the remaining portion of the Forms Solution Group and a 1.9% decrease in the Promotional Solutions Group. Revenues in the Financial Solutions Group were flat for the three months and the six months ended August 31, 2003. The general economy and industry declines continue to be factors impacting each Group.

Gross  profit  margins decreased from 27.5% in the  three  months ended August 31, 2002 to 26.9% in the three months ended August 31, 2003 and from 26.8% in the six months ended August 31, 2002 to 26.2% in the six months ended August 31, 2003. The decrease is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 30.4% in the three months ended August 31, 2002 to 27.9% in the three months ended August 31, 2003 and from 29.4% for the six months end August 31, 2002 to 27.0% for the six months ended August 31, 2003. The general weakness in the economy and the decline in the forms industry contributed to lower prices in the Forms Solutions Group. In addition, the gross profit margin decreased due to a combination of lower fixed cost absorption resulting from decreased sales volumes in certain plants and a shift in mix to lower margin products. The Promotional Solutions Group had relatively flat gross profit margins for the three and six months ended August 31, 2003 when compared to the prior respective
period.   The  Financial  Solutions Group  experienced  a  slight
increase in gross profit margins for the three and six months ended August 31, 2003 due to more efficient fixed cost absorption and an increase in the volume of profitable sales.

Selling, general and administrative expenses increased 8.1% for the three months ended August 31, 2003 and 5.7% for the six months ended August 31, 2003 when compared to the corresponding periods in the prior year. The increase is primarily the result of the inclusion of Calibrated.

Interest expense decreased from $300,000 in the three months ended August 31, 2002 to $192,000 in the three months ended August 31, 2003 and from $638,000 in the six months ended August 31, 2002 to $479,000 in the six months ended August 31, 2003 due to a decline in interest rates.

Investment income decreased from $42,000 in the three months ended August 31, 2002 to $13,000 in the three months ended August 31, 2003 and from $114,000 in the six months ended August 31, 2002 to $27,000 in the six months ended August 31, 2003 due to the decline in interest rates.

The effective rate of the Federal and state income tax expense was 38.0% for the six months ended August 31, 2003 and August 31, 2002.

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


Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of September 29, 2003.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to the Consolidated Financial Statements for period ended August 31, 2003.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $20,800,000 at August 31, 2003. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2003 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


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


                   PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits as listed on the accompanying index to exhibits on page 19 are filed as part of this Form 10-
         Q.

     (b) Reports on Form 8-K
         The  Company filed a report on Form 8-K on September 26,
         2003 regarding the press release announcing its first quarter operating results.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date September 29, 2003         /s/Harve Cathey
     -------------------       -------------------------------
                               Harve Cathey
                               Vice President - Finance and CFO,
                               Secretary and Treasurer,
                               Principal Financial and
                               Accounting Officer

                        INDEX TO EXHIBITS



    Exhibit 31.1   Section 302 Certification of the CEO
    Exhibit 31.2   Section 302 Certification of the CFO
    Exhibit 32.1   Certification Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of
                   2002
    Exhibit 32.2   Certification Pursuant to 18.U.S.C.
                   Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of
                   2002