Form 10-Q
period 2003-11-30
ENNIS BUSINESS FORMS INC
filed 2003-12-22
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              NOVEMBER 30, 2003
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

                                               Yes  X     No
                                                  -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                  Outstanding at November 30, 2003
-----------------------        --------------------------------
Common stock, par value                16,363,623
   $2.50 per share

                   ENNIS BUSINESS FORMS, INC.

                              INDEX


Part I.   Financial information - unaudited

   Item 1 - Financial Statements
      Condensed Consolidated Balance Sheets --
        November 30, 2003 and February 28, 2003            2 - 3

      Condensed Consolidated Statements of Earnings --
        Three and Nine Months Ended November 30, 2003
        and 2002                                             4

      Condensed Consolidated Statements of Cash Flows --
        Three and Nine Months Ended November 30, 2003
        and 2002                                             5

      Notes to Condensed Consolidated Financial
         Statements                                        6 - 11

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations       11 - 14

   Item 3 - Quantitative and Qualitative Disclosures of
      Market Risk                                         14 - 15

   Item 4 - Controls and Procedures                         15

Part II. Other Information

   Item 6 - Exhibits and Reports on Form 8-K                15

Signatures                                                  16

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   ENNIS BUSINESS FORMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                          November 30, February 28,
                                              2003         2003
                                              ----         ----
                                          (unaudited)
                        Assets
                        ------
Current assets:
    Cash and cash equivalents               $ 23,811     $ 13,860
    Accounts receivable, net                  30,033       32,077
    Prepaid expenses                           1,720        1,708
    Inventories                               13,536       13,104
    Contract costs in excess of billings         294          967
    Other current assets                       3,264        3,296
                                             -------      -------
               Total current assets           72,658       65,012
                                             -------      -------

Property, plant and equipment, net            47,219       51,264

Goodwill, net                                 34,269       34,241

Other assets                                   1,891        2,020
                                             -------      -------

                                            $156,037     $152,537
                                             =======      =======







                                                      (Continued)

                   ENNIS BUSINESS FORMS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)

                                          November 30,  February 28,
                                              2003          2003
                                              ----          ----
                                           (unaudited)

                   Liabilities and
                 Shareholders' Equity
                 --------------------
 Current liabilities:
     Accounts payable                     $  7,135      $  6,644
     Accrued expenses:
        Employee compensation and
           benefits                          9,063         6,784
        Federal and state income tax
           payable                             841            --
        Taxes other than income              1,941         1,430
        Other                                3,408         3,398
     Current installments of long-term
        debt                                 6,335         7,038
                                           -------       -------
              Total current liabilities     28,723        25,294
                                           -------       -------

 Accrued pension                             1,510         2,130

 Long-term debt, less current
    installments                            13,300        18,135

 Deferred credits, principally income
    taxes                                    9,661        10,075

 Shareholders' equity:
     Preferred stock, at par value              --            --
     Common stock, at par value             53,125        53,125
     Additional paid in capital                245           461
     Retained earnings                     143,319       137,848
     Accumulated other comprehensive
        loss                                (5,099)       (5,225)
                                           -------       -------
                                           191,590       186,209

     Treasury stock                        (88,747)      (89,306)
                                           -------       -------

              Total shareholders' equity   102,843        96,903
                                           -------       -------

                                          $156,037      $152,537
                                           =======       =======

See accompanying notes to condensed consolidated financial statements.

                   ENNIS BUSINESS FORMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)

                           Three Months Ended       Nine Months Ended
                               November 30,             November 30,
                            2003         2002        2003         2002
                            ----         ----        ----         ----
Net sales                 $66,398      $59,151     $196,275     $173,540

Costs and expenses:
   Cost of sales           48,824       43,560      144,644      127,349
   Selling, general
      and
      administrative
      expenses              9,949        9,331       29,470       27,805
                           ------       ------      -------      -------

                           58,773       52,891      174,114      155,154
                           ------       ------      -------      -------

Earnings from
   operations               7,625        6,260       22,161       18,386
                           ------       ------      -------      -------

Other income
   (expense):
   Investment income            6           33          33           147
   Interest expense          (183)        (299)       (662)         (937)
   Other expense, net        (115)         (67)       (326)         (190)
                           ------       ------     -------       -------

                             (292)        (333)       (955)        (980)
                           ------       ------     -------      -------

Earnings before income
   taxes                    7,333        5,927      21,206       17,406

Provision for income        2,858        2,252       8,130        6,614
   taxes
                           ------       ------     -------      -------

Net earnings              $ 4,475      $ 3,675    $ 13,076     $ 10,792
                           ======       ======     =======      =======

Weighted average
   number of common
   shares outstanding
   - Basic             16,363,391   16,282,938  16,347,768   16,278,938
   Plus incremental
      shares from
      assumed exercise
      of stock options    258,853      217,244     230,159      217,244
                       ----------   ----------  ----------   ----------
Weighted average
   number of common
   shares outstanding
   - Diluted           16,622,244   16,500,182  16,577,927   16,496,182
                       ==========   ==========  ==========   ==========

Per share amounts:
   Net earnings -
      basic                  $.27         $.23        $.80         $.66
                             ====         ====        ====         ====
   Net earnings -
      diluted                $.27         $.22        $.79         $.65
                             ====         ====        ====         ====
   Cash dividends per
      share                 $.155         $.155      $.465        $.465
                            =====         =====      =====        =====

See accompanying notes to condensed consolidated financial statements.


                                4
PAGE

                   ENNIS BUSINESS FORMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                                 Nine Months Ended
                                                   November 30,
                                                  2003       2002
                                                  ----       ----
Cash flows from operating activities:
   Net earnings                                 $13,076    $10,792
   Adjustments to reconcile net earnings to
       net cash provided by operating
       activities:
         Depreciation                             6,975      6,929
         Amortization of trademark                   99         --
         Gain on the sale of equipment               --        (53)
         Changes in operating assets and
            liabilities:
              Receivables                         2,044       (814)
              Prepaid expenses                      (12)    (2,116)
              Inventories                          (432)       140
              Contract costs in excess of
                billings                            673       (276)
              Other current assets                  (45)       204
              Accounts payable and accrued
                expenses                          4,335        974
              Other assets and liabilities       (1,004)     2,861
                                                 ------     ------

            Net cash provided by operating
               activities                        25,709     18,641
                                                 ------     ------

Cash flows from investing activities:
   Cash acquired from the acquisition of
      Calibrated                                    --       1,508
   Capital expenditures                         (3,040)     (3,100)
   Redemption of investments                        --       1,802
   Proceeds from disposal of property              110         110
   Other                                           (28)          6
                                                ------      ------

            Net cash (used in) provided by
               investing activities             (2,958)        326
                                                ------      ------

Cash flows from financing activities:
   Repayment of debt issued to finance
      acquisition                               (5,538)     (5,690)
   Dividends                                    (7,605)     (7,570)
   Issue of treasury stock, net                    343         103
   Other                                            --        (480)
                                                ------      ------

            Net cash used in financing
               activities                      (12,800)    (13,637)
                                                ------      ------

Net change in cash and cash equivalents          9,951       5,330
Cash and cash equivalents at beginning of
   period                                       13,860      16,180
                                                ------      ------

Cash and cash equivalents at end of period     $23,811     $21,510
                                                ======      ======

Non-cash activities:
   Debt issued in connection with acquisition
      of Calibrated                            $    --    $22,000
                                                ======     ======

See accompanying notes to condensed consolidated financial
statements.
                                5

                   ENNIS BUSINESS FORMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis Business Forms, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended November 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003, from which the accompanying condensed consolidated balance sheet at February 28, 2003 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executive and managerial employees and non-employee directors. At November 30, 2003, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan and the 1991 Incentive Stock Option Plan. The Company has 784,984 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.

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

   The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee Compensation (in thousands, except per share amounts):

   -----------------------------------------------------------

                               Three Months       Nine Months
                            Ended November 30  Ended November 30
                              2003     2002      2003     2002
                              ----     ----      ----     ----
    Net earnings:
     As reported            $4,475    $3,675   $13,076  $10,792
     Deduct:  Stock-based
       Employee
     compensation
       expense not included
       in reported income,
       net of related tax       14        15        42       45
       effects
                             -----     -----     -----   ------
     Pro forma              $4,461    $3,660   $13,034  $10,747
                             =====     =====    ======   ======

    Net earnings per share:
     As reported - basic      $.27      $.23      $.80     $.66
     Pro forma - basic         .27       .22       .80      .66

     As reported - diluted     .27       .22       .79      .65
     Pro forma - diluted       .27       .22       .79      .65

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

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
   123. If the Company had adopted the prospective transition method prescribed by SFAS 148 in first quarter 2003, compensation expense of $22,000 and $67,000 would have been recorded for the three and nine months ended November 30, 2003, respectively. After related income tax effects, this would have reduced net income by $14,000 and $42,000 for the three and nine months ended November 30, 2003, respectively. Earnings per share would have remained the same for the three months ended November 30, 2003.

   For the nine month periods ended November 30, 2003 and 2002, 42,250 and 71,250 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):


                               November 30,  February 28,
                                   2003          2003
                                   ----          ----

         Raw material           $ 7,105       $ 6,664
         Work-in-process          1,594         1,161
         Finished goods           4,837         5,279
                                 ------        ------

                                $13,536       $13,104
                                 ======        ======


4. Accumulated other comprehensive loss
   ------------------------------------
   Accumulated   other  comprehensive  loss   consists   of   the
   unrealized portion of changes in the fair value of the Company's cash flow hedge and the minimum pension liability. Comprehensive income was approximately $13,202,000 for the nine months ended November 30, 2003 and $11,030,744 for the nine months ended November 30, 2002. Amounts charged directly to Shareholder's Equity related to the Company's interest rate swap and pension plan are included in "other comprehensive income."


5. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. On November 13, 2002, effective November 14, 2002, the Company acquired Calibrated Forms Co., Inc. (Calibrated) which became part of the Forms Solutions Group segment. The Promotional Solutions Group is comprised of Adams McClure
   (design, production and distribution of printed and electronic media), Admore (presentation products) and Wolfe City (flexographic printing, advertising specialties and Post-it (registered trademark) Notes). The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months and nine months ended November 30, 2003 and 2002 were as follows (in thousands):

     ------------------------

                   Forms    Promotional Financial
                 Solutions   Solutions  Solutions            Consolidated
                   Group       Group      Group    Corporate    Totals
                   -----       -----      -----    ---------    ------
Three months ended
   November 30, 2003:
 Net sales       $ 35,440   $ 17,339    $ 13,619   $   --    $ 66,398
 Depreciation         799        587         739      141       2,266
 Amortization
   of trademark        33         --          --       --          33
 Segment
   earnings
   (loss)
   before
   income tax       5,057      2,190       2,099   (2,013)      7,333
 Segment assets    80,101     34,186      36,887    4,863     156,037
 Capital
   expenditures       223         36         176      203         638

Three months ended
   November 30, 2002:
 Net sales       $ 28,045   $ 17,830    $ 13,276   $  --     $ 59,151
 Depreciation         443        579         777     408        2,207
 Segment
   Earnings
   (loss)
   before
   income tax       4,262      1,917       1,399  (1,651)       5,927
 Segment assets    81,103     36,880      41,169   4,817      163,969
 Capital
   expenditures       715        115          --     124          954

Nine months ended
   November 30, 2003:
 Net sales      $ 107,133   $ 51,406    $ 37,736   $  --    $ 196,275
 Depreciation       2,478      1,761       2,238     498        6,975
 Amortization
   of trademark        99         --          --      --           99
 Segment
   Earnings
   (loss)
   before
   income tax      15,917      5,995       4,838  (5,544)      21,206
 Segment assets    80,101     34,186      36,887   4,863      156,037
 Capital
   expenditures     1,221        471         897     451        3,040

Nine months ended
   November 30, 2002:
 Net sales       $ 82,141   $ 54,077    $ 37,322   $  --    $ 173,540
 Depreciation       2,199      1,724       2,404     602        6,929
 Segment
   Earnings
   (loss)
   before
   income tax      13,398      5,892       2,975  (4,859)      17,406
 Segment assets    81,103     36,880      41,169   4,817      163,969
 Capital
   expenditures     1,780        611         964    (255)       3,100

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

     For the Three Months Ended November 30,      2002

     Pro forma net sales                       $ 64,335
     Pro forma net earnings                       3,767
     Pro forma earnings per share - diluted        0.23

     For the Nine Months Ended November 30,       2002

     Pro forma net sales                       $202,908
     Pro forma net earnings                      11,056
     Pro forma earnings per share - diluted        0.67

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

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $13,500,000 at November 30, 2003. The fair value of the swap at November 30, 2003 was approximately ($189,000) and the change in the fair value of the loss from March 1, 2003, net of tax, has been charged to accumulated other comprehensive loss.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company has maintained a strong financial position with working capital at November 30, 2003, of $43,935,000, an increase of 10.6% from the beginning of the year, and a current ratio of
2.5 to 1. The increase in current assets is due to operating profits less funds used to pay dividends. The Company has $23,811,000 in cash and cash equivalents and $13,300,000 in long-term debt, less current installments. The Company made payments of $5,538,000 of the debt financing for the nine months ended November 30, 2003. The Company anticipates repaying the long-term debt of $1,500,000 per quarter until the debt is extinguished in January 2006. In December 2003, the Company amended its debt agreement to provide more flexibility in its pension plan funding requirements. The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements. The Company recorded a charge to Other Comprehensive Income in the amount of $4,982,000 related to its pension plan at February 28, 2003. SFAS No. 87 required the recognition of a "minimum pension liability" if, as of a given measurement date, the fair value of the plan's assets is less than its accumulated benefit obligation. The decline in recent years of the U.S. equity markets has reduced the value of the Company's qualified pension plan assets. The Company estimates the plan assets will exceed the plan's accumulated benefit obligation in five years with annual pension plan contributions of approximately $2,500,000. Capital expenditures for the nine months totaled $3,040,000. For the full fiscal year, capital expenditures are expected to be between $6,000,000 and $8,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.

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

Results of Operations 2003
--------------------------
Net sales for the three months ended November 30, 2003 increased 12.3% from the corresponding period in the prior year. This increase is the result of the inclusion of Calibrated Forms Co., Inc. (Calibrated) revenues for the full fiscal quarter, offset by a decrease of 2.0% from the remaining portion of the Forms Solutions Group and a .8% decrease in the Promotional Solutions Group. For the nine months ended November 30, 2003, net sales increased 13.1% from the corresponding period in the prior year. This increase is attributed to the inclusion of Calibrated revenues offset by a decrease of 2.0% from the remaining portion of the Forms Solution Group and a 1.5% decrease in the Promotional Solutions Group. Revenues in the Financial Solutions Group increased .5% and .2% respectively for the three months and the nine months ended November 30, 2003. The general economy and industry declines continue to be factors impacting each Group.

Gross  profit  margins increased from 26.4% in the  three  months ended November 30, 2002 to 26.5% in the three months ended November 30, 2003 and decreased from 26.6% in the nine months ended November 30, 2002 to 26.3% in the nine months ended November 30, 2003. The decrease is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 27.8% in the three months ended November 30, 2002 to 25.3% in the three months ended November 30, 2003 and from 29.2% for the nine months ended November 30, 2002 to 26.4% for the nine months ended November 30, 2003. The general weakness in the economy and the decline in the forms industry contributed to lower prices in the Forms Solutions Group. In addition, the gross profit margin decreased due to a combination of lower fixed cost absorption resulting from decreased sales volumes in certain plants and a shift in mix to lower margin products. The Promotional Solutions Group had relatively flat gross profit margins for the three and nine months ended November 30, 2003 when compared to the prior respective period. The Financial Solutions Group experienced a slight increase in gross profit margins for the three and nine months ended November 30, 2003 due to more efficient fixed cost absorption and an increase in the volume of profitable sales.

Selling, general and administrative expenses increased 6.6% for the three months ended November 30, 2003 and 6.0% for the nine months ended November 30, 2003 when compared to the corresponding periods in the prior year. The increase is primarily the result of the inclusion of Calibrated.

Interest expense decreased from $299,000 in the three months ended November 30, 2002 to $183,000 in the three months ended
November 30, 2003 and from $937,000 in the nine months ended November 30, 2002 to $662,000 in the nine months ended November 30, 2003 due to a decline in interest rates.

Investment income decreased from $33,000 in the three months ended November 30, 2002 to $6,000 in the three months ended
November  30,  2003  and from $147,000 in the nine  months  ended
November 30, 2002 to $33,000 in the nine months ended November 30, 2003 due to the decline in interest rates.

The effective rate of the Federal and state income tax expense was 38.0% for the nine months ended November 30, 2003 and November 30, 2002.

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

Revenue is generally recognized upon shipment for all printed products. Revenue from fixed price contracts for the design and construction of tools, dies and special machinery is recognized using the percentage of completion method of accounting.

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


Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of December 22, 2003.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to the Consolidated Financial Statements for period ended November 30, 2003.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $19,300,000 at November 30, 2003. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2003 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


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


                   PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits as listed on the accompanying index to exhibits on page 17 are filed as part of this Form
         10-Q.

     (b) Reports on Form 8-K
         The Company filed a report on  Form 8-K on December 22,
         2003 regarding the press release announcing its third quarter operating results.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS BUSINESS FORMS, INC.


Date December 22, 2003          /s/ Harve Cathey
     -------------------        -------------------------------
                                Harve Cathey
                                Vice President - Finance and
                                CFO, Secretary
                                Principal Financial and
                                Accounting Officer

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