Form 10-K
period 2004-02-29
ENNIS BUSINESS FORMS INC
filed 2004-05-04
CIK 33002

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
               -----------------------------------

                            FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended      February 29, 2004
                                  -------------------------------
                               OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                                          ----------    ---------

                    Commission file number     1-5807
                                           -------------

                    ENNIS BUSINESS FORMS, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
        Texas                                 75-0256410
-------------------------------      ----------------------------
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)            Identification No.)

1510 N. Hampton, Suite 300, DeSoto, TX            75115
----------------------------------        -----------------------
(Address of principal executive offices)         Zip Code

Registrant's telephone number,
including area code                            (972) 228-7801
                                              -------------------

Securities registered pursuant to Section 12(b) of the Act:


                                         Name of each exchange
Title of each class                       on which registered
-------------------------          ------------------------------
Common Stock,
par value $2.50 per share               New York Stock Exchange
--------------------------         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes  X    No
                                                   ----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                    [X]

Indicate  by  check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                               Yes  X     No
                                                   ----      ----

The  number of shares of the registrant's Common Stock, par value
$2.50, outstanding at April 15, 2004 was 16,393,157.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 2004 (16,157,832 shares) was $261,918,457.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of 2004 Annual Report to Shareholders - Incorporated in
Parts I & II
Portions of Proxy Statement to be dated May 17, 2004 -
Incorporated in Part III

               SECURITIES AND EXCHANGE COMMISSION

                            FORM 10-K

                             PART I
                             ------

Item 1.   Business.
-------   ---------

    Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Ennis Business Forms, Inc. and its subsidiaries (collectively "Ennis" or the "Company") operate in three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products. The Promotional Solutions Group is primarily in the business of design, production and distribution of printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it (registered trademark) Notes. The Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. Additional information concerning the segments is incorporated herein by reference to page 37 of the Company's 2004 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

    Approximately 97% of the business products manufactured by Ennis are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. Ennis operates thirty manufacturing locations in twelve strategically located states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. For the year ended February 29, 2004 the sale of business products represents approximately 88% of consolidated net sales.

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

    Business products usage is generally not seasonal. General economic conditions and contraction of traditional business forms industry are the predominant factor in quarterly volume fluctuations.

Patents, Trademarks, Licenses, Franchises and Concessions:
---------------------------------------------------------

    The Company does not have any significant patents, trademarks, licenses, franchises or concessions.


Backlog:
-------

    At February 29, 2004 the Company's backlog of business forms orders believed to be firm was approximately $5,355,000 as compared to approximately $6,177,000 at February 28, 2003. The backlog of orders for tools, dies and special machinery at February 29, 2004 was approximately $182,000 as compared to approximately $1,571,000 at February 28, 2003. The backlog of orders of promotional media at February 29, 2004 was approximately $12,300,000 as compared to approximately $14,850,000 at February 28, 2003. The backlog of financial forms at February 29, 2004 was approximately $2,315,000 as compared to approximately $1,961,000 at February 28, 2003. Approximately $7,000,000 of the promotional media backlog is not expected to be filled in the fiscal year ending February 29, 2004.


Research and Development:
------------------------

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 29, 2004.


Environment:
-----------

    There have been no material effects on the Company arising from compliance with Federal, State or local provisions or regulations relating to the protection of the environment.


Employees:
---------

    At February 29, 2004, the Company had approximately 2,200 employees, of whom approximately 440 were represented by three unions and under five separate contracts expiring at various times.


Available Information:
---------------------

    The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on its website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company's code of ethics, which applies to all employees of the Company including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is posted under the Investors Relation page on the Company's website, www.ennis.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics on behalf of the CEO or CFO, under the Investors Relations page on the Company's website, www.ennis.com.

Item 2.   Properties.
------    ----------

    The Company operates thirty manufacturing facilities located in twelve states as follows:

                                    Approximate Square feet of
                                            floor space
   Location                          Owned    Leased     Total
   --------                          -----    ------     -----
                     Forms Solutions Group
                     ---------------------
Ennis, Texas     Three
                 Manufacturing
                 Facilities          325,118        -    325,118
Chatham,
Virginia         Manufacturing       127,956        -    127,956
Paso Robles,
California       Manufacturing        94,120        -     94,120
Knoxville,
Tennessee        Manufacturing        48,057        -     48,057
Portland,
Oregon           Manufacturing             -   47,000     47,000
Fort Scott,
Kansas           Manufacturing        86,660        -     86,660
DeWitt, Iowa     Two
                 Manufacturing
                 Facilities           95,000        -     95,000
DeWitt, Iowa     Sales Office              -      300        300
Dallas, Texas    Manufacturing        82,400        -     82,400
Moultrie,
Georgia          Manufacturing        25,000        -     25,000
Coshocton, Ohio  Manufacturing        24,750        -     24,750
Houston, Texas   Manufacturing             -   40,800     40,800
San Antonio,
Texas            Manufacturing        47,426        -     47,426
Columbus,
Kansas           Manufacturing       201,000        -    201,000
                                   ---------  -------  ---------
                                   1,157,487   88,100  1,245,587
                                   =========  =======  =========
                  Promotional Solutions Group
                  ---------------------------
Wolfe City,      Two
Texas            Manufacturing
                 Facilities          119,259        -    119,259
Macomb,
Michigan         Manufacturing        56,350        -     56,350
Bell,
California       Manufacturing             -   19,286     19,286
Denver,          Four
Colorado         Manufacturing
                 Facilities and
                 Warehouse                 -  155,528    155,528
Dallas, Texas
                 Manufacturing             -   23,976     23,976
                                     -------  -------    -------
                                     175,609  198,790    374,399
                                     =======  =======    =======
                   Financial Solutions Group
                   -------------------------
Brooklyn Park,
Minnesota        Manufacturing        94,800        -     94,800
Roseville,
Minnesota        Manufacturing             -   42,500     42,500
Arden Hills,
Minnesota        Warehouse                 -   23,684     23,684
Lakewood, New    Administrative
York             Offices                          642        642
Nevada, Iowa     Manufacturing       232,000        -    232,000
Bridgewater,
Virginia         Manufacturing             -   27,000     27,000
                                     -------  -------    -------
                                     326,800   93,826    420,626
                                     =======  =======    =======
                     Administrative Offices
                     ----------------------
DeSoto, Texas    Executive and
                 Administrative            -   13,577     13,577
                 Offices
Ennis, Texas     Administrative
                 Offices               9,300        -      9,300
                                     -------  -------    -------
                                       9,300   13,577     22,877
                                     =======  =======    =======


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

    All of the rented property is held under leases with original terms of two or more years, expiring at various times from April
2004 through August 2007. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

    None.

              EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual
Meeting of Shareholders to be held on June 17, 2004.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 17, 2004) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

    Keith S. Walters, Chairman of the Board, CEO and President, age 54, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

     Ronald M. Graham, Vice President Administration, age 56, was elected Vice President Administration in April 2001. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations and was elected Vice President Human Resources in June 1998. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe for 3 years as Corporate Director of Human Resources.

     Harve Cathey, Vice President Finance, Chief Financial Officer and Secretary, age 65, was elected Vice President and Chief Financial Officer in January 2003. Mr. Cathey was elected Secretary in October 1998 and Treasurer in July 1998. Mr. Cathey has been employed by the Company continuously since April 1969. Previously, Mr. Cathey served as Vice President-Finance and Secretary (from September 1983 to September 1996) and Treasurer (from June 1978 to December 1992).

     Michael D. Magill, age 56, was elected Vice President and Treasurer in October 2003. Prior to joining the Company, Mr. Magill was President and Chief Executive Officer of Safeguard Business Systems, Inc. for 6 years. Prior to that time, Mr. Magill was Executive Vice President and CFO of KBK Capital Corporation. Mr. Magill joined KBK Capital Corporation after 10 years with MCorp, where he held various positions beginning as head of corporate finance and ending as CFO during MCorp's bankruptcy.

    There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
------    Shareholder Matters.
          -----------------------------------------------------

    The Company's common stock is traded on the New York Stock Exchange. The following table sets forth for the periods indicated: the high and low closing sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends paid by the Company.



                                             Common
                                              Stock
                                             Trading
                           Common Stock      Volume     Dividends
                           Price Range     (number of   per share
                           ------------     shares in   of Common
                          High      Low    thousands)     Stock
                          ----      ---    ----------     -----
Fiscal Year Ended
February 29, 2004
     First Quarter      $13.67    $10.90       2,038     $0.155
     Second Quarter      15.40     13.44       1,863      0.155
     Third Quarter       14.99     13.20       2,139      0.155
     Fourth Quarter      17.00     14.58       1,437      0.155
Fiscal Year Ended
February 28, 2003
     First Quarter      $14.18    $10.34       3,155     $0.155
     Second Quarter      14.45     10.75       3,438      0.155
     Third Quarter       13.28     11.54       1,600      0.155
     Fourth Quarter      13.23     10.70       2,078      0.155


    On April 15, 2004, the last sale price of the common stock was $16.21 per share and the number of shareholders of record was 1,446.

Item 6.   Selected Financial Data.
------    -----------------------

     The information required by this item is incorporated herein by reference to page 12 of the Company's 2004 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -------------------------------------------------

     The information required by this item is incorporated herein by reference to pages 13 through 17 of the Company's 2004 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 7a.  Quantitative and Qualitative Disclosure About Market
-------   Risk.
          ----------------------------------------------------

    The information required by this item is incorporated by reference to page 17 of the Company's 2004 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

     The information required by this item is incorporated herein by reference to pages 20 through 39 of the Company's 2004 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 9.   Changes in and Disagreements with Accountants on
------    Accounting and Financial Disclosure.
          -------------------------------------------------

     There were no changes in or disagreements with the independent auditors on accounting and financial disclosure.


Item 9a.  Controls and Procedures.
-------   -----------------------

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of February 29, 2004.
Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004. There have been no significant changes in the Company's internal controls over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

     For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information required by this item regarding directors is incorporated by reference to pages 5 through 7 of the Company's
Proxy Statement to be dated May 17, 2004.

Item 11.  Executive Compensation.
-------   ----------------------

     The information required by this item is incorporated herein by reference to pages 11 through 17 of the Company's Proxy
Statement to be dated May 17, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   Management.
          ----------------------------------------------------

     The information required by this item is incorporated herein by reference to pages 19 through 20 of the Company's Proxy
Statement to be dated May 17, 2004.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     The information required by this item is incorporated herein by reference to page 36 of the Company's 2004 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.

Item 14.   Principal Accountant Fees and Services.
-------    ---------------------------------------

     The information required by this item is incorporated herein by reference to pages 21 through 22 of the Company's Proxy
Statement to be dated May 17, 2004.

                             PART IV
                             -------

Item 15.  Exhibits, Financial Statement Schedule, and Reports on
-------   Form 8-K.
          -------------------------------------------------------

           (a)  1. Financial Statements.
                   See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page F-1).
                2. Financial Statement Schedule.
                   See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page F-1).
                3. Exhibits
                   The exhibits listed on the accompanying index to exhibits on page 16 are filed as part of this Form 10-K.


         (b) Reports on Form 8-K:
             -------------------

             The Company filed a report on Form 8-K on April 15,
             2004 regarding the press release dated April 14, 2004 announcing year-end operating results.


         (c) Exhibits:
             --------

             See Index to Exhibits, incorporated herein by reference.

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

                         (Registrant) ENNIS BUSINESS FORMS, INC.

Date:  May 4, 2004      BY: /s/    Keith S. Walters
     ----------------       -------------------------------------
                                   Keith S. Walters,
                                   Chairman of the Board,
                                   Chief Executive Officer and
                                   President


Date:  May 4, 2004      BY: /s/    Harve Cathey
     ----------------       -------------------------------------
                                   Harve Cathey
                                   Vice President - Finance and
                                   CFO, Secretary and Principal
                                   Financial and Accounting Officer

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 4, 2004       BY: /s/   Keith S. Walters
     ----------------       -------------------------------------
                                   Keith S. Walters, Director


Date:  May 4, 2004       BY: /s/   Ronald M. Graham
     ----------------       -------------------------------------
                                   Ronald M. Graham, Director


Date:  May 4, 2004       BY: /s/   Harold W. Hartley
     ----------------       -------------------------------------
                                   Harold W. Hartley, Director


Date:  May 4, 2004       BY: /s/   Robert L. Mitchell
     ----------------       -------------------------------------
                                   Robert L. Mitchell, Director


Date:  May 4, 2004       BY: /s/   Kenneth G. Pritchett
     ----------------       -------------------------------------
                                   Kenneth G. Pritchett, Director

                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE



     The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 2004 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 6, 7 and 8 incorporating certain portions of the Company's 2004 Annual Report to Shareholders, such 2004 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K. The Company's fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002 (fiscal years ended 2004, 2003 and 2002, respectively).



                                                   2004
                                                  Annual
                                       Form     Report to
                                       10-K    Shareholders
                                       ----    ------------
Consolidated Financial Statements of
 the Company:
  Consolidated Statements of
     Earnings - Fiscal years ended
     2004, 2003 and 2002                            20
  Consolidated Statements of Cash
     Flows - Fiscal years ended
     2004, 2003 and 2002                            21
  Consolidated Balance Sheets -
     Fiscal years ended 2004 and
     2003                                        22 - 23
  Notes to Consolidated Financial
     Statements                                  25 - 39
Independent Auditors' Report for
  fiscal years ended 2002, 2003 and
  2004                                 S-2

  II - Valuation and qualifying
     accounts                          S-3

  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.

                 Report of Independent Auditors




Board of Directors and Shareholders
Ennis Business Forms, Inc.

We have audited the accompanying consolidated balance sheets of Ennis Business Forms, Inc. and subsidiaries (the Company) as of February 29, 2004 and February 28, 2003, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 29, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ennis Business Forms, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 9 to the financial statements, in 2003 the Company changed its method of accounting for goodwill.


                        ERNST & YOUNG LLP


Dallas, Texas
April 14, 2004

                           Schedule II

           ENNIS BUSINESS FORMS, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three Years Ended February 29, 2004
                         (In thousands)

                              Additions
               Balance        ---------
                 at       Charged    Charged               Balance
              beginning      to      to other               at end
 Description   of year   operations  accounts  Deductions  of year
 -----------   -------   ----------  --------  ----------  -------
Year ended
February 29,
2004:
 Allowance
 for
 doubtful
 receivables     $1,294         890    47 (1)      460 (2)    1,771
                 ======       =====   =======   ==========    =====

Year ended
February 28,
2003:
 Allowance
 for
 doubtful
 receivables     $1,486         941   135 (3)    1,268 (2)    1,294
                 ======       =====   =======   ==========    =====

Year ended
February 28,
2002:
 Allowance
 for
 doubtful
 receivables     $1,484       1,007    25 (1)    1,030 (2)    1,486
                 ======       =====   =======   ==========    =====












Notes:
  (1) Principally collection of accounts previously charged off.
  (2) Charge-off of uncollectible receivables.
  (3) Principally Allowance from Acquisition of Calibrated
      Forms Co., Inc.

                        INDEX TO EXHIBITS



  Exhibit 3 (i)  Restated Articles of Incorporation as
                 amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31,
                 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
  Exhibit 3 (ii) Bylaws of the Registrant as amended through
                 October 15, 1997 incorporated herein by
                 reference to Exhibit 3(ii) to the
                 Registrants Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
  Exhibit 10.1   Employment Agreement - Keith S. Walters
                 dated May 1, 2003.
  Exhibit 10.2   Employment Agreement - Ronald M. Graham
                 dated May 1, 2003.
  Exhibit 10.3 Employment Agreement - Michael M. Magill dated October 7, 2003.
  Exhibit 13     Portions of 2004 Annual Report to
                 Shareholders.
  Exhibit 21     Subsidiaries of Registrant.
  Exhibit 23     Consent of Independent Auditors.
  Exhibit 31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
  Exhibit 31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
  Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Exhibit 32.2 Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * Portions of Exhibit have been omitted pursuant to a request
 for   confidential  treatment  filed  with  the  Securities  and
 Exchange Commission.