Form 10-Q
period 2004-05-31
ENNIS BUSINESS FORMS INC
filed 2004-06-24
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          MAY 31, 2004
                 -----------------------------------------------

Commission File Number        1-5807
                      ------------------------------------------

                            ENNIS, INC.
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


               TEXAS                           75-0256410
----------------------------------------------------------------
     (State or other Jurisdiction of      (I. R. S. Employer
      Incorporation or organization)      Identification No.)

      2441 Presidential Pkwy,  Midlothian, TX           76065
----------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)


                         (972) 775-9801
----------------------------------------------------------------
        (Registrant's telephone number, including area code)


                    ENNIS BUSINESS FORMS, INC,
         1510 N. Hampton, Suite 300, DeSoto, TX 75115
----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X    No
                                                -----    -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                             Yes  X    No
                                                -----    -------

The  number of shares of the registrant's Common Stock, par value
$2.50, outstanding at May 31, 2004 was 16,420,463.

                           ENNIS, INC.

                              INDEX


      Part I.   Financial information - unaudited

         Item 1 - Financial Statements
            Condensed Consolidated Balance Sheets --
              May 31, 2004 and February 29, 2004          2 - 3

            Condensed Consolidated Statements of
              Earnings -- Three Months Ended May 31,
              2004 and 2003                                 4

            Condensed Consolidated Statements of Cash
              Flows -- Three Months Ended May 31, 2004
              and 2003                                      5

            Notes to Condensed Consolidated Financial
              Statements                                 6 - 10

         Item 2 - Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   11 - 15

         Item 3 - Quantitative and Qualitative
            Disclosures of Market Risk                     16

         Item 4 - Controls and Procedures                  16

      Part II. Other Information

         Item 4 - Submission of Matters to a Vote of
            Security Holders                               17

         Item 6 - Exhibits and Reports on Form 8-K         17

      Signatures                                           18

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           ENNIS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                        May 31,      February 29,
                                         2004            2004
                                         ----            ----
                                      (unaudited)
                       Assets
                       ------

Current assets:
    Cash and cash equivalents          $ 20,853       $ 15,067
    Accounts receivable, net             29,502         29,800
    Prepaid expenses                      1,700          2,022
    Inventories                          13,263         13,721
    Other current assets                  2,920          2,995
                                        -------        -------
               Total current assets      68,238         63,605
                                        -------        -------

Property, plant and equipment, net       46,406         46,480

Goodwill, net                            34,420         34,420

Other assets                              8,965          9,538
                                        -------        -------

                                       $158,029       $154,043
                                        =======        =======













                                                      (Continued)

                           ENNIS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                          May 31,    February 29,
                                           2004          2004
                                           ----          ----
                                        (unaudited)
                  Liabilities and
                Shareholders' Equity
                --------------------

Current liabilities:
    Accounts payable                    $  7,165     $  5,804
    Accrued expenses:
        Employee compensation and
           benefits                        8,676        7,908
        Federal and state income tax
           payable                         2,175           --
        Taxes other than income            1,428        1,427
        Insurance accrual                  1,316        2,329
        Other                              1,554        1,597
    Current installments of long-term
       debt                                6,335        6,335
                                         -------      -------
             Total current liabilities    28,649       25,400
                                         -------      -------

Long-term debt, less current
   installments                            6,300        7,800

Deferred credits, principally income
   taxes                                  10,119       10,261

Shareholders' equity:
    Preferred stock, at par value             --           --
    Common stock, at par value            53,125       53,125
    Additional paid in capital               126          126
    Retained earnings                    147,481      145,653
    Accumulated other comprehensive
       loss                                  (57)        (114)
                                         -------      -------

                                         200,675      198,790

    Treasury stock                       (87,714)     (88,208)
                                         -------      -------

             Total shareholders'
                equity                   112,961      110,582
                                         -------      -------

                                        $158,029     $154,043
                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollars in Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                                              Three Months Ended
                                                    May 31,
                                               2004        2003
                                               ----        ----

 Net sales                                   $65,736     $64,874

 Costs and expenses:
    Cost of sales                             48,676      48,324
    Selling, general and administrative        9,386       9,655
                                              ------      ------

                                              58,062      57,979
                                              ------      ------

 Earnings from operations                      7,674       6,895
                                              ------      ------

 Other income (expense):
    Investment income                              5          14
    Interest expense                            (134)       (287)
    Other expense, net                           (81)         (3)
                                              ------      ------

                                                (210)       (276)
                                              ------      ------

 Earnings before income taxes                  7,464       6,619

 Provision for income taxes                    2,882       2,515
                                              ------      ------

 Net earnings                                $ 4,582     $ 4,104
                                              ======      ======

 Weighted average number of common
   shares outstanding - basic             16,406,631  16,332,565
    Plus incremental shares from assumed
       exercise of stock options             287,919     173,917
                                          ----------  ----------
 Weighted average number of common
   shares outstanding - diluted           16,694,550  16,506,482
                                          ==========  ==========

 Per share amounts:
    Net earnings - basic                        $.28        $.25
                                                ====        ====
    Net earnings - diluted                      $.27        $.25
                                                ====        ====
    Cash dividends per share                   $.155       $.155
                                               =====       =====

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
                                           Three Months Ended
                                                 May 31,
                                             2004       2003
                                             ----       ----
 Cash flows from operating activities:
    Net earnings                            $4,582     $4,104
    Adjustments to reconcile net
       earnings to net cash provided by
       operating activities:
          Depreciation                       2,209      2,377
          Amortization of trademark             33         33
          Gain on the sale of equipment         (3)       (78)
          Other                                 --       (135)
          Changes in operating assets and
            liabilities:
            Receivables                        298      1,830
            Prepaid expenses                   322        160
            Inventories                        458       (642)
            Contract costs in excess of
               billings                         34        530
            Other current assets                 6       (260)
            Accounts payable and accrued
               expenses                      3,341        571
            Other assets                       398        664
                                            ------     ------

            Net cash provided by
               operating activities         11,678      9,154
                                            ------     ------

 Cash flows from investing activities:
    Capital expenditures                    (2,139)      (842)
    Proceeds from disposal of property           7         89
                                            ------     ------

            Net cash used in investing
               activities                   (2,132)      (753)
                                            ------     ------

 Cash flows from financing activities:
    Repayment of debt issued to finance
       acquisition                          (1,500)    (1,850)
    Dividends                               (2,542)    (2,533)
    Purchase (issue) of treasury stock,
       net                                     282         (3)
    Other                                       --         (2)
                                            ------     ------

            Net cash used in financing
               activities                   (3,760)    (4,388)
                                            ------     ------

 Net change in cash and cash equivalents     5,786      4,013
 Cash and cash equivalents at beginning
    of period                               15,067     13,860
                                            ------     ------

 Cash and cash equivalents at end of
    period                                 $20,853    $17,873
                                            ======     ======

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended May 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004, from which the accompanying condensed consolidated balance sheet at February 29, 2004 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executive and managerial employees and non-employee directors. At May 31, 2004, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan and the 1991 Incentive Stock Option Plan. The Company has 722,652 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.

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

   The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee Compensation (in thousands, except per share amounts):

   -----------------------------------------------------------

      For the Three Months Ended May 31,  2004      2003
                                          ----      ----

      Net earnings:
       As reported                       $4,582    $4,104
       Deduct:  Stock-based Employee
       compensation expense not
       included in reported income,
       net of related tax effects            10        14
                                          -----     -----
       Pro forma                         $4,572    $4,090
                                         ======    ======

      Net earnings per share:
       As reported - basic                 $.28      $.25
       Pro forma - basic                    .28       .25

       As reported - diluted                .27       .25
       Pro forma - diluted                  .27       .25


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

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
   123. If the Company had adopted the prospective transition method prescribed by SFAS 148 in first quarter 2004, compensation expense of $17,000 would have been recorded. After related income tax effects, this would have reduced net income by $10,000. There would have been no effect to earnings per share.

   As of May 31, 2004, the Company has reserved 722,652 shares of common stock under incentive stock option plans. For the three month periods ended May 31, 2004 and 2003, 35,000 and 65,500 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Employee Benefit Plans
   ----------------------
   The following table provides the components of net periodic benefit cost for the three months ended May 31, 2004 and 2003
   (in thousands):


                                May 31, 2004    May 31, 2003
       Components of net
          periodic benefit
          cost
       Service cost                 $367           $334
       Interest cost                 604            589
       Expected return on
          Assets                    (666)          (548)
       Amortization of:
          Prior service cost         (36)           (36)
          Unrecognized net
             loss                    267            262
                                    ----           ----

       Net periodic benefit
          Cost                      $536           $601
                                    ====           ====

   The Company expects to contribute $2,500,000 during the current fiscal year end. For the current fiscal year ending
   February 28, 2005, there is not a minimum contribution requirement and no pension payments have been made.

4. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):


                                   May 31,   February 29,
                                    2004         2004
                                    ----         ----

             Raw material        $ 6,690      $ 6,911
             Work-in-process       1,194        1,393
             Finished goods        5,379        5,417
                                  ------       ------

                                 $13,263      $13,721
                                  ======       ======


5. Accumulated other comprehensive income
   --------------------------------------
   Accumulated other comprehensive income consists of the unrealized portion of changes in the fair value of the
   Company's cash flow hedge. Comprehensive income was approximately $4,639,000 for the three months ended May 31, 2004 and $4,116,000 for the three months ended May 31, 2003. Amounts charged directly to Shareholder's Equity related to the Company's interest rate swap are included in "other comprehensive income."

6. Segment Data
   ------------
   The Company operates three business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. The Promotional Solutions Group is comprised of Adams McClure, Admore and Wolfe City is primarily in the business of manufacturing and selling promotional products. The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three months ended May 31, 2004 and 2003 were as follows (in thousands):

                  Forms    Promotional Financial
                Solutions   Solutions  Solutions            Consolidated
                  Group       Group      Group    Corporate    Totals
                  -----       -----      -----    ---------    ------
Three months ended May 31, 2004:
  Net sales     $34,562      $19,462   $11,712   $    --     $ 65,736
  Depreciation      776          626       702       105        2,209
  Amortization
    of
    trademark        33           --        --        --           33
  Segment
    Earnings
    (loss)
    before
    income tax    5,536        2,163     1,486    (1,721)       7,464
  Segment
    assets       80,246       34,842    35,331     7,610      158,029
  Capital
  expenditures      267          241       100     1,531        2,139

Three months ended May 31, 2003:
  Net sales     $34,765      $18,129   $11,980   $    --     $ 64,874
  Depreciation      820          616       763       178        2,377
  Amortization
    of
    trademark        33           --        --        --           33
  Segment
    Earnings
    (loss)
    before
    income tax    5,197        1,700     1,224    (1,502)       6,619
  Segment
    assets       73,349       37,925    37,092     4,970      153,336
  Capital
  expenditures      570          154       100        18          842

"Post-it" is a registered trademark of 3M.

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

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $10,500,000 at May 31, 2004. The fair value of the swap at May 31, 2004 was approximately ($92,000) and the change in the fair value of the loss from March 1, 2004, net of tax, has been charged to accumulated other comprehensive loss.

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Ennis, Inc. was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively "Ennis" or the "Company") prints and constructs a broad line of business forms and other business products for national distribution. Distribution of business forms and other business products throughout the United States is primarily through independent dealers. These include business forms distributors, stationers, printers, computer software developers and advertising agencies, among others.

On November 14, 2002, the Company acquired all of the outstanding shares of Calibrated Forms Co., (Calibrated). The purchase price for the transaction was $22,038,000, less liabilities excluded of $7,195,000. Calibrated designs, manufactures and markets printed business forms within the wholesale business forms marketplace. Calibrated became part of the Forms Solutions Group.

The Company operates in three business segments. The first segment, the Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. The second segment, the Promotional Solutions Group, is comprised of Adams McClure, Admore and Wolfe City and is primarily in the business of manufacturing and selling promotional products. The third segment, the Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products.

Economic pressure and the contraction of the traditional business forms industry continue to impact each segment of the Company.
As a result, the Company continues to concentrate on reducing other costs where sales are declining. The installation of the Company's Enterprise Resource Planning Software (ERP) System has decreased the waste in materials in the plants which have the system. The Company is continuing to install the ERP System throughout the organization. The Company is also focusing on increasing sales where the market is expanding. In addition, the Company will continue to search for acquisition opportunities that will expand our mix of products away from traditional forms, as well as strategic acquisitions within the traditional forms industry.

Liquidity and Capital Resources
-------------------------------

Cash Flow

Cash provided by operating activities for the three months ended May 31, 2004 was $11,678,000 and represented an increase of $2,524,000 from the $9,154,000 provided in the comparable period last year. This increase in cash provided by operating activities was due to routine fluctuation due dates in Accounts payable and accrued expenses. Cash flows used in investing activities for the three months ended May 31, 2004 was $2,132,000 and represented an increase use of $1,379,000 from the $753,000 used in the comparable period last year. This increase in cash used was primarily the result of capital expenditures for the new Corporate facility. Cash flows used in financing activities for the three months ended May 31, 2004 was $3,760,000 and represented a decrease of $628,000 from the $4,388,000 used in the comparable period last year. The decrease in financing activities was primarily the result of reduction in quarterly payments of the long term debt and proceeds received from issuance of treasury stock.

Working Capital

The Company has maintained a strong financial position with working capital at May 31, 2004, of $39,589,000, an increase of 3.6% from the beginning of the year, and a current ratio of 2.4 to 1. The increase in current assets is due to operating profits less funds used to pay dividends. The Company has $20,853,000 in cash and cash equivalents.


Credit Facility

The Company has $12,635,000 in long-term debt. The Company made payments of $1,500,000 of the debt financing for the three months ended May 31, 2004. The Company anticipates repaying the long-term debt of $1,500,000 per quarter and a final payment of $1,800,000 in January 2006. The available line of credit at May 31, 2004 was approximately $17,700,000.


Pension

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company anticipates it will pay $2,500,000 for the fiscal year ended 2005. For the current fiscal year ending February 28, 2005, there is not a minimum contribution requirement and no pension payments have been made.

Inventory

The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements.

Capital Expenditures

Capital expenditures for the three months totaled $2,139,000. For the full fiscal year, capital expenditures are expected to be between $5,000,000 and $6,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.

Commitments

There   have   been  no  material  changes  in  our   contractual
obligations since fiscal year-end 2004 outside the normal course of business.

Accounting Standards
--------------------
In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of "Accounting for Stock-Based Compensation" (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting used in reporting results. To date, the Company has not adopted SFAS 123 utilizing any of the transition methods of SFAS 148. The FASB recently issued an exposure for public comment and a final standard is expected in the second half of 2004. Tentative decisions by the FASB indicate that expensing of stock options will be required for fiscal years beginning after December 15, 2004.

Results of Operations 2004
--------------------------
Net sales for the three months ended May 31, 2004 increased 1.3% from the corresponding period in the prior year. This increase is primarily the result of increased product sales to new customers in the Promotional Solutions Group 2.1%, offset by decreases in the Forms Solutions Group 0.4% and the Financial Solutions Group 0.4%. The Forms Solutions Group and the Financial Solutions Group continue to be impacted by the general economy and industry decline. The declines are primarily caused by decreased volume.

Gross profit margins increased from 25.5% in the three months ended May 31, 2003 to 26.0% in the three months ended May 31, 2004. The increase is the result of a combination of factors. The Forms Solutions Group gross profit margin increased from 26.4% in the three months ended May 31, 2003 to 27.0% in the three months ended May 31, 2004. While the general weakness in the economy and the decline in the forms industry contributed to decreased volume, prices were able to be increased in the Forms Solutions Group, while controlling variable costs and maintaining efficient fixed cost absorption. The Financial Solutions Group and the Promotional Solutions Group had relatively consistent gross profit margins for the three months ended May 31, 2004 and 2003.

Selling, general and administrative expenses decreased 2.8% for the three months ended May 31, 2004 when compared to the corresponding period in the prior year. Reduced administrative personnel in the Forms and financial groups accounted for the reduction.

Interest expense decreased from $287,000 in the three months ended May 31, 2003 to $134,000 in the three months ended May 31, 2004 primarily as a result of the reduction of long-term financial debt.

The Company's effective federal and state income tax rate remained relatively constant from May 31, 2004 to May 31, 2003.

Critical Accounting Policies and Judgments
------------------------------------------
In preparing our financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies are the most critical due to their affect on the Company's more significant estimates and judgments used in preparation of its consolidated financial statements.

The   Company  maintains  a  defined-benefit  pension  plan   for
employees.   Included in our financial results are pension  costs
which  are  measured using actuarial valuations.   The  actuarial
assumptions used may differ from actual results.

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

------------------------------------------------------
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate that imposes a tax on income. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of income. In the event that accrual results differ from these estimates, our provision for income taxes could be materially impacted.

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





Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of June 23, 2004.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to the Consolidated Financial Statements for period ended May 31, 2004.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $10.5 million at May 31, 2004. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2004 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

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

(a)  The  Company held its Annual Meeting of Shareholders on June
     17, 2004.

(b)  Proxies   for   the  meeting  were  solicited  pursuant   to
     Regulation 14; there was no solicitation in opposition to management's nominees for directors listed in the Proxy
     Statement and all such nominees were elected.

     Directors elected were:

       Nominees for Director  Votes Cast for   Votes Withheld

       Harold W. Hartley        14,659,145         330,894
       Kenneth G. Pritchett     14,496,292         493,746
       James C. Taylor          14,599,251         390,787

(c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes respectively.

     Approve the long-term incentive plan.

          For                     8,863,405
          Against                 1,690,899
          Withheld                  101,380
          Broker-non votes        4,334,354

     Amend the Company's Articles of Incorporation to change the name of the Company to Ennis, Inc.

          For                    14,876,196
          Against                    69,439
          Withheld                   44,403
          Broker-non votes               --


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits as listed on the accompanying index to exhibits on page 16 are filed as part of this Form
	 10-Q.

     (b) Reports on Form 8-K
         The  Company filed a report on Form 8-K on June 23, 2004
         regarding   the  press  release  announcing  its   first
         quarter operating results.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS, INC.


Date June 23, 2004              /s/Harve Cathey
     ---------------------      --------------------------------
                                Harve Cathey
                                Vice President - Finance and
                                CFO, Secretary and Principal
                                Financial and Accounting Officer

                        INDEX TO EXHIBITS



    Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
    Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
    Exhibit 32    Certification  pursuant   to   18   U.S.C.
                  Section  1350,  as  adopted  pursuant   to
                  Section 906 of the Sarbanes-Oxley  Act  of
                  2002