Form 10-Q
period 2004-08-31
ENNIS, INC.
filed 2004-09-29
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 2004
                 ------------------------------------------------

Commission File Number              1-5807
                      -------------------------------------------

                                  ENNIS, INC.
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          TEXAS                               75-0256410
-----------------------------------------------------------------
 (State or other Jurisdiction of          (I. R. S. Employer
  Incorporation or organization)          Identification No.)

  2441 Presidential Pkwy, Midlothian, TX          76065
-----------------------------------------------------------------
 (Address of principal executive offices)       (Zip Code)


                         (972) 775-9801
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)


                     ENNIS BUSINESS FORMS, INC,
-----------------------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X    No
                                                 -----     -----
Indicate  by  check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes  X     No
                                                 -----     -----

The  number of shares of the registrant's Common Stock, par value
$2.50, outstanding at September 24, 2004 was 16,430,713.

                           ENNIS, INC.

                              INDEX


   Part I.   Financial information - unaudited

      Item 1 - Financial Statements
        Condensed Consolidated Balance Sheets --
           August 31, 2004 and February 29, 2004      2 - 3

        Condensed Consolidated Statements of
         Earnings --
           Three and Six Months Ended August 31,
           2004 and 2003                                4

        Condensed Consolidated Statements of Cash
         Flows --
           Three and Six Months Ended August 31,
            2004 and 2003                               5

        Notes to Condensed Consolidated Financial
         Statements                                   6 - 11

      Item 2 - Management's Discussion and Analysis
       of Financial
        Condition and Results of Operations          12 - 17

      Item 3 - Quantitative and Qualitative
       Disclosures of Market Risk                       17

      Item 4 - Controls and Procedures                  18

   Part II. Other Information

      Item 6 - Exhibits                                 18

   Signatures                                           19

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           ENNIS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                        August 31,   February 29,
                                           2004          2004
                                           ----          ----
                                        (unaudited)
                        Assets
                        ------

Current assets:
    Cash and cash equivalents            $   8,530      $  15,067
    Accounts receivable, net                37,622         29,800
    Prepaid expenses                         3,202          2,022
    Inventories, net                        18,742         13,721
    Other current assets                     3,038          2,995
                                           -------        -------
               Total current assets         71,134         63,605
                                           -------        -------

Property, plant and equipment, net          52,308         46,480

Goodwill, net                               42,567         34,420

Other assets                                 9,476          9,538
                                           -------        -------

                                          $175,485       $154,043
                                           =======        =======













                                                      (Continued)

                           ENNIS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                        August 31,   February 29,
                                           2004          2004
                                           ----          ----
                                        (unaudited)
                   Liabilities and
                Shareholders' Equity
                --------------------

  Current liabilities:
     Accounts payable                    $ 10,006    $   5,804
     Accrued expenses:
         Employee compensation and
          benefits                          9,872       10,237
         Federal and state income tax
          payable                             138           --
         Taxes other than income            1,996        1,427
         Other                              5,718        1,597
     Current installments of long-
      term debt                             6,237        6,335
                                          -------      -------
               Total current
                liabilities                33,967       25,400
                                          -------      -------

  Long-term debt, less current
   installments                            16,000        7,800

  Deferred credits, principally income
   taxes                                    9,635       10,261

  Shareholders' equity:
     Series A junior participating
      preferred stock of $10 par
      value, Authorized 1,000,000
      shares;
            None issued                        --           --
     Common stock of $2.50 par value
         Authorized 40,000,000
         shares;
            Issued 21,249,860 shares       53,125       53,125
     Additional paid in capital               126          126
     Retained earnings                    150,200      145,653
     Accumulated other comprehensive
      loss                                    (40)        (114)
                                          -------      -------
                                          203,411      198,790

     Treasury stock:
             Cost of 4,819,147 shares
              at August 31, 2004 and
              August 31, 2004 and
              4,856,626 shares at
              February 29, 2004           (87,528)     (88,208)
                                          -------      -------

               Total shareholders'
                equity                    115,883      110,582
                                          -------      -------

                                         $175,485     $154,043
                                          =======      =======

See   accompanying  notes  to  condensed  consolidated  financial statements.

                           ENNIS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollars in Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                        Three Months Ended       Six Months Ended
                            August 31,              August 31,
                         2004        2003        2004        2003
                         ----        ----        ----        ----

 Net sales              $73,374     $65,003    $139,110    $129,877

 Costs and
  expenses:
    Cost of sales        54,022      47,496     102,698      95,820
    Selling,
     general and
     administrative      10,813       9,866      20,199      19,521
                         ------      ------     -------     -------

                         64,835      57,362     122,897     115,341
                         ------      ------     -------     -------

 Earnings from
  operations              8,539       7,641      16,213      14,536
                         ------      ------     -------     -------

 Other income
  (expense):
    Investment
     income                 137          13         142          27

    Interest
     expense               (167)       (192)       (301)       (479)
    Other income
     (expense), net          79        (208)         (2)       (211)
                         ------      ------     -------     -------

                             49        (387)       (161)       (663)
                         ------      ------     -------     -------

 Earnings before
  income taxes            8,588       7,254      16,052      13,873

 Provision for
  income taxes            3,218       2,757       6,100       5,272
                         ------      ------     -------     -------

 Net earnings          $  5,370    $  4,497    $  9,952    $  8,601
                         ======      ======     =======     =======

 Weighted average
  number of
  common shares
  outstanding -
  basic              16,427,776  16,347,228  16,416,737  16,340,968
     Plus
      incremental
      shares from
      assumed
      exercise
      of stock
      options           317,675     262,047     298,908     215,605
                     ----------  ----------  ----------  ----------
 Weighted average
  number of
  common shares
  outstanding -
  diluted            16,745,451  16,609,275  16,715,645  16,556,573
                     ==========  ==========  ==========  ==========

 Per share amounts:
    Net earnings -
     basic                 $.33        $.28        $.61        $.53
                           ====        ====        ====        ====
    Net earnings -
     diluted               $.32        $.27        $.59        $.52
                           ====        ====        ====        ====
    Cash dividends
     per share            $.155       $.155       $.310       $.310
                           ====        ====        ====        ====

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                               Six Months Ended
                                                  August 31,
                                                2004      2003
                                                ----      ----
Cash flows from operating activities:
   Net earnings                               $9,952    $8,601
   Adjustments to reconcile net earnings to
       net cash provided by operating
       activities:
         Depreciation                          4,358     4,709
         Amortization of trademark                66        66
         Gain on the sale of equipment          (188)       (4)
         Bad debt expense                        429       440
         Other                                    --      (275)
         Changes in operating assets and
          liabilities (excluding the effects
          of acquisitions):
            Accounts receivable                  933     1,824
            Prepaid expenses                     295       343
            Inventories                         (958)   (1,576)
            Other current assets                 (89)      525
            Accounts payable and accrued
             expenses                         (3,217)    2,139
            Other assets                         (11)    1,344
                                              ------    ------

            Net cash provided by operating
             activities                       11,570    18,136
                                              ------    ------

Cash flows from investing activities:
   Capital expenditures                       (3,581)   (2,402)
   Purchase of operating assets, net of
    cash acquired of $133                    (17,701)       --
   Proceeds from disposal of property            235        91
   Other                                          --       (28)
                                              ------    ------

            Net cash used in investing
             activities                      (21,047)   (2,339)
                                              ------    ------

Cash flows from financing activities:
   Proceeds from debt issued to finance
    acquisitions                              11,000        --
   Repayment of debt issued to finance
    acquisition                               (3,335)   (4,037)
   Dividends                                  (5,088)   (5,068)
   Issuance of treasury stock, net 34,479
    shares and 30,686 shares                     363       330
                                              ------    ------

            Net cash provided by (used in)
             financing activities              2,940    (8,775)
                                              ------    ------

Net change in cash and cash equivalents       (6,537)    7,022
Cash and cash equivalents at beginning of
 period                                       15,067    13,860
                                              ------    ------

Cash and cash equivalents at end of period   $ 8,530   $20,882
                                              ======    ======

See accompanying notes to condensed consolidated financial
statements.
                                5

                           ENNIS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended August 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004, from which the accompanying condensed consolidated balance sheet at February 29, 2004 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executive and managerial employees and non-employee directors. At August
   31, 2004, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has reserved 1,254,623 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.

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

   The following table represents the effect on net earnings and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

     -----------------------------------------------------------

                                 Three Months    Six Months Ended
                               Ended August 31,     August 31,
      (in thousands)            2004      2003    2004     2003
                                ----      ----    ----     ----

      Net earnings:
        As reported            $5,370    $4,497  $9,952   $8,601
        Deduct:  Stock-based
        Employee compensation
        expense not included
        in reported income,
        net of related tax         11        14      21       28
        effects
                                -----    ------  ------   ------
        Pro forma              $5,359    $4,483  $9,931   $8,573
                               ======    ======  ======   ======

      Net earnings per
       share:
        As reported - basic      $.33      $.28    $.61     $.53
        Pro forma - basic         .33       .27     .60      .52

        As reported - diluted     .32       .27     .59      .52
        Pro forma - diluted       .32       .27     .59      .52


   As required, the pro forma disclosures above include options granted since March 1, 1996. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense over the vesting period.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
   123. If the Company had adopted the prospective transition method prescribed by SFAS 148 in the first quarter of 2004, compensation expense of $17,000 and $34,000 would have been recorded for the three and six months ended August 31, 2004, respectively. After related income tax effects, this would have reduced net earnings by $11,000 and $21,000 for the three and six months ended August 31, 2004, respectively. Basic earnings per share would have decreased one cent for the six months ended August 31, 2004.

   As of August 31, 2004, the Company has issued 701,325 stock options granted under incentive stock option plans. For the three and six month periods ended August 31, 2004, there were no anti-dilutive stock options. For the three and six month periods ended August 31, 2003, there were 10,000 and 73,250 stock options not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

3. Employee Benefit Plans
   ----------------------
   The following table provides the components of net periodic benefit cost for the three and six months ended August 31, 2004 and 2003 (in thousands):


                              Three Months     Six Months Ended
                            Ended August 31,      August 31,
                             2004      2003     2004     2003
                             ----      ----     ----     ----
       Components of net
        periodic benefit
        cost
          Service cost       $367      $334    $  734   $  668
          Interest cost       604       589     1,208    1,178
          Expected return
           on assets         (666)     (548)   (1,332)  (1,096)
          Amortization of:
          Prior service
           cost               (36)      (36)      (72)     (72)
          Unrecognized net
           loss               267       262       534      524
                             ----      ----    ------   ------

       Net periodic
        benefit cost         $536      $601    $1,072   $1,202
                             ====      ====    ======   ======

   For the current fiscal year ending February 28, 2005, there is not a minimum contribution requirement and no pension payments have been made; however, the Company expects to contribute $2.5 million.

4. Inventories
   -----------
   The Company uses the Last-In, First-Out (LIFO) method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out (FIFO) method is used to value the remainder. The following table summarizes the components of inventories at the different stages of production (in thousands of dollars):


                                 August 31,  February 29,
                                    2004         2004
                                    ----         ----

             Raw material        $ 8,660      $ 6,911
             Work-in-process       2,615        1,393
             Finished goods        7,467        5,417
                                  ------       ------

                                 $18,742      $13,721
                                  ======       ======


5. Accumulated other comprehensive income
   --------------------------------------
   Accumulated other comprehensive income consists of the unrealized portion of changes in the fair value of the
   Company's cash flow hedge. Comprehensive income was approximately $10,026,000 for the six months ended August 31, 2004 and $8,698,000 for the six months ended August 31, 2003. Amounts charged directly to Shareholders' Equity related to the Company's interest rate swap are included in "other comprehensive income."

6. Segment Data
   ------------
   The Company operates business units aggregated into three segments on the basis of common customers, products and
   management.   The  Forms Solutions Group is primarily  in  the
   business of manufacturing and selling business forms and other printed business products to customers primarily located in the United States. On June 30, 2004, the Company acquired Crabar/GBF which became part of the Forms Solution Group segment with the exception of the Cerritos, California facility which became part of the Promotional Solutions Group. The Promotional Solutions Group is comprised of Adams McClure, Admore and Wolfe City and is primarily in the business of manufacturing and selling promotional products. The Financial Solutions Group is comprised of Northstar Computer Forms which is a manufacturer and seller of official bank checks, money orders, and internal bank forms. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three and six months ended August 31, 2004 and 2003 were as follows (in thousands):

                 Forms    Promotional Financial
               Solutions   Solutions  Solutions             Consolidated
                 Group       Group      Group    Corporate     Totals
                 -----       -----      -----    ---------     ------
Three months ended
August 31, 2004:
 Net sales     $43,227     $19,183    $10,964     $    --      $73,374
 Deprecia-
  tion             841         614        562         132        2,149
 Amortiza-
  tion of
  trademark         33          --         --          --           33
 Segment
  earnings
  (loss)
  before
  income
  tax            6,377       2,723      1,508      (2,020)       8,588
 Segment
  assets       100,085      35,390     31,860       8,150      175,485
 Capital
  expendi-
  tures            348         471         54         569        1,442

Three months ended
August 31, 2003:
 Net sales     $35,784     $17,082    $12,137     $    --      $65,003
 Deprecia-
  tion             802         616        736         178        2,332
 Amortiza-          33          --         --          --           33
  tion of
  trademark
 Segment
  earnings
  (loss)
  before
  income
  tax            5,830       1,856      1,511      (1,943)       7,254
 Segment
  assets        75,720      34,231     40,461       5,066      155,478
 Capital
  expendi-
  tures            428         281        621         230        1,560

Six months ended
August 31, 2004:
 Net sales     $77,790     $38,644    $22,676     $    --     $139,110
 Deprecia-
  tion           1,609       1,241      1,268         240        4,358
 Amortiza-
  tion of
  trademark         66          --         --          --           66
 Segment
  earnings
  (loss)
  before
  income
  tax           11,913       4,886      2,994      (3,741)      16,052
 Segment
  assets       100,085      35,390     31,860       8,150      175,485
 Capital
  expendi-
  tures            615         712        154       2,100        3,581







Six months ended
August 31, 2003:
 Net sales     $70,549     $35,211    $24,117     $    --     $129,877
 Deprecia-
  tion           1,616       1,232      1,499         362        4,709
 Amortiza-
  tion of
  trademark         66          --         --          --           66
 Segment
  earnings
  (loss)
  before
  income
  tax           11,148       3,560      2,739      (3,574)      13,873
 Segment
  assets        75,720      34,231     40,461       5,066      155,478
 Capital
  expendi-
  tures            998         435        721         248        2,402

7. Purchase of Crabar/GBF
   ----------------------
   Effective June 30, 2004, the Company completed its acquisition of all the outstanding stock of Crabar/GBF for approximately $18 million, with consideration in the form of debt assumed and cash. The primary reason for the acquisition was to increase Ennis' market share. However, Crabar/GBF will add high-quality long and medium run print production, along with pressure sensitive label and form-label combinations to Ennis' current line of medium and short run print products and solutions. The results of operations for Crabar/GBF are included in the Company's condensed consolidated financial statements from the date of acquisition. The following table represents certain operating information on a pro forma basis as though Crabar/GBF had been acquired as of March 1, 2003, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, reduced interest income and related tax effects (in thousands except per share amounts):


       For the Three Months Ended August 31,     2003      2004
                                                 ----      ----

       Pro forma net sales                   $ 81,903   $78,914
       Pro forma net earnings                   4,640     5,431
       Pro forma earnings per share -             .28       .32
       diluted

       For the Six Months Ended August 31,       2003      2004
                                                 ----      ----

       Pro forma net sales                   $167,680  $160,881
       Pro forma net earnings                   9,001    11,547
       Pro forma earnings per share -             .54       .69
        diluted


   The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

   The transaction was accounted for under the purchase method of accounting and was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. The Company has temporarily recorded the excess purchase price as goodwill as ongoing valuation efforts are completed to determine the allocation to the identifiable intangible assets, if any.

8. Agreement to Merge with Alstyle Apparel
   ---------------------------------------
   Ennis signed a definitive agreement to merge in a tax free exchange of stock with Alstyle Apparel, a privately held manufacturer of t-shirts and fleece goods based in Anaheim, California. This transaction will make Ennis a full-service provider of printed business products and promotional apparel (t-shirts and fleece goods) with over $525,000,000 in annual revenues and approximately 6,000 employees in North America. This merger continues the Ennis strategy of growth through acquiring growing product lines (promotional apparel) for the Company's existing customer base.

   In the merger, Centrum stockholders will receive a combination of cash and the Company's common stock in exchange for their Centrum shares. At least three business days prior to the closing of the merger, Ennis will notify the Centrum stockholders of the amount of cash that Ennis elects to pay the Centrum stockholders at closing. This amount will not be less than $12,500,000 and not more than $20,000,000. This transaction is subject to SEC and shareholder approval.

9. Derivative Financial Instruments and Hedging Activities
   -------------------------------------------------------
   The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. Amounts receivable or payable under interest rate swap agreements are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

   The Company utilized swap agreements related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $9,000,000 at August 31, 2004. The fair value of the swap at August 31, 2004 was approximately ($64,000) and the change in the fair value of the loss from March 1, 2004, net of tax, has been added to accumulated other comprehensive income.

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

On June 30, 2004, the Company completed the acquisition of the outstanding stock of Dayton, Ohio based Crabar/GBF for approximately $18 million, with consideration in the form of debt assumed and cash. The purchase was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources. Crabar/GBF produces high-quality long and medium run printing, pressure sensitive labels and form-label combinations in facilities located in Cerritos, California; Bellville, Texas; Princeton, Illinois; Medfield Massachusetts; Edison, New Jersey; El Dorado, Missouri; and Leipsic, Ohio. Crabar/GBF also has an administrative center in Dayton, Ohio. The Carbar/GBF facilities, except the Cerritos, California location, became part of the Forms Solution Group. The Cerritos, California operation became part of the Promotional Solutions Group.

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

Economic pressure and the contraction of the traditional business forms industry continue to impact each segment of the Company.
As a result, the Company continues to concentrate on reducing other costs where sales are declining. The installation of the Company's Enterprise Resource Planning Software (ERP) System has decreased the waste in materials and improved labor utilization in the plants which have the system. The Company is continuing to install the ERP System throughout the organization. The Company is also focusing on increasing sales where the market is expanding. In addition, the Company will continue to search for acquisition opportunities that will expand our mix of products away from traditional forms, as well as strategic acquisitions within the traditional forms industry.

Liquidity and Capital Resources
-------------------------------

Cash Flow
Cash provided by operating activities for the six months ended August 31, 2004 was $11,568,000 and represented a decrease of $6,568,000 from the $18,136,000 provided in the comparable period last year. This decrease in cash provided by operating activities was due to the payments of outstanding accounts payable of Crabar/GBF after acquisition. Cash flows used in investing activities for the six months ended August 31, 2004 was $21,047,000 and represented an increase use of $18,708,000 from the $2,339,000 used in the comparable period last year.

This increase in cash used was primarily the result of the acquisition of Crabar/GBF. Cash flows provided by financing
activities  for  the  six  months  ended  August  31,  2004   was
$2,940,000 and represented an increase of $11,715,000 from the $(8,775,000) used in the comparable period last year. The increase in financing activities was primarily the result of the debt issued to finance the acquisition of Crabar/GBF.

Working Capital
The Company has maintained a strong financial position with working capital at August 31, 2004, of $37,167,000, remaining relatively constant with a slight decrease of 2.7% from the beginning of the year, and a current ratio of 2.1 to 1. The Company has $8,530,000 in cash and cash equivalents.

Credit Facility
The Company has $22,237,000 in total long-term debt of which $11,000,000 was recently borrowed to finance the Crabar/GBF acquisition. This transaction resulted in the Fourth Amendment to the Original Credit Agreement dated June 6, 2000. The Company made payments of $3,335,000 for the six months ended August 31, 2004. The Company anticipates repaying the long-term debt at $1,500,000 per quarter with a final payment of $12,800,000 in January 2006. The available line of credit at August 31, 2004 was approximately $8,163,000.

Pension
The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2005, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will pay $2,500,000.

Inventories
The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements.

Capital Expenditures
Capital expenditures for the three and six months totaled $1,442,000 and $3,581,000, respectively. For the full fiscal year, capital expenditures are expected to be between $5,000,000 and $6,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future. These amounts do not take into consideration the pending merger with Alstyle apparel as referred to in the financial statements.

Commitments
There   have   been  no  material  changes  in  our   contractual
obligations since fiscal year-end 2004 outside the normal course of business.

Accounting Standards
--------------------
On May 19, 2004, the Financial Accounting Standards Board (FASB) issued an FSP regarding SFAS No. 106. FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" discusses the effect of the Act. FSP 162-2 considers the effect of the two new features introduced in the Act in determining APBO and net periodic postretirement benefit cost. The adoption of FSP 106-2 is required in the Company's third quarter of fiscal 2005 and is not expected to have a material impact on the
Company's  financial  position  or  results   of operations.

In December 2002, the (FASB) issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, SFAS 148 amends the disclosure requirements of "Accounting for Stock-Based Compensation" (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting used in reporting results. To date, the Company has not adopted SFAS 123 utilizing any of the transition methods of SFAS 148 but does apply the disclosure requirements. The FASB recently issued an exposure for public comment and a final standard is expected in the second half of 2004. Tentative decisions by the FASB indicate that expensing of stock options will be required for fiscal years beginning after December 15, 2004.

Results of Operations 2004
--------------------------
Net sales for the three months ended August 31, 2004 increased 12.9% from the corresponding period in the prior year. This increase is the result of the inclusion of Crabar/GBF, Inc. (Crabar/GBF) for July and August which increased sales 15.5% and 1.2% increase from the remaining portion of the Promotional Solutions Group, offset by decreases in the remaining Forms Solutions Group 2.0% and the Financial Solutions Group 1.8%. The Promotional Solutions Group added new customers resulting in increased sales volume. The Forms Solutions Group and the Financial Solutions Group continue to be impacted by the general economy and industry decline. The declines are primarily caused by decreased volume. For the six months ended August 31, 2004, net sales increased 7.1% from the corresponding period in the prior year. This increase is attributed to the inclusion of Crabar/GBF which increased sales 7.7%, and 1.6% increase from the remaining portion of the Promotional Solutions Group, offset by a decrease of 1.2% from the remaining portion of the Forms Solution Group and a 1.1% decrease in the Financial Solutions Group. The Promotional Solutions Group added new customers resulting in increased sales volume. The Forms Solutions Group and the Financial Solutions Group continue to be impacted by the general economy and industry decline. The declines are primarily caused by decreased volume.

                        Forms    Promotional   Financial
                      Solutions   Solutions    Solutions Consolidated
                        Group       Group        Group      Totals
                        -----       -----        -----      ------
Three months ended
 August 31, 2004:
  Net sales without    $34,475     $17,872     $10,964     $63,311
   Crabar/GBF
  Net sales
   Crabar/GBF            8,752       1,311          --      10,063
                       -------     -------     -------    --------
  Total net Sales      $43,227     $19,183     $10,964    $ 73,374
                       =======     =======     =======    ========

Three months ended
 August 31, 2003
  Total net Sales      $35,784     $17,082     $12,137    $ 65,003
                       =======     =======     =======    ========

Six months ended
 August 31, 2004:
  Net sales without    $69,038     $37,333     $22,676    $129,047
   Crabar/GBF
  Net sales
   Crabar/GBF            8,752       1,311          --      10,063
                       -------     -------     -------    --------
  Total net Sales      $77,790     $38,644     $22,676    $139,110
                       =======     =======     =======    ========

Six months ended
 August 31, 2003
  Total net Sales      $70,549     $35,211     $24,117    $129,877
                       =======     =======     =======    ========

Gross  profit  margins decreased from 26.9% in the  three  months ended August 31, 2003 to 26.4% in the three months ended August 31, 2004 and remained flat at 26.2% for the six months ended August 31, 2003 and August 31, 2004. The decrease in the three months ended August 31, 2004 is the result of a combination of factors. The Forms Solutions Group gross profit margin decreased from 27.8% in the three months ended August 31, 2003 to 26.3% in the three months ended August 31, 2004. While the general weakness in the economy and the decline in the forms industry contributed to decreased volume, prices were able to be increased in the Forms Solutions Group by controlling variable costs and maintaining efficient fixed cost absorption. The Financial Solutions Group and the Promotional Solutions Group had relatively consistent gross profit margins for the three months ended August 31, 2004 and 2003.

Selling, general and administrative expenses increased 9.6% for the three months ended August 31, 2004 and 3.5% for the six months ended August 31, 2004 when compared to the corresponding periods in the prior year. The acquisition of Carbar/GBF accounted for the increase in administrative personnel in the Forms Solutions Group.

Interest expense decreased from $192,000 in the three months ended August 31, 2003 to $167,000 in the three months ended August 31, 2004 and from $479,000 for the six months ended August 31, 2003 to $301,000 for the six months ended August 31, 2004 primarily as a result of the reduction of long-term financial debt, prior to the acquisition of Crabar/GBF.

The Company's effective federal and state income tax rate remained relatively constant at 38% for the six months ended
August 31, 2004 and August 31, 2003.

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

We exercise judgment in evaluating our long-lived assets for impairment. The Company assesses the impairment of long-lived assets, which include other intangible assets, goodwill and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the impairment of goodwill annually. In performing tests of impairment, the Company estimates future cash flows that are expected to result from the operating segments. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate that imposes a tax on income. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of income. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

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

Forward looking statement
-------------------------
      Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of September 28, 2004.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to the Consolidated Financial Statements for the period ended August 31, 2004.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $9,000,000 at August 31, 2004. The impact on the Company's statement of earnings of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2004 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is continuing to integrate the operations of the newly acquired operations of Crabar/GBF into its current internal control environment and procedures that are currently in place at the Company. It is expected this integration will be completed by the end of the Company's fiscal year and will result in changes in changes to virtually all areas of the Company's internal controls in order to provide effective monitoring and control of the newly integrated operations.


                   PART II. OTHER INFORMATION


Item 6. EXHIBITS

             Exhibits
             The exhibits as listed on the accompanying index to exhibits on page 20 are filed as part of this Form
	     10-Q.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS, INC.


Date September 28, 2004         /s/Harve Cathey
     -------------------        -------------------------------
                                Harve Cathey
                                Vice President - Finance and
                                CFO, Secretary and Principal
                                Financial and Accounting Officer

                        INDEX TO EXHIBITS

   Exhibit 2.1 Agreement and Plan of Merger dated as of June 25, 2004 by and among Ennis Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit Q to the Registrant's Form S-4 filed on September 3, 2004.
   Exhibit 2.2 First Amendment to Agreement and Plan of Merger dated as of August 23, 2004 by and among Ennis, Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit Q to the Registrant's Form S-4 filed on September 3, 2004.
   Exhibit 3.1 Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
   Exhibit 3.2 Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant's Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
   Exhibit 10.1 Employee Agreement between Ennis, Inc. and Keith S. Walters dated May 1, 2003 incorporated herein by reference to Exhibit
                  10.1 to the Registrant's Form 10-K Annual
                  Report for the fiscal year ended February 29, 2004.
   Exhibit 10.2 Employee Agreement between Ennis, Inc. and Ronald M. Graham dated May 1, 2003 incorporated herein by reference to Exhibit
                  10.2 to the Registrant's Form 10-K Annual
                  Report for the fiscal year ended February 29, 2004.
   Exhibit 10.3 Employee Agreement between Ennis, Inc. and Michael D. Magill dated October 7, 2003 incorporated herein by reference to Exhibit
                  10.3 to the Registrant's Form 10-K Annual
                  Report for the fiscal year ended February 29, 2004.
   Exhibit 10.4 2004 Long-Term Incentive Plan incorporated herein by reference to Appendix C to the Registrant's Definitive Proxy Statement on
                  Schedule 14A filed on May 17, 2004.
   Exhibit 10.5 Stock Purchase Agreement dated as of June 25, 2004, among Crabar/GBF, Inc. the shareholders of Crabar/GBF, Inc. and Ennis, Inc. incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 15, 2004.
   Exhibit 10.6 First Amendment Agreement dated as of June 25, 2004, by and among Amin Amdani, Rauf Gajiani, Centrum Acquisition, Inc., Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.

   Exhibit 10.7 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.
   Exhibit 10.8 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.
   Exhibit 10.9 UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K Annual Report for the fiscal year ended February
                  29, 2003.
   Exhibit 10.10 Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.*
   Exhibit 10.11 Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.*
   Exhibit 10.12 Fourth Amendment to Credit Agreement dated as of June 25, 2004, between Ennis, Inc. and Bank One, NA incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.
   Exhibit 10.13 Assignment Agreement dated as of June 30, 2004, between U.S. Bank National Association and Compass Bank incorporated herein by reference to the Registrant's Form S-4 filed on September 3, 2004.
   Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
   Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
   Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   Exhibit 99 Charter of the Audit Committee of The Board of Directors of Ennis Business Forms, Inc.
                  as amended June 21, 2001 incorporated herein by refere3nce to exhibit 99 to the Registrant's Form 10-Q Quarterly Report for the quarter ended May 31, 2001.

  * Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.