Form 10-Q
period 2004-11-30
ENNIS, INC.
filed 2005-01-10
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2004
-----------------------------------------------------------------

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    -----------   -----------

Commission File Number             1-5807
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
                                                Yes  X    No
                                                    ---      ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes  X    No
                                                    ---      ---

The  number of shares of the registrant's Common Stock, par value
$2.50, outstanding at January 7, 2005 was 25,412,999.

                           ENNIS, INC.

                              INDEX


      Part I.   Financial information - unaudited

         Item 1 - Financial Statements
            Condensed Consolidated Balance Sheets --
              November 30, 2004 and February 29, 2004   2 - 3

            Condensed Consolidated Statements of
            Earnings --
              Three and Nine Months Ended
              November 30, 2004 and 2003                  4

            Condensed Consolidated Statements of Cash
            Flows --
              Three and Nine Months Ended
              November 30, 2004 and 2003                  5

            Notes to Condensed Consolidated Financial
            Statements                                  6 - 12

         Item 2 - Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                     13 - 20

         Item 3 - Quantitative and Qualitative
         Disclosures About Market Risk                    20

         Item 4 - Controls and Procedures                 21

      Part II. Other Information

         Item 6 - Exhibits                                21

      Signatures                                          22

        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           ENNIS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                      November 30,  February 29,
                                          2004          2004
                                          ----          ----
                                       (unaudited)
                      Assets
                      ------
Current assets:
    Cash and cash equivalents           $  12,023      $  15,067
    Accounts receivable, net               49,487         29,800
    Prepaid expenses                        6,055          2,022
    Inventories, net                       79,831         13,721
    Other current assets                    2,826          2,995
                                          -------        -------
               Total current assets       150,222         63,605
                                          -------        -------

Property, plant and equipment, net         71,942         46,480

Goodwill, net                             230,795         34,420

Other assets                               28,963          9,538
                                          -------        -------

                                         $481,922       $154,043
                                          =======        =======










                                                      (Continued)

                           ENNIS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                     November 30,  February 29,
                                         2004          2004
                                         ----          ----
                                     (unaudited)

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Accounts payable                  $  36,843     $  5,804
   Accrued expenses:
       Employee compensation and
         benefits                       16,725       10,237
       Taxes other than income           2,502        1,427
       Other                            17,461        1,597
   Current installments of long-
     term debt                          19,073        6,335
                                       -------      -------
             Total current
               liabilities              92,604       25,400
                                       -------      -------

Long-term debt, less current
  installments                         110,710        7,800

Deferred credits, principally income
  taxes                                  9,906       10,261

Shareholders' equity:
   Series A junior participating
     preferred stock of $10 par value,
     Authorized 1,000,000 shares;
        None issued                         --           --
   Common stock of $2.50 par value
      Authorized 40,000,000 shares;
         Issued 30,053,443 shares
         at November 30, 2004
         and 21,249,860 shares
         at February 29, 2004           75,134       53,125
   Additional paid in capital          123,640          126
   Retained earnings                   153,750      145,653
   Accumulated other comprehensive
     loss                                  (11)        (114)
                                       -------      -------
                                       352,513      198,790

   Treasury stock:
      Cost of 4,640,744 shares
      at November 30, 2004
      and 4,856,626 shares at
      February 29, 2004                (83,811)     (88,208)
                                       -------      -------

             Total shareholders'
               equity                  268,702      110,582
                                       -------      -------

                                      $481,922     $154,043
                                       =======      =======

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollars in Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                          Three Months Ended      Nine Months Ended
                             November 30,            November 30,
                           2004        2003        2004        2003
                           ----        ----        ----        ----

 Net sales              $91,750     $66,398     $230,860    $196,275

 Costs and expenses:
    Cost of sales        68,876      48,824      171,574     144,644
    Selling, general
    and administrative   12,907       9,949       33,106      29,470
                         ------      ------      -------     -------

                         81,783      58,773      204,680     174,114
                         ------      ------      -------     -------

 Earnings from
  operations              9,967       7,625       26,180      22,161
                         ------      ------      -------     -------

 Other income
 (expense):
    Investment income        82           6          224          33
    Interest expense       (288)       (183)        (589)       (662)
    Other income
     (expense), net         108        (115)         106        (326)
                         ------      ------      -------     -------

                            (98)       (292)        (259)       (955)
                         ------      ------      -------     -------

 Earnings before
  income taxes            9,869       7,333       25,921      21,206

 Provision for income
  taxes                   3,765       2,858        9,865       8,130
                         ------      ------      -------     -------

 Net earnings
                       $  6,104    $  4,475     $ 16,056   $  13,076
                         ------      ------      -------     -------

 Weighted average
  number of common
  shares outstanding
  - basic            16,959,463  16,363,391   16,599,542  16,347,768
    Plus incremental
    shares from
    assumed exercise
    of stock options    367,117     258,853      324,578     230,159
                      ---------  ----------   ----------  ----------
 Weighted average
  number of common
  shares outstanding
  - diluted          17,326,580  16,622,244   16,924,120  16,577,927
                     ==========  ==========   ==========  ==========

 Per share amounts:
    Net earnings -
     basic                 $.36        $.27         $.97        $.80
                           ====        ====         ====        ====
    Net earnings -
     diluted               $.35        $.27         $.95        $.79
                           ====        ====         ====        ====
    Cash dividends per
     share                $.155       $.155        $.465       $.465
                          =====       =====        =====       =====

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                             Nine Months Ended
                                               November 30,
                                              2004       2003
                                              ----       ----
  Cash flows from operating activities:
     Net earnings                           $16,056    $13,076
     Adjustments to reconcile net earnings
        to net cash provided by operating
         activities:
          Depreciation                        6,655      6,975
          Amortization of trademark             111         99
          Gain on the sale of equipment        (239)        --
          Bad debt expense                      657        668
          Changes in operating assets and
           liabilities (net of the effects
           of acquisitions):
             Factored receivables, net         (212)        --
             Accounts receivable, net        (4,809)     1,376
             Prepaid expenses                  (309)       (12)
             Inventories                     (3,951)      (432)
             Other current assets               106        628
             Accounts payable and accrued
              expenses                        4,424      4,335
             Other assets                     1,383     (1,004)
                                            -------    -------

             Net cash provided by
              operating activities           19,872     25,709
                                            -------    -------

  Cash flows from investing activities:
     Capital expenditures                    (4,581)    (3,040)
     Purchase of businesses, net of cash
      acquired of $4,175                   (114,620)        --
     Proceeds from disposal of property         400        110
     Other                                       --        (28)
                                            -------    -------

             Net cash used in investing
              activities                   (118,801)    (2,958)
                                            -------    -------

  Cash flows from financing activities:
     Proceeds from debt issued to finance
      acquisitions                          109,500         --
     Repayment of debt related to
      acquisitions                           (6,353)    (5,538)
     Dividends                               (7,634)    (7,605)
     Issuance of treasury stock, net
      215,882 shares and 30,650 shares          372        343
                                            -------    -------

             Net cash provided by (used
              in) financing activities       95,885    (12,800)
                                            -------    -------

  Net change in cash and cash equivalents    (3,044)     9,951
  Cash and cash equivalents at beginning
   of period                                 15,067     13,860
                                            -------    -------

  Cash and cash equivalents at end of
  period                                    $12,023    $23,811
                                             ======     ======

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended November 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004, from which the accompanying condensed consolidated balance sheet at February 29, 2004 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executives and managerial employees and non-employee directors. At November 30, 2004, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has reserved 1,253,123 shares of unissued common stock under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five-year period.

   The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure."

   The following table represents the effect on net earnings and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

   -----------------------------------------------------------

                                 Three Months      Nine Months
                                Ended November    Ended November
                                     30,               30,
      (in thousands)            2004      2003    2004     2003
                                ----      ----    ----     ----

      Net earnings:
       As reported               $6,104   $4,475 $16,056  $13,076
       Deduct:  Stock-based
       Employee compensation
       expense not included
       in reported income,
       net of related tax            11        7      32       34
       effects
                                  -----    -----  ------   ------
       Pro forma                 $6,093   $4,468 $16,024  $13,042
                                  =====    =====  ======   ======

      Net earnings per
       share:
       As reported - basic         $.36     $.27    $.97     $.80
       Pro forma - basic            .36      .27     .97      .80

       As reported - diluted        .35      .27     .95      .79
       Pro forma - diluted          .35      .27     .95      .79


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

   In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. If the Company had adopted the prospective transition method prescribed by SFAS 148 in the first quarter of 2004, compensation expense of $17,000 and $51,000 would have been recorded for the three and nine months ended November 30, 2004, respectively. After related income tax effects, this would have reduced net earnings by $11,000 and $32,000 for the three and nine months ended November 30, 2004, respectively. There would have been no effect to earnings per share.

   As of November 30, 2004, the Company has issued 700,325 stock options grantedunderunder its incentive stock option plans. For the three and nine months ended November 30, 2004, there were no anti-dilutive stock options. For the three and nine month periods ended November 30, 2003, there were 10,000 and 42,250 stock options not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

         On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

3. Employee Benefit Plans
   ----------------------
   The following table provides the components of net periodic benefit cost for the three and nine months ended November 30, 2004 and 2003 (in thousands):


                              Three Months       Nine Months
                             Ended November     Ended November
                                  30,                30,
                             2004      2003     2004     2003
                             ----      ----     ----     ----
       Components of net
       periodic benefit
       cost
          Service cost       $367      $334    $1,101   $1,002
          Interest cost       604      589      1,812    1,767
          Expected return
       on assets             (666)    (548)    (1,998)  (1,644)
          Amortization of:
          Prior service
       cost                  (36)      (36)     (108)    (108)
          Unrecognized net
       loss                   267      262       801      786
                             -----    -----     -----    -----

       Net periodic
       benefit cost          $536      $601    $1,608   $1,803
                             =====    =====    ======   ======

   For the current fiscal year ending February 28, 2005, there is not a minimum contribution requirement and no pension payments have been made; however, the Company expects to contribute $2,500,000.

4. Inventories
   -----------
   The Company uses the Last-In, First-Out ("LIFO") method of pricing the raw material content of most of its business forms inventories, and the First-In, First-Out ("FIFO") method is used to value the remainder. The following table summarizes the components of inventories at the different stages of production (in thousands of dollars):


                                  November   February
                                     30,        29,
                                    2004       2004
                                    ----       ----

             Raw material        $ 36,887    $ 6,911
             Work-in-process       11,140      1,393
             Finished goods        31,804      5,417
                                   ------      -----

                                  $79,831    $13,721
                                   ======     ======

5. Accumulated other comprehensive income
   --------------------------------------
   Accumulated other comprehensive income consists of the unrealized portion of changes in the fair value of the
   Company's cash flow hedge. Comprehensive income was approximately $16,158,000 for the nine months ended November 30, 2004 and $13,202,000 for the nine months ended November 30, 2003. Amounts charged directly to Shareholders' Equity related to the Company's interest rate swap are included in "other comprehensive income."

6. Acquisitions
   ------------
   Ennis completed its merger with Alstyle Apparel, Inc. ("Alstyle") November 19, 2004. Alstyle shareholders received 8,803,583 shares valued at approximately $145,523,000 and
   $2,889,000 cash. Debt of approximately $97,891,000 was assumed. Alstyle produces and sells activewear apparel with 6 facilities in California and Mexico and 7 distribution centers located throughout the U.S. and Canada. Alstyle was acquired to supplement and broaden the scope of products offered by Ennis. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The Company has temporarily recorded the excess purchase price as goodwill as ongoing efforts are completed to determine the allocation to the identifiable intangible assets, if any. Alstyle operates as a separate segment. The purchase price of Alstyle is calculated as follows (in thousands of dollars):


                 Ennis common  stock
                   issued 8,803,583 shares      $145,523
                 Cash                              2,889
                 Alstyle debt assumed             97,891
                                                 -------

                 Purchase price of  Alstyle     $246,303
                                                 =======

   On November 1, 2004, the Company acquired 100% of the stock of Royal Business Forms, Inc., ("Royal") a privately held company headquartered in Arlington, Texas for $3,700,000 in Ennis treasury stock (approximately 178,000 shares). Royal has been in existence and operating in Arlington, Texas since 1959 and has customers throughout the United States. The acquisition of Royal continues the Ennis strategy of growth through related manufactured products for Ennis' existing customer base. The acquisition will add additional short-run print products and solutions and financial documents sold through the indirect sales (distributorship) marketplace. The Company has temporarily recorded the excess purchase price as goodwill as ongoing efforts are completed to determine the allocation to the identifiable intangible assets, if any.

   Effective June 30, 2004, the Company completed its acquisition of all of the outstanding stock of Crabar/GBF for approximately $18,000,000 with consideration in the form of debt assumed and cash million in cash less debt assumed. The primary reason for the acquisition was to increase Ennis' market share. However, Crabar/GBF will add high-quality long and medium run print production, along with pressure sensitive label and form-label combinations to Ennis' current line of medium and short run print products and solutions. The transaction was financed with $11,000,000 in in bank loansd with the balance being provided by internal cash resources. The Company has temporarily recorded the excess purchase price as goodwill as ongoing efforts are completed to determine the allocation to the identifiable intangible assets, if any.

   The results of operations for Alstyle, Royal and Crabar/GBF are included in the Company's condensed consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all three companies had been acquired as of March 1, 2003, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):


          For the Three Months Ended
          November 30,                        2003       2004
                                              ----       ----

          Pro forma net sales              $136,038   $138,325
          Pro forma net earnings              5,191      7,265
          Pro forma earnings per share -
          diluted                               .21        .28

          For the Nine Months Ended
          November 30,                        2003        2004
                                              ----        ----

          Pro forma net sales              $412,027    $433,207
          Pro forma net earnings             19,295      24,776
          Pro forma earnings per share -
          diluted                               .77         .97

   The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.


7. Segment Data
   -------------
   The Company operates in four business segments. The segment Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. The segment Promotional Solutions Group is primarily engaged in the business of design, manufacturing and distribution of printed and electronic media, presentation products, flexoraphic printing, advertising specialties and Post-it (registered trademark) Notes. The segment Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. The segment Alstyle Apparel Group, which consists of the newly acquired Alstyle, is primarily engaged in the production and sales of activewear including t-shirts, fleece goods, and other wearables. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs. Segment data for the three and nine months ended November 30, 2004 and 2003 were as follows (in thousands):

            Forms    Promotional Financial   Alstyle
          Solutions   Solutions  Solutions   Apparel            Consolidated
            Group       Group      Group      Group  Corporate     Totals
            -----       -----      -----      -----  ---------     ------
Three months ended
November 30, 2004:
 Net
  sales   $50,361    $24,161     $12,892      $4,336    $  --     $91,750
 Depre-
  ciation     854        618         450         236      139       2,297
 Amorti-
  zation
  of
  trade-
  mark         33         --          --          --       --          33
 Segment
  earnings
  (loss)
  before
  income
  tax       5,986      3,515       2,654         258   (2,544)      9,869
 Segment
  assets  100,002     42,662      33,408     297,694    8,156     481,922
 Capital
  expendi-
  tures       256        129         228          --      387       1,000

Three months ended
November 30, 2003:
 Net
  sales   $35,440    $17,339     $13,619       $  --   $   --     $66,398
 Depre-
  ciation     799        587         739          --      141       2,266
 Amorti-
  zation
  of
  trade-
  mark         33         --          --          --       --          33
 Segment
  earnings
  (loss)
  before
  income
  tax       5,057      2,190       2,099          --   (2,013)      7,333
 Segment
  assets   78,364     35,923      36,887          --    4,863     156,037
 Capital
  expendi-
  tures       223         36         176          --      203         638

Nine months ended
November 30, 2004:
 Net
  sales  $128,150    $62,805    $35,569       $4,336   $   --    $230,860
 Depre-
  ciation   2,463      1,858      1,718          236      380       6,655
 Amorti-
  zation
  of
  trade-
  mark        111         --         --           --       --         111
 Segment
  earnings
  (loss)
  before
  income
  tax      17,899       8,401     5,648          258   (6,285)     25,921
 Segment
  assets  100,002      42,662    33,408      297,694    8,156     481,922
 Capital
  expendi-
  tures       871         841       382           --    2,487       4,581

Nine months ended
November 30, 2003:
 Net
  sales  $107,133     $51,406   $37,736       $   --  $    --    $196,275
 Depre-
  ciation   2,478       1,761     2,238           --      498       6,975
 Amorti-
  zation
  of
  trade-
  mark         99          --        --           --       --          99
 Segment
  earnings
  (loss)
  before
  income
  tax      15,917       5,995     4,838           --   (5,544)     21,206
 Segment
  assets   78,364       35,923    36,887          --    4,863     156,037
 Capital
  expendi-  1,221          471       897          --      451       3,040
  tures

9.Derivative Financial Instruments and Hedging Activities
  -------------------------------------------------------
  The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. Amounts receivable or payable under interest rate swap agreements are recorded as adjustments to interest expense. Currently, the one outstanding swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

  The Company utilized a swap agreement related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loan covered by the current swap agreement declines quarterly in connection with expected principal reductions and totaled $7,500,000 at November 30, 2004. The fair value of the swap at November 30, 2004 was approximately ($19,000) and the change in the fair value of the loss from March 1, 2004, net of tax, has been added to accumulated other comprehensive income.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Overview
--------
Ennis, Inc. was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively "Ennis" or the "Company") is primarily engaged in the production of and sale of a broad line of business forms, promotional products, including activewear apparel, and other business products. Distribution of business forms and other business products throughout the United States is primarily through independent dealers. The other business products include business forms distributors, stationers, printers, computer software developers and advertising agencies, among others. Distribution of activewear apparel is conducted through distribution centers located throughout the U.S. and Canada.

Ennis completed its merger with Alstyle Apparel, Inc. ("Alstyle") November 19, 2004. Alstyle shareholders received 8,803,583 shares valued at approximately $145,523,000 and $2,889,000 cash. Debt of approximately $110,572,000 was assumed. Alstyle produces and sells activewear apparel with 6 facilities in California and Mexico and 7 distribution centers located throughout the U.S. and Canada. Alstyle was acquired to supplement and broaden the scope of products offered by Ennis.

On November 1, 2004, Ennis acquired all of the outstanding stock of Royal Business Forms, Inc. ("Royal") located in Arlington Texas for $3,700,000 in Ennis Stock. Royal is principally engaged in the design, manufacture and marketing of printed business forms within the wholesale business forms marketplace. Royal was acquired to help strengthen the Company in the wholesale business forms marketplace.

On June 30, 2004, the Company completed the acquisition of the outstanding stock of Dayton, Ohio based Crabar/GBF for approximately $18,000,000, with consideration in the form of debt assumed and cash in cash less debt assumed. The purchase was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources. Crabar/GBF produces high-quality long and medium run printing, pressure sensitive labels and form-label combinations in facilities located in Cerritos, California; Bellville, Texas; Princeton, Illinois; Medfield Massachusetts; Edison, New Jersey; El Dorado, Missouri; and Leipsic, Ohio. Crabar/GBF also has an administrative center in Dayton, Ohio. Crabar was acquired to help strengthen the
Company in the wholesale business forms marketplace. The Carbar/GBF facilities, except the Cerritos, California location, became part of the Forms Solution Group. The Cerritos, California operation became part of the Promotional Solutions Group.

The Company operates in four business segments. The segment Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. The segment Promotional Solutions Group is primarily engaged in the business of design, manufacturing and distribution of printed and electronic media, presentation products, flexoraphic printing, advertising specialties and Post-it (registered trademark) Notes. The segment Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. The segment Alstyle Apparel is primarily engaged in the production and sales of activewear including t-shirts, fleece goods, and other wearables.

Economic pressure and the contraction of the traditional business forms industry continue to impact each segment of the Company.
As a result, the Company continues to concentrate on reducing other costs where sales are declining. The installation of the Company's Enterprise Resource Planning Software ("ERP") System has decreased the waste in materials and improved labor utilization in the plants which have the system. The Company is continuing to install the ERP System throughout the organization. The Company is also focusing on increasing sales where the market is expanding. In addition, the Company will continue to search for acquisition opportunities that will expand our mix of products away from traditional forms, as well as strategic acquisitions within the traditional forms industry.

Liquidity and Capital Resources
-------------------------------

Cash Flow
Cash provided by operating activities for the nine months ended November 30, 2004 was approximately $19,872,000 and represented a decrease of $5,837,000 from the $25,709,000 provided in the comparable period last year. This decrease in cash provided by operating activities was due to the payments of outstanding accounts payable of Crabar/GBF after acquisition. Cash flows used in investing activities for the nine months ended November 30, 2004 was $118,801,000 and represented an increased use of $115,843,000 from the $2,958,000 used in the comparable period last year. This increase in cash used was primarily the result of the acquisition of Crabar/GBF. Cash flowsCash flows provided by financing activities for the nine months ended November 30, 2004 was $95,885,000 and represented an increase of $108,685,000 from the $12,800,000 used in the comparable period last year. The increase in financing activities was primarily the result of the debt issued to finance the acquisition of Alstyle and Crabar/GBF.


Working Capital
The Company maintains a stable financial position with working capital at November 30, 2004, of $57,618,000. The current ratio decreased to 1.6 to 1 at the current period compared to the current ratio at the beginning of the year at 2.5 to 1. The decline is primarily the result of debt assumed with the Alstyle acquisition. The Company has $12,023,000 in cash and cash equivalents.

Credit Facility
The Company has approximately $129,783,000 in total long-term debt. The Company entered into a $150,000,000 term/revolver facility on November 19, 2004 with the acquisition of Alstyle and immediately borrowed $108,800,000 to finance the acquisition and refinance existing debt. The agreement, which matures in November 2009, provides for a five-year commitment. The credit facility incurs interest at a floating rate of the London Interbank Offered Rate ("LIBOR") plus a spread dependent upon the Company's total funded debt level to cash flows as defined. The secured credit facility contains financial covenants which were in compliance.

Common Stock
Shares  outstanding  were  increased  at  November  30,  2004  to
25,412,999  from  16,393,234 at the beginning of  the  year.   In
November 2004, the company issued 8,803,583 shares to Alstyle shareholders and 177,458 shares to Royal shareholders.

Pension
The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act ("ERISA"). For the current fiscal year ending February 28, 2005, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will pay $2,500,000 in the fourth quarter of fiscal year 2005.

Inventories
The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of supply of raw materials to meet future business requirements.

Capital Expenditures
Capital expenditures for the three and nine months totaled $2,442,000 and $4,581,000, respectively. For the full fiscal year, capital expenditures are expected to be between $5,000,000 and $6,000,000, which are expected to be financed through internally generated funds. The Company expects to generate sufficient cash flow from its operating activities to more than cover its operating and capital requirements for the foreseeable future.

Commitments
There   have   been  no  material  changes  in  our   contractual
obligations since fiscal year-end 2004 outside the normal course of business.

Accounting Standards
--------------------
On May 19, 2004, the FASB issued an FSP regarding SFAS No. 106. FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" discusses the effect of the Act. FSP 162-2 considers the effect of the two new features introduced in the Act in determining APBO and net periodic postretirement benefit cost. The adoption of FSP 106-2 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, SFAS 148 amends the disclosure requirements of "Accounting for Stock-Based Compensation" ("SFAS 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting used in reporting results. To date, the Company has not adopted SFAS 123 utilizing any of the transition methods of SFAS 148 but does apply the disclosure requirements. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.
123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of fiscal year 2007. The company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

Results of Operations 2004
--------------------------

Net sales for the three months ended November 30, 2004 increased 38.2% from the corresponding period in the prior year. The Company's recent acquisitions: Alstyle Apparel, Inc. ("Alstyle") acquired November 19, 2004, Royal Business Forms, Inc. ("Royal") acquired November 1, 2004 and Crabar/GBF, Inc. ("Crabar") acquired June 30, 2004 accounted for 33.7% of this increase. The remaining increase resulted from the Promotional Solutions Group sales increase of 6.2%, offset by decreases in the remaining Forms Solutions Group 0.6% and the Financial Solutions Group 1.1%. The Promotional Solutions Group added new customers resulting in increased sales volume. The Forms Solutions Group and the Financial Solutions Group continue to be impacted by the general economy and industry decline. The declines are primarily caused by decreased volume.

For the nine months ended November 30, 2004, net sales increased 17.6% from the corresponding period in the prior year. The Company's recent acquisitions accounted for 16.5% of the increase. The remaining increase resulted from the Promotional Solutions Group sales increased of 3.2%, offset by decreases in the remaining Forms Solutions Group 1.0% and the Financial Solutions Group 1.1%. The Promotional Solutions Group added new customers resulting in increased sales volume. The Forms Solutions Group and the Financial Solutions Group continue to be impacted by the general economy and industry decline. The declines are primarily caused by decreased volume.

                    Forms     Promotional Financial  Alstyle  Consoli-
                  Solutions    Solutions  Solutions  Apparel    dated
                    Group        Group      Group     Group    Totals
                    -----        -----      -----     -----    ------
Three months ended November 30, 2004:
 Net sales
   excluding
   acquisitions      $34,555      $21,927    $12,892    $  --   $69,375
 Net sales from
   acquisitions       15,806        2,234         --    4,336    22,375
                     -------      -------    -------   ------  --------
 Total net sales     $50,361      $24,161    $12,892   $4,336  $ 91,750
                     =======      =======    =======   ======  ========

Three months ended November 30, 2003:
 Total net sales     $35,440      $17,339    $13,619    $  --  $ 66,398
                     =======      =======    =======   ======  ========

Nine months ended November 30, 2004:
 Net sales
   excluding
   acquisitions     $103,593      $59,260    $35,569    $  --  $198,422

 Net sales from
   acquisitions       24,557        3,545         --    4,336    32,438
                     -------      -------    -------   ------  --------
 Total net sales    $128,150      $62,805    $35,569   $4,336  $230,860
                     =======      =======    =======   ======  ========

Nine months ended November 30, 2003:

 Total net sales    $107,133      $51,406    $37,736   $   --  $196,275
                     =======      =======    =======   ======  ========

Gross  profit  margins decreased from 26.5% in the  three  months ended November 30, 2003 to 24.9% in the three months ended November 30, 2004 and decreased from 26.3% in the nine months ended November 30, 2003 to 25.7% in the nine months ended November 30, 2004. The decrease in the three months and nine months ended November 30, 2004 is primarily the result of recently acquired companies which yield lower profit margins. The Forms Solutions Group and Financial Solutions Group, excluding recent corporate acquisitions, experienced increases in gross profit margin for the three months and nine months ended when compared to the same period in the prior year. While the general weakness in the economy and the decline in the forms industry contributed to decreased volume, profits were able to be increased by controlling variable costs and maintaining efficient fixed cost absorption. The Promotional Solutions Group had relatively consistent gross profit margins for the three months and nine months ended November 30, 2004 when compared to the same period in the prior year.

Selling, general and administrative expenses increased 29.7% for the three months ended November 30, 2004 and 12.3% for the nine months ended November 30, 2004 when compared to the corresponding periods in the prior year. The Company's recent corporate acquisitions accounted for increases in administrative personnel in the Forms Solutions Group and Alstyle Apparel Group.

Interest expense increased from $183,000 in the three months ended November 30, 2003 to $288,000 in the three months ended November 30, 2004 primarily as a result of increased debt resulting from the corporate acquisitions. Interest expensed decreased from $662,000 for the nine months ended November 30, 2003 to $589,000 for the nine months ended November 30, 2004 primarily as a result of the reduction of long-term financial debt, prior to the corporate acquisitions.

The Company's effective federal and state income tax rate remained relatively constant at approximately 38% for the nine months ended November 30, 2004 and November 30, 2003.



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

The Company's accounts receivable are primarily due from distributors of the Company's business forms and other printed business products. Credit is extended based on evaluation of each customer's financial condition. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, the Company's previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and economic conditions in general. The
Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

The Company values the raw material content of most of its business forms inventories at the lower of last-in, first-out ("LIFO") cost or market. At fiscal years ended 2004 and 2003, approximately 75% of business forms inventories are valued at LIFO with the remainder of inventories valued at the lower of first-in, first-out ("FIFO") cost or market. The Company provides reserves for excess and obsolete inventory based upon analysis of quantities on hand, recent sales volumes and reference to market prices.

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

Certain Factors That mMay Affect Future Results
----------------------------------------------
The Forms Solutions Group sells a mature product line of business forms  and other printed business products.  The demand for  this
product   line  may  decrease  with  increasing  electronic   and
paperless forms and filings.

The Promotional and Financial Solutions Groups are dependent upon certain major customers. The loss of such customers may affect the revenue and earnings of the Groups.

The Company has various contracts with suppliers that are subject to change upon renewal and may not provide the same cost ratios for future periods.

Forward looking statement
-------------------------
Management's result of operations contains forward-looking statements that reflect the Company's current view with respect to future revenues and earnings. These statements are subject to numerous uncertainties, including (but not limited to) the rate at which the business forms market is contracting, the application of technology to the production of business forms, demand for the Company's products in the context of a contracting market, variability in the prices of paper and other raw materials, and competitive conditions in the business forms market. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of January 7, 2005.

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to the Consolidated Financial Statements for the period ended November 30, 2004.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $108,000,000 at November 30, 2004. The impact on the Company's statement of earnings of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2004 would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended November 30, 2004, the Company implemented certain controls in conjunction with its project related to reporting on internal controls in compliance with The Sarbanes-Oxley Act of 2002. The Company is continuing to integrate the operations of the newly acquired operations of Alstyle into its current internal control environment and procedures that are currently in place at the Company. It is expected this integration will be completed by the end of the Company's fiscal year and will result in changes to virtually all areas of the Company's internal controls in order to provide effective monitoring and control of the newly integrated operations.

                   PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 5, 2004, the Company held a special meeting of its shareholders to approve the issuance of shares of the Company's common stock to holders of all of the capital stock of Centrum Acquisition, Inc. in connection with the merger of Centrum with and into a subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated as of June 25, 2004 among Company, Centrum and Midlothian Holdings LLC, a subsidiary of the Company. The issuance was approved at the special meeting with 11,578,636 shares cast "for" the issuance, 433,907 shares cast "against" the issuance and 58,666 shares withheld.

Item 6. EXHIBITS

        Exhibits
        The exhibits as listed on the accompanying index to exhibits on page 23 are filed as part of this Form 10-Q.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS, INC.


Date January 7, 2005            /s/Harve Cathey
     -------------------        -------------------------------
                                Harve Cathey
                                Vice President - Finance and
                                CFO, Secretary and Principal
                                Financial and Accounting Officer

                        INDEX TO EXHIBITS

      Exhibit 2.1 Agreement and Plan of Merger dated as of June 25, 2004 by and among Ennis, Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's Form S-4 filed on September 3, 2004.
      Exhibit 2.2 First Amendment to Agreement and Plan of Merger dated as of August 23, 2004 by and among Ennis, Inc., Midlothian Holdings
                    LLC,   and   Centrum  Acquisition,   Inc.,
                    incorporated   herein  by   reference   to
                    Exhibit  2.2 to the Registrant's Form  S-4
                    filed on September 3, 2004.
      Exhibit 3.1 Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988
                    incorporated   herein  by   reference   to
                    Exhibit  5  to the Registrant's Form  10-K
                    Annual  Report for the fiscal  year  ended
                    February 28, 1993.
      Exhibit 3.2 Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant's Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
      Exhibit 3.3 Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004.
      Exhibit 10.1 Employee Agreement between Ennis, Inc. and Keith S. Walters dated May 1, 2003 incorporated herein by reference to
                    Exhibit 10.1 to the Registrant's Form  10-
                    K  Annual Report for the fiscal year ended
                    February 29, 2004.
      Exhibit 10.2 Employee Agreement between Ennis, Inc. and Ronald M. Graham dated May 1, 2003 incorporated herein by reference to
                    Exhibit 10.2 to the Registrant's Form  10-
                    K  Annual Report for the fiscal year ended
                    February 29, 2004.
      Exhibit 10.3 Employee Agreement between Ennis, Inc. and Michael D. Magill dated October 7, 2003 incorporated herein by reference to
                    Exhibit 10.3 to the Registrant's Form  10-
                    K  Annual Report for the fiscal year ended
                    February 29, 2004.
      Exhibit 10.4 2004 Long-Term Incentive Plan incorporated herein by reference to
                    Exhibit  4.1 of the Registrant's Form  S-8
                    filed on January 5, 2005.
      Exhibit 10.5 Stock Purchase Agreement dated as of June 25, 2004, among Crabar/GBF, Inc. the shareholders of Crabar/GBF, Inc. and Ennis, Inc. incorporated herein by reference to Exhibit 2 to the
                    Registrant's Current Report  on  Form  8-K
                    filed on July 15, 2004.
      Exhibit 10.6 First Amendment Agreement dated as of June 25, 2004, by and among Amin Amdani, Rauf Gajiani, Centrum Acquisition, Inc., Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to
                    Exhibit 10.6 to the Registrant's Form S-4 filed on September 3, 2004.

      Exhibit 10.7 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to
                     Exhibit 10.7 to the Registrant's Form  S-4
                     filed on September 3, 2004.
      Exhibit 10.8 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to
                     Exhibit 10.8 to the Registrant's Form  S-4
                     filed on September 3, 2004.
      Exhibit 10.9 UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 29, 2003.
      Exhibit 10.10 Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to
                     Exhibit 10.10 to the Registrant's Form  S-
                     4 filed on September 3, 2004.*
      Exhibit 10.11 Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein  by reference to Exhibit  10.11  to
                     the   Registrant's  Form  S-4   filed   on
                     September 3, 2004.*
      Exhibit 10.12 Fourth Amendment to Credit Agreement dated as of June 25, 2004, between Ennis, Inc. and Bank One, NA incorporated herein by reference to Exhibit 10.12 to the Registrant's Form S-4 filed on September 3, 2004.
      Exhibit 10.13 Assignment Agreement dated as of June 30, 2004, between U.S. Bank National Association and Compass Bank incorporated herein by reference to Exhibit 10.13 to the Registrant's Form S-4 filed on September 3, 2004.
      Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
      Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
      Exhibit 32     Certification  pursuant   to   18   U.S.C.
                     Section  1350,  as  adopted  pursuant   to
                     Section 906 of the Sarbanes-Oxley  Act  of
                     2002
      Exhibit 99 Charter of the Audit Committee of The Board of Directors of Ennis Business
                     Forms,  Inc.  as  amended  June  21,  2001
                     incorporated   herein  by   reference   to
                     Exhibit  99 to the Registrant's Form  10-Q
                     Quarterly  Report  for the  quarter  ended
                     May 31, 2001.

  * Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

  * Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.