Form 10-K
period 2005-02-28
ENNIS, INC.
filed 2005-05-17
CIK 33002

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                ----------------------------------
                            FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended  February 28, 2005
                                             -----------------
                               OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from           to
                                         ---------    -----------

               Commission file number      1-5807
                                        ----------------

                         ENNIS, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Texas                                  75-0256410
---------------------------------        ------------------------
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)          Identification No.)


2441 Presidential Parkway, Midlothian, Texas             76065
---------------------------------------------         -----------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code (972) 775-9801
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:


                                    Name of each exchange
   Title of each class               on which registered
   -------------------             ------------------------

  Common Stock, par value
      $2.50 per share              New York Stock Exchange
--------------------------         -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   ----

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
                                                 Yes  X   No
                                                    -----   ----

The  number of shares of the registrant's Common Stock, par value
$2.50, outstanding at April 15, 2005 was 25,417,995.

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2004 (16,166,888) and April
15,  2005 (25,182,674 shares) were $301,997,468 and $407,455,665, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of 2005 Annual Report to Shareholders - Incorporated in
Parts I & II
Portions of Proxy Statement filed within 120 days of the February
28, 2005 fiscal year end - Incorporated in Part III

               SECURITIES AND EXCHANGE COMMISSION

                            FORM 10-K

                             PART I
                             ------

Item 1.   Business.
-------   ---------

     Ennis, Inc., formerly named Ennis Business Forms, Inc. was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively "Ennis" or the "Company") operate in four business segments. The Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products. The Promotional Solutions Group
is   primarily   in  the  business  of  design,  production   and
distribution   of  printed  and  electronic  media,  presentation
products, flexographic printing, advertising specialties and Post-it (registered trademark) Notes. The Financial Solutions Group designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and
custom  products.   The Apparel Solutions Group manufactures  and
distributes  t-shirts and other activewear  apparel.   Additional
information concerning the segments is incorporated herein by reference to page 18 through 20 of the Company's 2005 Annual Report to Shareholders that is attached as Exhibit (13) hereto.

     Approximately 98% of the business products manufactured by the Forms, Promotional and Financial Solutions Groups are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers' specifications. The products of Apparel Solutions Group are standardized shirts manufactured in a variety of sizes and colors. The Forms, Promotional and Financial Solutions Groups operates thirty four manufacturing locations in United States of America (USA) and seventeen strategically located domestic states providing the Ennis dealer a national network for meeting users' demands for hand or machine written records and documents. The Apparel Solutions Groups operates six manufacturing facilities, one in the USA and five in Mexico.
Additionally, it operates seven distribution centers in five states and Canada. For the year ended February 28, 2005 the sales from the Forms Solutions Group was 49% of consolidated net sales, Promotional Solutions Group was 23%, Financial Solutions Group was 13% and Apparel products represented approximately 15%. Management estimates the sale of apparel products in the future will constitute a significantly larger portion of consolidated net sales.

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

      The industry of the Printing Segments of Ennis is divided into two major competitive segments. One segment sells directly to end users, and is dominated by a few large manufacturers, such as Moore Wallace, a subsidiary of R.R. Donnelly, Standard
Register, and Cenveo. The other segment, which the Company primarily serves, distributes forms and other business products through a variety of resellers. Cenveo also distributes forms and other business products through a variety of resellers. The Company believes it is one of the largest forms companies which serves this segment of the market. There are a number of competitors, which operate in this segment ranging in size from single employee-owner operations to multi-plant organizations such as Cenveo and their Quality Park brand. The Company's strategic plant locations and buying power permit it to compete on a favorable basis within this segment of the market on the competitive factors of service, quality and price.

     The Apparel Segment industry is divided into a number of segments, although Alstyle is primarily involved in the activewear segment and produces t-shirts, fleece items, and sources such products as hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, India, Indonesia, Russia, and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel, Russell, Hanes and Gildan Activewear. While it is not possible to calculate precisely, Alstyle is one of the major provides or activewear in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States and Canada, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service and delivery. Alstyle's strategy is to provided the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle's competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes and Russell.

     Distribution of business forms and other business products throughout the United States is primarily through independent dealers, including business forms distributors, stationers, printers, computer software developers, advertising agencies, etc. The Promotional and Financial Solutions Groups are dependent upon certain major customers. The loss of such customers could have a material adverse effect on the segment. No single customer accounts for as much as ten percent of consolidated net sales. Distribution of the Apparel products is through its own staff of sales representatives selling to distributors who resell to retailers, or directly to screenprinters, embellishers, retailers and mass marketers.

    Raw materials of the Printing Segments principally consist of a wide variety of weights, widths, colors, sizes and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices. Raw materials of the Apparel Segment principally consist of cotton and polyester yarn.

     Business products usage in the Printing Segment is generally not seasonal. General economic conditions and contraction of traditional business forms industry are the predominant factor in quarterly volume fluctuations. The Apparel Segment has a cyclical nature to the business. Sales of activewear are heaviest in the first and second fiscal quarters of Ennis, Inc., with the third quarter being historically less than the previous quarter and the fourth quarter being the low point in the cycle.

Patents, Licenses, Franchises and Concessions:
---------------------------------------------------------

     The Company does not have any significant patents, licenses, franchises or concessions.

Intellectual Property:
----------------------

We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis, A Alstyle Apparel, AA Alstyle Apparel & Activewear,
AAA Alstyle Apparel & Activewear, American Diamond, Classic by Alstyle Apparel, Diamond Star, Executive by Alstyle, Gaziani, Gaziani Fashions, Hyland, Hyland Headwear by Alstyle, Murina, Tennessee River, 360 Custom Labels, Admore, CashManagementSupply.com, Securestar, Northstar, MICRLink, MICR Connection, Ennisstores.com, General Financial Supply, Calibrated, Witt Printing, GenForms, Royal, Crabar/GBF, Adams McClure, Advertising Concepts, ColorWorx, Star Award Ribbon, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.

Backlog:
-------

     At February 28, 2005 the Company's backlog of business forms orders believed to be firm was approximately $7,918,000 as compared to approximately $5,355,000 at February 29, 2004. The backlog of orders of promotional media at February 28, 2005 was approximately $6,824,000 as compared to approximately $12,300,000 at February 29, 2004. The backlog of financial forms at February 28, 2005 was approximately $2,376,000 as compared to approximately $2,315,000 at February 29, 2004.

Research and Development:
------------------------

    While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2005.

Environment:
-----------

     There have been no material effects on the Company arising from compliance with Federal, State or local provisions or regulations relating to the protection of the environment.


Employees:
---------

     At February 28, 2005, the Company had approximately 6,200 employees. Approximately 2,800 of the employees are in Mexico and approximately 30 employees are in Canada. Of the USA employees, approximately 460 were represented by three unions and under six separate contracts expiring at various times. Of the employees in Mexico, two unions represent substantially all with contracts expiring a various times.


Risk Factors
------------

      You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in the Company's common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.


Ennis may be required to write down goodwill and other intangible assets in the future, which could cause its financial condition and results of operations to be negatively affected in the future
-----------------------------------------------------------------
     When Ennis acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets, is determined by the excess of the purchase price over the net identifiable assets acquired. At February 28, 2005 Ennis' goodwill was approximately $178.5 million. Under current accounting standards, if Ennis determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. Ennis conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Ennis completed such an impairment analysis for its fiscal year ended

February 28, 2005, and concluded that no impairment charge was necessary. Ennis cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders' equity and financial results and may cause a decline in Ennis' stock price.


Printed business forms may be superceded over time by "paperless" business forms or otherwise affected by technological obsolescence and changing customer preferences, which could reduce our sales and profits
-----------------------------------------------------------------
     Printed business forms and checks may eventually be superceded by "paperless" business forms, which could have a material adverse effect on Ennis' business over time. The price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of many of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products. In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. We are also seeking to introduce new products and services that may be less susceptible to technological obsolescence. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products; there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.


Our distributors face increased competition from various sources, such as office supply superstores. Increased competition may require Ennis to reduce prices or to offer other incentives in order to enable its distributors to attract new customers and retain existing customers
-----------------------------------------------------------------
     Low price, high value office supply chain stores offer standardized business forms, checks and related products. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of "one-stop" shopping for a broad array of office supplies that our distributors do not offer. In addition, superstores have the financial strength to reduce prices or increase promotional discounts to expand market share. This could result in our reducing our prices or offering incentives in order to enable our distributors to attract new customers and retain existing customers.


Technological improvements may reduce our competitive advantage over some of our competitors, which could reduce our profits
-----------------------------------------------------------------
     Improvements in the cost and quality of printing technology are enabling some of our competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from these competitors could force us to reduce our prices in order to attract and retain customers, which could reduce our profits.


Concentration of Business Form and Apparel Vendors and Suppliers
-----------------------------------------------------------------
     We use a limited number of vendors and suppliers to provide ink for our business, and we use as sole sources Mead/Westvaco for paper and UPS for delivery services. We contract with Parkdale Mills for our supplies of yarn. If there are interruptions in supplies or service from these vendors or suppliers, it could result in a disruption to our business, if we are unable to readily find alternative service providers at comparable rates.


Ennis could experience labor disputes that could disrupt its business in the future
-----------------------------------------------------------------
     As of February 28, 2005, approximately 14% of Ennis' domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of the hourly employees in Mexico. Although Ennis has not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations may not prove successful, may result in a significant increase in the cost of labor or may break down and result in the disruption of our business forms operations.


Alstyle obtains its raw materials from a limited number of suppliers and any disruption in its relationships with these suppliers, or any substantial increase in the price of raw materials, could have a material adverse effect on Alstyle
-----------------------------------------------------------------
     Cotton yarn is the primary raw material used in Alstyle's manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 50% of Alstyle's yarn requirements and has an entire yarn mill dedicated to Alstyle's production. The other major raw material components used in Alstyle's manufacturing processes are chemicals used to treat the fabric during the dyeing process. Alstyle sole-sources the supply of these chemicals from one supplier. If Alstyle's relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.

     Alstyle generally acquires its cotton yarn under short-term purchase orders with its suppliers, and has exposure to swings in cotton market prices. Alstyle does not use derivative instruments, including cotton option contracts, to manage its exposure to movements in cotton market prices. Alstyle may use such derivative instruments in the future. While we believe that Alstyle will be competitive with other companies in the United States apparel industry in negotiating the price of cotton purchased for future production use, any significant increase in the price of cotton could have a material adverse effect on our results of operations.


Alstyle faces intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which Alstyle cannot profitably compete
-----------------------------------------------------------------
     Demand for Alstyle's products is dependent on the general demand for t-shirts and the availability of alternative sources of supply. Alstyle's strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.


Apparel industry cyclicality
-----------------------------------------------------------------
     The United States apparel industry is sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year. Alstyle may be unable to compete successfully in any industry downturn due to excess capacity.

Foreign political and economic risk
-----------------------------------------------------------------
     Alstyle operates cutting and sewing facilities in Mexico, and sources certain product manufacturing and purchases in El Salvador, Pakistan, China and Southeast Asia. Alstyle's foreign operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect its operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the government of Mexico will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.

Alstyle's products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions
-----------------------------------------------------------------
     Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect Alstyle's business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations.

     The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could seriously adversely affect our business.

     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement's rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 5% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on its operations.

     The World Trade Organization (WTO), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade (GATT). This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel.

     In January 2005, United States import quotas have been removed on knitted shirts from China. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. In May 2005, quotas on three categories of clothing imports, including knitted shirts, from China were re-imposed. These factors could make Alstyle's products less competitive against low cost imports from developing countries.

Environmental regulations
-----------------------------------------------------------------
     We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

We depend upon the talents and contributions of a limited number of individuals, many of who would be difficult to replace
-----------------------------------------------------------------
The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with certain members of key management, it cannot be assured that the services of such personnel will continue.

Cautionary Statements
-----------------------------------------------------------------
Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Ennis. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; postage rates; the ability manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Available Information:
----------------------
     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on its website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the
Securities and Exchange Commission ("SEC"). The Company's SEC filings are also available through the SEC's website, www.sec.gov.

Item 2.   Properties.
------         -----------
     The Company operates forty-two manufacturing facilities located in eighteen states as follows:
                                    Approximate square feet of
                                            floor space
   Location                          Owned    Leased     Total
   --------                          -----    ------     -----

                  Forms Solutions Group
                  ---------------------
Ennis, Texas     Three               334,418        -    334,418
                 Manufacturing
                 Facilities
Chatham,         Manufacturing       127,956        -    127,956
Virginia
Paso Robles,     Manufacturing        94,120        -     94,120
California
Knoxville,       Manufacturing        48,057        -     48,057
Tennessee
Portland,        Manufacturing             -   47,000     47,000
Oregon
Fort Scott,      Manufacturing        86,660        -     86,660
Kansas
DeWitt, Iowa     Two Manufacturing    95,000        -     95,000
                 Facilities
Milwaukee,       Sales Office              -      300        300
Wisconsin
Moultrie,        Manufacturing        25,000        -     25,000
Georgia
Coshocton, Ohio  Manufacturing        24,750        -     24,750
Bellville,       Manufacturing        70,196        -     70,196
Texas
San Antonio,     Manufacturing        47,426        -     47,426
Texas
Columbus,        Manufacturing       201,000        -    201,000
Kansas
Dayton, Ohio     Administrative            -    5,526      5,526
                 Offices
Leipsic, Ohio    Manufacturing        83,216        -     83,216
Edison, New      Manufacturing             -   73,160     73,160
Jersey
El Dorado        Manufacturing        70,894        -     70,894
Springs,
Missouri
Princeton,       Manufacturing             -   74,340     74,340
Illinois
Medfield,        Manufacturing        55,116        -     55,116
Massachusetts
Arlington,       Manufacturing and    88,235   33,120    121,355
Texas            Warehouse
Mechanicsburg,   Warehouse                 -    7,500      7,500
Pennsylvania
Sacramento,      Administrative            -      414        414
California       Offices
                                   ---------  -------  ---------
                                   1,534,444  241,360  1,775,804
                                   =========  =======  =========
                  Promotional Solutions Group
                  ---------------------------
Wolfe City,      Two Manufacturing   119,259        -    119,259
Texas            Facilities
Macomb,          Manufacturing        56,350        -     56,350
Michigan
Bell,            Manufacturing             -   19,286     19,286
California
Denver,          Three                     -  145,528    145,528
Colorado         Manufacturing
                 Facilities and
                 Warehouse
Dallas, Texas    Manufacturing        82,400              82,400
Cerritos,        Manufacturing             -   34,000     34,000
California
                                     -------  -------    -------
                                     258,009  198,814    456,823
                                     =======  =======    =======

                   Financial Solutions Group
                   -------------------------
Brooklyn Park,   Manufacturing      94,800          -    94,800
Minnesota
Roseville,       Manufacturing           -     42,500    42,500
Minnesota
Arden Hills,     Warehouse               -     23,684    23,684
Minnesota
Lakewood, New    Administrative          -        642       642
York             Offices
Nevada, Iowa     Manufacturing      48,500          -    48,500
Bridgewater,     Manufacturing           -     27,000    27,000
Virginia
                                   -------   --------   -------
                                   143,300     93,826   237,126
                                   =======   ========   =======
                    Apparel Solutions Group
                    -----------------------
Anaheim,         Administrative          -    200,000   200,000
California       Offices and
                 Distribution
                 Center
Anaheim,         Manufacturing           -    514,065   514,065
California
Chicago,         Distribution            -    120,000   120,000
Illinois         Center
Atlanta,         Distribution            -     31,958    31,958
Georgia          Center
Carrollton,      Distribution            -     26,136    26,136
Texas            Center
Bensalem,        Distribution            -     41,948    41,948
Pennsylvania     Center
Mississauga,     Distribution            -     53,982    53,982
Canada           Center
Los Angeles,     Distribution            -     31,600    31,600
California       Center
Ensenada,        Manufacturing      92,657          -    92,657
Mexico
Hermosillo,      Administrative          -        400       400
Mexico           Offices
Hermosillo,      Manufacturing           -     76,145    76,145
Mexico
Hermosillo,      Manufacturing           -     18,298    18,298
Mexico
Ensenada,        Warehouse               -     17,340    17,340
Mexico
Ensenada,        Manufacturing           -     53,820    53,820
Mexico
Hermosillo,      Manufacturing           -     31,820    31,820
Mexico
                                    ------  --------- ---------
                                    92,657  1,217,512 1,310,169
                                    ======  ========= =========
                    Administrative Offices
                    ----------------------
Midlothian,      Executive and
Texas            Administrative
                 Offices            28,000          -    28,000
                                    ======  ========= =========

     All of the Forms Solutions Group properties are used for the production, warehousing and shipping of business forms and other business products. The Promotional Solutions Group properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it (registered trademark) Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Bell, California); and printed and electronic promotional media (Denver, Colorado and Dallas, Texas). All of the Financial Solutions Group properties are used for the production of warehousing and shipping of financial forms. The Apparel Solutions Group properties are used for the manufacturing or distribution of t-shirts and other activewear apparel.

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

     All of the foregoing facilities are considered to be in good
condition.   The  Company  does not anticipate  that  substantial
expansion refurbishing or re-equipping will be required in the near future.

    All of the rented property is held under leases with original terms of two or more years, expiring at various times from March 2005 through December 2011. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

    None.


              EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual
Meeting of Shareholders to be held on June 16, 2005.

     The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 16, 2005) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.

     Keith S. Walters, Chairman of the Board, CEO and President, age 55, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, for 8 years, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.

      Michael D. Magill, Executive Vice President and Treasurer, age 57, was elected Executive Vice President in February 2005. Mr. Magill was elected Vice President and Treasurer in October 2003. Prior to joining the Company, Mr. Magill was President and Chief Executive Officer of Safeguard Business Systems, Inc. for 6 years. Prior to that time, Mr. Magill was Executive Vice President and CFO of KBK Capital Corporation. Mr. Magill joined KBK Capital Corporation after 10 years with MCorp, where he held various positions beginning as head of corporate finance and ending as CFO during MCorp's bankruptcy.

      Harve Cathey, Vice President Finance, Chief Financial Officer and Secretary, age 66, was elected Vice President and Chief Financial Officer in January 2003. Mr. Cathey was elected Secretary in October 1998 and Treasurer in July 1998. The Company has employed Mr. Cathey continuously since April 1969. Previously, Mr. Cathey served as Vice President-Finance and Secretary (from September 1983 to September 1996) and Treasurer (from June 1978 to December 1992).

     Ronald M. Graham, Vice President Administration, age 57, was elected Vice President Administration in April 2001. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations and was elected Vice President Human Resources in June 1998. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe for 3 years as Corporate Director of Human Resources.

     There is no family relationship among or between any executive officers of the registrant, nor any family relationship between any executive officers and directors.

                             PART II
                             -------

Item 5. Market for the Registrant's Common Equity, and Related Shareholder Matters and Issuer Purchases of Equity Securities.
----------------------------------------------------------------
     The  Company's common stock is traded on the New York  Stock
Exchange under the trading symbol "EBF". The following table sets forth for the periods indicated: the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company.


                                            Common
                                            Stock
                                           Trading
                         Common Stock       Volume    Dividends
                         Price Range      (number of  per share
                        -------------     shares in   of Common
                        High      Low     thousands)    Stock
                       -----      ---     ----------   ------
Fiscal Year Ended
 February 28, 2005
     First Quarter     $17.11   $14.70      1,595      $0.155
     Second Quarter     19.95    15.26      3,355       0.155
     Third Quarter      22.23    18.31      3,431       0.155
     Fourth Quarter     20.15    16.80      6,045       0.155
Fiscal Year Ended
 February 29, 2004
     First Quarter     $13.67   $10.90      2,038      $0.155
     Second Quarter     15.40    13.44      1,863       0.155
     Third Quarter      14.99    13.20      2,139       0.155
     Fourth Quarter     17.00    14.58      1,437       0.155


     On April 15, 2005, the last sale price of the common stock was $16.18 per share and the approximate number of shareholders of record was 1,390.

Item 6.   Selected Financial Data.
-------   ------------------------
     The information required by this item is incorporated herein by reference to page 16 of the Company's 2005 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------
     The information required by this item is incorporated herein by reference to pages 17 through 29 of the Company's 2005 Annual Report to Shareholders which is attached as Exhibit (13) hereto.

Item  7a.   Quantitative and Qualitative Disclosure About  Market
Risk.
-----------------------------------------------------------------

Market Risk

The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $111 million at fiscal year ended 2005. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of fiscal year ended 2005 would be approximately $1,000,000. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------
     The information required by this item is incorporated herein by reference to pages 32 through 56 of the Company's 2005 Annual
Report to Shareholders which is attached as Exhibit (13) hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------
     On June 24, 2004, the Company dismissed Ernst & Young LLP as the Company's independent auditors. On the same date, Grant
Thornton LLP was engaged to succeed Ernst & Young LLP. There were no disagreements between the Company and Ernst & Young LLP on matters of accounting and financial disclosure as reported on Form 8-K filed on June 25, 2004.

Item 9a.  Controls and Procedures.
--------  -------------------------------------------------------

    The Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of February 28, 2005, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     No changes in the Company's internal control over financial reporting have come to management's attention during the year ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     The  information on Management's Report on Internal  Control over Financial Reporting is incorporated by reference to page  58 and 59 of the Company's 2005 Annual Report to Shareholders, which is attached as Exhibit 13 hereto.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------
      For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     The information required by this item regarding directors is incorporated by reference to pages 6 through 8 of the Company's
Proxy Statement.

     The Company's code of ethics, which applies to all employees of the Company including the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), is posted under the Investors Relation page on the Company's website, www.ennis.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics, which relate to the CEO or CFO, under the Investors Relations page on the Company's website, www.ennis.com. The Company will provide a printed copy, free of charge, of the Company's Code of Ethics to any shareholder requesting such information. To obtain a copy of the Company's Code of Ethics, contact Investor Relations, Ennis, Inc., 2441 Presidential Parkway, Midlothian, TX 76065.

Item 11.  Executive Compensation.
--------  ----------------------

     The information required by this item is incorporated herein by reference to pages 17 through 19 of the Company's Proxy
Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
-----------------------------------------------------------------
     The information required by this item is incorporated herein by reference to pages 21 through 24 of the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------
     None

Item 14.  Principal Accountant Fees and Services.
-------   ---------------------------------------
     The information required by this item is incorporated herein by reference to page 11 of the Company's Proxy Statement.

                             PART IV
                             -------

Item 15.  Exhibits and Financial Statement Schedules.
-------   -------------------------------------------
           (a)  1.  Financial Statements.
                    See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page F-1).
                2.  Financial Statement Schedule.
                    See accompanying index to financial statements and financial statement schedule for a list of all financial statements and the financial statement schedule filed as part of this report (page F-1).
                3.  Exhibits
                    The exhibits listed on the accompanying index to exhibits on page 19 through 21 are filed as part of this Form 10-K.

     UNDERTAKINGS WITH RESPECT TO REGISTRANT'S REGISTRATION
                      STATEMENTS,  FORM S-8
(NUMBERS:  33-43087, 333-58963, 333-44624, 333-38100, 333-119845)

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

                                (Registrant) ENNIS, INC.

Date:  May 16, 2005                BY: /s/  Keith S. Walters
      --------------------        -------------------------------
                                   Keith S. Walters, Chairman of
                                   the Board, Chief Executive
                                   Officer and President


Date:  May 16, 2005                BY: /s/  Harve Cathey
      --------------------        -------------------------------
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


Date:  May 16, 2005                BY: /s/  Keith S. Walters
      --------------------        -------------------------------
                                   Keith S. Walters, Director


Date:  May 16, 2005                BY: /s/  Ronald M. Graham
      --------------------        -------------------------------
                                   Ronald M. Graham, Director


Date:  May 16, 2005                BY: /s/  Harold W. Hartley
      --------------------        -------------------------------
                                   Harold W. Hartley, Director


Date:  May 16, 2005                BY: /s/  Thomas R. Price
      --------------------        -------------------------------
                                   Thomas R. Price, Director


Date:  May 16, 2005                BY: /s/  Kenneth G. Pritchett
      --------------------        -------------------------------
                                   Kenneth G. Pritchett, Director

                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE



      The following is a list of the financial statements and financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 2005 Annual Report to Shareholders are incorporated herein by reference in Item 8. With the exception of the pages listed in this index and pages listed in Items 1, 6, 7 and 8 incorporating certain portions of the Company's 2005 Annual Report to Shareholders, such 2005 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K. The Company's fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003 (fiscal years ended 2005, 2004 and 2003, respectively).


                                                       2005
                                                      Annual
                                          Form       Report to
                                          10-K     Shareholders
                                          ----     ------------
Consolidated Financial Statements of
the Company:
  Consolidated Statements of Earnings                   32
     - Fiscal years ended 2005, 2004
     and 2003
  Consolidated Statements of Cash                       33
     Flows - Fiscal years ended 2005,
     2004 and 2003
  Consolidated Balance Sheets - Fiscal                34 - 35
     years ended 2005 and 2004
  Notes to Consolidated Financial                     37 - 56
     Statements
Reports of Independent Registered          S-2
  Public Accounting Firm for fiscal
  years ended 2003, 2004 and 2005

  II - Valuation and qualifying            S-3
     accounts

   All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statement or related notes.

     Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
Ennis, Inc.

We have audited the accompanying consolidated balance sheet of Ennis, Inc. and subsidiaries (the Company) as of February 29, 2004 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes
examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ennis Inc. and subsidiaries as of February 29, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.


                      /s/ ERNST & YOUNG LLP


Dallas, Texas
April 14, 2004




                             S-2(A)

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Shareholders of Ennis, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Ennis, Inc. and Subsidiaries referred to in our report dated May 6, 2005, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Dallas, Texas
May 16, 2005



















                             S-2(B)

                           Schedule II

                  ENNIS, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three Years Ended February 28, 2005
                         (In thousands)

                                 Additions1
                                 ----------
                  Balance
                    at        Charged    Charged               Balance
                 beginning      to      to other                at end
  Description     of year   operations  accounts   Deductions  of year
  -----------     -------   ----------  --------   ----------  -------
Year ended
February 28,
2005:
 Allowance for
   doubtful
   receivables      $1,771          893  1,620(1)     717(2)      3,567
 Inventory
   reserve             244               3,579(3)                 3,823
 Health care
   reserve           1,482        7,710             6,812         2,380


Year ended
  February 29,
  2004:
 Allowance for
   doubtful
   receivables      $1,294          890     47(4)     460(2)      1,771
 Inventory
   reserve             150           94                             244
 Health care
   reserve           1,158        6,706             6,382         1,482


Year ended
  February 28,
  2003:
 Allowance for
   doubtful
   receivables      $1,486          941    135(5)   1,268(2)      1,294
 Inventory
   reserve              --          150                             150
 Health care
   reserve             881        5,806             5,529         1,158


Notes:
-----
   (1)  Principally Allowance from Acquisition of Alstyle
        Apparel, Crabar/GBF, Inc., and Royal Business Forms, Inc.
   (2)  Charge-off of uncollectible receivables.
   (3)  Principally Reserve from Acquisition of Alstyle Apparel.
   (4)  Principally collection of accounts previously charged off.
   (5)  Principally Allowance from Acquisition of Calibrated
        Forms Co., Inc.

                        INDEX TO EXHIBITS



    Exhibit 2.1     Agreement  and Plan of Merger  dated  as  of
                    June  25,  2004  by and among  Ennis,  Inc.,
                    Midlothian   Holdings   LLC,   and   Centrum
                    Acquisition,  Inc., incorporated  herein  by
                    reference to Exhibit 2.1 to the Registrant's
                    Form S-4 filed on September 3, 2004.
    Exhibit 2.2 First Amendment to Agreement and Plan of Merger dated as of August 23, 2004 by and among Ennis, Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit 2.2 to the Registrant's Form S-4 filed on September 3, 2004.
    Exhibit 3.1 Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1993.
    Exhibit 3.2 Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant's Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
    Exhibit 3.3 Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant's Form 10-Q Quarterly Report for the quarter ended November 30, 2004.
    Exhibit 10.1 Employee Agreement between Ennis, Inc. and Keith S. Walters dated May 1, 2003 incorporated herein by reference to Exhibit
                    10.1  to  the Registrant's Form 10-K  Annual
                    Report  for  the fiscal year ended  February
                    29, 2004.
    Exhibit 10.2 Employee Agreement between Ennis, Inc. and Ronald M. Graham dated May 1, 2003 incorporated herein by reference to Exhibit
                    10.2  to  the Registrant's Form 10-K  Annual
                    Report  for  the fiscal year ended  February
                    29, 2004.
    Exhibit 10.3 Employee Agreement between Ennis, Inc. and Michael D. Magill dated October 7, 2003 incorporated herein by reference to Exhibit
                    10.3  to  the Registrant's Form 10-K  Annual
                    Report  for  the fiscal year ended  February
                    29, 2004.
    Exhibit 10.4 2004 Long-Term Incentive Plan incorporated herein by reference to Exhibit 4.1 of the Registrant's Form S-8 filed on January 5, 2005.
    Exhibit 10.5 Stock Purchase Agreement dated as of June 25, 2004, among Crabar/GBF, Inc. the shareholders of Crabar/GBF, Inc. and Ennis, Inc. incorporated herein by reference to
                    Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 15, 2004.

    Exhibit 10.6 First Amendment Agreement dated as of June 25, 2004, by and among Amin Amdani, Rauf Gajiani, Centrum Acquisition, Inc., Ennis,
                   Inc.    and    Midlothian    Holdings    LLC
                   incorporated herein by reference to  Exhibit
                   10.6  to the Registrant's Form S-4 filed  on
                   September 3, 2004.
    Exhibit 10.7 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis,
                   Inc.    and    Midlothian    Holdings    LLC
                   incorporated herein by reference to  Exhibit
                   10.7  to the Registrant's Form S-4 filed  on
                   September 3, 2004.
    Exhibit 10.8 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis,
                   Inc.    and    Midlothian    Holdings    LLC
                   incorporated herein by reference to  Exhibit
                   10.8  to the Registrant's Form S-4 filed  on
                   September 3, 2004.
    Exhibit 10.9   UPS  Ground, Air Hundredweight and  Sonicair
                   Incentive    Program    Carrier    Agreement
                   incorporated herein by reference to  Exhibit
                   10  to  the  Registrant's Form  10-K  Annual
                   Report  for  the fiscal year ended  February
                   29, 2003.
    Exhibit 10.10 Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant's Form S-4 filed on September 3, 2004.*
    Exhibit 10.11 Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to Exhibit 10.11 to the Registrant's Form S-4 filed on September 3, 2004.*
    Exhibit 10.12 Fourth Amendment to Credit Agreement dated as of June 25, 2004, between Ennis, Inc. and
                   Bank   One,   NA  incorporated   herein   by
                   reference   to   Exhibit   10.12   to    the
                   Registrant's Form S-4 filed on September  3,
                   2004.
    Exhibit 10.13 Assignment Agreement dated as of June 30, 2004, between U.S. Bank National Association and Compass Bank incorporated herein by
                   reference   to   Exhibit   10.13   to    the
                   Registrant's Form S-4 filed on September  3,
                   2004.
    Exhibit 13     Portions   of   2005   Annual   Report    to
                   Shareholders
    Exhibit 21     Subsidiaries of Registrant
    Exhibit 23.1   Consent of Independent Auditors
    Exhibit 23.2   Consent of Independent Auditors
    Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

    Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
    Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 *   Portions of Exhibit have been omitted pursuant to a  request
 for  confidential  treatment  filed   with  the  Securities  and
 Exchange Commission.