Form 10-Q
period 2005-05-31
ENNIS, INC.
filed 2005-06-16
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              MAY 31, 2005
                 ------------------------------------------------

Commission File Number             1-5807
                      -------------------------------------------


                           ENNIS, INC.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               TEXAS                              75-0256410
-----------------------------------------------------------------
       (State or other Jurisdiction of       (I. R. S. Employer
       Incorporation or organization)        Identification No.)

   2441Presidential Pkwy,  Midlothian, TX            76065
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
                                             Yes  X     No
                                                 ----      -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                             Yes  X     No
                                                 ----      -----
The number of shares of the registrant's Common Stock, par value $2.50, outstanding at May 31, 2005 was 25,451,749.

                           ENNIS, INC.

                              INDEX


    Part I.   Financial information - unaudited

       Item 1 - Financial Statements
          Condensed Consolidated Balance Sheets --
            May 31, 2005 and February 28, 2005         2 - 3

          Condensed Consolidated Statements of
            Earnings -- Three Months Ended
            May 31, 2005 and 2004                        4

          Condensed Consolidated Statements of Cash
            Flows --Three Months Ended
            May 31, 2005 and 2004                        5

          Notes to Condensed Consolidated Financial
            Statements                                 6 - 11

       Item 2 - Management's Discussion and Analysis
          of FinancialCondition and Results
          of Operations                               12 - 25

       Item 3 - Quantitative and Qualitative
          Disclosures of Market Risk                     26

       Item 4 - Controls and Procedures               26 - 27

    Part II. Other Information

       Item 6 - Exhibits and Reports on Form 8-K         28

    Signatures                                           29

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           ENNIS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)



                                          May 31,   February 28,
                                           2005         2005
                                           ----         ----
                                        (unaudited)
                       Assets
                       ------

Current assets:
    Cash and cash equivalents            $  6,894      $  10,694
    Accounts receivable, net               45,340         46,685
    Prepaid expenses                        5,610          5,162
    Inventories                            75,639         79,900
    Other current assets                    6,751          6,732
                                          -------        -------
               Total current assets       140,234        149,173
                                          -------        -------

Property, plant and equipment, net         72,627         72,019

Goodwill                                  178,838        178,472

Trademarks, net                            62,053         62,090

Purchased customer list, net               22,865         23,275

Other assets                               10,411         12,217
                                          -------        -------

                                         $487,028       $497,246
                                          =======        =======




                                                      (Continued)

                           ENNIS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                          May 31,    February 28,
                                           2005          2005
                                           ----          ----
                                        (unaudited)
  Liabilities and Shareholders' Equity
  ------------------------------------

  Current liabilities:
     Accounts payable                   $ 29,378     $ 33,887
     Accrued expenses:
         Employee compensation and
           benefits                       14,602       16,135
         Federal and state income tax
           payable                         7,103        1,389
         Taxes other than income           2,469        3,154
         Other                             3,699        5,116
     Current installments of long-term
       debt                               17,860       21,702
                                         -------      -------
               Total current
                 liabilities              75,111       81,383
                                         -------      -------

  Long-term debt, less current
    installments                         102,149      112,342

  Deferred credits, principally income
    taxes                                 31,140       31,790

  Shareholders' equity:
     Series A junior participating
     preferred stock, of $10 par
     value, Authorized 1,000,000              --           --
     shares; None issued
     Common stock of $2.50 par value,
     Authorized 40,000,000 shares;
     issued 30,053,443 shares at May
     31, 2005 and February 28, 2005       75,134       75,134
     Additional paid in capital          123,640      123,640
     Retained earnings                   162,975      156,666
     Accumulated other comprehensive
     income (loss)                           (16)           6
                                         -------      -------
                                         361,733      355,446

     Treasury stock:
        Cost of 4,601,694 shares at
     May 31, 2005 and 4,635,444 shares
     at February 28, 2005,
     respectively                        (83,105)     (83,715)
                                         -------      -------

               Total shareholders'
               equity                    278,628      271,731
                                         -------      -------

                                        $487,028     $497,246
                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollars in Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                                           Three Months Ended
                                                 May 31,
                                             2005        2004
                                             ----        ----

  Net sales                                $149,113    $65,736

  Costs and expenses:
     Cost of sales                          111,635     48,676
     Selling, general and
     administrative                          17,837      9,386
                                            -------    -------

                                            129,472     58,062
                                            -------    -------

  Earnings from operations                   19,641      7,674
                                            -------    -------

  Other expense:
     Interest expense                        (2,243)      (134)
     Other expense, net                         (90)       (76)
                                            -------    -------

                                             (2,333)      (210)
                                            -------    -------

  Earnings before income taxes               17,308      7,464

  Provision for income taxes                  6,750      2,882
                                            -------    -------

  Net earnings                             $ 10,558    $  4,582
                                            =======     =======

  Weighted average number of common
       shares outstanding - basic        25,426,595  16,406,631
     Plus incremental shares from
     assumed exercise of stock options      265,962     287,919
                                         ----------  ----------
  Weighted average number of common
       shares outstanding - diluted      25,692,557  16,694,550
                                         ==========  ==========

  Per share amounts:
     Net earnings - basic                     $.42        $.28
                                              ====        ====
     Net earnings - diluted                   $.41        $.27
                                              ====        ====
     Cash dividends per share                $.155       $.155
                                             =====       =====

See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
                                              Three Months Ended
                                                    May 31,
                                               2005        2004
                                               ----        ----
 Cash flows from operating activities:
    Net earnings                             $10,558      $4,582
    Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
          Depreciation                         3,908       2,209
          Amortization of trademark and
          customer list                          479          33
          Gain on the sale of equipment           (2)         (3)
          Bad debt expense                       369         201
          Changes in operating assets and
          liabilities:
            Receivables                          976          97
            Prepaid expenses                    (448)        322
            Inventories                        4,261         458
            Other current assets                 (19)          6
            Accounts payable and accrued
            expenses                          (2,431)      3,375
            Other assets and liabilities       1,103         398
                                              ------      ------

            Net cash provided by operating
            activities                        18,754      11,678
                                              ------      ------

 Cash flows from investing activities:
    Capital expenditures                      (4,521)     (2,139)
    Proceeds from disposal of property
                                                   7           7
    Additional costs related to acquisition     (366)         --
                                              ------      ------

            Net cash used in investing
            activities                        (4,880)     (2,132)
                                              ------      ------

 Cash flows from financing activities:
    Debt issued                                5,000          --
    Repayment of debt                        (19,035)     (1,500)
    Dividends                                 (3,940)     (2,542)
    (Purchase)/issue of treasury stock, net      301         282
                                              ------      ------

            Net cash used in financing
            activities                       (17,674)     (3,760)
                                              ------      ------

 Net change in cash and cash equivalents      (3,800)      5,786
 Cash and cash equivalents at beginning of
 period                                       10,694      15,067
                                              ------      ------

 Cash and cash equivalents at end of period   $6,894     $20,853
                                              ======      ======


See accompanying notes to condensed consolidated financial statements.

                           ENNIS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------
          These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended May 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2005, from which the accompanying condensed consolidated balance sheet at February 28, 2005 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   At May 31, 2005, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 1,155,652 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five-year period. For the three-month periods ended May 31, 2005 and
   2004, 35,000 and 35,000 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company's stock for the period.

   The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure." Under APB No. 25, compensation expense for fixed awards is based upon the difference, if any, on the date of the grant between the estimated fair value of the Company's stock and the exercise price and is amortized over the vesting period. All stock-based awards to non-employees, if any, are accounted for at their fair value. The Company is required to disclose the pro forma net income if the fair value method defined in SFAS No. 123 has been applied.

   The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee Compensation (in thousands, except per share amounts):

      For the Three Months Ended May 31,   2005      2004
                                           ----      ----

      Net earnings:
       As reported                       $10,558     $4,582
       Deduct:  Stock-based Employee
       compensation expense not included
       in reported income, net of
       related tax effects                    12         10
                                          ------      -----
       Pro forma                         $10,546     $4,572
                                          ======      =====

      Net earnings per share:
       As reported - basic                  $.42       $.28
       Pro forma - basic                     .41        .28

       As reported - diluted                 .41        .27
       Pro forma - diluted                   .41        .27

   For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The changes in Shareholders' equity during the three months ended May 31, 2005 is from earnings, dividends paid and options exercised.

3. Employee Benefit Plans
   ----------------------
   The  following table provides the components of  net  periodic benefit cost for the three months ended May 31, 2005 and  2004
   (in thousands):

                                 May 31, 2005  May 31, 2004
                                 ------------  ------------
       Components of net
         periodic benefit cost:
       Service cost                  $356          $367
       Interest cost                  611           604
       Expected return on assets     (693)         (666)
       Amortization of:
          Prior service cost         (36)          (36)
          Unrecognized net loss       264           267
                                     ----          ----

       Net periodic benefit cost     $502          $536
                                     ====          ====

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2006, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will pay $2,500,000 in the fourth quarter of fiscal year 2006.

4. Inventories
   -----------
   The Company values the raw material content of most of its business forms inventories at the lower of last-In, first-Out
   (LIFO) cost or market and all apparel inventory at the lower of first-In, first-Out (FIFO) cost or market. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):

                                   May 31,   February 28,
                                    2005         2005
                                    ----         ----

             Raw material         $26,992     $26,717
             Work-in-process       16,514      17,669
             Finished goods        32,133      35,514
                                   ------      ------

                                  $75,639     $79,900
                                   ======      ======


5. Intangible Assets
   -----------------
   The Company has adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets, which requires that goodwill and other intangible assets be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.

   Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is based on fair values at the date of acquisition. Trade names with determinable lives have an aggregate value of $1,234,000, less accumulated amortization of $181,000 and $144,000 as of May 31, 2005 and February 28,
   2005, respectively. Amortization expense for these intangibles will be $149,000 in each of the five succeeding years. Trademarks with indefinite-lived lives with a net book value of $61,000,000 at May 31, 2005 are evaluated for impairment on an annual basis.

   Purchased customer lists have an aggregate value of $23,760,000, less accumulated amortization of $895,000 and $485,000 as of May 31, 2005 and February 28, 2005,
   respectively. Amortization expense for these intangibles will be $1,643,000 in each of the five succeeding years.

6. Accumulated other comprehensive income (loss)
   ---------------------------------------------
   Accumulated other comprehensive income (loss) consists of the unrealized portion of changes in the fair value of the Company's cash flow hedge and foreign currency translation. Comprehensive income was approximately $10,536,000 for the three months ended May 31, 2005 and $4,639,000 for the three months ended May 31, 2004. Amounts charged directly to Shareholder's Equity related to the Company's interest rate swap and foreign currency translation are included in "other comprehensive income."

7. Acquisitions
   ------------
   Ennis completed its merger with Alstyle Apparel, Inc. ("Alstyle") November 19, 2004. Alstyle shareholders received 8,803,583 shares valued at approximately $145,523,000 and
   $2,889,000 cash. Debt of approximately $98,074,000 was assumed. Alstyle produces and sells activewear apparel with 6 facilities in California and Mexico and 7 distribution centers located throughout the U.S. and Canada. Alstyle was acquired to supplement and broaden the scope of products offered by Ennis. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. Customer list valued at $22,000,000 at date of acquisition is amortized over its useful life and trademarks valued at $61,000,000 with an indefinite amount is evaluated for impairment on an annual basis. Approximately $37,774,000 of goodwill related to
   Alstyle acquisition is deductible for tax purposes. The Company is continuing to determine the valuation of liabilities. Alstyle operates as a separate segment. The purchase price of Alstyle is calculated as follows (in thousands of dollars):


Ennis common stock issued
  8,803,583 shares                  $145,523
Cash                                   2,889
Alstyle debt assumed                  98,074
                                     -------

Purchase price of Alstyle           $246,486
                                     =======


   On November 1, 2004, the Company acquired 100% of the stock of Royal Business Forms, Inc., (Royal) a privately held company headquartered in Arlington, Texas for $3,700,000 in Ennis treasury stock (approximately 178,000 shares). Royal has been in existence and operating in Arlington, Texas since 1959 and has customers throughout the United States. The acquisition of Royal continues the Ennis strategy of growth through related manufactured products for Ennis' existing customer base. The acquisition will add additional short-run print products and solutions and financial documents sold through the indirect sales (distributorship) marketplace.

   Effective June 30, 2004, the Company completed its acquisition of all of the outstanding stock of Crabar/GBF, Inc. (Crabar/GBF) for approximately $18,000,000 with consideration in the form of debt assumed and cash. The primary reason for the acquisition was to increase Ennis' market share. However, Crabar/GBF will add high-quality long and medium run print production, along with pressure sensitive label and form-label combinations to Ennis' current line of medium and short run print products and solutions. The transaction was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources

   The  company  has  recognized certain costs  related  to  exit activities and integration costs attributable to the Crabar/GBF acquisition. These costs totaling approximately $1,500,000 were recognized as part of the assumed liabilities and included in "Other - Accrued Expenses" in the Consolidated Balance Sheet. The costs were primarily related to contracts related to previous owners. Other costs include lease exit costs and severance payments.

   The following is a summary of the purchase price allocation at February 28, 2005 (in thousands):

                                 Crabar/GBF   Royal    Alstyle
                                 ----------   -----    -------
   Cash                            $    133   $   601    $3,187
   Accounts receivable, net           7,553     1,125     4,457
   Other receivables                  1,082        --       639
   Prepaid expenses                     298        76     1,451
   Other current assets                  --       211     1,697
   Inventories                        4,435     1,985    55,801
   Fixed assets                       8,087       808    21,033
   Goodwill                           5,956        --   138,134
   Trademarks                            80        --    61,000
   Customer list                      1,760        --    22,000
   Other identifiable                    92        --     3,763
   intangibles
   Accounts payable and accrued      11,476     1,106    66,676
   liabilities
                                    -------     -----   -------
                                   $ 18,000   $ 3,700  $246,486
                                    =======    ======   =======

   The results of operations for Alstyle, Royal and Crabar/GBF are included in the Company's condensed consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all three companies had been acquired as of March 1, 2004, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

          For the Three Months Ended May 31,      2004
                                                  ----
          Net  sales                             $ 151,285
          Net earnings                               9,028
          Net earnings per share - basic               .35
          Net earnings per share - diluted            .35

   The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

8. Segment Data
   ------------
   The Company operates in two operational segments - the Printing Segment and the Apparel Segment. The first group in the Printing segment, the Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. The second group in the Printing Segment, the Promotional Solutions Group is primarily engaged in the business of design, manufacturing, and distribution of printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it (registered trademark) Notes. The third group in the Printing Segment, the Financial Solutions Group, designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. The second segment, the Apparel Solutions Group, which consists of the newly acquired Alstyle, is primarily engaged in the production and sale of activewear including t-shirts, fleece goods and other wearables. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs.

   Segment data for the three months ended May 31, 2005 and 2004 were as follows (in thousands):

                                                    Apparel
                        Printing Segment            Segment
                        ----------------            -------
                  Forms     Promotional  Financial    Apparel
                Solutions   Solutions   Solutions   Solutions             Consolidated
                  Group       Group       Group       Group    Corporate     Totals
                  -----       -----       -----       -----    ---------     ------

  Three months ended May 31, 2005:
    Net sales    $46,479    $22,522     $11,723     $ 68,389  $    --      $149,113
    Depreci-
    ation            837        593         409        1,909      160         3,908
    Amortiza-
    tion of
    trademark         90         --          --          389       --           479
    Segment earnings
    (loss) before
    income tax     5,281      3,886       1,924        8,367   (2,150)       17,308
    Segment
    assets        86,115     42,296      32,848      311,801   13,968       487,028
    Capital
    expendi-
    tures            107        121         101        3,868      324         4,521

  Three months ended May 31, 2004:
    Net sales    $34,562    $19,462    $  11,712     $    --   $   --      $ 65,736
    Depreci-
    ation            776        626         702           --      105         2,209
    Amortiza-
    tion of
    trademark         33         --          --           --       --            33
    Segment earnings
    (loss) before
    income tax     5,536      2,163       1,486           --   (1,721)        7,464
    Segment
    assets        80,246     34,842      35,331           --    7,610       158,029
    Capital
    expendi-
    tures            267        241         100           --    1,531         2,139

"Post-it" is a registered trademark of 3M.

9.Derivative Financial Instruments and Hedging Activities
  -------------------------------------------------------
  The Company's interest rate swap is held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. The swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

  The Company utilized a swap agreement related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loan covered by the current swap agreement declines quarterly in connection with expected principal reductions and totaled $4,500,000 at May 31, 2005. The fair value of the swap at May 31, 2005 was approximately $4,000 and the change in the fair value of the loss from March 1, 2004, net of tax, has been added to accumulated other comprehensive income.

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview
--------
Ennis,  Inc. (formerly Ennis Business Forms, Inc.) was  organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as "Ennis" or the "Company") prints and constructs a broad line of business forms and other business products and also manufactures a line of activewear for distribution throughout North America. Distribution of all of these products throughout the United States and Canada is primarily through independent dealers and with respect to activewear products, through sales representatives. This distributor group encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others.

During the fiscal year ended February 28, 2005, the Company acquired Crabar/GBF, Inc. (Crabar/GBF) and Royal Business Forms, Inc. (Royal) and merged with Centrum Acquisition, Inc. and its wholly owned subsidiary, which did business under the name of Alstyle Apparel, Inc. (collectively Alstyle). Alstyle was merged into a wholly owned subsidiary of the Company. Crabar/GBF was a privately owned business forms manufacturer with $69 million in revenues in its most recent fiscal year. The purchase price of this transaction was $18 million in cash and assumed debt. The transaction closed as of June 30, 2004. On November 1, 2004 the Company announced an agreement to acquire Royal, an Arlington, Texas based manufacturer of business forms for $3.7 million in Ennis stock. Approximately 178,000 shares of treasury stock were issued in this transaction. Royal had revenues of $12.1 million in its most recent fiscal year. Alstyle, an Anaheim, California based company had approximately $200 million in annual revenues and 3,500 employees in North America at the time of the announcement of the merger on June 25, 2004. The transaction provided that the Alstyle shareholders would receive Ennis shares based upon a $242 million valuation of Alstyle less debt outstanding as of the day of the merger (approximately $104 million). This amount, plus cost of acquisition, totaled $246.5 million. On November 4, 2004, Ennis shareholders approved the issuance of 8,803,583 shares of Ennis common stock to enable the completion of this merger which was closed on November 19, 2004. The Company also entered into a new $150 million financing facility with LaSalle Bank, N.A. providing a $50 million term loan and a $100 million revolver in conjunction with the Alstyle merger. All of these transactions are explained in more detail in Management's Discussion and Analysis and Footnotes of the Company's 2005 Annual Report.

In February of 2005, the Company announced a change in management in which the Forms Solutions, Promotional Solutions and Financial Solutions Groups began reporting to a newly created executive officer position. This officer reports to the President and CEO, as does the President of the Apparel Group. As discussed in the Form 10-K filed on May 17, 2005, beginning this fiscal quarter the Company will report on two operational segments - the Printing Segment and the Apparel Segment. The Printing Segment combines all of the Company's printing operations into a single segment for both management and reporting purposes.

Business Segment Overview
-------------------------

Printing Segment
----------------
Forms Solutions Group - The Forms Solutions Group operates through 17 manufacturing locations throughout the United States. The Forms Solutions Group sells through approximately 40,000 private printers and independent distributors and therefore sales reflect a smaller percentage of selling expense than would exist in companies who market directly to the end use. The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs. The Group sells under the Ennis, Royal, Witt Printing and Calibrated brand names.

Promotional Solutions Group - The Promotional Solutions Group operates 7 facilities in four states. The group operates under the Adams-McClure brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label (which provides tags and labels, promotional products and advertising concept products) and GenForms (which provides short-run and long-run label production). With respect to Adams-McClure, the business is generally provided through advertising agencies. The other facilities receive business through independent distributors.

Financial Solutions Group - The Financial Solutions Group operates in 4 facilities located in three states. The Financial Group sells directly to customers and to resellers through a sales staff (Northstar) as well as through distributors (Northstar and GFS). Northstar has redirected its focus to large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 200 banks in the United States and is actively working on other large banks within the top 200 tier of banks in the United States.

Apparel Segment
---------------
Apparel Solutions Group - The Apparel Segment operates through 6 manufacturing facilities in California and Mexico. Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 88% of Alstyle's revenues are derived from t-shirt sales, and 94% of those are domestic sales. Alstyle's branded product lines are AAA, Gaziani, Diamond Star and Tennessee River.

Alstyle is headquartered in Anaheim, California where they knit domestic cotton yarn and some polyester fibers are knitted into tubular material. The material is dyed at that facility and then shipped to plants in Ensenada or Hermosillo, Mexico to cut and sewn into finished goods. Alstyle also ships a small amount of their dyed and cut product to El Salvador or Costa Rica for sewing. After sewing and packaging is completed, product is reshipped to Anaheim where it is either stored at the distribution center in Anaheim, or re-directed to distribution centers in Los Angeles, California; Chicago, Illinois; Dallas, Texas; Philadelphia, Pennsylvania; Atlanta, Georgia or Mississauga, Canada.

Alstyle utilizes a customer-focused internal sales team comprised of 19 sales representatives assigned to specific geographic territories in the United States and Canada. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objective. Sales representatives are responsible for developing business with large accounts and spend approximately half their time in the field.

Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle's customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.

A majority of Alstyle's sales are related to direct customer, branded products and the remainder related to private label and re-label programs. Generally, sales to screen printers and mass marketers are driven by the availability of competitive products and price considerations, while sales in the private label business are characterized by slightly higher customer loyalty.

Alstyle's most popular styles are produced based on forecasts to permit quick shipment and to level production schedules. Alstyle offers same-day shipping and uses third party carriers to ship products to its customers.

Alstyle's sales are seasonal, with sales in the first and second quarters generally being the highest. The general apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market that Alstyle sells to is "event" driven. Blank t-shirts can be thought of as "walking billboards" promoting movies, concerts, sports teams, and "image" brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.


Liquidity and Capital Resources
-------------------------------

Cash Flow
Cash provided by operating activities for the quarter ended in May 2005 was $18.8 million, compared to $11.7 million in the same quarter of the prior year. The increase is primarily due to the contributions of the entities (Crabar/GBF, Royal and Alstyle) added to the Company in fiscal year 2005. Cash flow was utilized for payment of dividends, capital expenditures and repayment of debt. Due to the cyclical nature of the Alstyle operation, cash flow from operations in the remaining quarters is expected to fall in relation to Alstyle's quarterly activity.

Working Capital
Working capital at the end of May 2005 was $65.1 million, a decrease of $2.7 million from February 2005. The current ratio at the end of the current quarter was 1.9 to 1, a slight improvement from the end of the fiscal year. The Company's cash and equivalents at the end of the quarter were $6.9 million, down from the end of February 2005 primarily as a result of debt repayments.

Credit Facility
In March 2005, the Company borrowed an additional $5 million on the revolver. These funds, along with internally generated funds were used to pay-off approximately $7.2 million in capitalized and operating leases from Alstyle. During the balance of the quarter, the Company repaid $10 million on the revolver, $2.5 million on the term loan, and an addition $1.4 million in capitalized leases and met other regularly scheduled debt payments, all from cash generated from operations. For the remainder of the fiscal year, the Company expects to retire another $7.5 million on the term loan, plus approximately $6 million to $7 million of other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.

As previously reported, Alstyle continues to sell substantially all of its account receivable to factors based upon agreements with various financial institutions. The Company continues with plans to fund these receivables through the existing bank line or from working capital generated by Alstyle over the next year or two.

Pension
The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2006, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will pay $2,500,000 in the fourth quarter of fiscal year 2006.

Inventory
The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts with paper and yarn suppliers continue to be in effect. Inventory values declined during the quarter primarily as a result of Alstyle sales exceeding their production of finished goods in each month of the quarter.

Capital Expenditures
In March 2005, the Company acquired ownership of certain assets, which had been held by Alstyle under operating leases. These capital expenditures of approximately $3.8 million were above and beyond the previously reported expected capital expenditures of $5 million to $7 million for the current fiscal year. Including these expenditures, the Company now expects capital requirements for the fiscal year to be between $9 million and $11 million, and expects to generate sufficient cash flow from operating activities to fund any capital requirements.

Commitments
There   have   been  no  material  changes  in  our   contractual
obligations since fiscal year-end 2005 outside the normal course of business.

Accounting Standards
--------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company's financial statements as the Company's current method of accounting for inventory costs are consistent with this standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company has adopted SFAS No. 153 effective March 1, 2005. Adoption of this standard did not have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment". This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA)." The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company's preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company's financial statements.

In December 2004, the FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.

Based upon the Company's preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company's financial statements.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 amends Accounting Principles Board (APB) Opinion 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods' financial statements of changes in an accounting principle, unless it is impracticable to do so. The effective date of SFAS No. 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in fiscal 2007 and does not expect it to have a significant impact on the Company's financial statements.

Results of Operations - Consolidated
------------------------------------
Net sales for the quarter ended in May 2005 were $149.1 million, an increase of 126.8% over the same quarter in the prior year and a 10.9 % increase over the prior quarter. The change from the prior year quarter was driven by the acquisitions of Crabar/GBF, Royal and Alstyle. The change from the prior quarter was primarily attributable to increased revenues from Alstyle. Gross margins for the quarter ended May 2005 were 25.1%, compared to
26%  in  the  prior year quarter and 23.4% in the prior  quarter.
The change from the prior year was attributable to the addition of Alstyle, which experienced gross margins of 24.4% in the current quarter. The improvement in margins from the prior quarter is attributable both to the change in margins at Alstyle which experienced margins of 23.3% in the prior quarter and to improved margins in the rest of the Company. Selling, general and administrative expenses were $17.8 million (12.0% of net sales) in the quarter ended in May 2005, compared to $9.4 million (14.3% of net sales) in the prior year quarter and $18.1 million (13.5% of net sales) in the prior quarter. The increase from the prior year is attributable to the acquisitions of Crabar/GBF, Royal and Alstyle. The $.3 million decrease from the prior quarter is spread among all operating entities. The increase in interest expense from the prior year quarter to the current year is the result of the debt incurred or assumed from the Alstyle transaction. The slight increase in interest expense from the prior quarter is the result of interest penalties from the early pay-off of certain of the capitalized leases.

The effective income tax rate in the current year quarter is slightly higher than the prior year quarter and less than the prior quarter. Going forward it is expected that the effective tax rate will stay in the range from 38.9% to 39.3%.

Results of Operations - Printing Segment

Forms Solutions Group -- Net sales in the group were $46.5 million, an increase of $11.9 million from the prior year quarter and a decrease of $3 million from the prior quarter. The increase from the prior year is the result of $10.4 million in sales from the Crabar/GBF entities and $2.8 million in sales from Royal, offset by a $1.3 million decline in pre-acquisition units. The decrease from the prior quarter was a reflection of the ongoing industry shrinkage. Gross margins in the group declined from the prior year quarter to the current year. The decline is the result of the addition of the Crabar/GBF units to the group. Margins at the Crabar/GBF units, primarily due to the long-run nature of their business, were general 10% to 14% less than the margins historically earned by the pre-acquisition units of the group. Since Royal and all of the Crabar/GBF units were in the group in both the current quarter and the prior quarter, the change in margins for those two periods was less significant.

Promotional Solutions Group -- Net sales for the group were $22.5 million in the quarter, compared to $19.5 million in the prior year and $21.1 million in the prior quarter. The increase from the prior year quarter was primarily attributable to the addition of the Cerritos facility to the group. The increase from the prior quarter was the result of increased sales in all of group's operating units except Cerritos which experienced a $.1 million decline from the prior quarter. Gross margins improved in the current year for all of the pre-acquisition units as a result of manufacturing efficiencies and cost savings. Gross margins continued to improve in all units from the prior quarter to the current quarter for similar reasons.

Financial Solutions Group -- Net sales for the group were $11.7 million in both the current quarter and the prior year quarter. In the prior quarter, net sales were $12.2 million. Gross margins for the current quarter were 28.9% compared to 26.5% in the prior year quarter. The improvement in gross margins were the result of cost saving programs which were implemented during the second quarter of the past fiscal year. Gross margins were relatively unchanged from the prior quarter.

Results of Operations - Apparel Segment
---------------------------------------

Apparel Solutions Group -- Net sales of the group were $68.4 million in the current quarter, compared to $51.7 million in the prior quarter. The $16.7 million increase is the result of the transition from Alstyle's low point in their annual business cycle (December, January, February) to the high point in their annual business cycle. Gross margins percentage improved from the prior quarter from 23.2% to 24.3%, however the absolute gross margin earned increased 38.7% from period to period, which combined with a reduction in selling, general and administrative expenses, resulted in a quarter to quarter 160% increase in pretax earnings.

Critical Accounting Policies and Judgments
------------------------------------------

In  preparing  our  consolidated  financial  statements,  we  are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory valuations, property, plant and equipment, intangible assets, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following accounting policies are the most critical due to their affect on the Company's more significant estimates and judgments used in preparation of its consolidated financial statements.

The   Company  maintains  a  defined-benefit  pension  plan   for
employees.   Included in our financial results are pension  costs
that  are  measured  using actuarial valuations.   The  actuarial
assumptions used may differ from actual results.

Intangibles generated through acquisitions are based upon independent appraisals of their values and are either amortized over their useful life, or evaluated periodically (at least once a year) to determine whether the value has been impaired by events occurring during the fiscal year.

We exercise judgment in evaluating our long-lived assets for impairment. The Company assesses the impairment of long-lived assets that include other intangible assets, goodwill, and plant and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.

Revenue is generally recognized upon shipment of products. Net sales represents gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3,329,000 of revenue was recognized under these agreements during the quarter ended May 31, 2005. Sales in foreign countries were not significant for the three month period ended May 31, 2005.

Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. The Company's interest rate swap is held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. The swap has been designated as a cash flow hedge, and the after tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of income. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Risk Factors
------------

You should carefully consider the risks described below, as well as the other information included or incorporated by reference in our Annual Report on Form 10-K, before making an investment in the Company's common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.

Ennis may be required to write down goodwill and other intangible assets in the future, which could cause its financial condition and results of operations to be negatively affected in the future

When Ennis acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets, is determined by the excess of the purchase price over the net identifiable assets acquired. At May 31, 2005 Ennis' goodwill and intangible assets were approximately $263.8 million. Under current accounting standards, if Ennis determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets.

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

Printed business forms may be superceded over time by "paperless" business forms or otherwise affected by technological obsolescence and changing customer preferences, which could reduce our sales and profits
Printed business forms and checks may eventually be superceded by "paperless" business forms, which could have a material adverse effect on Ennis' business over time. The price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of many of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products. In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. We are also seeking to introduce new products and services that may be less susceptible to technological obsolescence. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

Our distributors face increased competition from various sources, such as office supply superstores. Increased competition may require Ennis to reduce prices or to offer other incentives in order to enable its distributors to attract new customers and retain existing customers
Low price, high value office supply chain stores offer standardized business forms, checks and related products. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of "one-stop" shopping for a broad array of office supplies that our distributors do not offer. In addition, superstores have the financial strength to reduce prices or increase promotional discounts to expand market share. This could result in our reducing our prices or offering incentives in order to enable our distributors to attract new customers and retain existing customers.

Technological improvements may reduce our competitive advantage over some of our competitors, which could reduce our profits Improvements in the cost and quality of printing technology are enabling some of our competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from these competitors could force us to reduce our prices in order to attract and retain customers, which could reduce our profits.

Concentration of Business Form and Apparel Vendors and Suppliers We use a limited number of vendors and suppliers to provide ink for our printing segment, and we use as sole sources
Mead/Westvaco for paper and UPS for delivery services. We contract with Parkdale Mills for our supplies of yarn. If there are interruptions in supplies or service from these vendors or suppliers, it could result in a disruption to our business, if we are unable to readily find alternative service providers at comparable rates.

Ennis could experience labor disputes that could disrupt its business in the future
As of May 31, 2005, approximately 14% of Ennis' domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of the approximately 3,000 hourly employees in Mexico. Although Ennis has not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations may not prove successful, may result in a significant increase in the cost of labor or may break down and result in the disruption of our business forms and apparel operations.

Alstyle obtains its raw materials from a limited number of suppliers and any disruption in its relationships with these suppliers, or any substantial increase in the price of raw materials, could have a material adverse effect on Alstyle
Cotton yarn is the primary raw material used in Alstyle's manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 50% of Alstyle's yarn requirements and has an entire yarn mill dedicated to Alstyle's production. The other major raw material components used in Alstyle's manufacturing processes are chemicals used to treat the fabric during the dyeing process. Alstyle sole-sources the supply of these chemicals from one supplier. If Alstyle's relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.

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

Alstyle faces intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which Alstyle cannot profitably compete
Demand for Alstyle's products is dependent on the general demand for T-shirts and the availability of alternative sources of supply. Alstyle's strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.

Apparel industry cyclicality
The United States apparel industry is sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year. Alstyle may be unable to compete successfully in any industry downturn due to excess capacity.

Foreign political and economic risk
Alstyle operates cutting and sewing facilities in Mexico, and sources certain product manufacturing and purchases in El
Salvador, Pakistan, China and Southeast Asia. Alstyle's foreign operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect its operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the government of Mexico will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.

Alstyle's products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions
Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect Alstyle's business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations.

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

Environmental regulations
We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

We depend upon the talents and contributions of a limited number of individuals, many of who would be difficult to replace
The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with certain members of key management, it cannot be assured that the services of such personnel will continue.

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

Forward looking statement
-------------------------
      Statements made in the Management's result of operations concerning the Company's or management's intentions, expectations, or predictions about future results or events are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current expectations or beliefs, and are subject to risks and uncertainties that could cause actual results  or  events  to  vary  from  stated  expectations,  which variations could be material and adverse. Factors that could produce such a variation include, but are not limited to the following: the inherent unreliability of earnings, revenue and cash flow predictions due to numerous factors, many of which are beyond the Company's control; developments in the demand for the Company's products and services; relationships with the Company's major customers and suppliers; unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; risks and uncertainties associated with the successful integration of the acquisition of Alstyle Apparel, the impact of governmental laws and regulations; and competitive factors. The Company's cash dividends are declared by the board of directors on a current basis, and therefore may be subject to change. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of June 15, 2005.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $106 million at May 31, 2005. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of fiscal year ended 2006 would be approximately $1,000,000. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


Item 4.  CONTROLS AND PROCEDURES

(a) Ennis management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2005. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

   As described in our management's report on our internal control over financial reporting included in Ennis' 2005 Annual Report (pp. 58 and 59), Ennis management and independent registered public accounting firm identified a material weakness as of February 28, 2005 in Ennis' internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, related to prompt financial close and determination of proper adjustments in Alstyle Apparel, a newly acquired subsidiary. That material weakness in internal control over financial reporting also affected the effectiveness of our disclosure controls and procedures, resulting in our conclusion that disclosure controls and procedures were not effective as of February 28, 2005.

   During the first quarter of 2006, we improved Ennis' financial controls and procedures and internal control over financial reporting with respect to Alstyle Apparel in an effort to remediate this material weakness and other control deficiencies that were identified and evaluated in connection with the determination of the material weakness. The remediation included:

   (bullet)  Providing increased  supervision  and oversight
             by   Corporate    level   employees    of   the
             accounting processes at our Alstyle subsidiary

   (bullet) Establishing closing procedures to ensure that all balance sheet accounts were appropriately reconciled and all appropriate adjustments were recorded

   (bullet)  Reviewing  all  adjusting   journal  entries to
             ensure their accuracy and appropriateness.

      As a result of such remediation, management concluded that, as of May 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

     Additionally, as described in our management's report on our internal control over financial reporting included in Ennis' 2005 Annual Report (pp. 58 and 59), Ennis management also identified as a material weakness insufficient controls over the accounting for assets acquired. Because the item involved the acquisition of Alstyle Apparel and the related FAS 141 adjustment, management has met with its independent registered accounting firm and established more formalized communication procedures. We believe these enhanced communication procedures will help ensure that we thoroughly analyze acquisitions in the future. Although no acquisitions occurred during the quarter we have concluded that as of June 14, 2005, our controls and procedures are effective to provide reasonable assurance that accounting for future acquisitions will be adequately recorded and disclosed in the reports the Company files or submits under the Securities Act of 1934.

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended May 31, 2005, the Company is continuing to integrate the operations of the newly acquired operations of Alstyle into its current internal control environment. It is expected this integration will be completed by the end of the Company's fiscal year. In addition to the changes discussed in part (a) above we believe that further efforts to integrate Alstyle will result in changes to virtually all areas of
Alstyle's internal controls in order to provide effective monitoring and control of the newly integrated operations.

                   PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits as listed on the accompanying index to exhibits on pages 29 through 30 are filed as part of this Form 10-Q.

     (b) Reports on Form 8-K
         The  Company filed a report on Form 8-K on May 17,  2005
         regarding  a  press  release  elaborating  on   internal
         control issues disclosed in its recently filed Form  10-
         K results.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS, INC.


Date June 15, 2005              /s/Harve Cathey
     -------------------         --------------------------------
                                Harve Cathey
                                Vice President - Finance and
                                CFO, Secretary and Principal
                                Financial and Accounting Officer

                        INDEX TO EXHIBITS

      Exhibit 2.1 Agreement and Plan of Merger dated as of June 25, 2004 by and among Ennis, Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's Form S-4 filed on September 3, 2004.
      Exhibit 2.2 First Amendment to Agreement and Plan of Merger dated as of August 23, 2004 by and among Ennis, Inc., Midlothian Holdings
                    LLC,   and   Centrum  Acquisition,   Inc.,
                    incorporated   herein  by   reference   to
                    Exhibit  2.2 to the Registrant's Form   S-
                    4 filed on September 3, 2004.
      Exhibit 3.1 Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988
                    incorporated   herein  by   reference   to
                    Exhibit  5 to the Registrant's Form   10-K
                    Annual   Report for the fiscal year  ended
                    February 28, 1993.
      Exhibit 3.2 Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant's Form 10-Q Quarterly Report for the quarter ended November 30, 1997.
      Exhibit 3.3 Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant's Form 10-Q Quarterly Report for the quarter ended November 30, 2004.
      Exhibit 10.1 Employee Agreement between Ennis, Inc. and Keith S. Walters dated May 1, 2003 incorporated herein by reference to
                    Exhibit 10.1 to the Registrant's Form  10-
                    K  Annual Report for the fiscal year ended
                    February 29, 2004.
      Exhibit 10.2 Employee Agreement between Ennis, Inc. and Ronald M. Graham dated May 1, 2003 incorporated herein by reference to
                    Exhibit 10.2 to the Registrant's Form  10-
                    K  Annual Report for the fiscal year ended
                    February 29, 2004.
      Exhibit 10.3 Employee Agreement between Ennis, Inc. and Michael D. Magill dated October 7, 2003 incorporated herein by reference to
                    Exhibit 10.3 to the Registrant's Form  10-
                    K  Annual Report for the fiscal year ended
                    February 29, 2004.
      Exhibit 10.4 2004 Long-Term Incentive Plan incorporated herein by reference to
                    Exhibit  4.1 of the Registrant's Form  S-8
                    filed on January 5, 2005.
      Exhibit 10.5 Stock Purchase Agreement dated as of June 25, 2004, among Crabar/GBF, Inc. the shareholders of Crabar/GBF, Inc. and Ennis, Inc. incorporated herein by reference to Exhibit 2 to the
                    Registrant's Current Report on Form 8-K filed on July 15, 2004.

      Exhibit 10.6 First Amendment Agreement dated as of June 25, 2004, by and among Amin Amdani, Rauf Gajiani, Centrum Acquisition, Inc., Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to
                     Exhibit 10.6 to the Registrant's Form   S-
                     4 filed on September 3, 2004.
      Exhibit 10.7 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to
                     Exhibit 10.7 to the Registrant's Form  S-4
                     filed on September 3, 2004.
      Exhibit 10.8 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to
                     Exhibit 10.8 to the Registrant's Form  S-4
                     filed on September 3, 2004.
      Exhibit 10.9 UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 29, 2003.
      Exhibit 10.10 Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant's Form S-4 filed on September 3, 2004.*
      Exhibit 10.11 Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated
                     herein  by reference to Exhibit 10.11   to
                     the   Registrant's  Form  S-4   filed   on
                     September 3, 2004.*
      Exhibit 10.12 Credit Agreement dated as of November 19, 2004 among Ennis, Inc., various other co-borrowers and lenders that sign and become a party to the credit agreement, LaSalle Bank National Association, as Administrative Agent, Documentation Agent and Arranger, and Compass Bank and JPMorgan Chase Bank, N.A., as Co-Syndication Agents incorported herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2004.
      Exhibit 10.13 Security Agreement dated as of November 19, 2004 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorported herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 19, 2004.
      Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
      Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

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