Form 10-K/A
period 2005-02-28
ENNIS, INC.
filed 2005-06-20
CIK 33002

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
               -----------------------------------

                           FORM 10-K/A

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended February 28, 2005
                                      -------------------
                               OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                 -------------    -------------
                 Commission file number    1-5807
                                          ---------------------
                           ENNIS, INC.
-----------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

        Texas                                     75-0256410
-------------------------------           -----------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)              Identification No.)

 2441 Presidential Parkway,
     Midlothian, Texas                                76065
----------------------------------------            ----------
(Address of principal executive offices)             Zip Code

Registrant's telephone number,
 including area code                              (972) 775-9801
                                                 ----------------
Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each exchange
  Title of each class                   on which registered
  -------------------                  ----------------------

Common Stock, par value
    $2.50 per share                   New York Stock Exchange
------------------------           ------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   -----

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

Item 9a.  Controls and Procedures.

    The Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15(e) under the Exchange Act as of February 28, 2005. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of February 28, 2005, were not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act as a result of material weaknesses in internal control over financial reporting, as described in detail in our Management's Report on Internal Control over Financial Reporting, incorporated by reference to page 58 and 59 of the Company's 2005 Annual Report to Shareholders, attached as Exhibit 13 to our Annual Report or Form 10-K for the year ended February 28, 2005.

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of February 28, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework and identified material weaknesses in internal control over financial reporting as of February 28, 2005 as described in our Management's Report referenced above. Accordingly, Management concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2005.

                             PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)3 - Exhibits  The  exhibits  listed on the accompanying  Index to  Exhibits are filed as part of this Form  10-
                 K/A.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) ENNIS, INC.

Date:  June 17, 2005               BY: /s/ Keith S. Walters
      ---------------                 ---------------------------
                                   Keith S. Walters, Chairman of
                                   the Board, Chief Executive
                                   Officer and President


Date:  June 17, 2005               BY: /s/ Harve Cathey
      ---------------                 ---------------------------
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

   Exhibit 10.8   Indemnity Agreement dated as of June 25, 2004,
                  by  and  among  Laurence Ashkin, Roger  Brown,
                  John McLinden, Arthur Slaven, Ennis, Inc.  and
                  Midlothian Holdings LLC incorporated herein by
                  reference  to Exhibit 10.8 to the Registrant's
                  Form S-4 filed on September 3, 2004.
   Exhibit 10.9   UPS  Ground,  Air Hundredweight  and  Sonicair
                  Incentive     Program    Carrier     Agreement
                  incorporated herein by reference to Exhibit 10
                  to  the  Registrant's Form 10-K Annual  Report
                  for the fiscal year ended February 29, 2003.
   Exhibit 10.10  Addendum  to  UPS  Ground,  Air  and  Sonicair
                  Incentive Program Carrier Agreement  dated  as
                  of  August  9, 2004, between Ennis,  Inc.  and
                  United   Parcel  Service,  Inc.   incorporated
                  herein  by reference to Exhibit 10.10  to  the
                  Registrant's  Form S-4 filed on  September  3,
                  2004.*
   Exhibit 10.11  Carbonless  Paper Agreement dated as  of  July
                  13,  2004  between Ennis, Inc  &  MeadWestvaco
                  Corporation  incorporated herein by  reference
                  to  Exhibit 10.11 to the Registrant's Form S-4
                  filed on September 3, 2004.*
   Exhibit 10.12  Fourth Amendment to Credit Agreement dated  as of June 25, 2004, between Ennis, Inc. and Bank
                  One,  NA  incorporated herein by reference  to
                  Exhibit  10.12  to the Registrant's  Form  S-4
                  filed on September 3, 2004.
   Exhibit 10.13  Assignment  Agreement dated  as  of  June  30,
                  2004,  between U.S. Bank National  Association
                  and   Compass  Bank  incorporated  herein   by
                  reference to Exhibit 10.13 to the Registrant's
                  Form S-4 filed on September 3, 2004.
*  Exhibit 10.14  Mutual  Agreement,  dated  January  10,  2005, between Parkdale and Alstyle Apparel, Inc.
** Exhibit 11     Computation of Earnings Per Share
** Exhibit 13     Portions of 2005 Annual Report to Shareholders
** Exhibit 21     Subsidiaries of Registrant
   Exhibit 31.1   Certification  Pursuant to Rule 13a-14(a)/15d-
                  14(a) (Chief Executive Officer)
   Exhibit 31.2   Certification  Pursuant to Rule 13a-14(a)/15d-
                  14(a) (Chief Financial Officer)

*    Portions of Exhibit have been omitted pursuant to a  request
     for  confidential treatment filed with   the Securities  and
     Exchange Commission.

**   Previously filed with the Registrant's Annual Report on Form
     10-K for the year ended February   28, 2005.