Form 10-Q
period 2005-08-31
ENNIS, INC.
filed 2005-10-03
CIK 33002

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              AUGUST 31, 2005
                  -----------------------------------------------

Commission File Number             1-5807
                       ------------------------------------------


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

 1510 N. Hampton, Suite 300, DeSoto, TX 75115
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X       No
                                                   ----       ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                               Yes  X       No
                                                   ----       ---

The  number of shares of the registrant's Common Stock, par value
$2.50, outstanding at September 16, 2005 was 25,454,624.

                           ENNIS, INC.

                              INDEX


 Part I.   Financial information

    Item 1 - Financial Statements
       Condensed Consolidated Balance Sheets --
         August 31, 2005 and February 28, 2005            2 - 3

       Condensed Consolidated Statements of Earnings --
         Three and Six Months Ended August 31, 2005 and
         2004                                               4

       Condensed Consolidated Statements of Cash
         Flows -- Six Months Ended August 31, 2005 and
         2004                                               5

       Notes to Condensed Consolidated Financial
       Statements                                        6 - 14

    Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations     15 - 26

    Item 3 - Quantitative and Qualitative Disclosures
    of Market Risk                                         27

    Item 4 - Controls and Procedures                       287

 Part II. Other Information

    Item 6 - Exhibits and Reports on Form 8-K              29

 Signatures                                                30

                 PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           ENNIS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                      August 31,      February 28,
                                         2005             2005
                                         ----             ----
                                      (unaudited)
                       Assets
                       ------

Current assets:
    Cash and cash equivalents            $ 2,066        $ 10,694
    Accounts receivable, net              54,233          46,685
    Prepaid expenses                       5,614           5,162
    Inventories                           78,294          79,900
    Other current assets                   6,625           6,732
                                         -------         -------
               Total current assets      146,832         149,173
                                         -------         -------

Property, plant and equipment, net        70,328          72,019

Goodwill, net                            178,118         178,472

Trademarks, net                           62,016          62,090

Purchased customer list, net              22,454          23,275

Other assets                               9,753          12,217
                                         -------         -------

                                       $ 489,501       $ 497,246
                                         =======         =======







                                                      (Continued)

                           ENNIS, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Dollars in Thousands)


                                        August 31,   February 28,
                                           2005          2005
                                           ----          ----
                                        (unaudited)

  Liabilities and Shareholders' Equity
  ------------------------------------

  Current liabilities:
     Accounts payable                   $ 29,125     $ 33,887
     Accrued expenses:
         Employee compensation and
           benefits                       14,432       16,135
         Federal and state income tax
           payable                         1,431        1,389
         Taxes other than income           2,194        3,154
         Other                             5,547        5,116
     Current installments of long-
       term debt                          18,332       21,702
                                         -------      -------
               Total current
                 liabilities              71,061       81,383
                                         -------      -------

  Long-term debt, less current
    installments                         102,475      112,342

  Deferred credits, principally income
    taxes                                 30,636       31,790

  Shareholders' equity:
     Series A junior participating
       preferred stock $10 par value,
       authorized 1,000,000 shares;
         None issued                          --           --
     Common stock $2.50 par value,
       authorized 40,000,000 shares;
       issued 30,053,443 shares
       at August 31, 2005 and
       February 28, 2005                  75,134       75,134
     Additional paid in capital          123,311      123,640
     Retained earnings                   169,915      156,666
     Accumulated other comprehensive
       income                                 22            6
                                         -------      -------
                                         368,382      355,446

     Treasury stock:
       Cost of 4,598,819 shares at
       August 31, 2005 and 4,635,444
       shares at February 28, 2005       (83,053)     (83,715)
                                         -------      -------

               Total shareholders'
                 equity                  285,329      271,731
                                         -------      -------

                                       $ 489,501    $ 497,246
                                         =======      =======

See   accompanying  notes  to  condensed  consolidated  financial statements.

                           ENNIS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollars in Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                         Three Months Ended        Six Months Ended
                             August 31,               August 31,
                         2005         2004        2005         2004
                         ----         ----        ----         ----

Net sales               $148,116      $73,374    $297,229     $139,110

Costs and expenses:
   Cost of sales         110,864       54,022     222,499      102,698
   Selling,
     general and
     administrative       17,791       10,813      35,628       20,199
                         -------      -------     -------      -------

                         128,655       64,835     258,127      122,897
                         -------      -------     -------      -------

Income from
  operations              19,461        8,539      39,102       16,213
                         -------      -------     -------      -------

Other income
  (expense):
   Interest expense       (2,323)        (167)     (4,566)        (301)
   Other income
     (expense), net          (81)         216        (171)         140
                         -------      -------     -------      -------

                          (2,404)          49      (4,737)        (161)
                         -------      -------     -------      -------

Earnings before
  income taxes            17,057        8,588      34,365       16,052

Provision for income
  taxes                    6,481        3,218      13,231        6,100
                         -------      -------     -------      -------

Net earnings            $ 10,576     $  5,370    $ 21,134     $  9,952
                         =======      =======     =======      =======

Weighted average
  number of common
  shares outstanding
  - basic             25,453,566   16,427,776  25,440,230   16,416,737
   Plus incremental
     shares from
     assumed
     exercise of
     stock options       302,849      317,675     284,897      298,908
                      ----------   ----------  ----------   ----------
Weighted average
  number of common
  shares outstanding
  - diluted           25,756,415   16,745,451  25,725,127   16,715,645
                      ==========   ==========  ==========   ==========

Per share amounts:
   Net earnings
    - basic                 $.42         $.33        $.83         $.61
                            ====         ====        ====         ====
   Net earnings
   - diluted                $.41         $.32        $.82         $.59
                            ====         ====        ====         ====
   Cash dividends
     per share             $.155        $.155       $.310        $.310
                           =====        =====       =====        =====

See   accompanying  notes  to  condensed  consolidated  financial statements.

                           ENNIS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                                 Six Months Ended
                                                    August 31,
                                                  2005       2004
                                                  ----       ----
Cash flows from operating activities:
   Net earnings                                $21,134    $ 9,952
   Adjustments to reconcile net earnings to
       net cash provided by operating
       activities:
         Depreciation                            7,847      4,358
         Amortization of trademark and
           customer list                           973         66
         Gain on the sale of equipment            (178)      (188)
         Bad debt expense                          747        429
         Changes in operating assets and
           liabilities
            Accounts Receivable                 (8,295)       933
            Prepaid expenses                      (452)       295
            Inventories                          1,606       (958)
            Other current assets                    93        (89)
            Accounts payable and accrued
              expenses                          (6,604)    (3,217)
            Other assets                         1,232        (11)
                                                ------     ------

            Net cash provided by operating
              activities                        18,103     11,570
                                                ------     ------

Cash flows from investing activities:
   Capital expenditures                         (6,138)    (3,581)
   Purchase of operating assets, net of cash
     acquired of $133                               --    (17,701)
   Proceeds from disposal of property              196        235
                                                ------     ------

            Net cash used in investing
              activities                        (5,942)   (21,047)
                                                ------     ------

Cash flows from financing activities:
   Debt issued                                   9,000     11,000
   Repayment of debt                           (22,237)    (3,335)
   Dividends                                    (7,885)    (5,088)
   Exercise of stock options                       333        363
                                                ------     ------

            Net cash (used in) provided by
              financing activities             (20,789)     2,940
                                                ------     ------

Net change in cash and cash equivalents         (8,628)    (6,537)
Cash and cash equivalents at beginning of
  period                                        10,694     15,067
                                                ------     ------

Cash and cash equivalents at end of period     $ 2,066    $ 8,530
                                                ======     ======

Total interest paid was $4,551,000 and $292,000 and taxes paid were $11,000,000 and $4,800,000 for the six months ended August
31, 2005 and 2004 respectively.

See   accompanying  notes  to  condensed  consolidated  financial statements.

                           ENNIS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
   These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the "Company" or "Ennis"), for the quarter ended August 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2005, from which the accompanying condensed consolidated balance sheet at February 28, 2005 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Stock Option Plans and Stock Based Compensation
   -----------------------------------------------
   The Company has stock options granted to key executive and managerial employees and non-employee directors. At August
   31, 2005, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has reserved 1,152,477 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Options may be granted at different times during the year and vest over a five year period.

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

   The following table represents the effect on net earnings and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                               Three Months     Six Months Ended
                             Ended August 31,      August 31,
     (in thousands)            2005     2004     2005     2004
                               ----     ----     ----     ----

     Net earnings:
      As reported            $10,576    $5,370  $21,134   $9,952
      Deduct:  Stock-based
      Employee compensation
      expense not included
      in reported income,
      net of related tax          12        11       23       21
      effects
                              ------     -----   ------    -----
      Pro forma              $10,564    $5,359  $21,111   $9,931
                              ======     =====   ======    =====

     Net earnings per
     share:
      As reported - basic       $.42      $.33     $.83     $.61
      Pro forma - basic          .42       .33      .83      .60

      As reported - diluted      .41       .32      .82      .59
      Pro forma - diluted        .41       .32      .82      .59


   For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The changes in shareholders' equity during the six months ended August 31, 2005 is from earnings, dividends paid and options exercised.

3. Employee Benefit Plans
   ----------------------
   The following table provides the components of net periodic benefit cost for the three and six months ended August 31, 2005 and 2004 (in thousands):

                             Three Months    Six Months Ended
                           Ended August 31,     August 31,
                            2005      2004     2005     2004
                            ----      ----     ----     ----
     Components of net
       periodic
       benefit cost
         Service cost      $355      $367    $  711    $  734
         Interest cost      611       604     1,222     1,208
         Expected return
          on assets        (693)     (666)   (1,386)   (1,332)
         Amortization of:
         Prior service
          cost              (36)      (36)      (72)      (72)
         Unrecognized net
          loss              264       267       528       534
                            ---       ---     -----     -----

     Net periodic
       benefit cost        $501      $536    $1,003    $1,072
                            ===       ===     =====     =====

   ----------------------------------

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

4. Due From Factors
   ----------------
   Pursuant to terms of an agreement between the Company and various factors, the Company sells a majority of its trade accounts receivable to the factors on a non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and0.50% Additionally, some trade accounts receivable are sold to the factors on a recourse basis. Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.

   The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed in interest charges through the collection date or maturity at the prime rate as published by The Chase Manhattan Bank. The Company's obligations with respect to advances from the factor are limited to the interest charge thereon. Advance payments are limited to a maximum of 90% (ninety percent) of eligible accounts receivable.

   At August 31, 2005, included in receivables in the balance sheet amounts, due from factors consists of the following (in thousands):

            Outstanding factored receivables
               Without recourse              $18,776
               With recourse                   1,675
            Advances                         (18,217)
                                              ------
               Due from factors              $ 2,234
                                              ======


5. Allowance  for Doubtful Accounts and Concentration  of  Credit
   Risk
   -------------------------------------------------------------

   Accounts  receivable  are  reduced  by  an  allowance  for  an
   estimate  of  amounts  that are uncollectible.   Substantially
   all of the Company's receivables are due from customers in North America.

5. Allowance  for Doubtful Accounts and Concentration  of  Credit
   Risk (continued)
   -------------------------------------------------------------
   The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer's financial condition, (ii) the amount of credit the customer requests and (iii) the customer's actual payment history (which includes disputed invoice resolution). In some cases, the Company extends open credit to customers that refuse to make financial disclosure, but who have an extended history of timely payment and low levels of disputed invoices. The Company does not typically require its customers to post a deposit or supply collateral. The Company's allowance for doubtful accounts reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectable. This analysis includes assessing a default probability to customers' receivable balances. The assessed default probability is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Credit losses from continuing operations have consistently been within management's expectations.

   The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

                        Balance
                           at          Additions                   Balance
                       Beginning              Charged               at the
                         of the   Charged to  to Other              End of
       Description       Period   Operations  Accounts  Deductions  Period
       -----------     ---------  ----------  --------  ---------- -------
   Six months ended
     August 31, 2005     $3,567       747           --     475(1)    3,839
   Year ended
     February 28, 2005   $1,771       893     1,620(2)     717(1)    3,567
   Year ended
     February 29, 2004   $1,294       890        47(3)     460(1)    1,771

  (1) Charge-off of uncollectible receivables.
  (2) Principally Allowance from Acquisition of Alstyle Apparel,
      Crabar/GBF, Inc., and Royal Business Forms, Inc.
  (3) Principally Reserve from Acquisition of Alstyle Apparel.


6. Inventories
   -----------
   The Company values the raw material content of most of its business forms inventories at the lower of last-in, first-out
   (LIFO) cost or market and all apparel inventory at the lower of first-in, first-out (FIFO) cost or market. The following table summarizes the components of inventory at the different stages of production (in thousands of dollars):


                                 August 31,  February 28,
                                    2005         2005
                                    ----         ----

             Raw material        $24,130      $26,717
             Work-in-process      14,738       17,669
             Finished goods       39,426       35,514
                                  ------       ------

                                 $78,294      $79,900
                                  ======       ======

7. Acquisitions
   ------------
   Ennis completed its merger with Alstyle Apparel, Inc. ("Alstyle") November 19, 2004. Alstyle shareholders received 8,803,583 shares valued at approximately $145,523,000 and $2,889,000 cash. The purchase contract included a holdback provision of $10,000,000 which is included on the consolidated balance sheet at August 31, 2005. Debt of approximately $98,074,000 was assumed. Alstyle produces and sells activewear apparel with 6 facilities in California and Mexico and 7 distribution centers located throughout the U.S. and Canada. Alstyle was acquired to supplement and broaden the scope of products offered by Ennis. The purchase price has been allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition. Customer lists valued at $22,000,000 at date of acquisition are amortized over their useful lives and trademarks valued at $61,000,000 with an indefinite amount is evaluated for impairment on an annual basis. Approximately $37,774,000 of goodwill related to Alstyle acquisition is deductible for tax purposes. Alstyle operates as a separate segment. The purchase price of Alstyle is calculated as follows (in thousands of dollars):

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

   The acquisition of Royal continues the Ennis strategy of growth through related manufactured products for Ennis' existing customer base. The acquisition adds additional short-run print products and solutions and financial documents sold through the indirect sales (distributorship) marketplace.

   Effective June 30, 2004, the Company completed its acquisition of all of the outstanding stock of Crabar/GBF, Inc. (Crabar/GBF) for approximately $18,000,000 with consideration in the form of debt assumed and cash. The primary reason for the acquisition was to increase Ennis' market share. However, Crabar/GBF adds high-quality long and medium run print production, along with pressure sensitive label and form-label combinations to Ennis' current line of medium and short run print products and solutions. The transaction was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources.

   The  Company  has  recognized certain costs  related  to  exit activities and integration costs attributable to the Crabar/GBF acquisition. These costs totaling approximately $1,500,000 were recognized as part of the assumed liabilities and included in "Other - Accrued Expenses" in the Consolidated Balance Sheet at acquisition date. The costs were primarily related to contracts related to previous owners. Other costs include lease exit costs and severance payments.

   The following is a summary of the purchase price allocation at February 28, 2005 (in thousands):

                               Crabar/GBF    Royal    Alstyle
   Cash                        $    133    $   601   $  3,187
   Accounts receivable, net       7,553      1,125      4,457
   Other receivables              1,082         --        639
   Prepaid expenses                 298         76      1,451
   Other current assets              --        211      1,697
   Inventories                    4,435      1,985     55,801
   Fixed assets                   8,087        808     21,033
   Goodwill                       5,956         --    138,134
   Trademarks                        80         --     61,000
   Customer list                  1,760         --     22,000
   Other identifiable
     intangibles                     92         --      3,763
   Accounts payable and
     accrued liabilities         11,476      1,106     66,676
                                 ------      -----    -------
                               $ 18,000    $ 3,700   $246,486
                                 ======      =====    =======

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


       For the Three Months Ended August 31, 2004    2004
                                                     ----
       Net  sales                                 $ 143,597
       Net earnings                                   7,624
       Net earnings per share - basic                   .30
       Net earnings per share - diluted                 .30

       For the Six Months Ended August 31, 2004      2004
                                                     ----
       Net  sales                                 $ 294,882
       Net earnings                                  16,652
       Net earnings per share - basic                   .65
       Net earnings per share - diluted                 .65

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

   Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is recorded at the lower of cost or fair value. Trade names with determinable lives have an aggregate value of $1,234,000, less accumulated amortization of $218,000 and $144,000 as of August 31, 2005 and February 28, 2005,
   respectively.   Amortization  expense  for  these  intangibles
   will be $149,000 in each of the five succeeding years. Trademarks with indefinite-lived lives with a net book value of $61,000,000 at August 31, 2005 are evaluated for impairment on an annual basis.

   Purchased customer lists have an aggregate value of $23,760,000, less accumulated amortization of $1,306,000 and $485,000 as of August 31, 2005 and February 28, 2005,
   respectively. Amortization expense for these intangibles will be $1,643,000 in each of the five succeeding years.

   The  change  in goodwill is the result of liabilities  of  the
   Alstyle   acquisition   settled  at   less   than   originally
   estimated.

9. Shareholders' Equity
   --------------------
   Accumulated other comprehensive income (loss) consists of the unrealized portion of changes in the fair value of the Company's cash flow hedge and foreign currency translation. Comprehensive income was approximately $21,150,000 1for the six months ended August 31, 2005 and $10,026,000 for the six months ended August 31, 2004. Amounts charged directly to Shareholder's Equity related to the Company's interest rate swap and foreign currency translation are included in "other comprehensive income."

   Changes in Retained Earnings are as follows:


           Retained Earnings
              February 28, 2005             $156,666,000
         Net Earnings                         21,134,000
         Cash dividends declared and paid     (7,885,000)
                                             -----------
         Retained Earnings August 31, 2005  $169,915,000
                                             ===========


10.Segment Data
   ------------
   The Company operates in two segments - the Printing Segment and the Apparel Segment. The first group in the Printing segment, the Forms Solutions Group is primarily in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. Assets in this group at August 31, 2005 decreased from August 31, 2004 primarily from improved accounts receivable collections and inventory management of Crabar/GBF assets. The second group in the Printing Segment, the Promotional Solutions Group is primarily engaged in the business of design, manufacturing, and distribution of printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it (registered trademark) Notes. Assets in this group at August 31, 2005 increased from August 31, 2004 primarily from increased accounts receivable and inventory requirements from Adams McClure sales increases. The third group in the Printing Segment, the Financial Solutions Group, designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. The second segment, the Apparel Solutions Group, which consists of Alstyle acquired in November 2004, is primarily engaged in the production and sale of activewear including t-shirts, fleece goods and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company's corporate headquarters and other administrative costs.

   Segment data for the three and six months ended August 31, 2005 and 2004 were as follows (in thousands):

                                                          Apparel
                               Printing Segment           Segment
                               ----------------           -------
                         Forms    Promotional Financial   Apparel
                       Solutions   Solutions  Solutions  Solutions             Consolidated
                         Group       Group      Group      Group    Corporate     Totals
                         -----       -----      -----      -----    ---------     ------
Three months ended August 31, 2005:
  Net sales            $48,868     $23,901     $11,129   $ 64,218    $    --    $ 148,116
  Depreciation             799         598         408      1,974        160        3,939
  Amortization of
    Trademark               89          --          --        405         --          494
  Segment earnings
    (loss) before        7,344       1,671       1,894      8,085     (1,937)      17,057
    income tax
  Segment assets        86,988      47,339      32,688    314,037      8,449      489,501
  Capital
    expenditures           210       1,085          64        205         53        1,617
Three months ended August 31, 2004:
  Net sales            $43,227     $19,183     $10,964   $     --    $    --     $ 73,374
  Depreciation             841         614         562         --        132        2,149
  Amortization of
    trademark               33          --          --         --         --           33
  Segment earnings
    (loss) before
    income tax           6,377       2,723       1,508         --     (2,020)       8,588
  Segment assets       100,085      35,390      31,860         --      8,150      175,485
  Capital
    expenditures           348         471          54         --        569        1,442

Six months ended August 31, 2005:
  Net sales            $95,347     $46,423     $22,852   $132,607    $    --    $ 297,229
  Depreciation           1,636       1,191         817      3,883        320        7,847
  Amortization of
    trademark              179          --          --        794         --          973
  Segment earnings
    (loss) before
    income tax          12,625       5,557       3,818     16,452     (4,087)      34,365
  Segment assets        86,988      47,339      32,688    314,037      8,449      489,501
  Capital                  317       1,206         165      4,073        377        6,138
    expenditures

Six months ended August 31, 2004:
  Net sales            $77,790     $38,644     $22,676   $     --    $    --     $139,110
  Depreciation           1,609       1,241       1,268         --        240        4,358
  Amortization of
    trademark               66          --          --         --         --           66
  Segment earnings
    (loss) before
    income tax          11,913       4,886       2,994         --     (3,741)      16,052
  Segment assets       100,085      35,390      31,860         --      8,150      175,485
  Capital
    expenditures           615         712         154         --      2,100        3,581

  "Post-it" is a registered trademark of 3M.

11.Derivative Financial Instruments and Hedging Activities
   -------------------------------------------------------
   The Company's interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. The swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

   The Company utilized a swap agreement related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $3,000,000 at August 31, 2005. The fair value of the swap at August 31, 2005 was approximately $4,000 and the change in the fair value of the loss from March 1, 2004, net of tax, has been added to accumulated other comprehensive income.

12.Recent Accounting Requirements

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

During the fiscal year ended February 28, 2005, the Company acquired Crabar/GBF, Inc. (Crabar/GBF) and Royal Business Forms, Inc. (Royal) and merged with Centrum Acquisition, Inc. and its wholly owned subsidiary, which did business under the name of Alstyle Apparel, Inc. (collectively Alstyle). Alstyle was merged into a wholly owned subsidiary of the Company. Crabar/GBF was a privately owned business forms manufacturer with $69 million in revenues in its most recent fiscal year. The purchase price of this transaction was $18 million in cash and assumed debt. The transaction closed as of June 30, 2004. On November 1, 2004 the Company announced an agreement to acquire Royal, an Arlington, Texas based manufacturer of business forms for $3.7 million in Ennis stock. Approximately 178,000 shares of treasury stock were issued in this transaction. Royal had revenues of $12.1 million in its most recent fiscal year. Alstyle, an Anaheim, California based company had approximately $200 million in annual revenues and 3,500 employees in North America at the time of the announcement of the merger on June 25, 2004. The transaction provided that the Alstyle shareholders would receive Ennis shares based upon a $242 million valuation of Alstyle less debt outstanding as of the day of the merger (approximately $104 million). This amount, plus the cost of the acquisition, totaled $246.5 million. On November 4, 2004, Ennis shareholders approved the issuance of 8,803,583 shares of Ennis common stock to enable the completion of this merger that was closed on November 19, 2004. The Company also entered into a new $150 million financing facility with LaSalle Bank, N.A. providing a $50 million term loan and a $100 million revolver in conjunction with the Alstyle merger. All of these transactions are explained in more detail in Management's Discussion and Analysis and Footnotes of the Company's 2005 Annual Report.

In February of 2005, the Company announced a change in management in which the Forms Solutions, Promotional Solutions and Financial Solutions Groups began reporting to a newly created executive officer position. This officer reports to the President and CEO, as does the President of the Apparel Group. As discussed in the Form 10-K filed on May 17, 2005, beginning in the prior fiscal quarter the Company reports on two operational segments - the Printing Segment and the Apparel Segment. The Printing Segment combines all of the Company's printing operations into a single segment for both management and reporting purposes.

Business Segment Overview
-------------------------

Printing Segment
----------------
Forms Solutions Group - The Forms Solutions Group operates through 16 manufacturing locations throughout the United States. The Forms Solutions Group sells through approximately 40,000 private printers and independent distributors and therefore sales reflect a smaller percentage of selling expense than would exist in companies who market directly to the end use. The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs. The Group sells under the Ennis, Royal, Witt Printing and Calibrated brand names.

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

Alstyle is headquartered in Anaheim, California where they knit domestic cotton yarn and some polyester fibers are knitted into tubular material. The material is dyed at that facility and then shipped to plants in Ensenada or Hermosillo, Mexico to be cut and sewn into finished goods. Alstyle also ships a small amount of their dyed and cut product to El Salvador or Costa Rica for sewing. After sewing and packaging is completed, product is reshipped to Anaheim where it is either stored at the distribution center in Anaheim, or re-directed to distribution centers in Los Angeles, California; Chicago, Illinois; Dallas, Texas; Philadelphia, Pennsylvania; Atlanta, Georgia or Mississauga, Canada.

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

A majority of Alstyle's sales are related to direct customer, branded products and the remainder relate to private label and re-label programs. Generally, sales to screen printers and mass marketers are driven by the availability of competitive products and price considerations, while sales in the private label business are characterized by slightly higher customer loyalty.

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


Liquidity and Capital Resources
-----------------------------

Cash Flow
Cash provided by operating activities for the six months ended in August 2005 was $18,103,000 an increase of 56.5% from the same period in the prior year. The increase is the result of acquisitions of Crabar/GBF, Royal and Alstyle Apparel in the prior year. Cash provided by operations, along with some additional borrowing under the revolving credit arrangement and existing cash balances was utilized for capital expenditures, debt repayment and dividends.

Working Capital
Working capital increased during the six months ended in August 2005 from $67,790,000 at February 2005 to $75,771,000. The current ratio improved to 2.1 to 1. The Company has $2,066,000 in cash and cash equivalents at the end of the six-month period.

Credit Facility
During the six months ended in August 2005, the Company has drawn $9,000,000 from the revolving credit facility and repaid $5,000,000 on the term note, $10,000,000 to the revolver and $7,237,000 other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.

As previously reported, Alstyle continues to sell substantially all of its account receivable to factors based upon agreements with various financial institutions. $4,000,000 of the total amount drawn under the revolver during the quarter ended in August 2005 was used to finance the growth in accounts receivable the Company is not factoring. The Company continues with plans to fund these receivables through the existing bank line or from working capital generated by Alstyle over the next twelve to eighteen months.

Pension
The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2006, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will contribute approximately $2,500,000 in the fourth quarter of fiscal year 2006.

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

Capital Expenditures
In March 2005, the Company acquired ownership of certain assets, which had been held by Alstyle under operating leases. These capital expenditures of approximately $3.8 million were above and beyond the previously reported expected capital expenditures of $5 million to $7 million for the current fiscal year. Including these expenditures, the Company continues to expect capital requirements for the fiscal year to be between $9 million and $11 million, and expects to generate sufficient cash flow from operating activities to fund any capital requirements.

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

Results of Operations - Consolidated
------------------------------------
Net sales for the quarter and six months ended in August 2005 were $148.1 million and $297.2 million respectively. This is an increase of 101.9% for the quarter and 113.7% for the six-month period. Acquisitions provided 94.0% and 109.1% of the respective increases. Gross margins for the current quarter were 25.2% compared to 26.4% in the prior year quarter. For the six-month period, gross margins were 25.1% compared to 26.2% in the prior year six-month period. The overall decline in gross margin for the current quarter and the six-month period is the result of acquisitions in the prior year. These acquisitions, Crabar/GBF, Royal and Alstyle, generally produce gross margins which are less than those produced by the pre-acquisition units. In addition, the current quarter and the six-month period are impacted by weakened gross margins in the Promotional Group, as discussed below. Selling, general and administrative expenses were $17.8 million and $35.6 million for the quarter and six months ended in August 2005. The increases of 64.5% and 76.4% for the respective periods are attributable to the prior year acquisitions. Selling, general and administrative expenses declined as a percent of revenues 2.7% for the quarter and 2.5% for the six-month period. The increase in interest expense from the prior year quarter to the current year is the result of the debt incurred or assumed from the Alstyle transaction. The slight increase in interest expense from the prior quarter is the result of interest penalties from the early pay-off of certain capitalized leases.

The effective income tax rate in the current year quarter is slightly higher than the prior year quarter and less than the prior quarter. Going forward it is expected that the effective tax rate will be approximately 38.5%

Results of Operations - Printing Segment
----------------------------------------

Forms Solutions Group -- Net sales for the group were $48.9 million and $95.3 million for the quarter and six months ended in August 2005, compared to $43.2 million and $77.8 million in the prior year periods. The $5.7 million increase from the prior year quarter was the result of $.9 million incremental sales from the Crabar/GBF units in the group, $3.0 million from Royal and $1.8 million from the pre- acquisition units. The $17.5 million increase for the six-month period came from $10.3 million in incremental sales from Crabar/GBF units, $5.8 million from Royal and $1.4 million from the pre-acquisition units. . Gross margins in the group declined from the prior year quarter to the current year. The decline is the result of the addition of the Crabar/GBF units to the group. Margins at the Crabar/GBF units, primarily due to the long-run nature of their business, were generally 10% to 14% less than the margins historically earned by the pre-acquisition units of the group. Since Royal and all of the Crabar/GBF units were in the group in both the current quarter and the prior quarter, the change in margins for those two periods was less significant.

Promotional Solutions Group -- Net sales for the group were $23.9 million in the quarter, compared to $19.2 million in the prior year and $22.5 million in the prior quarter. The increase from the prior year quarter was primarily attributable to the increased sales from the Adams McClure facility to the group. The increase from the prior quarter was the result of increased sales in all of the group's operating units. Gross margins for this group were negatively impacted by operational performance issues encountered by the Adams McClure facility in executing a large contract. Management has evaluated the causes of the operational problems, and is implementing changes in both personnel and processes to prevent the recurrence of this event.

Financial Solutions Group -- Net sales for the group were $11.1 million in the quarter compared to $11.0 million in the prior year and $11.7 million and the prior year quarter. Gross margins for the current quarter were 29.5% compared to 27.2% in the prior year quarter. The improvement in gross margins was the result of cost saving programs, which were implemented during the second quarter of the past fiscal year. Gross margins were relatively unchanged from the prior quarter.

Results of Operations - Apparel Segment
---------------------------------------

Apparel  Solutions Group  --  Net sales of the group  were  $64.2 million and $132.6 million for the quarter and six months ended in August 2005. Since the Apparel Group was not included in either of the prior year periods, these amounts represent a major portion of the current year net sales increase on a consolidated basis. Historically, the Company's first and second fiscal quarters have been the Apparel Group's highest revenue quarters. Gross margins for the quarter were 26.0% and for the six month period were 25.2%. The improvement in margins is the result of the influence from favorably priced product mix along with ongoing cost savings from efforts to reduce raw material costs and change manufacturing processes to improve efficiency since the Apparel Group was acquired by the Company.

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

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3,344,000 and $6,673,000 of revenue was recognized under these agreements during quarter and six months ended August 31, 2005. Sales in foreign countries were not significant for the quarter or six month periods ended August 31, 2005.

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

Ennis may be required to write down goodwill and other intangible assets in the future, which could cause its financial condition and results of operations to be negatively affected in the future When Ennis acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets, is determined by the excess of the purchase price over the net identifiable assets acquired. At August 31, 2005, Ennis' goodwill and intangible assets were approximately $263 million. Under current accounting standards, if Ennis determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets.

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

Concentration of Business Form and Apparel Vendors and Suppliers We use a limited number of vendors and suppliers to provide ink for our printing segment, and we use as sole sources for paper and for delivery services. We contract with a mill for our supplies of yarn. If there are interruptions in supplies or service from these vendors or suppliers, it could result in a disruption to our business, if we are unable to readily find alternative service providers at comparable rates.

Ennis could experience labor disputes that could disrupt its business in the future
As of August 31, 2005, approximately 18% of Ennis' domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of the approximately 3,000 hourly employees in Mexico. Although Ennis has not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations may not prove successful, may result in a significant increase in the cost of labor or may break down and result in the disruption of our business forms and apparel operations.

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

Cautionary Statements

Certain statements in this report, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Ennis. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability could result in a further impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Forward looking statement
-------------------------
      Statements made in the Management's result of operations concerning the Company's or management's intentions, expectations, or predictions about future results or events are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current expectations or beliefs, and are subject to risks and uncertainties that could cause actual results  or  events  to  vary  from  stated  expectations,  which variations could be material and adverse. Factors that could produce such a variation include, but are not limited to the following: the inherent unreliability of earnings, revenue and cash flow predictions due to numerous factors, many of which are beyond the Company's control; developments in the demand for the Company's products and services; relationships with the Company's major customers and suppliers; unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; risks and uncertainties associated with the successful integration of the acquisition of Alstyle Apparel; the impact of governmental laws and regulations; and competitive factors. The Company's cash dividends are declared by the board of directors on a current basis, and therefore may be subject to change. Because of such uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of September 30, 2005.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk
-----------
The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

The Company's net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, totaled $107 million at August 31, 2005. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of fiscal year ended 2006 would be approximately $1,000,000 before income taxes. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures over financial reporting that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control
During the three months ended August 31, 2005, the Company implemented the first phase of its conversion to the JDEdwards financial accounting system for its Apparel Segment. This implementation provided conversion of the payroll and fixed assets systems to the Company's JDEdwards ERP platform. The remainder of the conversion will be completed in the third quarter of fiscal year 2006. Except for the described system conversion, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company believes the conversion and implementation to this fully integrated financial system will further strengthen its existing internal control over financial reporting, as well as automate a number of its administrative processes and activities, and enhance other operational management processes.

                   PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits as listed on the accompanying index to exhibits on pages 31 through 33 are filed as part of this Form 10-Q.

     (b) Reports on Form 8-K
         The Company filed a report on Form 8-K on June 17, 2005 regarding election of directors, a press release dated June 15, 2005 announcing first quarter operating results and a press release dated June 17, 2005 announcing CFO retirement.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENNIS, INC.


Date September 30, 2005         /s/Harve Cathey
     ----------------------     --------------------------------
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

    Exhibit 10.6 First Amendment Agreement dated as of June 25, 2004, by and among Amin Amdani, Rauf Gajiani, Centrum Acquisition, Inc., Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit
                   10.6 to the Registrant's Form S-4 filed on September 3, 2004.
    Exhibit 10.7 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit
                   10.7 to the Registrant's Form S-4 filed on September 3, 2004.
    Exhibit 10.8 Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit
                   10.8 to the Registrant's Form S-4 filed on September 3, 2004.
    Exhibit 10.9 UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K Annual Report for the fiscal year ended February 29, 2003.
    Exhibit 10.10 Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant's Form S-4 filed on September 3, 2004.*
    Exhibit 10.11 Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to Exhibit 10.11 to the Registrant's Form S-4 filed on September 3, 2004.*
    Exhibit 10.12 Credit Agreement dated as of November 19, 2004 among Ennis, Inc., various other co-borrowers and lenders that sign and become a party to the credit agreement, LaSalle Bank National Association, as Administrative Agent, Documentation Agent and Arranger, and Compass Bank and JP Morgan Chase Bank, N.A., as Co-Syndication Agents incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2004.
    Exhibit 10.13 Security Agreement dated as of November 19, 2004 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit
                   10.2 to the Registrant's Current Report on
                   Form 8-K filed on November 19, 2004.
    Exhibit 10.14 Mutual Agreement, dated January 10, 2005, between Parkdale and Alstyle Apparel, Inc. incorporated herein by reference to Exhibit
                   10.14 to the Registrant's Form 10-K/A filed on June 20, 2005.

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