Form 10-Q
period 2005-11-30
ENNIS, INC.
filed 2006-01-09
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to
Commission File Number 1-5807
ENNIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0256410

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2441 Presidential Pkwy., Midlothian, Texas	76065

(Address of Principal Executive Offices)	(Zip code)
(972) 775-9801
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
As of January 3, 2006, there were 25,469,950 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 28,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,625	$10,694
Accounts receivable, net	38,200	46,685
Prepaid expenses	6,217	5,162
Inventories	89,674	79,900
Other current assets	6,475	6,732

Total current assets	152,191	149,173

Property, plant and equipment, net	67,603	72,019
Goodwill, net	178,157	178,472
Trademarks, net	61,978	62,090
Purchased customer list, net	22,043	23,275
Other assets	9,011	12,217

	$490,983	$497,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,863	$33,887
Accrued expenses:
Employee compensation and benefits	14,561	16,135
Federal and state income tax payable	1,217	1,389
Taxes other than income	2,383	3,154
Other	5,347	5,116
Current installments of long-term debt	21,120	21,702

Total current liabilities	72,491	81,383

Long-term debt, less current installments	96,550	112,342
Deferred credits, principally income taxes	30,223	31,790

Shareholders’ equity:
Series A junior participating preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2005 and February 28, 2005	75,134	75,134
Additional paid in capital	123,153	123,640
Retained earnings	176,067	156,666
Accumulated other comprehensive income	243	6

	374,597	355,446

Treasury stock:
Cost of 4,589,493 shares at November 30, 2005 and 4,635,444 shares at February 28, 2005	(82,878)	(83,715)

Total shareholders’ equity	291,719	271,731

	$490,983	$497,246

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004
Net sales	$131,690	$91,750	$428,918	$230,860
Cost of goods sold	96,070	68,876	318,569	171,574

Gross profit	35,620	22,874	110,349	59,286

Selling, general and administrative	17,801	12,907	53,429	33,106

Earnings from operations	17,819	9,967	56,920	26,180

Other income (expense):
Interest expense	(2,235)	(288)	(6,801)	(589)
Other income, net	834	190	664	330

	(1,401)	(98)	(6,137)	(259)

Earnings before income taxes	16,418	9,869	50,783	25,921

Provision for income taxes	6,320	3,765	19,551	9,865

Net earnings	$10,098	$6,104	$31,232	$16,056

Weighted average number of common shares outstanding — basic	25,457,965	16,959,463	25,446,315	16,599,542

Weighted average number of common shares outstanding — diluted	25,743,327	17,326,580	25,726,003	16,924,120

Per share amounts:
Net earnings — basic	$0.40	$0.36	$1.23	$0.97

Net earnings — diluted	$0.39	$0.35	$1.21	$0.95

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$31,232	$16,056
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,700	6,655
Amortization of trademark and customer list	1,467	111
Gain on the sale of equipment	(217)	(239)
Bad debt expense	1,231	657
Changes in operating assets and liabilities (net of the effects of acquisitions):
Accounts receivable, net	7,254	(5,021)
Prepaid expenses	(1,055)	(309)
Inventories	(9,774)	(3,951)
Other current assets	557	106
Other assets	3,083	1,383
Accounts payable and accrued expenses	(9,563)	4,424

Net cash provided by operating activities	35,915	19,872

Cash flows from investing activities:
Capital expenditures	(7,375)	(4,581)
Purchase of operating assets, net of cash acquired of $4,175	—	(114,620)
Proceeds from disposal of property	246	400

Net cash used in investing activities	(7,129)	(118,801)

Cash flows from financing activities:
Debt issued	9,000	109,500
Repayment of debt	(25,374)	(6,353)
Dividends	(11,831)	(7,634)
Exercise of stock options	350	372

Net cash (used in) provided by financing activities	(27,855)	95,885

Net change in cash and cash equivalents	931	(3,044)
Cash and cash equivalents at beginning of period	10,694	15,067

Cash and cash equivalents at end of period	$11,625	$12,023

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter ended November 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2005, from which the accompanying condensed consolidated balance sheet at February 28, 2005 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.	Stock Option Plans and Stock Based Compensation

The Company has stock options granted to key executives and managerial employees and non-employee directors. At November 30, 2005, the Company has two incentive stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has reserved 1,131,977 shares of unissued common stock under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest over a five-year period.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

The Company continues to account for its stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense related to the Company’s stock options is reflected in the net earnings as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock Option Plans and Stock Based Compensation — continued
The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three months ended		Nine months ended
	November 30,		November 30,
(in thousands)	2005	2004	2005	2004
Net earnings, as reported	$10,098	$6,104	$31,232	$16,056
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(12)	(11)	(35)	(32)

Pro forma net earnings	$10,086	$6,093	$31,197	$16,024

Earnings per share:
Basic — as reported	$0.40	$0.36	$1.23	$0.97

Basic — pro forma	$0.40	$0.36	$1.23	$0.97

Diluted — as reported	$0.39	$0.35	$1.21	$0.95

Diluted — pro forma	$0.39	$0.35	$1.21	$0.95

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.
3.	Employee Benefit Plans

The following table provides the components of net periodic benefit cost (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$355	$367	$1,066	$1,101
Interest cost	611	604	1,833	1,812
Expected return on assets	(693)	(666)	(2,079)	(1,998)
Amortization of:
Prior service cost	(36)	(36)	(108)	(108)
Unrecognized net loss	264	267	792	801

Net periodic benefit cost	$501	$536	$1,504	$1,608

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.	Employee Benefit Plans — continued

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2006, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will pay $2,500,000 in the fourth quarter of fiscal year 2006. The Company contributed $2,500,00 to its pension plan during fiscal year 2005.

4.	Due From Factors

Pursuant to terms of an agreement between the Company and various factors, the Company sells a majority of its Apparel trade accounts receivable to factors on a non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 0.50%. Settlement date for payment of these factored receivables is the date on which the trade creditor remits payment for the invoice. In the case of receivables sold on a non-recourse basis, if the trade creditor is financially unable to remit proceeds the factor accepts the liability to remit to the Company. Additionally, some trade accounts receivable are sold to the factors on a recourse basis. In this case, if the trade creditor does not remit proceeds for the receivable, the factor is not obligated to remit and the Company must collect from the trade creditor and repay any amount advanced to the factor. Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.

The Company may request payment from the factor in advance of the collection date or maturity of the receivable pursuant to its terms. Any such advance payments are assessed interest charges through the collection date or maturity at the prime rate as published by JP Morgan Chase Bank. The Company’s obligations with respect to advances from the factor are limited to the interest charge thereon. Advance payments are limited to a maximum of 90% (ninety percent) of eligible accounts receivable, but are generally at 80% (eighty percent) of eligible accounts receivable.

Due from factors, which is included in the Company’s accounts receivable, consists of the following (in thousands):

	November 30,	February 28,
	2005	2005
Outstanding factored receivables
Without recourse	$21,326	$26,756
With recourse	1,555	1,213
Advances from factors	(19,684)	(24,675)

Due from factors	$3,197	$3,294

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balance, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,839	$2,812	$3,567	$1,771
Bad debt expense	487	228	1,231	657
Other (1)	—	904	—	1,500

Accounts written off, net	(111)	(719)	(583)	(703)

Balance at end of period	$4,215	$3,225	$4,215	$3,225

(1)	Principally, the allowance established in connection with certain acquisitions.
6.	Inventories

The Company uses the lower of last-In, first-out (LIFO) cost or market to value its business forms inventory and the lower of first-In, first-out (FIFO) cost or market to value its apparel inventory. The Company regularly reviews inventory values on hand, using specific aging categories, and records a provision for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	Inventories — continued

Principal components of inventories are as follows (in thousands):

	November 30,	February 28,
	2005	2005
Raw materials	$25,654	$26,717
Work in progress	15,931	17,669
Finished goods	48,089	35,514

	$89,674	$79,900

7.	Acquisitions

Ennis completed its merger with Alstyle Apparel (“Alstyle”) on November 19, 2004. Alstyle shareholders received 8,803,583 shares valued at approximately $145,523,000 and $2,889,000 cash. Debt of approximately $98,074,000 was assumed. The purchase contract included a holdback provision of $10,000,000 relating to certain assumed debt and escrowed shares with an acquisition date value of approximately $5,000,000. Alstyle produces and sells activewear apparel with 6 facilities in California and Mexico and 7 distribution centers located throughout the U.S. and Canada. Alstyle was acquired to supplement and broaden the scope of products offered by Ennis. The purchase price has been allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition. Customer lists valued at $22,000,000 at date of acquisition are amortized over their useful lives and a trademark valued at $61,000,000 with an indefinite life is evaluated for impairment on an annual basis.

Approximately $37,774,000 of goodwill related to Alstyle acquisition is deductible for tax purposes. Alstyle operates as a separate segment. The purchase price of Alstyle is calculated as follows (in thousands):

Ennis common stock issued 8,803,583 shares	$145,523
Cash	2,889
Alstyle debt assumed	98,074

Purchase price of Alstyle	$246,486

On November 1, 2004, the Company acquired 100% of the stock of Royal Business Forms, Inc., (“Royal”), a privately held company headquartered in Arlington, Texas for $3,700,000 in Ennis treasury stock (approximately 178,000 shares). Royal has been in existence and operating in Arlington, Texas since 1959 and has customers throughout the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.	Acquisitions — continued

The acquisition of Royal continues the Ennis strategy of growth through related manufactured products for Ennis’ existing customer base. The acquisition adds additional short-run print products and solutions and financial documents sold through the indirect sales (distributorship) marketplace.

Effective June 30, 2004, the Company completed its acquisition of all of the outstanding stock of Crabar/GBF, Inc. (“Crabar/GBF”) for approximately $18,000,000 with consideration in the form of debt assumed and cash. Crabar/GBF adds high-quality long and medium run print production, along with pressure sensitive label and form–label combinations to Ennis’ current line of medium and short run print products and solutions. The transaction was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources.

The Company has recognized certain costs related to exit activities and integration costs attributable to the Crabar/GBF acquisition. These costs totaling approximately $1,500,000 were recognized as part of the assumed liabilities and included in “Other – Accrued Expenses” in the Consolidated Balance Sheet at acquisition date. The costs were primarily related to contracts related to previous owners. Other costs include lease exit costs and severance payments.

The following is a summary of the purchase price allocation at February 28, 2005 (in thousands):

	Crabar/GBF	Royal	Alstyle
Cash	$133	$601	$3,187
Accounts receivable, net	7,553	1,125	4,457
Other receivables	1,082	—	639
Prepaid expenses	298	76	1,451
Other current assets	—	211	1,697
Inventories	4,435	1,985	55,801
Fixed assets	8,087	808	21,033
Goodwill	5,956	—	138,134
Trademarks	80	—	61,000
Customer list	1,760	—	22,000
Other identifiable intangibles	92	—	3,763
Accounts payable and accrued liabilities	(11,476)	(1,106)	(66,676)

	$18,000	$3,700	$246,486

The results of operations for Alstyle, Royal and Crabar/GBF are included in the Company’s condensed consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all three companies had been acquired as of March 1, 2004, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.	Acquisitions — continued

	Three months	Nine months
	ended	ended
	November 30,	November 30,
	2004	2004
Net sales	$138,325	$433,207
Net earnings	7,040	23,692
Net earnings per share – basic	.27	.92
Net earnings per share – diluted	.27	.91
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.
8.	Intangible Assets

The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets be tested for impairment annually and when an event occurs indicating that it is possible impairment exists.

Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is recorded at the lower of cost or fair value. Trade names with determinable lives have an aggregate carrying value of $1,234,000, less accumulated amortization of $256,000 and $144,000 as of November 30, 2005 and February 28, 2005, respectively. Amortization expense for these intangibles will be $149,000 in each of the four succeeding years and $134,000 in the fifth year. Trademarks with indefinite-lived lives with a net book value of $61,000,000 at November 30, 2005 are evaluated for impairment on an annual basis.

Purchased customer lists have an aggregate carrying value of $23,760,000, less accumulated amortization of $1,717,000 and $485,000 as of November 30, 2005 and February 28, 2005, respectively. Amortization expense for these intangibles will be $1,643,000 in each of the five succeeding years.

The change in goodwill is the result of the completion of the allocation of the purchase price with respect to the Alstyle acquisition.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.	Borrowings

Borrowings consisted of the following (in thousands):

	November 30,	February 28,
	2005	2005
Revolving credit facility	$62,500	$63,500
Term credit facility	42,500	50,000
Capital lease obligations	900	1,664
Notes payable to finance companies	1,770	8,344
Other	10,000	10,536

	117,670	134,044
Less current installments	21,120	21,702

Long-term debt	$96,550	$112,342

The Company has a $150,000,000 term/revolver credit facility agreement (the “facility”), which matures November 2009. The facility consists of a $100 million revolver and a $50 million term facility. The company is required to pay a commitment fee on the unused portion of revolver credit facility. As of November 30, 2005, the Company had borrowings under the revolver of $62.5 million and $13.4 million outstanding under stand-by letters of credit, leaving an availability under the revolver of approximately $24.3 million. The term facility requires quarterly payments in the amount of $2,500,000. The facility is secured by substantially all personal and investment property and bears interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s total funded debt level to cash flows as defined. The rate in effect at November 30, 2005 was 5.42%. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of November 30, 2005, the Company was in compliance with all financial and other covenants of the loan agreement.

Notes payable to finance companies bear interest at rates ranging from 5.25% to 9.46% and principal is paid in equal monthly installments. The notes mature in various dates through June 2009 and are collateralized by certain equipment.

Other notes payable are obligations of Alstyle and Crabar/GBF. These are loans from individuals with annual payments bearing interest at rates ranging from 4% to 8% and maturing on dates ranging from December 2005 through November 2006.

10.	Shareholders’ Equity

Comprehensive income is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.	Shareholders’ Equity — continued

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004
Net earnings from continuing operations	$10,098	$6,104	$31,232	$16,056
Interest rate hedge	(1)	29	—	103
Foreign currency translation adjustment	222	—	237	—

Comprehensive income (loss)	$10,319	$6,133	$31,469	$16,159

Changes in Retained Earnings for the nine months ended November 30, 2005 are as follows (in thousands):

Retained Earnings at February 28, 2005	$156,666
Net Earnings	31,232
Cash dividends declared and paid	(11,831)

Retained Earnings at November 30, 2005	$176,067

11.	Earnings per share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated.

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	25,457,965	16,959,463	25,446,315	16,599,542
Effect of dilutive options	285,362	367,117	279,688	324,578

Diluted weighted average common shares outstanding	25,743,327	17,326,580	25,726,003	16,924,120

Per share amounts:
Net earnings – basic	$0.40	$0.36	$1.23	$0.97

Net earnings – diluted	$0.39	$0.35	$1.21	$0.95

Cash dividends	$0.155	$0.155	$0.465	$0.465

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.	Segment Data

The Company operates in two segments – the Printing Segment and the Apparel Segment. The first group in the Printing Segment, the Forms Solutions Group is in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. Assets in this group at November 30, 2005 decreased from November 30, 2004 primarily from improved accounts receivable collections of Crabar/GBF assets and decreased sales overall in the group. The second group in the Printing Segment, the Promotional Solutions Group is primarily engaged in the business of designing, manufacturing, and distributing printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it® Notes. Assets in this group at November 30, 2005 decreased from November 30, primarily from decreased accounts receivable from Adams McClure sales decline. The third group in the Printing Segment, the Financial Solutions Group, designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products.

The second segment, the Apparel Segment, includes the Apparel Solutions Group and consists of Alstyle Apparel which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods and other wearables. Assets in this group at November 30, 2005 increased from November 30, 2004 primarily from increase in inventory, prepaid custom payments and receivables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and nine months ended November 30, 2005 and 2004 were as follows (in thousands):

				Apparel
		Printing Segment		Segment
	Forms	Promotional	Financial	Apparel
	Solutions	Solutions	Solutions	Solutions		Consolidated
	Group	Group	Group	Group	Corporate	Totals
Three months ended November 30, 2005
Net sales	$45,813	$19,537	$12,490	$53,850	$—	$131,690
Depreciation	789	587	403	1,922	152	3,853
Amortization of trademark	90	—	—	404	—	494
Segment earnings (loss) before income tax	6,168	2,626	2,508	7,499	(2,383)	16,418
Segment assets	87,242	37,006	32,399	327,556	6,780	490,983
Capital expenditures	87	250	181	686	33	1,237

Three months ended November 30, 2004
Net sales	$50,361	$24,161	$12,892	$4,336	$—	$91,750
Depreciation	854	618	450	236	139	2,297
Amortization of trademark	33	—	—	—	—	33
Segment earnings (loss) before income tax	5,986	3,515	2,654	258	(2,544)	9,869
Segment assets	100,002	42,662	33,408	297,694	8,156	481,922
Capital expenditures	256	129	228	—	387	1,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Segment Data — continued

				Apparel
		Printing Segment		Segment
	Forms	Promotional	Financial	Apparel
	Solutions	Solutions	Solutions	Solutions		Consolidated
	Group	Group	Group	Group	Corporate	Totals
Nine months ended November 30, 2005
Net sales	$141,159	$65,960	$35,342	$186,457	$—	$428,918
Depreciation	2,425	1,778	1,220	5,805	472	11,700
Amortization of trademark	269	—	—	1,198	—	1,467
Segment earnings (loss) before income tax	18,793	8,183	6,326	23,951	(6,470)	50,783
Segment assets	87,242	37,006	32,399	327,556	6,780	490,983
Capital expenditures	404	1,456	346	4,759	410	7,375

Nine months ended November 30, 2004
Net sales	$128,150	$62,805	$35,569	$4,336	$—	$230,860
Depreciation	2,463	1,858	1,718	236	380	6,655
Amortization of trademark	111	—	—	—	—	111
Segment earnings (loss) before income tax	17,899	8,401	5,648	258	(6,285)	25,921
Segment assets	100,002	42,662	33,408	297,694	8,156	481,922
Capital expenditures	871	841	382	—	2,487	4,581
“Post-it” is a registered trademark of 3M.
13.	Derivative Financial Instruments and Hedging Activities

The Company’s interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. The swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.

The Company utilized a swap agreement related to the term loan and revolving credit facility to effectively fix the interest rate at 3.2% for a pre-set principal amount of the loans. The pre-set principal amount of the loans covered by the swap agreements declines quarterly in connection with expected principal reductions and totaled $1,500,000 at November 30, 2005. The fair value of the swap at November 30, 2005 was approximately $1,000 and the change in the fair value of the loss from March 1, 2004, net of tax, has been added to accumulated other comprehensive income.

14.	Supplemental Cash Flow Information

Net cash flows from operating activities reflects cash payments for interest and income taxes as follows (in thousands):

	Nine months ended
	November 30,
	2005	2004
Interest paid	$6,720	$312
Income taxes paid	$16,800	$8,500

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.	Recent Accounting Pronouncements

Share-Based Payment: On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on March 1, 2006.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation costs for employee stock options. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect its net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. See Note 2 of Notes to Condensed Consolidated Financial Statements for the effect on reported net earnings and earnings per share if the Company had accounted for its stock option plans using the fair value recognition provisions of Statement 123.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.	Recent Accounting Pronouncements — continued

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our 3rd quarter of fiscal 2006. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Amortization Period for Leasehold Improvements: On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our 3rd quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

Inventory Costs: In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS 151 in its first quarter of fiscal 2007, and the impact of such adoption is not expected to have a material impact on its financial position or on its results of operations.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 31 of this Report.
     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as “Ennis” or the “Company”) prints and constructs a broad line of business forms and other business products and also manufactures a line of activewear for distribution throughout North America. Distribution of all of these products throughout the United States and Canada is primarily through independent dealers, and with respect to activewear products, through sales representatives. This distributor group encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others.
     During the fiscal year ended February 28, 2005, the Company acquired Crabar/GBF, Inc. (Crabar/GBF) and Royal Business Forms, Inc. (Royal) and merged with Centrum Acquisition, Inc. and its wholly owned subsidiary, which did business under the name of Alstyle Apparel (collectively Alstyle). Alstyle was merged into a wholly owned subsidiary of the Company. Crabar/GBF was a privately owned business forms manufacturer with $69 million in revenues in its most recent fiscal year. The purchase price of this transaction was $18 million in cash and assumed debt. The transaction closed as of June 30, 2004. On November 1, 2004 the Company announced an agreement to acquire Royal, an Arlington, Texas based manufacturer of business forms for $3.7 million in Ennis stock. Approximately 178,000 shares of treasury stock were issued in this transaction. Royal had revenues of $12.1 million in its most recent fiscal year. Alstyle, an Anaheim, California based company had approximately $200

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
million in annual revenues and 3,500 employees in North America at the time of the announcement of the merger on June 25, 2004. The transaction provided that the Alstyle shareholders would receive Ennis shares based upon a $242 million valuation of Alstyle less debt outstanding as of the day of the merger (approximately $104 million). This amount, plus the cost of the acquisition, totaled $246.5 million. On November 4, 2004, Ennis shareholders approved the issuance of 8,803,583 shares of Ennis common stock to enable the completion of this merger that was closed on November 19, 2004. The Company also entered into a new $150 million financing facility with LaSalle Bank, N.A. providing a $50 million term loan and a $100 million revolver in conjunction with the Alstyle merger. All of these transactions are explained in more detail in Management’s Discussion and Analysis and Footnotes of the Company’s 2005 Annual Report.
     In February of 2005, the Company announced a change in management in which the Forms Solutions, Promotional Solutions and Financial Solutions Groups began reporting to a newly created executive officer position. This officer reports to the President and CEO, as does the President of the Apparel Group. As discussed in the Form 10-K filed on May 17, 2005, beginning in the prior fiscal quarter the Company reports on two operational segments — the Printing Segment and the Apparel Segment. The Printing Segment combines all of the Company’s printing operations into a single segment for both management and reporting purposes.
Business Segment Overview
Printing Segment
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
     Financial Solutions Group - The Financial Solutions Group operates in 4 facilities located in three states. The Financial Group sells directly to customers and to resellers through a sales staff (Northstar) as well as through distributors (Northstar and GFS). Northstar has redirected its focus to large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 200 banks in the United States as customers and is actively working on other large banks within the top 200 tier of banks in the United States.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
Apparel Segment
     Apparel Solutions Group - The Apparel Segment operates through 6 manufacturing facilities in California and Mexico. Alstyle markets high quality knit basic active-wear (t-shirts, tank tops and fleece) across all market segments. Approximately 88% of Alstyle’s revenues are derived from t-shirt sales, and 94% of those are domestic sales. Alstyle’s branded product lines are AAA, Gaziani, Diamond Star and Tennessee River.
     Alstyle is headquartered in Anaheim, California where they knit domestic cotton yarn and some polyester fibers into tubular material. The material is then dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico where it is cut and sewn into finished goods. Alstyle also ships a small amount of their dyed and cut product to El Salvador and Costa Rica for sewing. After sewing and packaging is completed, product is reshipped to Anaheim where it is either stored at the distribution center in Anaheim, or re-directed to distribution centers in Los Angeles, California; Chicago, Illinois; Dallas, Texas; Philadelphia, Pennsylvania; Atlanta, Georgia or Mississauga, Canada.
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
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are related to direct customer, branded products and the remainder relate to private label and re-label programs. Generally, sales to screen printers and mass marketers are driven by the availability of competitive products and price considerations, while sales in the private label business are characterized by slightly higher customer loyalty.
     Alstyle’s most popular styles are produced based on forecasts to permit quick shipment and to level production schedules. Alstyle offers same-day shipping and uses third party carriers to ship products to its customers.
     Alstyle’s sales are seasonal, with sales in the first and second quarters generally being the highest. The general apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market that Alstyle sells to is “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
Critical Accounting Policies and Judgments
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory valuations, property, plant and equipment, intangible assets and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following accounting policies are the most critical due to their affect on the Company’s more significant estimates and judgments used in preparation of its consolidated financial statements.
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
     We exercise judgment in evaluating our long-lived assets for impairment. The Company assesses the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $4.2 million and $10.8 million of revenue was recognized under these agreements during quarter and nine months ended November 30, 2005. Sales in foreign countries were not significant for the quarter or nine month periods ended November 30, 2005.
     Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. The Company’s interest rate swap is held for purposes other than trading. The Company utilized swap agreements related to its

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. The swap has been designated as a cash flow hedge, and the after tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses.
     We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly.
     Our inventories are valued at the lower of cost or market. The Company regularly reviews inventory values on hand, using specific aging categories, and writes down inventory deemed obsolete and/or slow-moving inventory based on historical usage and estimated future usage to its estimated marked value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.
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
Liquidity and Capital Resources

	November 30,	February 28,
(Dollars in thousands)	2005	2005	Change
Working Capital	$79,700	$67,790	17.6%
Cash and cash equivalents	$11,625	$10,694	8.7%
     Working Capital. The increase in working capital for the nine months ended November 30, 2005 is primarily due to greater cash flows from operations from higher sales volumes, which is the direct result of the acquisitions completed during fiscal year 2005. This was partially offset by cash used for capital expenditures, reduce outstanding indebtedness and to pay dividends. The Company’s current

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
ratio, calculated by dividing the Company’s current assets by their current liabilities increased from 1.8-to-1.0 at February 28, 2005 to 2.0-to-1.0 at November 30, 2005.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Nine months ended November 30,
(Dollars in thousands)	2005	2004	Change
Cash provided by operating activities	$35,915	$19,872	80.7%
Cash used for investing activities	$(7,129)	$(118,801)	-94.0%
Cash (used for) provided by financing activities	$(27,855)	$95,885	-129.1%
     Cash flows from operating activities. Cash flows from operating activities increased in the nine months of fiscal 2006 primarily due to higher net income, which resulted from our higher sales volume during the period. The cash flow generated by our higher net income was supplemented by improved cash collections on our receivables, partially offset by increases in our inventory and reductions in our payables and accrued liabilities.
     The increase in the Company’s inventories are directly related to the planned apparel inventory build during the recent quarter. Traditionally, the apparel business’ busiest quarters are the Company’s first and second quarter and their slowest are the Company’s third and fourth quarters. To meet the anticipated demand during the first and second quarters, it requires that that Company build inventory during the third and fourth quarters. In addition to the foregoing, the Company’s cut and sew plants in Mexico shut-down for two weeks in December each year, so inventory is built during the third quarter to compensate for this planned shut-down.
     Cash flows from investing activities. The changes in cash flows from investing activities primarily relate to acquisitions and the timing of capital expenditures. Cash used for investing activities decreased primarily due a reduction in the Company’s acquisition activity during this period compared to the same period last year.
     Cash flows from financing activities. The changes in cash flows from financing activities primarily relate to payment of dividends, as well as borrowings and payments under our debt obligations. Net cash used for financing activities during the current period related primarily to payments on debt obligations and quarterly cash dividends.
     Credit Facility — During the nine months ended in November 2005, the Company has drawn $9,000,000 from the revolving credit facility and repaid $7,500,000 on the term note, $10,000,000 on the revolver and $7,874,000 on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     As previously reported, Alstyle continues to sell substantially all of its accounts receivable to factors based upon agreements with various financial institutions. The Company continues with plans to

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
fund these receivables through the existing bank line or from working capital generated by Alstyle over the next twelve to eighteen months.
     Pension — The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2006, there is not a minimum contribution requirement and no pension payments have been made; however, the Company anticipates it will contribute approximately $2,500,000 in the fourth quarter of fiscal year 2006. The Company contributed $2,500,000 to its pension plan during fiscal year 2005.
     Inventories — The Company believes current inventory levels are sufficient to satisfy customer demand and anticipates having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts with paper and yarn suppliers continue to be in effect.
     Capital Expenditures — In March 2005, the Company acquired ownership of certain assets, which had been held by Alstyle under operating leases. These capital expenditures of approximately $3.8 million were above and beyond the previously reported expected capital expenditures of $5 million to $7 million for the current fiscal year. Including these expenditures, the Company continues to expect capital requirements for the fiscal year to be between $9 million and $11 million, and expects to generate sufficient cash flow from operating activities to fund any capital requirements.
     Commitments — There have been no material changes in our contractual obligations since fiscal year-end 2005 outside the normal course of business.
Results of Operations — Consolidated
     Net Sales. Net sales for the three and nine months ended November 30, 2005 were $131.7 million and $428.9 million, respectively, compared to $91.8 million and $230.9 million for the three and nine months ended November 30, 2004. This represented an increase of 43.5% over the same quarter last year and 85.8% over the same nine-month period last year. The increase in both the quarter and year-to-date sales related primarily to the additional sales associated with our Apparel segment acquisition of Alstyle completed last year, as this acquisition provided 124.1% and 92.0% of the respective increases. The increase in sales provided by this acquisition during the current quarter was offset by a decrease in our Printing segment sales. See Item 2 – “Results of Operations Segments” of this Report for further discussion on sales.
     Cost of Sales. For the three and nine months ended November 30, 2005, our cost of sales were $96.1 million and $318.6 million, respectively, compared to $68.9 million and $171.6 million for the three and nine months ended November 30, 2004. As a percentage of sales, our cost of sales were 73.0% and 75.1% for the three months ended November 30, 2005 and 2004, respectively and 74.3% for both the nine months ended November 30, 2005 and 2004. The decrease in our cost of sales during the current quarter related primarily to a reduction in our cost of sales associated with our Apparel segment, which is the direct result of various cost saving programs implemented by the Company during the current year.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
     Selling, general & administrative expenses. For the three and nine months ended November 30, 2005, our selling, general and administrative expenses were $17.8 million and $53.4 million, respectively, compared to $12.9 million and $33.1 million for the three and nine months ended November 30, 2004. While total selling, general and administrative expenses increased, on a percentage-of- sales-basis, these expenses actually decreased from 14.1% to 13.5% for the three months ended November 30, 2004 and 2005, respectively and from 14.3% to 12.5% for the nine months ended November 30, 2004 and 2005, respectively. These decreases result primarily from the Company’s continued emphasis on reducing redundancy expenses associated with acquisitions and general economies of scale efficiencies associated with increased revenues.
     Earnings from operations. As a result of the above factors, our earnings from operations have increased by approximately $7.8 million, or 78.8% from earnings of $10.0 million, or 10.8% of sales for the three months ended November 30, 2004 to earnings of $17.8 million, or 13.5% of sales for the comparable period this year. For the year, our earnings from operations have increased by approximately $30.7 million, or 117.4%, from earnings of $26.2 million, or 11.3% of sales to earnings of $56.9 million, or 13.3% of sales for the nine months ended November 30, 2004 and 2005, respectively. Of the respective increases indicated 92.3% and 81.4%, for the three and nine months ended November 30, 2005, respectively, were related to acquisitions completed during fiscal year 2005.
     Other income and expense. For the three and nine months ended November 30, 2005, our other income and expense changed by approximately $1.3 million and $5.8 million, respectively, from $98,000 and $259,000 for the three and nine months ended November 30, 2004, to approximately $1.4 million and $6.1 million for the three and nine months ended November 30, 2005. The increase during the periods related primarily to our increased interest expense which increased from $288,000 to approximately $2.2 million and from $589,000 to approximately $6.8 million for the three and nine months ended November 2004 and 2005, respectively, which related to the incurred and assumed debt associated with the Alstyle transaction. During the current quarter, the increase in our interest expense was partially offset by a trade-mark infringement settlement we realized during the period.
     Provision for income taxes. The Company’s effective tax rates for the periods were 38.5% and 38.2% for the three months ended November 30, 2005 and 2004, respectively, and 38.5% and 38.1% for the nine months ended November 30, 2005 and 2004, respectively. The increase in our effective tax rate during the current periods over the comparable periods last year relates primarily to a higher anticipated state and foreign income tax burden this year than last year, which relates primarily to the Alstyle transaction.
     Net earnings. As a result of the above factors, our net earnings increased by approximately $4.0 million from earnings of approximately $6.1 million, or 6.7% of sales for the three months ended November 30, 2004 to approximately $10.1 million, or 7.7% of sales for the three months ended November 30, 2005. For the year, our net earnings increased by approximately $15.1 million from earnings of $16.1 million, or 7.0% of sales for the nine months ended November 30, 2004 to $31.2 million, or 7.3% of sales for the nine months ended November 30, 2005. Basic earnings per share increased from earnings of $.36 and $.97 per share for the three and nine months ended November 30, 2004, respectively, to $.40 and $1.23 per share for the three and nine months ended November 30, 2005, respectively. Diluted earnings per share increased from earnings of $.35 and $.95 per share for the three and nine months ended November 30, 2004, respectively, to $.39 and $1.21 per share for the three and nine months ended November 30, 2005, respectively.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
Results of Operations — Segments
     Printing Segment
          Forms Solutions Group — Net sales were $45.8 million and $141.2 million for the three and nine months ended November 30, 2005, respectively, compared to $50.4 million and $128.2 million for the three and nine months ended November 30, 2004, respectively. The $4.6 million sales decrease from the prior year quarter was the result of a decrease of $6.6 million in sales in the business forms segment, offset by a $2.0 million increase in sales of business forms products from the Royal acquisition. The decrease in year-over-year quarterly sales was primarily due to the closure of two non-profitable Crabar/GBF facilities and the loss of a major Crabar/GBF customer. The Forms Solutions Group segment earnings increased from approximately $6.0 million, or 11.9% of sales for the three months ended November 30, 2004, to approximately $6.2 million, or 13.5% of sales for the three months ended November 30, 2005. For the year, the group’s segment earnings increased from approximately $17.9 million, or 14.0% of sales, to approximately $18.8 million, or 13.3% of sales for the nine months ended November 30, 2004 and 2005, respectively. The decrease in the group’s segment earnings, as a percentage of sales, for the current year is primarily related to the lower margins attributable to the Crabar/GBF units and the poor performance of the two Crabar/GBF facilities which were closed. These units, due to the long-run nature of their business, tend to have operational earnings generally 10% to 14% less than the historical levels for this group.
     Promotional Solutions Group — Net sales were $19.5 million and $66.0 million for the three and nine months ended November 30, 2005, respectively, compared to $24.2 million and $62.8 million for the three and nine months ended November 30, 2004. The decrease from the prior year quarter was primarily attributable to the decreased sales from our Adams McClure facility, which related to the reduction in sales volume from a major customer by having the customer purchase their required raw materials directly from the supplier versus through the Company, as well as this customer’s elimination of marketing programs due to a change in market demand. The Promotional Solutions Group segment earnings decreased from approximately $3.5 million, or 14.5% of sales for the three months ended November 30, 2004, to approximately $2.6 million, or 13.4% of sales for the three months ended November 30, 2005. For the year, the group’s segment earnings decreased from approximately $8.4 million, or 13.4% of sales, to approximately $8.2 million, or 12.4% of sales for the nine months ended November 30, 2004 and 2005, respectively. The decrease in the group’s segment earnings for the current quarter related primarily to a reduction in the group’s sales during the quarter and the impact of fixed overhead. The decrease in the group’s segment earnings for the year related primarily to operational performance issues encountered by our Adams McClure facility in executing a large contract. As previously reported, Management has evaluated the cause of the operational problems encountered and has implemented changes in both personnel and processes to prevent its recurrence.
     Financial Solutions Group — Net sales for the group were $12.5 million and $35.3 million for the three and nine months ended November 30, 2005, respectively, compared to $12.9 million and $35.6 million for the three and nine months ended November 30, 2004, respectively. The Financial Solution Group segment earnings decreased from approximately $2.7 million, or 20.6% of sales, to $2.5 million, or 20.1% of sales for the three months ended November 30, 2004 and 2005, respectively. For the year, the group’s segment earnings increased from approximately $5.6 million, or 15.9% of sales, to approximately $6.3 million, or 17.9% of sales for the nine months ended November 30, 2004 and 2005, respectively. The increase in the group’s segment earnings, as a percent of sales, is primarily the result

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
of reductions in direct labor and overhead costs resulting from the cost savings programs implemented during the second half of last fiscal year, which savings have been partially offset by increases in material costs.
          Apparel Segment
          Apparel Solutions Group — Net sales for the group were $53.9 million and $186.5 million for the three and nine months ended November 30, 2005, compared to $4.3 million for the prior year and quarter. The Apparel Solutions Group resulted from the acquisition of Alstyle on November 19, 2004, and as such, the Apparel Solutions Group was not included, for the most part, in either of the prior periods. The increase in sales during the current periods over the prior year of $49.6 million for the quarter and $182.2 million for the year represent a major portion of the Company’s consolidated sales increase for these respective periods. Historically, the Company’s first and second fiscal quarters have been the Apparel Solutions Group’s highest revenue quarters, and conversely the Company’s third and fourth quarters have been this group’s lowest quarters. Segment earnings for the group were $7.5 million, or 13.9% of sales for the current quarter and approximately $24.0 million, or 12.8% of sales for current year. The group’s performance, on both a year-to-date and current quarter basis have been favorably impacted by the following: 1) favorable product mix, 2) reduced material costs, and 3) improved manufacturing processes which have resulted in improved manufacturing efficiencies. As prior year comparable information is not meaningful, given that Alstyle was acquired by the Company on November 19, 2004, readers are encouraged to review the financial information provided in the Form S-4/A filed October 4, 2004 to evaluate this segment’s current period performance.
Accounting Standards
          Share-Based Payment: On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
          Statement 123(R) permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
     On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on March 1, 2006.
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.
     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 2 of Notes to Condensed Consolidated Financial Statements for the effect on reported net earnings and earnings per share if we had accounted for our stock option plans using the fair value recognition provisions of Statement 123.
     Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our 3rd quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.
     Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
     Amortization Period for Leasehold Improvements: On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our 3rdquarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.
     Inventory Costs: In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151) SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt the provisions of SFAS 151 in our first quarter of fiscal 2007, and the impact of such adoption is not expected to have a material impact on our financial position or on our results of operations.
Factors That May Affect Our Operating Results and Other Risk Factors
     You should carefully consider the risks described below, as well as the other information included or incorporated by reference in our Annual Report on Form 10-K, before making an investment in the Company’s common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.
Ennis may be required to write down goodwill and other intangible assets in the future, which could cause its financial condition and results of operations to be negatively affected in the future
     When Ennis acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets, is determined by the excess of the purchase price over the net identifiable assets acquired. At November 30, 2005, Ennis’ goodwill and intangible assets were approximately $262 million. Under current accounting standards, if Ennis determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets.
     Ennis conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Ennis completed such an impairment analysis for its fiscal year ended February 28, 2005, and concluded that no impairment charge was necessary. Ennis cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in Ennis’ stock price.
Printed business forms may be superceded over time by “paperless” business forms or otherwise affected by technological obsolescence and changing customer preferences, which could reduce our sales and profits
     Printed business forms and checks may eventually be superceded by “paperless” business forms, which could have a material adverse effect on Ennis’ business over time. The price and performance

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of many of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products. In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. We are also seeking to introduce new products and services that may be less susceptible to technological obsolescence. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.
Our distributors face increased competition from various sources, such as office supply superstores. Increased competition may require Ennis to reduce prices or to offer other incentives in order to enable its distributors to attract new customers and retain existing customers
     Low price, high value office supply chain stores offer standardized business forms, checks and related products. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of “one-stop” shopping for a broad array of office supplies that our distributors do not offer. In addition, superstores have the financial strength to reduce prices or increase promotional discounts to expand market share. This could result in our reducing our prices or offering incentives in order to enable our distributors to attract new customers and retain existing customers.
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
Ennis could experience labor disputes that could disrupt its business in the future
     As of November 30, 2005, approximately 18% of Ennis’ domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of the approximately 3,000 hourly employees in Mexico. Although Ennis has not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
negotiations may not prove successful, may result in a significant increase in the cost of labor or may break down and result in the disruption of our business forms and apparel operations.
Alstyle obtains its raw materials from a limited number of suppliers and any disruption in its relationships with these suppliers, or any substantial increase in the price of raw materials, could have a material adverse effect on Alstyle
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 50% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. The other major raw material components used in Alstyle’s manufacturing processes are chemicals used to treat the fabric during the dyeing process. Alstyle sole-sources the supply of these chemicals from one supplier. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
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
Alstyle faces intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which Alstyle cannot profitably compete.
     Demand for Alstyle’s products is dependent on the general demand for T-shirts and the availability of alternative sources of supply. Alstyle’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.
Apparel industry tends to be cyclical and seasonal
     The United States apparel industry is sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year. Alstyle may be unable to compete successfully in any industry downturn due to excess capacity. The Company’s apparel group sales tend in addition to be seasonal in nature where historically the Company’s first and second quarters tend to be the group’s highest sales quarters, and conversely the Company’s third and fourth quarter tend to be the group’s lowest sales quarters. As such, such cyclicality and seasonality factors could have a significant impact on our quarterly results.
Foreign political and economic risk
     Alstyle operates cutting and sewing facilities in Mexico, and sources certain product manufacturing and purchases in El Salvador, Pakistan, China and Southeast Asia. Alstyle’s foreign

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect its operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the government of Mexico will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
Alstyle’s products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions
     Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect Alstyle’s business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations.
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 5% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on its operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
     In January 2005, United States import quotas have been removed on knitted shirts from China. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. In May 2005, quotas on three categories of clothing imports, including knitted shirts, from China were re-imposed. These factors could make Alstyle’s products less competitive against low cost imports from developing countries.
Environmental regulation
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company’s accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
     The Company’s net exposure to interest rate risk consists of a floating rate debt instrument that is benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company’s variable rate financial instruments, including the outstanding credit facilities, totaled $105 million at November 30, 2005. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of fiscal year ended 2006 would be approximately $1,000,000 before income taxes. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
     Changes in Internal Control over Financial Reporting. During the three months ended November 30, 2005, the Company completed its conversion to the JDEdwards financial accounting system for its Apparel Segment domestic operations. Except for the described system conversion, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     The Company believes the conversion and implementation to this fully integrated financial system will further strengthen its existing internal control over financial reporting, as well as automate a number of its administrative processes and activities, and enhance other operational management processes.
     Inherent Limitations on Effectiveness of Controls. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or our results of operations.
Items 2, 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders for a vote during the quarter.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
Item 6. Exhibits
          The following exhibits are filed as part of this report.

Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 2004.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herwith

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 9, 2006	/s/ Keith S. Walters

Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 9, 2006	/s/ Richard L. Travis, Jr.

Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and
Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2005
INDEX TO EXHIBITS

Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 2004.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herwith