Form 10-K
period 2006-02-28
ENNIS, INC.
filed 2006-05-12
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2006
Commission File Number 1-5807

ENNIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0256410

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2441 Presidential Pkwy., Midlothian, Texas	76065

(Address of Principal Executive Offices)	(Zip code)
(Registrant’s Telephone Number, Including Area Code) (972) 775-9801
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $2.50 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2005 was approximately $437 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at May 9, 2006 was 25,480,606.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE PERIOD ENDED FEBRUARY 28, 2006

PART I

ITEM 1.	BUSINESS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) prints and constructs a broad line of business forms and other business products and also manufactures a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States and Canada is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others.
     On January 3, 2006, the Company purchased the outstanding stock of Tennessee Business Forms, Inc. (“TBF”), a privately held company located in Tullahoma, Tennessee, as well as the associated land and buildings from a partnership which leased the facility to TBF. The purchase price of this transaction was $1.2 million. TBF had sales of $2.2 million for the twelve month period ended December 31, 2005. The acquisition of TBF continues the Ennis strategy of growth through acquisition of complimentary manufactured products to further service our existing customer base. The acquisition will add additional short-run print products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
     During the fiscal year ended February 28, 2005, the Company acquired Crabar/GBF, Inc. (“Crabar/GBF”) and Royal Business Forms, Inc. (“Royal”) and acquired by merger Centrum Acquisition, Inc. and its wholly owned subsidiary, which did business under the name of Alstyle Apparel (“Alstyle”). Alstyle, an Anaheim, California based company, had approximately $200 million in annual revenues prior to the acquisition and 3,500 employees in North America. Alstyle shareholders received 8,803,583 shares, valued at approximately $145,523,000, and $2,889,000 in cash. Debt of approximately $98,074,000 was assumed by the Company. The Company also entered into a new $150 million financing facility with LaSalle Bank, N.A. providing a $150 million credit facility in conjunction with the Alstyle acquisition. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Notes to the Consolidated Financial Statements” of this Report for further discussion on these transactions. Crabar/GBF was a privately owned business forms manufacturer with $69 million in revenues in its fiscal year ended June 30, 2004. The purchase price of this transaction was approximately $18 million, including assumed debt (approximately $11.5 million), and the remainder in cash. The transaction closed as of June 30, 2004. On November 1, 2004, the Company acquired Royal, an Arlington, Texas based manufacturer of business forms for $3.7 million in Ennis stock (approximately 178,000 shares of treasury stock were issued in this transaction). Royal had revenues of $12.1 million in its most recent fiscal year prior to the acquisition.
Business Segment Overview
     The Company operates in two business segments, the Print Segment and the Apparel Segment. The following is a description of each segment and the business groups associated with each.
Print Segment
     The Print Segment, which represented 57% of the Company’s consolidated sales for the fiscal year ended February 28, 2006, consisted of three operating groups — the Forms Solutions Group, the Promotional Solutions Group and the Financial Solutions Group. The print market continues to evolve due to technology improvements, consolidations, etc. Plants that once produced only standard form products, or were niche product printers, now produce promotional products, labels, etc. and provide other value-add services. Our plants have seen the same degree of evolution over the past several years, which has resulted in them losing, to some degree, their product/group specific identity. We see this as a continuing evolution in the market, and as such, we now consider it prudent to manage/monitor and report these plants at the Print Segment level and not at the Group level. For the purposes of this Report, we will continue to discuss the various groups and will disclose group financial data in Note 13 of our Notes to our Consolidated Financial Statements, as an accommodation to our readers; however, you are cautioned about drawing any inferences or conclusions with respect to any such financial data, due to the factors indicated above. As such, the Company will only be discussing the operating results of the Print Segment in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Forms Solutions Group — The Forms Solutions Group operates through 20 manufacturing locations throughout the United States. The Forms Solutions Group sells through approximately 40,000 private printers and independent distributors and therefore their sales reflect a smaller percentage of selling expense than would exist in companies who market directly to the end user. The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs. The Group sells under the Ennis, Royal, TBF/Avant-Garde, 360º Custom Labels, Witt Printing and Calibrated Forms brand names.
     Promotional Solutions Group — The Promotional Solutions Group operates eight facilities in four states. The group operates under the Adams-McClure brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label (which provides tags and labels, promotional products and advertising concept products) and GenForms (which provides short-run and long-run label production). The Adams-McClure sales are generally provided through advertising agencies. Ennis Tag & Label, Admore and Gen Forms facilities sell their products through independent distributors.
     Financial Solutions Group — The Financial Solutions Group operates in four facilities located in three states. The Financial Group (Northstar and GFS) sells directly to a small number of direct customers, and predominately through distributors. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 100 banks in the United States as customers and is actively working on other large banks within the top 100 tier of banks in the United States.
     Approximately 98% of the business products manufactured by the Printing Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications. The Printing Segment operates thirty two manufacturing locations in the United States of America (USA) in 15 strategically located domestic states, providing the Ennis dealer a national network for meeting users’ demands for hand or machine written records and documents.
     While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers, and that its business forms offering is more diversified than that of most companies in the business forms industry.
     The printing industry generally sells its products in two ways. One market direction is to sell predominately to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelly), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. The Company believes it is one of the largest forms companies that serve this segment of the market. There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations, such as Cenveo and their Quality Park brand. The Company’s strategic locations and buying power permit Ennis to compete on a favorable basis within the distributor market on competitive factors, such as service, quality and price.
     Distribution of business forms and other business products throughout the United States is primarily through independent dealers, including business forms distributors, stationers, printers, computer software developers, advertising agencies, etc. The Promotional and Financial Solutions Groups are dependent upon certain major customers. The loss of such customers could have a material adverse effect on the segment. While, no single customer accounts for as much as ten percent of this Segment’s consolidated net sales, two customers within the Financial Solutions Group accounted for 20.4%, 21.0% and 19.4% of that Group’s consolidated sales for fiscal years 2006, 2005 and 2004, respectively.
     Raw materials of the Printing Segment principally consist of a wide variety of weights, widths, colors, sizes and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices.

     Business products usage in the printing industry is generally not seasonal. General economic conditions and contraction of traditional business forms industry are the predominant factor in quarterly volume fluctuations.
Apparel Segment
     The Apparel Segment, which consists of our Apparel Solutions Group, represented 43% of the Company’s consolidated sales for the fiscal year ending February 28, 2006. This Group operates under the name of Alstyle Apparel (“Alstyle”) and has six manufacturing facilities located in California and Mexico. Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 88% of Alstyle’s revenues are derived from t-shirt sales, and 94% of those are domestic sales. Alstyle’s branded product lines are AAA, Gaziani, Diamond Star, Murina, A Classic, Tennessee River, D Drive and Hyland Headware.
     Alstyle is headquartered in Anaheim, California, where they knit domestic cotton yarn and some polyester fibers into tubular material. The material is then dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships a small amount of their dyed and cut product to El Salvador and Costa Rica for sewing. After sewing and packaging is completed, product is shipped to one of Alstyle’s seven distribution centers located across the United States and in Canada.
     Alstyle utilizes a customer-focused internal sales team comprised of 19 sales representatives assigned to specific geographic territories in the United States and Canada. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately half their time in the field.
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
     The products of the Apparel Segment are standardized shirts manufactured in a variety of sizes and colors. The Apparel Segment operates six manufacturing facilities, one in the USA and five in Mexico.
     The Apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear and produces t-shirts, fleece items, and outsources such products as hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, India, Indonesia, Russia, and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel (“Delta”), Russell, Hanes and Gildan Activewear (“Gildan”). While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States and Canada, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes and Russell.
     No single customer accounts for as much as ten percent of consolidated net sales. Distribution of the Apparel Segment’s products is through Alstyle’s own staff of sales representatives selling to distributors who resell to retailers, or directly to screen printers, embellishers, retailers and mass marketers.
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase more than 50% of our cotton and yarn from one supplier. Reference is made to Item 1A — “Risk Factors” of this Report.
Patents, Licenses, Franchises and Concessions
     The Company does not have any significant patents, licenses, franchises or concessions.
Intellectual Property
     We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis, A Alstyle Apparel, AA Alstyle Apparel & Activewear, AAA Alstyle Apparel & Activewear, American Diamond, Classic by Alstyle Apparel, Diamond Star, Executive by Alstyle, Gaziani, Gaziani Fashions, Hyland, Hyland Headwear by Alstyle, Murina, Tennessee River, 360º Custom Labels, Admore, CashManagementSupply.com, Securestar, Northstar, MICRLink, MICR Connection, Ennisstores.com, General Financial Supply, Calibrated, Witt Printing, GenForms, Royal, Crabar/GBF, Adams McClure, Advertising Concepts, ColorWorx, Star Award Ribbon, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.
Backlog
     At February 28, 2006, the Company’s backlog of orders believed to be firm was approximately $20,468,000 as compared to approximately $23,218,000 at February 28, 2005.
Research and Development
     While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2006.
Environment
     We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has any material effect upon capital expenditures, earnings or our competitive position. Our manufacturing processes do not emit substantial foreign substances into the environment.
Employees
     At February 28, 2006, the Company had approximately 5,950 employees. Approximately 2,800 of the employees are in Mexico and approximately 30 employees are in Canada. Of the USA employees, approximately 440 were represented by three unions, under seven separate contracts expiring at various times. Of the employees in Mexico, two unions represent substantially all employees with contracts expiring at various times.

ITEM 1A.	RISK FACTORS
     You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in the Company’s common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets, is determined by the excess of the purchase price over the net identifiable assets acquired. At February 28, 2006, our goodwill and other intangible assets were approximately $178.3 million and $83.7 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2006, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
Printed business forms may be superceded over time by “paperless” business forms or otherwise affected by technological obsolescence and changing customer preferences, which could reduce our sales and profits.
     Printed business forms and checks may eventually be superceded by “paperless” business forms, which could have a material adverse effect on our business over time. The price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of many of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products. In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. We are also seeking to introduce new products and services that may be less susceptible to technological obsolescence. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.
Our distributors face increased competition from various sources, such as office supply superstores. Increased competition may require us to reduce prices or to offer other incentives in order to enable our distributors to attract new customers and retain existing customers.
     Low price, high value office supply chain stores offer standardized business forms, checks and related products. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of “one-stop” shopping for a broad array of office supplies that our distributors do not offer. In addition, superstores have the financial strength to reduce prices or increase promotional discounts to expand market share. This could result in us reducing our prices or offering incentives in order to enable our distributors to attract new customers and retain existing customers.

Technological improvements may reduce our competitive advantage over some of our competitors, which could reduce our profits.
     Improvements in the cost and quality of printing technology are enabling some of our competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from these competitors could force us to reduce our prices in order to attract and retain customers, which could reduce our profits.
We could experience labor disputes that could disrupt our business in the future.
     As of February 28, 2006, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. Although we have not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 50% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. The other major raw material components used in Alstyle’s manufacturing processes are chemicals used to treat the fabric during the dyeing process, which currently Alstyle sole-sources the supply of these chemicals from one supplier. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
     Alstyle generally acquires its cotton yarn under short-term purchase orders with its suppliers, and has exposure to swings in cotton market prices. Alstyle does not use derivative instruments, including cotton option contracts, to manage its exposure to movements in cotton market prices. Alstyle may use such derivative instruments in the future. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. However, any significant increase in the price of cotton could have a material adverse effect on our results of operations.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected prices increases, etc. could have a material adverse effect on our operating results.

Alstyle faces intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.
     Demand for Alstyle’s products is dependent on the general demand for T-shirts and the availability of alternative sources of supply. Alstyle’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.
Apparel business is subject to cyclical trends.
     The United States apparel industry is sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year. Alstyle may be unable to compete successfully in any industry downturn due to excess capacity.
Our apparel foreign operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where it operates, which could negatively impact our operating results.
     Alstyle operates cutting and sewing facilities in Mexico, and sources certain product manufacturing and purchases in El Salvador, Pakistan, China and Southeast Asia. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
Our apparel products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions.
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 5% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on our operations.

     The World Trade Organization (WTO), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade (GATT). This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries, which are generally exporters of textile and apparel products, that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel.
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
Environmental regulations may impact our future operating results.
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
We depend upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace.
     The loss or interruption of the services of our Chief Executive Officer, Executive Vice President, Chief Financial Officer and Vice President Apparel Division, could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with these individuals, it cannot be assured that the services of such individuals will continue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     Not applicable
Available Information
     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on its website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings are also available through the SEC’s website, www.sec.gov.

ITEM 2.	PROPERTIES
     The Company’s corporate headquarters are located in Midlothian, Texas. It operates manufacturing and distribution throughout the United States and in Mexico and Canada. See the table below for additional information on our locations.

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment — Forms Solutions Group
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Chatham, Virginia	Manufacturing	127,956	—
Paso Robles, California	Manufacturing	94,120	—
Knoxville, Tennessee	Manufacturing	48,057	—
Portland, Oregon	Manufacturing	—	47,000
Fort Scott, Kansas	Manufacturing	86,660	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Milwaukee, Wisconsin	Sales Office	—	300
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—

Print Segment — Forms Solutions Group — continued
Bellville, Texas	Manufacturing	70,196	—
San Antonio, Texas	Manufacturing	47,426	—
Columbus, Kansas	Manufacturing	201,000	—
Dayton, Ohio	Administrative Offices	—	5,526
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Medfield, Massachusetts	Vacant - held for sale	55,116	—
Princeton, Illinois	Manufacturing	—	74,340
Arlington, Texas	Manufacturing and Warehouse	88,235	33,120
Mechanicsburg, Pennsylvania	Warehouse	—	7,500
Sacramento, California	Administrative Offices	—	414
Tullahoma, Tennessee	Manufacturing	24,950	—

		1,467,694	168,200

Print Segment — Promotional Solutions Group
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Manufacturing	—	63,750
Denver, Colorado	Three Manufacturing Facilities	—	126,505
Dallas, Texas	Manufacturing	82,400	—

		258,009	190,255

Print Segment — Financial Solutions Group
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	42,500
Arden Hills, Minnesota	Warehouse	—	31,684
Lakewood, New York	Administrative Offices	—	650
Nevada, Iowa	Manufacturing	232,000	—
Bridgewater, Virginia	Manufacturing	—	27,000

		326,800	101,834

		Approximate Square Footage
Location	General Use	Owned	Leased
Apparel Segment — Apparel Solutions Group
Anaheim, California	Manufacturing *	—	650,315
Chicago, Illinois	Distribution Center	—	120,000
Atlanta, Georgia	Distribution Center	—	31,958
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	41,948
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Ensenada, Mexico	Manufacturing	92,657	—
Hermosillo, Mexico	Administrative Offices	—	215
Hermosillo, Mexico	Manufacturing	—	76,145
Hermosillo, Mexico	Manufacturing	—	18,298
Hermosillo, Mexico	Yard Space	—	4,036
Hermosillo, Mexico	Manufacturing	—	31,820
Ensenada, Mexico	Warehouse	—	2,583
Ensenada, Mexico	Manufacturing	—	53,820

		92,657	1,142,856

Administrative Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,182,460	1,603,145

*	Apparel Solutions Group — 150,000 square feet of the manufacturing facilities in Anaheim, California is subleased.
     All of the Forms Solutions Group properties are used for the production, warehousing and shipping of business forms and other business products. The Promotional Solutions Group properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Anaheim, California); and printed and electronic promotional media (Denver, Colorado and Dallas, Texas). All of the Financial Solutions Group properties are used for the production of warehousing and shipping of financial forms. The Apparel Solutions Group properties are used for the manufacturing or distribution of T-shirts and other activewear apparel.
     The plants are being operated at normal productive capacity. Productive capacity fluctuates with market demands and depends upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given, time these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.
     All of the foregoing facilities are considered to be in good condition. The Company does not anticipate that substantial expansion, refurbishing or re-equipping will be required in the near future.
     All of the rented property is held under leases with original terms of two or more years, expiring at various times from March 2005 through December 2013. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

ITEM 3.	LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
     Our common stock, par value $2.50 is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth for the periods indicated: the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company.

			Common
			Stock Trading
			Volume	Dividends
			(number	per share of
	Common Stock Price Range		of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2006
First Quarter	$17.70	$14.11	5,472	$0.155
Second Quarter	19.27	15.83	6,248	0.155
Third Quarter	18.17	16.13	5,857	0.155
Fourth Quarter	20.33	17.34	5,575	0.155

Fiscal Year Ended February 28, 2005
First Quarter	$17.11	$14.70	1,595	$0.155
Second Quarter	19.95	15.26	3,355	0.155
Third Quarter	22.23	18.31	3,431	0.155
Fourth Quarter	20.15	16.80	6,045	0.155
     The last reported sale price of our common stock on NYSE on May 1, 2006 was $19.16. As of that date, there were approximately 1,313 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time-to-time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate. The Company does not have an approved stock repurchase program.
     See Item 12 — Security Ownership of Beneficial Owners and Management and Related Shareholder Matters section of this Report for information relating to our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table sets forth selected financial data regarding our results of operations and financial position as of and for each of the years in the five-year period ended February 28, 2006, and were derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2006 and 2005, and for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, and the reports of Grant Thornton LLP and Ernst & Young LLP thereon, are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$559,397	$365,353	$259,360	$240,757	$236,923
Gross profit	142,090	90,757	68,548	63,272	64,988
SG&A expenses	70,060	51,159	38,521	37,559	39,000
Net earnings	40,537	22,959	17,951	15,247	14,966

Earnings and dividends per share:
Basic	$1.59	$1.21	$1.10	$.94	$.92
Diluted	1.58	1.19	1.08	.93	.92
Dividends	.62	.62	.62	.62	.62

Weighted average shares outstanding:
Basic	25,453	18,936	16,358	16,285	16,272
Diluted	25,728	19,260	16,602	16,478	16,319

Financial Position:
Working capital	$94,494	$70,247	$38,205	$39,718	$38,680
Current assets	158,455	151,630	63,605	65,012	62,646
Total assets	494,401	497,246	154,043	152,537	139,034
Current liabilities	63,961	81,383	25,400	25,294	23,966
Long-term debt	102,916	112,342	7,800	18,135	9,170
Total liabilities	197,066	225,515	43,461	55,634	42,999
Equity	297,335	271,731	110,582	96,903	96,035

Current ratio	2.48 to 1.0	1.86 to 1.0	2.50 to 1.0	2.57 to 1.0	2.61 to 1.0
Long-term debt to equity	.35 to 1.0	.41 to 1.0	.07 to 1.0	.19 to 1.0	.10 to 1.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements
Certain statements in this report, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Ennis. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability could result in an impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.
In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Liquidity and Capital Resources

	February 28,	February 28,
(Dollars in thousands)	2006	2005	Change
Working Capital	$94,494	$70,247	34.5%
Cash and cash equivalents	$13,860	$10,694	29.6%
     Working Capital. The increase in our working capital during the twelve months ended February 28, 2006 was primarily due to increased cash flows from operations which were a result of our higher sales volumes. The increased sales volume related principally to the acquisitions completed during the fourth quarter of fiscal year 2005. The aforementioned increase was partially offset by cash used for capital expenditures, to reduce outstanding debt and to pay dividends. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 1.9-to-1.0 at February 28, 2005 to 2.5-to-1.0 at February 28, 2006.
     Cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Twelve months ended February 28,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities	$47,427	$20,042	136.6%
Cash used for investing activities	$(9,942)	$(121,091)	-91.9%
Cash (used for) provided by financing activities	$(34,895)	$96,672	-136.1%
     Cash flows from operating activities. Cash flows from our operating activities increased in fiscal year ended February 28, 2006 primarily due to our higher net income, which resulted from our higher sales volume during the fiscal year. The cash flow generated by our higher net income was supplemented by improved cash collections on our receivables, which was partially offset by increases in our inventories and reductions in our payables and accrued liabilities.
     The increase in our inventories during the third and fourth quarters is a result of our plan to build our Apparel Solutions Group inventories during this period. Traditionally, the apparel business’ busiest quarters are our first and second quarters and their slowest are our third and fourth quarters. Consequently, to meet the anticipated demand during the first and second quarters, our Apparel Solutions Group is required to build inventories during the third and fourth quarters.
     Cash flows from investing activities. Cash used for investing activities decreased primarily due to a reduction in our acquisition activity during this period compared to the same period last year.
     Cash flows from financing activities. The changes in cash flows from financing activities primarily relate to payment of dividends, as well as borrowings and payments under our debt obligations. Net cash used for financing activities during the current period related primarily to payments on debt obligations and quarterly cash dividends.
     Credit Facility — On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Amended Credit Facility”). The Amended Credit Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the rate of London Interbank Offered Rate (“LIBOR”) plus .50% to 1.50% (a reduction of 75 basis points from the original facility), depending on our total funded debt to EBITDA ratio, as defined. The Amended Credit Facility is secured by substantially all of our personal and investment property. While the Amended Credit Facility still maintains certain financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions and additional debt, and other customary covenants, these covenants/restrictions have been eased significantly from our original credit facility.
     As of February 28, 2006, the Company was operating under the original credit facility dated November 2004, which matured in November 2009 (the “Original Facility”). The Original Facility was a $150 million combined revolver and term facility ($100 million — revolver and $50 million - term). As of February 28, 2006, we had $62.5 million of borrowings under the revolver and $13.2 million outstanding under letter of credit arrangements, leaving us availability of approximately $24.3 million. The term facility required quarterly payments of $2.5 million, and $40 million was outstanding as of February 28, 2006. The Original Facility was secured by substantially all of our personal and investment property and bore interest at a floating rate of LIBOR plus a spread dependent upon the Company’s total funded debt level to cash flows as defined. The rate in effect at February 28, 2006 was 5.82%. The Original Facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
     During the fiscal year ended February 28, 2006, the Company had drawn $9 million from and repaid $10 million on the revolving credit facility, repaid $10 million on the term debt and approximately $9 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for our foreseeable future.
     As previously reported, Alstyle continues to sell substantially all of its accounts receivable to factors based upon agreements with various financial institutions. We plan to continue with plans to fund these receivables through the existing bank line or from working capital generated by Alstyle over the next twelve to eighteen months.

     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made pension contributions of approximately $2.0 million and $2.9 million for fiscal years ended 2006 and 2005, respectively.
     Inventories — We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices but do not require minimum volume) with paper and yarn suppliers continue to be in effect.
     Capital Expenditures — In March 2005, we acquired ownership of certain assets, which had been held by Alstyle under operating leases. Including these assets, our capital expenditures for the year were approximately $9 million. We would expect our capital expenditures during the next fiscal year to be more in-line with our historical levels of between $5.0 million to $7.0 million and would expect to fund these expenditures through existing cash flows. We would expect to be able to generate sufficient cash flows from our operating activities to more than cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements — The following table aggregates our expected contractual obligations and commitments subsequent to fiscal year ended 2006. We had no off-balance sheet arrangements in place as of February 28, 2006.

	Payments due by fiscal period (in thousands)
					2011 and
	2007	2008	2009	2010	thereafter
Revolving credit facility	—	—	—	—	$102,500
Other debt	$11,026	$274	—	—	—
Capital lease obligations	594	118	$24	—	—
Operating lease obligations	7,366	6,323	4,810	$1,680	1,388
Letters of credit (1)	3,181	—	—	—	—

Totals	$22,167	$6,715	$4,834	$1,680	$103,888

(1)	Excludes approximately $10.0 million in stand-by letters of credit issued to secure an outstanding debt obligation in the same amount, as this amount has been included in other debt in the above schedule.
Results of Operations — Consolidated
     Net Sales. Our net sales increased by approximately $194.0 million, or 53.1%, from $365.4 million for fiscal year 2005 to $559.4 million for fiscal 2006. Our increase in sales related primarily to the additional sales associated with our Apparel Segment acquisition of Alstyle Apparel completed last year, as this acquisition provided $181.9 million of the current year increase, or 94%. The remaining increase related principally to our Print Segment’s acquisitions of Royal and Crabar/GBF, which accounted for an additional $8.0 million and $4.0 million of our current year’s increase in sales, respectively.
     Our net sales for fiscal year 2005 increased $106.0 million, or 40.9% from approximately $259.4 million for fiscal year 2004 to $365.4 million for fiscal 2005. Our increase in sales, during the period, related primarily to the impact of the acquisitions completed during the year. Crabar/GBF, which was acquired on June 30, 2004, accounted for approximately $41.2 million of this increase. Royal and Alstyle Apparel, which were acquired in November 2004, accounted for approximately $4.0 million and $56.0 million of the fiscal year 2005 increase, respectively.

     Cost of Goods Sold. Our cost of goods sold for fiscal year 2006 was $417.3 million compared to $274.6 million for the fiscal 2005. As a percentage of sales, our cost of goods sold was 74.6% and 75.2% for fiscal years 2006 and 2005, respectively. The increase in our cost of goods sold, on a dollar-basis, related primarily to our increased sales volume. The decrease in our cost of goods sold, on a percentage of sales basis, related primarily to a reduction in our cost of sales associated with our Apparel Segment, which is the direct result of various cost saving programs implemented by the Company during the current year. As a result, our gross profit margin as a percentage-of-sales increased from 24.8% for fiscal 2005 to 25.4% for fiscal 2006.
     Our cost of goods sold for fiscal year 2004 was approximately $190.8 million, or 73.6% of sales, compared to $274.6 million, or 75.2% of sales for fiscal year 2005. The increase in our cost of sales, on a dollar-basis and a percentage of sales basis, related to the acquisitions completed during fiscal year 2005. Our acquisitions, principally Alstyle and Crabar/GBF, had margins initially that were quite a bit lower than our historical print plant margins. Excluding the acquisitions, our cost of goods sold as a percentage sales remained relatively unchanged. As a result, our gross profit margins decreased from 26.4 % in fiscal year 2004 to 24.8% in fiscal year 2005.
     Selling, general & administrative expenses. For fiscal year 2006, our selling, general and administrative expenses increased approximately $18.9 million, or 36.9% from $51.2 million for fiscal year 2005 to $70.1 for fiscal 2006. While up on a dollar-basis, due to our acquisitions in fiscal year 2005, these expenses on a percentage of sales basis decreased from 14.0% in fiscal year 2005 to 12.5% in fiscal year 2006. This decrease results primarily from our continued emphasis on reducing redundant expenses associated with our acquisitions and general economies of scale associated with our increased revenues.
     Our selling, general and administrative expenses increased approximately $12.7 million, or 33.0% from $38.5 million in fiscal year 2004 to $51.2 million in fiscal year 2005. While up on a dollar-basis, due to the acquisitions completed during the year, the increased costs of compliance with SEC and NYSE mandates and the additional costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (approximately $1.5 million), on a percentage of sales basis these expenses decreased from 14.8% in fiscal year 2004 to 14.0% in fiscal year 2005.
     Earnings from operations. As a result of the above factors, our earnings from operations increased by approximately $32.4 million, or 81.8%, from operational earnings of $39.6 million in fiscal 2005 to operational earnings of $72.0 million in fiscal 2006. As a percentage of sales, our operational earnings increased from 10.8% in fiscal 2005 to 12.9% in fiscal 2006.
     Our operational earnings for fiscal year 2005 increased by approximately $9.6 million, or 32.0% from earnings of $30.0 million in fiscal year 2004 to $39.6 million in fiscal 2005. As a percentage of sales, our operational earnings decreased from 11.6% in fiscal 2004 to 10.8% in fiscal 2005, which related principally to our decreased operational margins during fiscal year 2005 due to our acquisitions.
     Other income and expense. For fiscal year 2005 and 2006, our other income and expense changed approximately $6.0 million, from $2.1 million to $8.1 million, respectively. The increase during the year related primarily to increased interest expense which increased from $2.8 million in fiscal year 2005 to approximately $8.3 million in fiscal year 2006. The increased interest expense during fiscal 2006 related primarily to the increased level of outstanding debt during the current year which is directly related to our acquisition of Crabar/GBF and Alstyle Apparel in June 2004 and November 2004, respectively.
     Other income and expense increased by approximately $1.0 million, from $1.1 million in fiscal 2004 to $2.1 million in fiscal 2005. The increase in other income and expenses during fiscal year 2005 related primarily to an increase in our interest expense during fiscal 2005, which increased by approximately $1.9 million. This was offset by an increase in our other income of approximately $.9 million, which related primarily to gains from the sale of equipment in conjunction with the closing of the Connolly Tool plant. The increase in our interest expense during the year resulted from the increase in our outstanding debt during the period relating to our Crabar/GBF and Alstyle Apparel acquisitions.

     Provision for income taxes. Our effective tax rates for fiscal years 2006 and 2005 were 36.6% and 38.7%, respectively. The decrease in our effective tax rate during the current year over the comparable prior year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.
     Our effective tax rate for fiscal year 2004 was 37.9% versus 38.7% in fiscal year 2005. The increase in our effective tax rate for fiscal year 2005 related primarily to the increased state income taxes burden associated with the fiscal year 2005 acquisitions of Crabar/GBF and Alstyle Apparel.
     Net earnings. As a result of the above factors, our net earnings increased by approximately $17.5 million, or 76.1%, from earnings of $23.0 million, or 6.3% of sales in fiscal 2005, to $40.5 million, or 7.2% of sales in fiscal year 2006. Basic earnings per share increased from earnings of $1.21 per share to $1.59 per share in fiscal years 2005 and 2006, respectively. Diluted earnings per share increased from earnings of $1.19 per share to $1.58 per share in fiscal years 2005 and 2006, respectively.
     Our net earnings for fiscal year 2005 increased by approximately $5.0 million, or 27.8%, from earnings of $18.0 million, or 6.9% of sales in fiscal year 2004, to $23.0 million, or 6.3% in fiscal year 2005. Basic earnings per share increased from earnings of $1.10 per share to $1.21 per share in fiscal years 2004 and 2005, respectively. Diluted earnings per share increased from earnings of $1.08 per share to $1.19 per share in fiscal years 2004 and 2005, respectively.
Results of Operations — Segments

	Fiscal year ending
Revenue by segment	2006	2005	2004
Print	$321,410	$309,308	$259,360
Apparel	237,987	56,045	—

Total	$559,397	$365,353	$259,360

     Print Segment . Our net sales for the Print Segment were approximately $321.4 million for fiscal year 2006 compared to approximately $309.3 million for fiscal year 2005, or an increase of $12.1 million, or 3.9%. Net sales for fiscal year 2005 increased approximately $49.9 million or 19.2% over fiscal year 2004 Print Segment sales of approximately $259.4 million. The increase in our fiscal year 2005 and 2006 Print Solutions Group sales related principally to our acquisition of Crabar/GBF and Royal in June 2004 and November 2004, respectively, which accounted for $40.4 million and $11.9 million of this Segment’s fiscal year 2005 and 2006 sales’ increases, respectively. In addition, fiscal year 2005 sales were impacted by the addition of several large accounts added during the year in our Promotional Solutions Group. The sales in the Print Solutions Group during fiscal year 2006 were negatively impacted by the closing of our Edison and Medfield plants by approximately $3.6 million. While the closing of these plants negatively impacted our sales during the current period, it has a positive impact of our operational results for the period.
     Apparel Segment. Our fiscal 2006 net sales were approximately $238.0 million compared to approximately $56.0 million for fiscal 2005. The Apparel Segment resulted from the acquisition of Alstyle Apparel on November 19, 2004, and as such, the Apparel Segment was not included in our fiscal year 2004 results and was included for approximately a quarter in our fiscal year 2005 results. The increase in sales during the current year over fiscal 2005 of approximately $182.0 million represents approximately 94% of our consolidated sales increase for fiscal 2006. Annualizing this Segment’s fiscal year 2005 revenues would arrive at a comparable full-year sales figure of approximately $202.5 million, which would correlate in a full year-over-year sales increase of approximately $35.5 million, or 17.5%. However, it should be noted that, historically, our first and second quarters have been the Segment’s highest revenue quarters, and conversely, our third and fourth quarters have been this group’s lowest quarters. As prior year comparable information is not meaningful, given that Alstyle was acquired by us on November 19, 2004, readers are encouraged to review the financial information provided in the Form S-4/A filed October 4, 2004 to evaluate this Segment’s performance.

	Fiscal year ending
Gross profit by segment	2006	2005	2004
Print	$79,859	$78,521	$68,548
Apparel	62,231	12,236	—

Total	$142,090	$90,757	$68,548

     Print Segment . Our Print Segment’s gross profit increased approximately $1.3 million, or 1.7% and approximately $10.0 million, or 14.5%, for fiscal years 2006 and 2005, respectively. As a percentage of sales, our gross profit was 24.8%, 25.4% and 26.4% for fiscal years 2006, 2005 and 2004, respectively. Our gross profit during the current year was impacted by the decrease in the earnings at our Adams McClure facility, which related primarily to operational performance issues encountered by them in executing a large contract. Without these operational issues, management estimates that this Segment’s gross profit would have been approximately 25.9%. As previously reported, management has evaluated the cause of the operational problems encountered and has implemented changes in both personnel and processes. Our gross profit during fiscal year 2005 was impacted by the acquisitions of the Crabar/GBF and Royal plants, whose operational performance at the time of acquisition was significantly below the average operational performance levels at our existing plants. As a result, two of the Crabar/GBF plants (Edison and Medfield) were closed during fiscal year 2006. Due to cost savings associated with various programs implemented by us during fiscal year 2006, Royal’s gross profit increased from increased from 18.6% for fiscal year 2005 to 24.2% for fiscal year 2006.
     Apparel Segment. Our Apparel Segment’s gross profit margin increased approximately $50.0 million, from $12.2 million for fiscal 2005 to $62.2 million for fiscal 2006. As previously discussed, this Segment’s prior year results were only for a portion of the year (since November 19, 2004) and therefore readers are encouraged to review the financial information provided in the Form S-4/A filed October 4, 2004 to evaluate this segment’s performance. As a percent of sales, this Segment’s gross profit increased significantly from 21.8% for fiscal year 2005 to 26.1% for fiscal year 2006. The Segment’s performance, on a year-to-date basis have been favorably impacted by the following: 1) favorable product mix, 2) reduced material costs, and 3) improved manufacturing processes which have resulted in manufacturing efficiencies.

	Fiscal year ending
Profit by segment	2006	2005	2004
Print	$43,351	$44,275	$36,139
Apparel	30,085	3,575	—

Total	73,436	47,850	36,139
Less corporate expenses	9,465	10,385	7,249

Earnings before income taxes	$63,971	$37,465	$28,890

     Print Segment. Our Print Segment’s segment profit for fiscal year 2006 decreased by approximately $.9 million, or 2.0%, from $44.3 million for fiscal year 2005 to $43.4 million for fiscal year 2006. Primarily as a result of increases in our Print Segment’s sales during fiscal year 2005 and reduction in operational expenses, this Segment’s profit increased by approximately $8.2 million, or 22.7%, as compared to fiscal year 2004. As a percent of sales, this Segment’s profits were 13.5%, 14.3% and 13.9% for fiscal years 2006, 2005 and 2004, respectively. This Segment’s profit during fiscal year 2006, as discussed previously, was impacted by operational performance issues encountered by our Adams McClure plant in executing a large contract. Without these operational issues, management estimates that this Group’s segment profit would have been approximately 14.6%. As previously reported, management has evaluated the cause of the operational problems encountered and has implemented changes in both personnel and processes to prevent its recurrence.

     Apparel Segment . Our Apparel Segment’s profit increased approximately $26.5 million, from $3.6 million for fiscal 2005 to $30.1 million for fiscal 2006. As previously discussed, this Segment’s prior year results were only for a portion of the year (since November 19, 2004) and therefore readers are encouraged to review the financial information provided in the Form S-4/A filed October 4, 2004 to evaluate this Segment’s performance. As a percent of sales, this Segment’s profit increased significantly from 6.4% for fiscal year 2005 to 12.6% for fiscal year 2006. The majority of this improvement, approximately 67%, came through improvements in this Segment’s manufacturing performance, as previously discussed; the remainder came through operational expense improvements.
Critical Accounting Policies
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory valuations, property, plant and equipment, intangible assets and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their affect on the Company’s more significant estimates and judgments used in preparation of its consolidated financial statements.
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
     We exercise judgment in evaluating our long-lived assets for impairment. The Company assesses the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its property, plant and equipment, goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $16.4 million, $13.9 million and $15.3 million of revenue was recognized under these agreements during fiscal years ended 2006, 2005 and 2004, respectively.

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
New Accounting Standards
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
     On April 14, 2005, the SEC announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on March 1, 2006.

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
     As permitted by Statement 123(R), we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 1 of Notes to Condensed Consolidated Financial Statements for the effect on reported net earnings and earnings per share if we had accounted for our stock option plans using the fair value recognition provisions of Statement 123 and the expected impact on our future operations when we adopt Statement 123(R).
     Inventory Costs: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151) SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt the provisions of SFAS 151 in our first quarter of fiscal 2007, and the impact of such adoption is not expected to have a material impact on our financial position or on our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     The Company is exposed to market risk from changes in interest rates on debt. A discussion of the Company’s accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
     The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company’s variable rate financial instruments, including the outstanding credit facilities, totaled $102.5 million at fiscal year ended 2006. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of fiscal year ended 2006 would be approximately $1,000,000.
     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No matter requires disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of February 28, 2006, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of February 28, 2006, our internal control over financial reporting was effective.
     Our management’s assessment of the effectiveness of our internal control over our financial reporting as of February 28, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Ennis, Inc. and subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ennis, Inc. (a Texas Corporation) and subsidiaries maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Ennis, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Ennis, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 28, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income and cash flows for the years then ended February 28, 2006, and our report dated May 12, 2006 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
May 12, 2006

ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a list of names and ages of all of the executive officers of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupation or employment during the past five years. All such persons have been elected to serve until the next annual election of officers (which shall occur on June 29, 2006) and their successors are elected, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the Registrant.
     Keith S. Walters, Chairman of the Board, CEO and President, age 57, was elected Chief Executive Officer in November 1997, Chairman in June 1998 and President in July 1998. Mr. Walters was employed by the Company in August 1997 and was elected to the office of Vice President Commercial Printing Operations at that time. Prior to joining the Company, Mr. Walters was with Atlas/Soundolier, a division of American Trading and Production Company, a manufacturer of electronic sound and warning systems, from 1989 to 1997, in various capacities, most recently as Vice President of Manufacturing. Prior to that time, Mr. Walters was with the Automotive Division of United Technologies Corporation for 15 years, primarily in manufacturing and operations.
     Michael D. Magill, Executive Vice President and Treasurer, age 58, was elected Executive Vice President in February 2005. Mr. Magill was elected Vice President and Treasurer in October 2003. Prior to joining the Company, Mr. Magill was President and Chief Executive Officer of Safeguard Business Systems, Inc. for 6 years. Prior to that time, Mr. Magill was Executive Vice President and CFO of KBK Capital Corporation. Mr. Magill joined KBK Capital Corporation after 10 years with MCorp, where he held various positions beginning as head of corporate finance and ending as CFO during MCorp’s bankruptcy.
     Richard Travis, Jr., Vice President Finance, Chief Financial Officer and Secretary, age 50, was elected Vice President and Chief Financial Officer in November 2005. Previously, Mr. Travis was employed as the Chief Financial Officer and Senior Vice President of Human Resources with Peerless Mfg. Co. in Dallas, Texas, a publicly traded manufacturer of filtration/separation and environmental systems for the gas, petrochemical, refinery and power markets from February 2002 to November 2005. Prior to his experience at Peerless, Mr. Travis served as the Chief Financial Officer at TrinTel Communications, a provider of services to the wireless industry from January 1999 to December 2001, as President/Chief Operating and Chief Financial Officer at CT Holdings, Inc., a publicly traded software development and incubation company from December 1996 to December 1999, and as Executive Vice President and Chief Financial Officer for 10 years at Texwood Industries, Inc., a multi-state/country manufacturer of kitchen cabinets and doors. His 10 years of public accounting experience included positions as a Senior Audit Manager at Grant Thornton LLP as well as audit experience with Laventhol & Horwath and Ernst & Whinney (Ernst & Young). Mr. Travis is a registered certified public accountant.
     Ronald M. Graham, Vice President Administration, age 58, was elected Vice President Administration in April 2001. Mr. Graham was employed by the Company in January 1998 as Director of Human Relations and was elected Vice President Human Resources in June 1998. Prior to joining the Company, Mr. Graham was with E. V. International, Inc. (formerly Mark IV Industries, Inc.) for 17 years as Corporate Vice President, Administration. Prior to that time, Mr. Graham was with Sheller-Globe for 3 years as Corporate Director of Human Resources.
     Todd Scarborough, President of Alstyle Apparel and Vice President Apparel Division, age 38, was elected as Vice President Apparel Division (an executive officer position) in April 2006. Mr. Scarborough has held the position of President of Alstyle Apparel (“Alstyle”) since January 2005. Previous to his appointment as President of Alstyle, Mr. Scarborough was Alstyle’s Vice President of sales and marketing from November 2003 to January 2005 and its eastern division sales manager from July 2002 to November 2003. Prior to his experience at Alstyle, Mr. Scarborough was an sales associate at Tee Jays Manufacturing, a custom vertical knit manufacturer from February 2002 to July 2002, and the director of manufacturing and sourcing for Lexington Fabrics, Inc., a custom vertical knit manufacturer from August 2000 to January 2002.
     There is no family relationship among or between any executive officers of the Registrant, nor any family relationship between any executive officers and directors.
          Information regarding the Company’s Code of Ethics and its Audit Committee are included below. The remaining information required by Item 10, is incorporated by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders.
Code of Ethics
          The Company has adopted a Code of Conduct for Directors and Employees (the “Code”). The Code is posted on the Company’s Internet website at http//:www.ennis.com (under “Investor Relations”) and applies to the Company’s principal executive officer and senior financial officer, including the principal financial officer, the principal accounting officer and others performing similar functions. If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.
          The Company undertakes to provide any person, without charge, a copy of the Code. Request should be submitted in writing to the attention of Ms. Sharlene Andrews at 2441 Presidential Parkway, Midlothian, Texas 76065.
Information About the Audit Committee
          The Company’s Board of Directors has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Act of 1934, as amended. The current members of the audit committee are: James Gardner, Chairman, Kenneth Pritchett, Harold Hartley and Tom Price. The Board of directors of the Company has determined that all members of the audit committee are financial experts as defined by Item 401(h) of SEC Regulation S-K. Each member of the audit committee has been determined by the Board of Directors to be independent as defined under the rules of the NYSE Stock Market.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders.
The following table provides information about securities authorized for issuance under the Company’s equity compensation plans.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the security holders (1)	711,519	$10.94	398,208
Equity compensation plans not approved by security holders	—	—	—

Total	711,519	$10.94	398,208

(1)	Includes the 1998 Option and Restricted Stock Plan, amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of the report:
(1)	Index list to Consolidated Financial Statements of the Company:
(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements of the Registrant or the notes thereto.

(3)	Exhibits

See the exhibit index, which is included in this Report beginning on page 34.
* Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
(b)	Reports on Form 8-K
On October 7, 2005, the Company filed a Report on Form 8-K to file a press release announcing Richard L. Travis, Jr. as the Company’s new Vice President Finance and Chief Financial Officer.

ENNIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited the accompanying consolidated statements of earnings, shareholders’ equity and cash flows of Ennis, Inc. and subsidiaries (the Company) for the year ended February 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ennis, Inc. and subsidiaries for the year ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Dallas, Texas
April 14, 2004

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Ennis, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Ennis, Inc. and subsidiaries (a Texas corporation) as of February 28, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ennis, Inc. and subsidiaries as of February 28, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ennis, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2006, included in Item 9A of this Annual Report on Form 10-K, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting.
/s/ Grant Thorton LLP
Dallas, Texas
May 12, 2006

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 28,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,860	$10,694
Accounts receivables, net of allowance for doubtful receivables of $3,001 in 2006 and $3,567 in 2005	41,686	46,685
Prepaid expenses	4,425	5,162
Inventories	89,155	79,900
Other current assets	9,329	9,189

Total current assets	158,455	151,630

Property, plant and equipment, at cost
Plant, machinery and equipment	120,456	114,053
Land and buildings	38,038	36,346
Other	20,292	19,521

Total property, plant and equipment	178,786	169,920
Less accumulated depreciation	114,983	100,358

Net property, plant and equipment	63,803	69,562

Goodwill	178,280	178,472
Trademarks, net	61,941	62,090
Purchased customer lists, net	21,632	23,275
Deferred finance charges, net	1,390	2,817
Prepaid pension asset	8,277	8,283
Other assets	623	1,117

Total assets	$494,401	$497,246

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	February 28,
	2006	2005
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$26,589	$33,887
Accrued expenses
Employee compensation and benefits	17,250	16,135
Taxes other than income	1,488	3,154
Federal and state income taxes payable	2,490	1,389
Other	4,524	5,116
Current installments of long-term debt	11,620	21,702

Total current liabilities	63,961	81,383

Long-term debt, less current installments	102,916	112,342
Deferred tax liability and other	30,189	31,790

Total liabilities	197,066	225,515

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2006 and 2005	75,134	75,134
Additional paid in capital	122,922	123,640
Retained earnings	181,423	156,666
Accumulated other comprehensive income:
Foreign currency translation	460	5
Unrealized gain on derivative instruments, net	—	1

Total accumulated other comprehensive income	460	6

Treasury stock:
Cost of 4,574,329 shares in 2006 and 4,635,444 shares in 2005	(82,604)	(83,715)

Total shareholders’ equity	297,335	271,731

Total liabilities and shareholders’ equity	$494,401	$497,246

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2006	2005	2004
Net sales	$559,397	$365,353	$259,360
Cost of goods sold	417,307	274,596	190,812

Gross profit	142,090	90,757	68,548

Selling, general and administrative expenses	70,060	51,159	38,521

Earnings from operations	72,030	39,598	30,027

Other income (expense)
Interest expense	(8,331)	(2,755)	(830)
Other income (expense), net	272	622	(307)

	(8,059)	(2,133)	(1,137)

Earnings before income taxes	63,971	37,465	28,890

Provision for income taxes	23,434	14,506	10,939

Net earnings	$40,537	$22,959	$17,951

Weighted average common shares outstanding
Basic	25,452,582	18,935,533	16,358,107

Diluted	25,728,299	19,259,550	16,601,838

Per share amounts
Net earnings — basic	$1.59	$1.21	$1.10

Net earnings — diluted	$1.58	$1.19	$1.08

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED 2004, 2005, AND 2006
(Dollars in thousands, except share and per share amounts)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2003	21,249,860	$53,125	$461	$137,848	$(5,225)	(4,916,887)	$(89,306)	$96,903
Net earnings	—	—	—	17,951	—	—	—	17,951
Unrealized gain on derivative instruments, net					129			129

Minimum pension liability, net of tax effect					4,982			4,982

Comprehensive income								23,062

Dividends declared ($.62 per share)	—	—	—	(10,146)	—	—	—	(10,146)
Exercise of stock options	—	—	(410)	—	—	60,825	1,105	695
Treasury stock purchases	—	—	—	—	—	(564)	(7)	(7)
Other	—	—	75	—	—	—	—	75

Balance February 29, 2004	21,249,860	53,125	126	145,653	(114)	(4,856,626)	(88,208)	110,582
Net earnings	—	—	—	22,959	—	—	—	22,959
Foreign currency translation					5			5
Unrealized gain on derivative instruments, net					115			115

Comprehensive income								23,079

Dividends declared ($.62 per share)	—	—	—	(11,574)	—	—	—	(11,574)
Shares issued in acquisitions	8,803,583	22,009	123,514	—	—	177,458	3,700	149,223

Exercise of stock options	—	—	—	(372)	—	43,850	795	423
Treasury stock purchases	—	—	—	—	—	(126)	(2)	(2)

Balance February 28, 2005	30,053,443	75,134	123,640	156,666	6	(4,635,444)	(83,715)	271,731
Net earnings	—	—	—	40,537	—	—	—	40,537
Foreign currency translation					455			455
Unrealized loss on derivative instruments, net					(1)			(1)

Comprehensive income								40,991

Dividends declared ($.62 per share)	—	—	—	(15,780)	—	—	—	(15,780)
Exercise of stock options	—	—	(718)	—	—	79,369	1,434	716
Treasury stock purchases	—	—	—	—	—	(18,254)	(323)	(323)

Balance February 28, 2006	30,053,443	$75,134	$122,922	$181,423	$460	(4,574,329)	$(82,604)	$297,335

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$40,537	$22,959	$17,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,474	10,367	9,216
Amortization of deferred finance charges	495	242	—
Amortization of trademarks and customer lists	2,337	709	132
Gain on the sale of equipment	(188)	(316)	(65)
Bad debt expense	317	893	890
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts receivable	4,633	(2,922)	1,387
Prepaid expenses	761	(1,315)	(314)
Inventories	(9,332)	(3,958)	(617)
Other current assets	334	(2,084)	1,189
Accounts payable and accrued expenses	(7,227)	(6,640)	1,017
Prepaid pension assets	6	(735)	(4,696)
Other assets	(720)	2,842	159

Net cash provided by operating activities	47,427	20,042	26,249

Cash flows from investing activities:
Capital expenditures	(9,040)	(6,143)	(4,543)
Purchase of operating assets, net of cash acquired	(1,196)	(115,429)	—
Proceeds from disposal of property	294	481	176
Other	—	—	(179)

Net cash used in investing activities	(9,942)	(121,091)	(4,546)

Cash flows from financing activities:
Debt issued	9,000	114,200	—
Repayment of debt	(28,508)	(6,375)	(11,038)
Dividends	(15,780)	(11,574)	(10,146)
Purchase of treasury stock	—	(2)	(7)
Proceeds from exercise of stock options	393	423	695

Net cash provided by (used in) financing activities	(34,895)	96,672	(20,496)
Effect of exchange rate changes on cash and cash equivalents	576	4	—

Net change in cash and cash equivalents	3,166	(4,373)	1,207
Cash and cash equivalents at beginning of year	10,694	15,067	13,860

Cash and cash equivalents at end of year	$13,860	$10,694	$15,067

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters
Nature of Operations. Ennis, Inc. and its wholly owned subsidiaries (the Company) are principally engaged in the production of and sale of business forms, other business products and apparel to customers primarily located in the United States.
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2006, February 28, 2005 and February 29, 2004 (fiscal years ended 2006, 2005, and 2004, respectively).
Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. At February 28, 2006, the Company had $442,000 in Mexico and $310,000 in Canadian bank accounts.
Accounts Receivable. Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date. The Company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks and economic conditions. Estimated losses are recorded to an allowance account.
The Company initiates a series of actions that occur based upon the aging of past due trade receivables, including letters, statements and direct customer contact. Accounts are deemed uncollectible based on past account experience and current account financial condition. When it is determined an account will not be collected, it is written off to the allowance.
Select trade accounts receivable are sold by the Company to various factors on both non-recourse and recourse basis. These transactions are accounted for as a sale of financial assets. Advances may be paid at the Company’s request on receivables not yet collected by the factors.
Inventories. With the exception of approximately one third of its raw material content of its business forms inventories valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventory at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2006 and 2005, approximately 6.65% and 10% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at the lower of FIFO cost or market. The Company provides reserves for excess and obsolete inventory based upon analysis of quantities on hand, recent sales volumes and reference to market prices.
Property, Plant and Equipment. Depreciation of property, plant and equipment is provided by the straight-line method at rates presently considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for plant machinery and equipment and 10 to 40 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases, which are in substance acquisitions of property. At February 28, 2006, the Company had property, plant & equipment of approximately $2.4 million classified as held for sale, which is reported in other current assets on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land held for sale, which is expected to be sold during fiscal year 2007.
Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the related business unit to its carrying value.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) Significant Accounting Policies and General Matters — continued
Long-Lived Assets. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is based upon future discounted net cash flows.
Approximately $3,720,000 and $4,527,000 of the Company’s property, plant and equipment is located in Mexico at fiscal year end 2006 and 2005, respectively. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Plant and equipment are stated at cost less accumulated depreciation. Costs of normal maintenance and repairs are charged to expense when incurred. Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts.
Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair value because of the short maturity of these instruments. Long-term debt as of fiscal years ended 2006 and 2005 approximates its fair value as the interest rate is tied to market rates. The related interest rate swaps were recorded at fair value at fiscal year ended 2005. See also Note 5.
Deferred Finance Charges. The Company accounts for deferred finance charges in connection with its revolving and term credit facility. The costs associated with the debt are amortized using the straight-line method over the term of the facility. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.
Derivative Financial Instruments. Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. The Company’s interest rate swap is held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount of the loans. The swap has been designated as a cash flow hedge and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses. There were no derivatives, swaps or deferred gains or losses at the end of fiscal year 2006.
Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $16,395,000, $13,945,000, and $15,355,000 of revenue was recognized under these arrangements during fiscal years 2006, 2005, and 2004 respectively.
Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1,559,000, $1,628,000 and $1,434,000, during the fiscal years ended 2006, 2005 and 2004, respectively. Included in advertising expense is amortization related to direct response advertising of $622,000, $454,000 and $537,000 for the fiscal years ended 2006, 2005 and 2004, respectively. Unamortized direct response advertising costs included in other current assets at fiscal years ended 2006 and 2005 were $379,000 and $208,000, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) Significant Accounting Policies and General Matters — continued
Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Earnings Per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. At fiscal years ended 2006 and 2004, 61,619 and 10,500 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the year. No shares were anti-dilutive at fiscal year end 2005.
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) consists of the changes in the fair value of the Company’s cash flow hedge, foreign currency translation and pension. Amounts charged directly to shareholders’ equity related to the Company’s interest rate swap and pension plan are included in “other comprehensive income.” Adjustments resulting from the translation of the financial statements of our Mexican and Canadian operations are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income (loss).
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of the foreign subsidiary are reflected in shareholders’ equity as accumulated other comprehensive income or loss.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Shipping and Handling Costs. Amounts billed to customers for shipping and handling costs are included in net sales and related costs are included in cost of goods sold.
Stock Based Compensation. The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). Under APB No. 25, compensation expense for fixed awards is based upon the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the exercise price and is amortized over the vesting period. All stock-based awards to non-employees, if any, are accounted for at their fair value. The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) Significant Accounting Policies and General Matters — continued
Stock Based Compensation — continued. The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal years ended (in thousands, except per share amounts):

	2006	2005	2004
Net earnings, as reported	$40,537	$22,959	$17,951
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(134)	(47)	(26)

Pro forma net earnings	$40,403	$22,912	$17,925

Earnings per share:
As reported — basic	$1.59	$1.21	$1.10
Pro forma — basic	$1.59	$1.21	$1.10
As reported — diluted	$1.58	$1.19	$1.08
Pro forma — diluted	$1.57	$1.19	$1.08
For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense over the vesting period.
Accounting Pronouncements Not Adopted
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
     On April 14, 2005, the SEC announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard on March 1, 2006.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     As permitted by Statement 123(R), the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or its total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates.
     Inventory Costs: In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151) SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS 151 in our first quarter of fiscal 2007, and the impact of such adoption is not expected to have a material impact on its financial position or on its results of operations or cash flows.
Concentrations of Risk.
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and trade receivables. Cash and cash equivalents and short-term investments are placed with high-credit quality financial institutions. The Company’s credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses associated with accounts receivable.
The Company, for quality and pricing reasons, purchases its paper, cotton and yarn products from a limited number of suppliers. To maintain its high standard of color control associated with its apparel products, the Company purchases its dyeing chemicals from a single source. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(2) Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sells a majority of its trade accounts receivable of the Apparel Segment to the factors on a non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.
The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed in interest charges through the collection date or maturity at the Chase Prime Rate. The Company’s obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 90% (ninety percent) of eligible accounts receivable.
The following table represents amounts due from factors included in accounts receivable for the fiscal years ended 2006 and 2005 (in thousands):

	2006	2005
Outstanding factored receivables
Without recourse	$19,762	$26,756
With recourse	1,099	1,213
Advances	(17,772)	(24,675)

Due from factors	$3,089	$3,294

(3) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balance, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful accounts for the fiscal years ended (in thousands):

	2006	2005	2004
Balance at beginning of period	$3,567	$1,771	$1,294
Bad debt expense	317	$893	$890
Other (1)	3	1,505	—
Recoveries	67	115	47
Accounts written off, net	(953)	(717)	(460)

Balance at end of period	$3,001	$3,567	$1,771

(1)	Principally the allowance established in connection with certain acquisitions.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(4) Inventories
The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2006	2005
Raw material	$12,694	$26,717
Work-in-process	16,886	17,669
Finished goods	59,575	35,514

	$89,155	$79,900

The excess of current costs at FIFO over LIFO stated values was approximately $4,269,000 and $4,166,000 at fiscal years ended 2006 and 2005, respectively.
There were no significant liquidations of LIFO inventories during the fiscal years ended 2006 and 2005.
(5) Long-Term Debt
Long-term debt consisted of the following at fiscal years ended (in thousands):

	2006	2005
Revolving credit facility	$62,500	$63,500
Term credit facility	40,000	50,000
Capital lease obligations	736	1,664
Notes payable to finance companies	1,300	8,344
Other	10,000	10,536

	114,536	134,044
Less current installments	11,620	21,702

Long-term debt	$102,916	$112,342

As of February 28, 2006, the Company was operating under the original credit facility dated November 2004, which matured in November 2009 (the “Original Facility”). The Original Facility was a $150 million combined revolver and term facility ($100 million — revolver and $50 million - term). As of February 28, 2006, we had $62.5 million of borrowings under the revolver and $13.2 million outstanding under letter of credit arrangements, leaving us availability of approximately $24.3 million. The term facility required quarterly payments of $2.5 million, and $40 million was outstanding as of February 28, 2006. The Original Facility was secured by substantially all of our personal and investment property and bore interest at a floating rate of LIBOR plus a spread dependent upon the Company’s total funded debt level to cash flows as defined. The rate in effect at February 28, 2006 was 5.82%. The Original Facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(5) Long-Term Debt — continued
On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Amended Credit Facility”). The Amended Credit Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the rate of London Interbank Offered Rate (“LIBOR”) plus .50% to 1.50% (a reduction of 75 basis points from the original facility), depending on our total funded debt to EBITDA ratio, as defined. The Amended Credit Facility is secured by substantially all of our personal and investment property. While the Amended Credit Facility still maintains certain financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions and additional debt, and other customary covenants, these covenants/restrictions have been eased significantly from our original credit facility.
The Company acquired certain equipment under capital leases with its acquisition of Alstyle (see Note 11). The assets under capital leases have a total gross book value of $1,196,000 and $6,037,000 and the related accumulated amortization of $477,000 and $525,000 for fiscal years ended 2006 and 2005, respectively, and are included in property and equipment. Amortization of assets under capital leases is included in depreciation expense.
Notes payable to finance companies, with interest due monthly at 6.86% to 9.46% and principal paid in equal monthly installments. The notes mature at dates ranging from September 2006 through November 2007 and are collateralized by certain equipment.
Notes payable classified as “Other” were obligations of Alstyle. These are loans to individuals (former shareholders of Alstyle) with annual payments bearing interest at rates of 4.0% maturing November 2007. Payments on these notes are subject to set-off arbitration procedures relating to subsequently discovered pre-acquisition liabilities that were either undisclosed at the time of closing or inappropriately accrued for in the books and records, and other terms and provisions.
The Company’s long-term debt maturities for the five years following February 28, 2006 are as follows (in thousands):

		Capital
	Debt	Leases	Total
2007	$11,026	$637	$11,663
2008	274	123	397
2009	—	24	24
2010	—	—	—
2011	102,500	—	102,500

	113,800	784	114,584

Less amount representing interest	—	48	48

	$113,800	$736	$114,536

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(6) Shareholders’ Equity
In fiscal year 1999, the Company adopted a Shareholder Rights Plan, which provides that the holders of the Company’s common stock receive one preferred share purchase right (a Right) for each share of the Company’s common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $10.00 per share, at a purchase price of $27.50 per one one-thousandth of a share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company (the Event). Under those circumstances, the holders of the Rights would be entitled to buy shares of the Company’s common stock or stock of an acquirer of the Company at a 50% discount. The Rights expire on November 4, 2008, unless earlier redeemed by the Company. At any time prior the Event, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the Redemption Price). The redemption of the Rights may be made effective at such time and on such basis and conditions as the Board of Directors, in its sole discretion, may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.
The Company’s revolving credit facility restricts acquisition of treasury shares and distributions to its shareholders.
(7) Stock Options
The Company has stock options granted to key executives and managerial employees and non-employee directors. At fiscal year ended 2006, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 1,109,727 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest over a period of immediate to a five-year period.
The per share weighted-average fair value of options granted during fiscal years ended 2006, 2005 and 2004 was $3.52, $2.86 and $1.75, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended:

	2006	2005	2004
Expected dividend yield	3.64%	3.42%	4.38%
Stock price volatility	23.85%	23.59%	23.24%
Risk-free interest rate	4.37%	3.93%	2.89%
Expected option term	5 years	5 years	5 years

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(7) Stock Options — continued
Following is a summary of transactions of stock options during the three fiscal years ended in 2006:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at February 28, 2003 (376,438 shares exercisable)	767,750	$9.37
Granted	40,000	12.46
Terminated	(47,750)	11.34
Exercised	(60,825)	11.42

Outstanding at February 29, 2004 (445,425 shares exercisable)	699,175	$9.23
Granted	48,700	16.05
Terminated	(12,000)	10.42
Exercised	(40,550)	9.61

Outstanding at February 28, 2005 (511,250 shares exercisable)	695,325	$9.67
Granted	96,619	18.51
Terminated	(750)	10.25
Exercised	(79,675)	9.02

Outstanding at February 28, 2006 (543,900 shares exercisable)	711,519	$10.94

The following table summarizes information about stock options outstanding at the end of fiscal year 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise
$7.06 to $8.69	329,000	3.9	$7.91	314,000	$7.91
10.06 to 11.67	200,200	2.9	10.51	177,700	10.36
13.28 to 16.42	120,700	7.9	15.44	14,500	13.55
19.69	61,619	3.4	19.69	37,700	19.69

	711,519	4.8	10.94	543,900	9.68

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Earnings per Share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings per share for the fiscal years ended:

	2006	2005	2004
Basic weighted average common shares outstanding	25,452,582	18,935,533	16,358,107
Effect of dilutive stock options	275,717	324,017	243,731

Diluted weighted average common shares outstanding	25,728,299	19,259,550	16,601,838

Per share amounts:
Net earnings — basic	$1.59	$1.21	$1.10

Net earnings — diluted	$1.58	$1.19	$1.08

Cash dividends	$0.62	$0.62	$0.62

(9) Income Taxes
The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2006	2005	2004
Current:
Federal	$20,517	$13,254	$8,752
State and local	2,900	2,234	1,127
Foreign	1,237	—	—
Deferred	(1,220)	(982)	1,060

Total provision for income taxes	$23,434	$14,506	$10,939

The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.0	3.9	2.8
Other	(1.4)	(0.2)	0.1

	36.6%	38.7%	37.9%

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(9) Income Taxes — continued
The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

	2006	2005
Current deferred assets related to:
Allowance for doubtful receivables	$1,170	$1,283
Inventory valuation allowance	3,417	2,239
Employee compensation and benefits	1,957	2,041
Other	391	760

	$6,935	$6,323

Noncurrent deferred liability related to:
Depreciation	$8,003	$8,017
Intangibles amortization and impairments	17,648	17,651
Prepaid pension cost	2,309	2,540
Partnership interest	—	207
Other	212	213

	$28,172	$28,628

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. Corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company has evaluated the repatriation provisions of the Act and has determined that financial impact associated with such is not material to the operating results of the Company.
(10) Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 15% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).
The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2006	2005
Equity securities	47%	0%
Debt securities	43%	0%
Cash and cash equivalents	10%	100%

Total	100%	100%

The Company’s target asset allocation is 50.0% equities, 47.0% fixed income, and 3.0% cash with a 10.0% plus or minus factor based upon the combined judgments of the Company’s Administrative Committee and its investment advisors. The Plan’s investments were liquidated at fiscal year end 2005 in anticipation of a transfer of the account to a new trustee. The larger than normal amounts in the cash and cash equivalents at fiscal year ended 2006 was the result of cash contributions received at year end, which were subsequently invested per the target asset allocation.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(10) Employee Benefit Plans — continued
The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2006 was 8.0%, the rate used in the calculation of the current year pension expense.
Pension expense is composed of the following components included in our consolidated statement of earnings for fiscal years ended (in thousands):

	2006	2005	2004
Service cost	$1,422	$1,470	$1,337
Interest cost	2,443	2,417	2,359
Expected return on plan assets	(2,771)	(2,663)	(2,193)
Prior service cost	(145)	(145)	(145)
Loss	1,057	1,066	1,046

Net periodic pension cost	$2,006	$2,145	$2,404

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2006	2005	2004
Weighted average discount rate	6.00%	6.00%	6.50%
Earnings progression	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%
The following table represents amounts included in the consolidated balance sheets for fiscal years ended (in thousands):

	2006	2005
Beginning prepaid asset	$8,283	$7,548
Company contributions	2,000	2,880
Net periodic pension cost	(2,006)	(2,145)

Ending prepaid asset	$8,277	$8,283

The accumulated benefit obligation for the defined benefit pension plan was $36,586,000 for fiscal year ended 2006 and $35,766,000 for fiscal year ended 2005. The fair value of the Company’s plan assets was approximately $37,607,000 and $35,779,000 for fiscal years 2006 and 2005, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(10) Employee Benefit Plans — continued
Assets and obligations and funded status, as of the measurement date, are as follows for the fiscal years ended (in thousands):

	2006	2005
Projected benefit obligation
Beginning of year	$42,578	$41,340
Service and interest cost	3,865	3,887
Actuarial gain (loss)	(725)	405
Benefits paid	(3,176)	(3,054)

End of year	42,542	42,578

Plan assets at fair value
Beginning of year	35,779	34,791
Company contributions	2,000	2,880
Gains on plan assets	3,004	1,162
Benefits paid	(3,176)	(3,054)

End of year	37,607	35,779

Unfunded status	(4,935)	(6,799)

Unrecognized losses	14,601	16,616
Unrecognized prior service costs	(1,389)	(1,534)

Ending prepaid asset	$8,277	$8,283

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2007.
Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2006	$3,705
2007	2,985
2008	3,355
2009	2,425
2010	4,120
2011 – 2015	20,540
Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for Employees of the Company. Eligibility for employer contributions, matching percentage and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s Pension Plan, etc.. The Company’s matching contributions are immediately vested. The Company made matching 401k contributions in the amount of $226,000, $187,000 and $122,000 in fiscal years ended 2006, 2005 and 2004, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(10) Employee Benefit Plans — continued
In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $370,000, $375,000 and $400,000 in fiscal years ended 2006, 2005 and 2004, respectively.
(11) Acquisitions and Disposal
The Company purchased all the outstanding stock of Tennessee Business Forms, Inc. (TBF), a privately held company located in Tullahoma, Tennessee, and the associated land and buildings from a partnership, which leased the facility to TBF, for $1.2 million on January 3, 2006. The acquisition of TBF continues the Ennis strategy of growth through acquisition of complimentary manufactured products to further service our existing customer base. The acquisition will add additional short-run print products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
The following is a summary of the purchase price allocation (in thousands).

Accounts receivable, net	$115
Inventories	186
Property, plant & equipment	900
Other assets	25
Goodwill	44
Accounts payable and accrued liabilities	(70)

$1,200

The Company acquired all the outstanding shares in its merger with Alstyle Apparel (Alstyle) on November 19, 2004. Alstyle shareholders received 8,803,583 shares valued at approximately $145,523,000 (based on the 30 day average closing price prior to the date of the Agreement and Plan of Merger) and $2,889,000 cash. Debt of approximately $98,074,000 was assumed. Alstyle produces and sells activewear apparel through six facilities in California and Mexico and seven distribution centers located throughout the U.S. and Canada. Alstyle was acquired to supplement and broaden the scope of products offered by Ennis. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. Approximately $37,774,000 of goodwill related to Alstyle acquisition is deductible for tax purposes. The purchase price of Alstyle was as follows (in thousands of dollars):

Ennis common stock issued 8,803,583 shares	$145,523
Cash	2,889
Alstyle debt assumed	98,074

Purchase price of Alstyle	$246,486

On November 1, 2004, the Company acquired 100% of the stock of Royal Business Forms, Inc., (Royal) a privately held company headquartered in Arlington, Texas for $3,700,000 in Ennis treasury stock (approximately 178,000 shares, which was based on the average closing price for 30 days immediately prior to three calendar days immediately prior to the closing date). Royal has been in existence and operating in Arlington, Texas since 1959 and has customers throughout the United States. The acquisition of Royal continues the Ennis strategy of growth through related manufactured products for Ennis’ existing customer base. The acquisition has added additional short-run print products and solutions and financial documents sold through the indirect sales (distributorship) marketplace.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) Acquisitions and Disposal — continued
Effective June 30, 2004, the Company completed its acquisition of all of the outstanding stock of Crabar/GBF, Inc. for approximately $18,000,000, with consideration in the form of debt assumed of $11.5 million and remainder in cash. The primary reason for the acquisition was to increase Ennis’ market share. However, Crabar/GBF, Inc. has added high-quality long and medium run print production, along with pressure sensitive label and form-label combinations to Ennis’ current line of medium and short run print products and solutions. The transaction was financed with $11,000,000 in bank loans with the balance being provided by internal cash resources.
The Company has recognized certain costs related to exit activities and integration costs attributable to the Crabar/GBF acquisition. These costs totaling approximately $1,500,000 were recognized as part of the assumed liabilities and included in “Other – Accrued Expenses” in the Consolidated Balance Sheet in 2005. The costs were primarily related to contracts related to previous owners. Other costs included lease exit costs and severance payments.
The following is a summary of the purchase price allocation (in thousands):

	Crabar	Royal	Alstyle
Cash	$133	$601	$3,187
Accounts receivable, net	7,553	1,125	4,457
Other receivables	1,082	—	639
Prepaid expenses	298	76	1,451
Other current assets	—	211	1,697
Inventories	4,435	1,985	55,801
Property, plant & equipment	8,087	808	21,033
Goodwill	6,204	—	137,700
Trademarks	80	—	61,000
Customer list	1,760	—	22,000
Other identifiable intangibles	92	—	3,763
Accounts payable and accrued liabilities	(11,464)	(1,106)	(66,242)

	$18,260	$3,700	$246,486

The results of operations for Alstyle, Royal and Crabar/GBF are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all three companies had been acquired as of March 1, 2003, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, and related tax effects for the fiscal years ended (in thousands except per share amounts):

	Unaudited
	2005	2004
Net sales	$567,700	$545,686
Net earnings	30,595	18,062
Net earnings per share-basic	1.09	.71
Net earnings per share-diluted	1.08	.70
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values of reporting units are typically calculated using a factor of expected earnings before interest, taxes, depreciation, and amortization. Based on this evaluation, no impairment was recorded. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.
Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is based on fair values at the date of acquisition. Trade names with determinable lives and a net book value of $941,000 at fiscal year end 2006 are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). Trademarks with indefinite-lived lives with a net book value of $61,000,000 at fiscal year 2006 are evaluated for impairment on an annual basis.
The cost of purchased trade names is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (between 10 and 15 years) of such trade names. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

	Gross
	Carrying	Accumulated
As of February 28, 2006	Amount	Amortization	Net
Amortized intangible assets
Trademarks	$1,234	$293	$941
Purchased customer lists	23,760	2,128	21,632

	$24,994	$2,421	$22,573

As of February 28, 2005
Amortized intangible assets	$1,234	$144	$1,090
Trademarks	23,760	485	23,275

Purchased customer lists	$24,994	$629	$24,365

Unamortized intangible assets, as of February 28, 2006 and 2005.
Trademarks			$61,000

Aggregate amortization expense for fiscal year 2006 was $ 2,337.
The Company’s estimated amortization expense for the next five years is as follows:

2007	$1,944,000
2008	1,805,000
2009	1,792,000
2010	1,776,000
2011	1,775,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) Goodwill and Other Intangible Assets — continued
The following table represents changes in the carrying amount of goodwill for the fiscal years ended (in thousands):

					Apparel
	Print Segment				Segment
	Forms	Promotional	Financial	Print	Apparel
	Solutions	Solutions	Solutions	Segment	Solutions
	Group	Group	Group	Total	Group	Total
Balance as of March 1, 2004	$13,827	$6,579	$14,014	$34,420	$—	$34,420
Goodwill acquired during year	5,918	—	—	5,918	138,134	144,052
Impairment losses	—	—	—	—	—	—

Balance as of March 1, 2005	19,745	6,579	14,014	40,338	138,134	178,472
Goodwill adjusted during year	242			242	(434)	(192)
Impairment losses	—	—	—	—	—	—

Balance as of February 28, 2006	$19,987	$6,579	$14,014	$40,580	$137,700	$178,280

During the fiscal year end 2006, adjustments of $248,000 were added to Crabar goodwill due to an increase in accrued expenses and adjustments of $585,000 were deducted from Alstyle goodwill due to changes in accrued expenses and deferred income taxes.
(13) Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 57% of the Company’s consolidated sales for the fiscal year ended February 28, 2006, consisted of three operating groups — the Forms Solutions Group, the Promotional Solutions Group and the Financial Solutions Group. The print market continues to evolve due to technology improvements, consolidations, etc. Plants that once produced only standard form products, or were niche product printers, now produce promotional products, labels, etc. and provide other value-add services. Our plants have seen the same degree of evolution over the past several years, with has resulted in them losing, to some degree, their product/group specific identity. We see this as a continuing evolution in the market, and as such, we now consider it prudent to manage/monitor and report these plants at the Print Segment level and not at the Group level. For the purposes of the consolidated financial statements, we will continue to discuss the various groups and will disclose group financial data in this Note to our Consolidated Financial Statements, as an accommodation to our readers; however, you are cautioned about drawing any inferences or conclusions with respect to any such financial data, due to the factors indicated above .
The Forms Solutions Group is in the business of manufacturing and selling business forms and other printed business products primarily to distributors located in the United States. Assets in this group increased in 2005 primarily as a result of the June 30, 2004 Crabar/GBF, Inc. acquisition. The second group in the Printing Segment, the Promotional Solutions Group is primarily engaged in the business of designing, manufacturing and distributing printed and electronic media, presentation products, flexographic printing, advertising specialties and Post-it® Notes. Assets in this group increased in 2005 primarily from increased accounts receivable from Adams McClure sales increase and decreased in 2006 primarily from decreased accounts receivable from Adams McClure sales decline and write offs. The third group in the Printing Segment, the Financial Solutions Group, designs, manufactures and markets printed forms and specializes in internal bank forms, secure and negotiable documents and custom products. Substantially all of the sales of the Printing Segment sales are to customers in the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(13) Segment Information and Geographic Information — continued
The second segment, the Apparel Segment, which accounted for 43% of our fiscal year 2006 sales, includes the Apparel Solutions Group, and consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Assets in this group increased in 2006 primarily from increases in inventory. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the fiscal years ended 2006, 2005 and 2004 were as follows (in thousands):

					Apparel
	Print Segment				Segment
	Forms	Promotional	Financial	Print	Apparel
	Solutions	Solutions	Solutions	Segment	Solutions		Consolidated
	Group	Group	Group	Total	Group	Corporate	Totals
Fiscal year ended 2006:
Net sales	$188,551	$85,632	$47,227	$321,410	$237,987	$—	$559,397
Depreciation	3,223	2,376	1,627	7,226	7,604	644	15,474
Amortization	361	—	—	361	1,976	—	2,337
Segment earnings (loss) before income taxes	25,792	9,117	8,442	43,351	30,085	(9,465)	63,971
Segment assets	91,209	32,914	31,334	155,457	320,113	18,831	494,401
Capital expenditures	574	1,898	505	2,977	5,061	1,002	9,040

Fiscal year ended 2005:
Net sales	$177,618	$83,881	$47,809	$309,308	$56,045	$—	$365,353
Depreciation	3,356	2,455	2,141	7,952	1,878	537	10,367
Amortization	283	—	—	283	426	—	709
Segment earnings (loss) before income taxes	25,761	11,168	7,346	44,275	3,575	(10,385)	37,465
Segment assets	90,950	45,514	33,230	169,694	312,788	14,764	497,246
Capital expenditures	1,313	1,332	557	3,202	237	2,704	6,143

Fiscal year ended 2004:
Net sales	$142,006	$67,024	$50,330	$259,360	—	$—	$259,360
Depreciation	3,288	2,355	2,959	$8,602	—	614	9,216
Amortization	132	—	—	$132	—	—	132
Segment earnings (loss) before income taxes	21,830	7,433	6,876	$36,139	—	(7,249)	28,890
Segment assets	68,950	33,287	36,004	$138,241	—	15,802	154,043
Capital expenditures	1,408	620	1,011	$3,039	—	1,504	4,543
     “Post-it” is a registered trademark of 3M.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(13) Segment Information and Geographic Information — continued
Identifiable long-lived assets by country includes property, plant and equipment net of accumulated depreciation.
The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousands):

	United
	States	Canada	Mexico	Total
2006
Net sales to unaffiliated customers
Customers
Print Segment	$321,410	$—	$—	$321,410
Apparel Segment	220,090	17,897	—	237,987

	$541,500	$17,897	$—	$559,397

Identifiable long-lived assets
Print Segment	$40,903	$—	$—	$40,903
Apparel Segment	12,814	102	3,720	16,636
Corporate	6,264	—	—	6,264

	$59,981	$102	$3,720	$63,803

2005
Net sales to unaffiliated customers
Customers
Print Segment	$309,308	$—	$—	$309,308
Apparel Segment	50,950	5,095	—	56,045

	$360,258	$5,095	$—	$365,353

Identifiable long-lived assets
Print Segment	$44,326	$—	$—	$44,326
Apparel Segment	14,685	137	4,527	19,349
Corporate	5,887	—	—	5,887

	$64,898	$137	$4,527	$69,562

2004
Net sales to unaffiliated customers
Customers
Print Segment	$259,360	$—	$—	$259,360
Apparel Segment	—	—	—	—

	$259,360	$—	$—	$259,360

Identifiable long-lived assets
Print Segment	$42,765	$—	$—	$42,765
Apparel Segment		—	—	—
Corporate	3,715	—	—	3,715

	$46,480	$—	$—	$46,480

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(14) Quarterly Consolidated Financial Information (Unaudited)
The following table represents the unaudited quarterly financial data of the Company for Fiscal years ended 2006 and 2005 (in thousands, except per share amounts):

For the Three Months Ended	May 31	August 31	November 30	February 28,
Fiscal year ended 2006:
Net sales	$149,113	$148,116	$131,690	$130,478
Gross profit	37,478	37,252	35,620	31,740
Net earnings	10,558	10,576	10,098	9,305
Dividends paid	3,940	3,945	3,946	3,949
Per share of common stock:
Basic net earnings	$0.42	$0.42	$0.40	$0.37
Diluted net earnings	$0.41	$0.41	$0.39	$0.36
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2005:
Net sales	$65,736	$73,374	$91,750	$134,493
Gross profit	17,060	19,352	22,874	31,471
Net earnings	4,582	5,370	6,104	6,903
Dividends paid	2,542	2,546	2,546	3,940
Per share of common stock:
Basic net earnings	$0.28	$0.33	$0.36	$0.27
Diluted net earnings	$0.27	$0.32	$0.35	$0.27
Dividends	$0.155	$0.155	$0.155	$0.155
(15) Commitments and Contingencies
The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2013. Future minimum lease commitments and sublease income under noncancelable operating leases for each of the fiscal years ending are as follows (in thousands):

	Operating
	Lease	Sublease
	Commitments	Income	Net
2007	$7,366	$(1,253)	$6,113
2008	6,323	(1,276)	5,047
2009	4,810	(106)	4,704
2010	1,680	—	1,680
2011	1,050	—	1,050
Thereafter	338	—	338

	$21,567	$(2,635)	$18,932

Rent expense attributable to such leases totaled $9,388,000, $5,837,000 and $2,407,000 for the fiscal years ended 2006, 2005 and 2004, respectively.
In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(16) Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes are as follows (in thousands):

	2006	2005	2004
Interest paid	$8,038,000	$2,755,000	$830,000
Income taxes paid	$22,957,000	$13,273,000	$10,208,000
Supplemental disclosure of non-cash investing and financing activities:

	2006	2005
Fair value of assets acquired in business acquisition	$1,226	$199,433
Liabilities assumed in business acquisitions	$70	$110,689

Promissory notes issued for business acquisitions
Common stock issued for business acquisitons	$—	$149,223
(17) Subsequent Events
On March 10, 2006, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock and has set the record date for the Annual Shareholder Meeting. The dividend was paid May 1, 2006 to shareholders of record on April 14, 2006. May 1, 2006 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on June 29, 2006.
On March 31, 2006, the Company amended its credit facility entered into November 19, 2004. The amended agreement eliminates the term portion of the facility and increases the revolver from $100 million to $150 million.

UNDERTAKINGS WITH RESPECT TO REGISTRANT’S REGISTRATION
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
     (2) The undersigned Registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the Registrant’s annual report to shareholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the Registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the Registrant has ended within 120 days prior to the use of the prospectus, the annual report of the Registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.
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

ENNIS, INC.

Date: May 12, 2006	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 12, 2006	BY:	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Secretary and Principal Financial and Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 12, 2006	BY:	/s/ KEITH S. WALTERS

Keith S. Walters, Chairman

Date: May 12, 2006	BY:	/s/ RONALD M. GRAHAM

Ronald M. Graham, Director

Date: May 12, 2006	BY:	/s/ JAMES B. GARDNER

James B. Gardner, Director

Date: May 12, 2006	BY:	/s/ THOMAS R. PRICE

Thomas R. Price, Director

Date: May 12, 2006	BY:	/s/ KENNETH G. PRITCHETT

Kenneth G. Pritchett, Director

Date: May 12, 2006	BY:	/s/ JAMES C. TAYLOR

James C. Taylor, Director

Date: May 12, 2006	BY:	/s/ HAROLD W. HARTLEY

Harold W. Hartley, Director

Date: May 12, 2006	BY:	/s/ ROBERT L. MITCHELL

Robert L. Mitchell, Director

Date: May 12, 2006	BY:	/s/ ALEJANDRO QUIROZ

Alejandro Quiroz, Director

INDEX TO EXHIBITS

Exhibit Number	Description of Document

Exhibit 2.1	Agreement and Plan of Merger dated as of June 25, 2004 by and among Ennis, Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2004.

Exhibit 2.2	First Amendment to Agreement and Plan of Merger dated as of August 23, 2004 by and among Ennis, Inc., Midlothian Holdings LLC, and Centrum Acquisition, Inc., incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on filed on November 19, 2004.

Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated April 21, 2006 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated April 21, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated April 21, 2006 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated April 21, 2006 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and David Todd Scarborough dated April 21, 2006 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.6	2004 Long-Term Incentive Plan incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-8 filed on January 5, 2005.

Exhibit 10.7	Stock Purchase Agreement dated as of June 25, 2004, among Crabar/GBF, Inc. the shareholders of Crabar/GBF, Inc. and Ennis, Inc. incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2004.

Exhibit Number	Description of Document

Exhibit 10.8	Form of Executive Incentive and Non-Qualified Stock Option Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.9	Form of Executive Restricted Stock Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.10	First Amendment Agreement dated as of June 25, 2004, by and among Amin Amdani, Rauf Gajiani, Centrum Acquisition, Inc., Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-4 filed on September 3, 2004.

Exhibit 10.11	Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed on September 3, 2004.

Exhibit 10.13	UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 29, 2003.

Exhibit 10.14	Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 filed on September 3, 2004.*

Exhibit 10.15	Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 filed on September 3, 2004.*

Exhibit 10.16	Credit Agreement dated as of November 19, 2004 among Ennis, Inc., various other co-borrowers and lenders that sign and become a party to the credit agreement, LaSalle Bank National Association, as Administrative Agent, Documentation Agent and Arranger, and Compass Bank and JPMorgan Chase Bank, N.A., as Co-Syndication Agent incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2004.

Exhibit 10.17	Security Agreement dated as of November 19, 2004 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2004.

Exhibit 10.18	Amended and Restated Credit Agreement dated as of March 31, 2006 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent (filed herewith).

Exhibit Number	Description of Document

Exhibit 10.19	Amended and Restated Security Agreement dated as of March 31, 2006 among Ennis, Inc. various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent (filed herewith).

Exhibit 21	Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002