Form 10-Q
period 2006-05-31
ENNIS, INC.
filed 2006-07-10
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2006
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 7, 2006, there were 25,540,243 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,322	$13,860
Accounts receivables, net of allowance for doubtful receivables of $2,957 at May 31, 2006 and $3,001 at February 28, 2006	46,750	41,686
Prepaid expenses	6,343	4,425
Inventories	89,227	89,155
Other current assets	9,330	9,329

Total current assets	160,972	158,455

Property, plant and equipment, at cost
Plant, machinery and equipment	124,682	120,456
Land and buildings	39,555	38,038
Other	20,478	20,292

Total property, pland and equipment	184,715	178,786
Less accumulated depreciation	118,856	114,983

Net property, plant and equipment	65,859	63,803

Goodwill	178,280	178,280
Trademarks, net	61,904	61,941
Purchased customer lists, net	21,222	21,632
Deferred finance charges, net	1,709	1,390
Prepaid pension asset	7,818	8,277
Other assets	679	623

Total assets	$498,443	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 28,
	2006	2006
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable	$24,485	$26,589
Accrued expenses
Employee compensation and benefits	15,722	17,250
Taxes other than income	1,538	1,488
Federal and state income taxes payable	7,828	2,490
Other	7,029	4,524
Current installments of long-term debt	11,255	11,620

Total current liabilities	67,857	63,961

Long-term debt, less current installments	95,814	102,916
Deferred credits, principally income taxes	29,971	30,189

Total liabilities	193,642	197,066

Shareholders’ equity
Series A junior participating preferred stock of $10 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2006	75,134	75,134
Additional paid in capital	122,969	122,922
Retained earnings	188,804	181,423
Accumulated other comprehensive income-Foreign currency translation	472	460

	387,379	379,939

Treasury stock:
Cost of 4,572,837 shares at May 31, 2006 and 4,574,329 shares at February 28, 2006	(82,578)	(82,604)

Total shareholders’ equity	304,801	297,335

Total liabilities and shareholders’ equity	$498,443	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended
	May 31,
	2006	2005
Net sales	$145,113	$149,113
Cost of goods sold	107,298	111,635

Gross profit	37,815	37,478

Selling, general and administrative	18,078	17,837

Earnings from operations	19,737	19,641

Other income (expense)
Interest expense	(1,792)	(2,243)
Other income, net	38	(90)

	(1,754)	(2,333)

Net income before income taxes	17,983	17,308

Provision for income taxes	6,653	6,750

Net earnings	$11,330	$10,558

Weighted average common shares outstanding
Basic	25,479,722	25,426,595

Diluted	25,790,687	25,692,557

Per share amounts
Net earnings — basic	$0.44	$0.42

Net earnings — diluted	$0.44	$0.41

Cash dividends per share	$0.155	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	May 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$11,330	$10,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,894	3,908
Amortization of deferred financing charges	92	242
Amortization of trademarks and customer lists	497	479
Loss (Gain) on the sale of equipment	3	(2)
Bad debt expense	—	369
Stock based compensation	59	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivables	(4,150)	976
Prepaid expenses	(2,011)	(448)
Inventories	675	4,261
Other current assets	(1)	(19)
Accounts payable and accrued expenses	2,352	(2,431)
Prepaid pension assets	459	501
Other assets	(1,018)	381
Excess tax benefits from stock-based payment arrangements	(3)	—
Net cash provided by operating activities	12,178	18,775

Cash flows from investing activities:
Capital expenditures	(636)	(4,521)
Purchase of operating assets, net of cash acquired	(4,627)	(366)
Proceeds from disposal of property	3	7

Net cash used in investing activities	(5,260)	(4,880)

Cash flows from financing activities:
Debt issued	—	5,000
Repayment of debt	(7,473)	(19,035)
Dividends	(3,949)	(3,940)
Purchase of treasury stock	—	301
Proceeds from exercise of stock options	14	—
Excess tax benefits from stock-based payment arrangements	3	—

Net cash used in financing activities	(11,405)	(17,674)

Effect of exchange rate changes on cash	(51)	(21)

Net change in cash and cash equivalents	(4,538)	(3,800)
Cash and cash equivalents at beginning of year	13,860	10,694

Cash and cash equivalents at end of year	$9,322	$6,894

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
1.	Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter ended May 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2006, from which the accompanying consolidated balance sheet at February 28, 2006 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2.	Stock Option Plans and Stock Based Compensation
The Company has stock options granted to key executives and managerial employees and non-employee directors. The Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 398,208 shares available for grant under the stock option plans for issuance to officers and directors and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest over a period of immediate to a five-year period. For the three-month periods ended May 31, 2006 and 2005, 37,700 and 35,000 of options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. The Company currently uses treasury stock to satisfy option exercises and restricted stock awards.
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective March 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 1.1%) over the requisite service period of the individual grants, which generally equals the vesting period. For the three months ended May 31, 2006, in accordance with SFAS 123R, we recorded stock based compensation expense of approximately $59,000 and related tax benefit of $3,000 related to stock options and restricted stock units.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
2.	Stock Option Plans and Stock Based Compensation-continued
Prior to March 1, 2006, the company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (FAS 123). In accordance with the provisions of FAS 123, the Company accounted for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (APB 25) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. If the Company had applied the fair value recognition provisions of SFAS 123 stock-based employee compensation for the quarter ended May 31, 2005, net earnings and earnings per share would have been as follows (in thousands except per share amounts):

For the three
months ended
May 31, 2005
Net earnings:
As reported	$10,558
Deduct: Stock-based Employee compensation expense not included in reported earnings, net of related tax effects $7.	(12)
Pro forma	$10,546

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
2.	Stock Option Plans and Stock Based Compensation-continued

For the three
months ended
May 31, 2005
Net earnings per share:
Basic — as reported	$0.42

Basic — pro forma	$0.41

Diluted — as reported	$0.41

Diluted — pro forma	$0.41

Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation.
A summary of the option activity under the plans for the three months ended May 31, 2006 is as follows:

			Weighted
			Average
	Number	Weighted	Remaining
	of	Average	Contractual	Aggregate
	Shares	Exercise	Life	Intrinsic Value
	(exact quantity)	Price	(in years)	(in thousands)(a)
Outstanding at February 28, 2006	687,600	$10.94
Granted	—	—
Terminated	—	—
Exercised	(1,500)	10.25

Outstanding at May 31, 2006	686,100	$10.63	4.4	$6,100

Exercisable at May 31, 2006	581,150	$9.81	3.7	$5,643

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on May 31, 2006 ($19.52) and the weighted average exercise price, multiplied by the number of shares indicated.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
2.	Stock Option Plans and Stock Based Compensation-continued
The Company did not grant any stock options during the three months ended May 31, 2006. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2005:

Three months ended May 31, 2005
Expected volatility	23.89%
Expected term (years)	5
Risk free interest rate	3.85%
Dividend yield	3.81%

Weighted average grant-date fair value	$2.85

A summary of the stock options exercised during the three months ended May 31, 2006 and 2005 is presented below (in thousands):

	Three months ended
	May 31,
	2006	2005
Total Cash Received	$15	$300
Income tax benefits	$3	$72
Total grant-date fair value	$2	$34
Intrinsic value	$14	$40

A summary of the status of the company’s unvested stock options at May 31, 2006, and changes during the three months ended May 31, 2006 is presented below:

	Three months May 31, 2006
		Weighted
		Average
		Grant Date
	No of Options	Fair Value
Unvested at February 28, 2006	143,700	$2.28
New Grants	—	$—
Vested	(38,750)	$1.66
Forfeited	—	$—

Unvested at May 31, 2006	104,950	$2.51

As of May 31, 2006, there was $198,000 of unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the three months ended May 31, 2006 was $756,000.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
2.	Stock Option Plans and Stock Based Compensation-continued
A summary of restricted stock award activity under the plans for the three months ended May 31, 2006 is as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2006	23,919	$19.69
Granted	—	—
Forfeited	—	—

Outstanding at May 31, 2006	23,919	$19.69

Vested at May 31, 2006	—

As of May 31, 2006, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $432,000. The weighted average remaining requisite service period of the unvested stock options was 1.8 years.
3.	Employee Benefit Plans
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
Pension expense is composed of the following components included in our consolidated statement of earnings for the three months ended (in thousands):

	Three months ended
	May 31,
	2006	2005
Components of net periodic benefit cost
Service cost	$360	$356
Interest cost	610	611
Expected return on plan assets	(712)	(693)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	239	264

Net periodic benefit cost	$461	$502

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
3.	Employee Benefit Plans (continued)
The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2007, there is not a minimum contribution requirement and no pension payments have been made; however, the Company expects to contribute from $2.0 million to $3.0 million in the fourth quarter of fiscal year 2007. The Company contributed $2,000,000 to its pension plan during fiscal year 2006.
4.	Due From Factors

Pursuant to terms of an agreement between the Company and various factors, the Company sells a majority of the trade accounts receivable of the Apparel Segment to the factors on a non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.

Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The Company accounts for receivables sold to the factors with recourse as accrued borrowings.

The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed in interest charges through the collection date or maturity at the JP Morgan Chase Prime Rate. The Company’s obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 90% (ninety percent) of eligible accounts receivable.

The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

	May 31	February 28,
	2006	2006
Outstanding factored receivables
Without recourse	$22,470	$19,762
With recourse	1,611	1,099
Advances from factors	(19,228)	(17,772)

Due from factors	$4,853	$3,089

5.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 99% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006

5.	Accounts Receivable and Allowance for Doubtful Accounts-continued
customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balance, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table represents the activity in the Company’s allowance for doubtful accounts for the three months ended (in thousands):

	Three months ended
	May 31
	2006	2005
Balance at beginning of period	$3,001	$3,567
Bad debt expense	—	369
Recoveries	91	25
Accounts written off	(135)	(444)

Balance at end of period	$2,957	$3,517

6.	Inventories
The Company uses the lower of last-in, first-out (LIFO) cost or market to value certain of its business forms inventory and the lower of first-in, first-out (FIFO) cost or market to value its remaining and apparel inventories. The Company regularly reviews inventory values on hand, using specific aging categories, and writes down the carrying value of its inventory for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2006	2006
Raw material	$7,571	$12,694
Work-in-process	18,471	16,886
Finished goods	63,185	59,575
	$89,227	$89,155

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
7.	Acquisitions

The Company purchased all of the outstanding stock of Specialized Printed Forms, Inc., (“SPF”) a privately held company headquartered in Caledonia, New York and the associated land and buildings for $4.6 million in cash on March 31, 2006. SPF had sales of $9.2 million for the twelve month period ended July 31, 2005. The acquisition of SPF continues the Ennis strategy of growth through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products, long-run (jumbo rolls) products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.

The following is a summary of the purchase price allocation (in thousands).

Accounts receivable, net	$826
Inventories	579
Property, plant & equipment	5,444
Accounts payable and accrued liabilities	(2,222)

$4,627

The Company’s results of operations for the three month period ended May 31, 2006 included from SPF sales in the amount of $1.3 million and net income before income taxes of $52,000 from its acquisition date of March 31, 2006. Pro-forma information has not been presented as it was not material to the previously reported revenue, net income or earnings per share of the Company.

8.	Goodwill and Other Intangible Assets

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

Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is based on fair values at the date of acquisition. Trade names with determinable lives and a net book value of $904,000 at May 31, 2006 are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). Trademarks with indefinite-lived lives with a net book value of $61,000,000 at May 31, 2006 are evaluated for impairment on an annual basis.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
8.	Goodwill and Other Intangible Assets-continued

The cost of purchased trade names is based on fair values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (between 10 and 15 years) of such trade names. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of May 31, 2006
Amortized intangible assets (in thousands)
Trademarks	$1,234	$330	$904
Purchased customer lists	23,760	2,538	21,222

	$24,994	$2,868	$22,126

As of February 28, 2006
Amortized intangible assets (in thousands)
Trademarks	$1,234	$293	$941
Purchased customer lists	23,760	2,128	21,632

	$24,994	$2,421	$22,573

Unamortized intangible assets (trademarks), as of May 31, 2006 and 2005 (in thousands):			$61,000

Aggregate amortization expense for three months ended May 31, 2006 and May 31, 2005 was $497,000 and $479,000 respectively.
The Company’s estimated amortization expense for the next five years is as follows (in thousands):

2007	$1,944
2008	1,805
2009	1,792
2010	1,776
2011	1,775
Changes in the net carrying amount of goodwill are as follows:

	May 31,	February 28,
	2006	2006
Balance as of the beginning of the period	$178,280	$178,472
Goodwill adjusted during year	—	(192)
Balance as of the end of the period	$178,280	$178,280

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
9.	Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2006	2006
Revolving credit facility	$95,500	$62,500
Term credit facility	—	40,000
Capital lease obligations	583	736
Notes payable to finance companies	982	1,300
Other	10,004	10,000

	107,069	114,536
Less current installments	11,255	11,620

Long-term debt	$95,814	$102,916

On March 31, 2006, The Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 5.8425%), depending on our total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of our personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
Notes payable to finance companies bear interest ranging from at 6.86% to 9.46%, and require monthly payments of principal and interest. The notes mature at dates ranging from September 2006 through November 2007 and are collateralized by certain equipment.
Notes payable classified as “Other” were obligations of Alstyle Apparel. These notes were assumed by the Company in connection with its acquisition of Alstyle Apparel in November 2004. These loans are to individuals (former shareholders of Alstyle) with annual payments bearing interest at rates of 4.0% and matures in November 2007. Payments on these notes are subject to set-off arbitration procedures relating to subsequently discovered pre-acquisition liabilities that were either undisclosed at the time of closing or inappropriately accrued for in the books and records, and other terms and provisions. The Company made a $5.0 million principal payment on June 5, 2006 relating to these notes and $5.0 million remains subject to set-off arbitration procedures.
10.	Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended
	May 31,
	2006	2005
Net earnings from continuing operations	$11,330	$10,558
Interest rate hedge	—	(2)
Foreign currency translation adjustment	12	(22)

Comprehensive income	$11,342	$10,534

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
10.	Shareholders’ Equity (continued)

Changes in our shareholders’ equity accounts for the three months ended May 31, 2006 are as follows (in thousands):

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock ($)	Capital	Earnings	Income	Stock ($)	Total

Balance at February 28, 2006	$75,134	$122,922	$181,423	$460	$(82,604)	$297,335

Net earnings	—	—	11,330	—	—	11,330

Foreign currency translation	—	—	—	12	—	12

Comprehensive income						11,342

Dividends declared ($.155 per share)	—	—	(3,949)	—	—	(3,949)

Exercise of stock options	—	(12)	—	—	26	14

Charge related to stock-based compensation	—	59	—	—	—	59

Balance at May 31, 2006	$75,134	$122,969	$188,804	$472	$(82,578)	$304,801

11.	Earnings per share

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

	Three months ended
	May 31,
	2006	2005
Basic weighted average common shares outstanding	25,479,722	25,426,595
Effect of dilutive options	310,965	265,962

Diluted weighted average common shares outstanding	25,790,687	25,692,557

Per share amounts:
Net earnings — basic	$0.44	$0.42

Net earnings — diluted	$0.44	$0.41

Cash dividends	$0.155	$0.155

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
12.	Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 53% of the Company’s consolidated sales for the three months ended May 31, 2006, is in the business of manufacturing, design and selling business forms and other printed business products primarily to distributors located in the United States.

The Print Segment operates 33 manufacturing locations throughout the United States in 15 strategically located domestic states. Approximately 98% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis, Royal, TBF/Avant-Garde, 360º Custom Labels, Witt Printing and Calibrated Forms. The Print Segment also sells: the Adams-McClure brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label (which provides tags and labels, promotional products and advertising concept products), GenForms (which provides short-run and long-run label production) and Northstar and GFS (which provides financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sell directly to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 100 banks in the United States as customers and is actively working on other large banks within the top 100 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.

The second segment, the Apparel Segment, which represented 47% of the Company’s consolidated sales for the three months ended May 31, 2006, consists of Alstyle Apparel, which is primarily engaged in the production and sale of active-wear including t-shirts, fleece goods and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
12.	Segment Information and Geographic Information-continued

Segment data for the three months ended May 31, 2006 and 2005 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2006
Net sales	$77,096	$68,017	$—	$145,113
Depreciation	2,024	1,719	151	3,894
Amortization of trademark	93	404	—	497
Segment earnings (loss) before income tax	11,271	10,042	(3,330)	17,983
Segment assets	159,106	320,754	18,583	498,443
Capital expenditures	371	187	78	636

Three months ended May 31, 2005
Net sales	$80,724	$68,389	$—	$149,113
Depreciation	1,839	1,909	160	3,908
Amortization of trademark	90	389	—	479
Segment earnings (loss) before income tax	11,448	8,367	(2,507)	17,308
Segment assets	161,259	311,801	13,968	487,028
Capital expenditures	329	3,868	324	4,521
Identifiable long-lived assets by country includes property, plant and equipment net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas of and for the three months ended is as follow (in thousands):

	United
	States	Canada	Mexico	Total
Through May 31, 2006
Net sales to unaffiliated customers
Print Segment	$77,096	$—	$—	$77,096
Apparel Segment	62,265	5,752	—	68,017

	$139,361	$5,752	$—	$145,113

Identifiable long-lived assets
Print Segment	$44,683	$—	$—	$44,683
Apparel Segment	11,509	97	3,376	14,982
Corporate	6,194	—	—	6,194

	$62,386	$97	$3,376	$65,859

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2006
12.	Segment Information and Geographic Information-continued

	United
	States	Canada	Mexico	Total
Through May 31, 2005
Net sales to unaffiliated customers
Print Segment	$80,724	$—	$—	$80,724
Apparel Segment	66,239	2,150	—	68,389

	$146,963	$2,150	$—	$149,113

Identifiable long-lived assets
Print Segment	$44,231	$—	$—	$44,231
Apparel Segment	16,880	131	4,313	21,324
Corporate	7,072	—	—	7,072

	$68,183	$131	$4,313	$72,627

13.	Supplemental Cash Flow Information

Net cash flows from operating activities reflects cash payments for interest and income taxes as follows (in thousands):

	Three months ended
	May 31,
	2006	2005
Interest paid	$1,300	$2,228
Income taxes paid	$1,264	$829
14.	Assets Held for Sale

Included in other assets is land and building with an approximate value of $2.4 million at May 31, 2006 and February 28, 2006 which is being held for sale. The Company closed on the sale of this property on June 28, 2006 for approximately $2.5 million.

15.	Subsequent Events

On June 30, 2006, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock. The dividend is payable August 1, 2006 to shareholders of record on July 14, 2006.

On June 7, 2006, the Company entered into a Letter of Intent to acquire all the stock of Block Graphics, Inc. (“Block”) for approximately $14.5 million in cash. Block had sales of approximately $35 million for the year ended December 31, 2005. The acquisition will add additional short-run print products (snaps, continuous forms and cut-sheet forms) as well as the production of envelopes, a new product for the Company.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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
     On March 31, 2006, we purchased the outstanding stock of Specialized Printed Forms, Inc., (“SPF”) a privately held company headquartered in Caledonia, New York and the associated land and buildings. The purchase price of this transaction was $4.6 million (in cash). SPF had sales of $9.2 million for the twelve month period ended July 31, 2005. The acquisition of SPF continues the Ennis strategy of growth through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products, long-run (jumbo rolls) products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. The following is a description of each segment. Prior toFebruary 28, 2006, the Pring Segment operated in three operating groups – the Forms Solutions Group, the Promotional Solutions Group and the Financial Solutions Group. The print market continues to evolve due to technology improvements, consolidations, etc. Plants that once only produced standard form products, or were niche product printers, now produce promotional products, labels, etc. and provide other value-add services. Our plants have seen the same degree of evolution over the past several years, which resulted in them losing, to some degree, their product/group specific identity. For the aforementioned reasons, we now consider it prudent to manage/monitor and report these plants at the Print Segment level and not at the Group level.
Print Segment
     The Print Segment, which represented 53% of our consolidated sales for the three months ended May 31, 2006, is in the business of manufacturing, design and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 33 manufacturing locations throughout the United States in 15 strategically located domestic states. Approximately 98% of the business products manufactured by the Printing Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
labels: Ennis, Royal, TBF/Avant-Garde, 360º Custom Labels, Witt Printing and Calibrated Forms. The Print Segment also sells: the Adams-McClure brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label (which provides tags and labels, promotional products and advertising concept products), GenForms (which provides short-run and long-run label production) and Northstar and GFS (which provides financial and security documents).
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sell directly to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 100 banks in the United States as customers and is actively working on other large banks within the top 100 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
     The printing industry generally sells its products in two ways. One market direction is to sell predominately to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelly), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers, and that its business forms offering is more diversified than that of most companies in the business forms industry. There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations, such as Cenveo and their Quality Park brand. We believe tour strategic locations and buying power permit s to compete on a favorable basis within the distributor market on competitive factors, such as service, quality and price.
     Distribution of business forms and other business products throughout the United States is primarily done through independent dealers, including business forms distributors, stationers, printers, computer software developers, advertising agencies, etc.
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
Apparel Segment
     The Apparel Segment represented 47% of our consolidated sales for the three months ended May 31, 2006. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 88% of Alstyle’s revenues are derived from t-shirt sales, and 94% of those are domestic sales. Alstyle’s branded product lines are AAA, Gaziani, Diamond Star, Murina, A Classic, Tennessee River, D Drive and Hyland Headware.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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
     The products of the Apparel Segment are standardized shirts manufactured in a variety of sizes and colors. The Apparel Segment operates six manufacturing facilities, one in California and five in Mexico.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase more than 50% of our cotton and yarn from one supplier. Reference is made to — “Risk Factors” of this Report.
Risk Factors
     You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in our common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At May 31, 2006, our goodwill and other intangible assets were approximately $178.3 million and $83.2 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2006, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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
     As of May 31, 2006, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. Although we have not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations would continue to be successful or would not experience a labor-stoppage, either of these events could have a materially adverse impact on our cost of labor or our ability to produce our products.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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
     The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic). Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 5% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on our operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
Liquidity and Capital Resources

(Dollars in thousands)	May 31, 2006	February 28, 2006	Change
Working Capital	$93,115	$94,494	-1.5%
Cash and cash equivalents	$9,322	$13,860	-32.7%
     Working Capital. Our working capital decreased by approximately $1.4 million, or 1.5% from $94.5 million at February 28, 2006 to $93.1 million at May 31, 2006. The decrease in our working capital during the period related primarily to our decision to pay-down our long-term debt by approximately $7 million during the period and the acquisition of SPF for $4.6 million in cash. As a result, our current ratio, calculated by dividing our current assets by our current liabilities decreased from 2.5-to-1.0 at February 28, 2006 to 2.4-to-1.0 at May 31, 2006.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Three months ended May 31,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities	$12,178	$18,775	-35.1%
Cash used for investing activities	$(5,260)	$(4,880)	7.8%
Cash used for financing activities	$(11,405)	$(17,674)	-35.5%
     Cash flows from operating activities. Cash flows from our operating activities decreased in the three months ending May 31, 2006 primarily as a result of our decision to bring in-house more customer receivables that were previously factored. This reduction was partially offset by an increase in our accrued liabilities.
     Cash flows from investing activities. The changes in cash flows from investing activities primarily relates to our acquisition of Specialized Printed Forms for $4.6 million on March 31, 2006 and in March 2005 we acquired ownership of certain assets of approximately $3 million, which were held by Alstyle under operating lease.
     Cash flows from financing activities. The changes in cash flows from financing activities primarily relate to payments under our debt obligations as well as payment of dividends.
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75%), depending on our total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of our personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of May 31, 2006, we had $95.5 million of borrowings under the revolver and $13.2 million

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
outstanding under letter of credit arrangements, leaving us availability of approximately $41.3 million. The Facility was secured by substantially all of our personal and investment property and bore interest at a floating rate of LIBOR plus a spread dependent upon our total funded debt level to cash flows as defined. The rate in effect at May 31, 2006 was 5.8425%. The Original Facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
     During the three months ended in May 31, 2006, we repaid $7,000,000 on the revolver and $473,000 on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     As previously reported, Alstyle continues to sell a substantial portion of its accounts receivable to factors based upon agreements with various financial institutions. We continue with plans to fund these receivables through the existing bank line or from working capital generated by Alstyle over the next twelve to fifteen months.
     Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made contributions of $2,000,000 to our pension plan during fiscal year 2006.
     Inventories – We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices, but do not require minimum volume) with paper and yarn suppliers continue to be in effect.
     Capital Expenditures – We expect our capital requirements for the fiscal year to be in-line with our historical levels of between $5.0 million and $7.0 million and would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2006 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2006.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
Results of Operations – Consolidated
     Net Sales. Net sales for the three months ended May 31, 2006 were $145.1 million compared to $149.1 million for the three months ended May 31, 2005. This represented a decrease of 2.7% over the same quarter last year. The decrease in the quarter sales related primarily to the decrease in our Print Segment sales which decreased by approximately $3.6 million. See “Results of Operation – Segments” of this Report for further discussion.
     Gross profit. Our gross profit for the three months ended May 31, 2006 was $37.8 million, or 26.1% of sales, compared to $37.5 million, or 25.1% of sales for the three months ended May 31, 2005. The increase in our gross margin during the period related primarily from the continued benefits associated with our cost reduction programs implemented last year in the Apparel Segment. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expenses. For the three months ended May 31, 2006, our selling, general and administrative expenses were $18.1 million, or 12.5% of sales, compared to $17.8 million, or 12.0% of sales, for the three months ended May 31, 2005. The increase in our selling, general and administrative expenses during the period related primarily to an increase in our selling expenses, which were offset for the most part by decreases in our administrative expenses.
     Earnings from operations. As a result of the above factors, our earnings from operations have increased from $19.6 million, or 13.2% of sales for the three months ended May 31, 2005 to earnings of $19.7 million, or 13.6% of sales for the comparable period this year.
     Other income and expense. For the three months ended May 31, 2006, our other expense decreased by approximately $.5 million from $2.3 million for the three months ended May 31, 2005, to approximately $1.8 million for the three months ended May 31, 2006. The decrease during the current period related primarily to our decreased interest expense which decreased from approximately $2.2 million to approximately $1.8 million for the three months ended May 31, 2005 and 2006, respectively.
     Provision for income taxes. Our effective tax rates for the periods were 37.0% and 39.0% for the three months ended May 31, 2006 and 2005, respectively. The decrease in our effective tax rate during the current period over the comparable period last year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
     Net earnings. As a result of the above factors, our net earnings increased from earnings of approximately $10.6 million, or 7.1% of sales for the three months ended May 31, 2005 to approximately $11.3 million, or 7.8% of sales for the three months ended May 31, 2006. Basic earnings per share increased from earnings of $.42 per share for the three months ended May 31, 2005, to $.44 per share for the three months ended May 31, 2006. Diluted earnings per share increased from earnings of $.41 per share for the three months ended May 31, 2005, to $.44 per share for the three months ended May 31, 2006.
Results of Operations – Segments

	May 31,
Revenue by Segment (in thousands)	2006	2005
Print	$77,096	$80,724
Apparel	68,017	68,389

Total	$145,113	$149,113

     Print Segment. Our net sales for our Print Segment, which represented 57% of our consolidated sales during the current period, were approximately $77.1 million for the three months ended May 31, 2006 compared to approximately $80.7 million for the three months ended May 31, 2005, or a decrease of $3.6 million, or 4.5%. The decline in the Print Segment’s revenues during the quarter is primarily due to the impact of lost revenues associated with a large promotional customer which we ceased doing business with during the fourth quarter of fiscal year 2006, approximately $4.0 million, and the impact of the two print plants closings, which were in 2005, approximately $2.0 million. Without these items, the Print segment’s revenues for the quarter actually increased by approximately 3% over same quarter last year.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 47% of our consolidated sales for the current period, were approximately $68.0 million for the three months ended May 31, 2006 compared to approximately $68.4 million for the three months ended May 31, 2005. We believe the start of the summer retail season started out slow this year which impacted our first quarter sales. While our apparel sales during the quarter started off soft, we started to see the trend shift in April when our sales were up 6% over prior years’ numbers. This trend continued into May where our apparel sales finished up 14% over the previous years’ numbers.

	May 31,
Gross Profit by Segment (in thousands)	2006	2005
Print	$19,366	$20,803
Apparel	18,449	16,675

Total	$37,815	$37,478

     Print Segment. Our Print Segment’s gross profit decreased approximately $1.4 million, or 6.7% from $20.8 million to $19.4 million for the three months ended May 31, 2005 and 2006, respectively. As a percentage of sales, our gross profit was 25.1% and 25.8% for the three months ended May 31, 2006 and 2005, respectively. Our gross profit during the current quarter was impacted by the decrease in the earnings at our Adams McClure facility due to the decreased sales from a large promotional customer as

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
previously discussed. Management is in the process of evaluating and implementing changes in both personnel and processes to bring costs in line with expected sales volume at this plant. Without the impact of our Adams McClure facility, our print margins would have been effectively the same for both periods, approximately 26.8%.
     Apparel Segment. Our Apparel Segment’s gross profit margin increased approximately $1.7 million, from $16.7 million for the three months ended May 31, 2005 to $18.4 million for the three months ended May 31, 2006. As a percent of sales, this Segment’s gross profit increased from 24.4% for the three months ended May 31, 2005 to 27.1% for the three months ended May 31, 2006. The Segment’s performance, for the current quarter continues to be positively impacted by: 1) favorable product mix, and 2) improved manufacturing processes, which have resulted in manufacturing efficiencies, and reduced production costs.

	May 31,
Profit by Segment (in thousands)	2006	2005
Print	$11,271	$11,448
Apparel	10,042	8,367

Total	21,313	19,815
Less corporate expenses	3,330	2,507

Earnings before income taxes	$17,983	$17,308

     Print Segment. Our Print Segment’s segment profit for the three months ended May 31, 2006 remained relatively stable at $11.3 million for the three months ended May 31, 2006 compared to $11.1 million for the three months ended May 31, 2005. As a percent of sales, our Print Segment’s profits increased from 14.2% to 14.6% for the three months ended May 31, 2005 and 2006, respectively. The increase in the Print Segment’s profit performance, as a percent of sales, during the current quarter related primarily to the positive impact associated with the closing of the Edison and Medfield plants.
     Apparel Segment. Our Apparel Segment’s profit increased approximately $1.6 million, from $8.4 million for the three months ended May 31, 2005 to $10.0 million for the three months ended May 31, 2006. As a percent of sales, this Segment’s profit increased from 12.2% for the three months ended May 31, 2005 to 14.8% for the three months ended May 31, 2006. The increase in this Segment’s performance during the quarter is directly related to its improved margins (see discussion above - “Gross Profit — Apparel Segment”) as our operating expenses remained relatively stable during both periods.
Critical Accounting Policies and Judgments
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory valuations, property, plant and equipment, intangible assets, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their affect on our more significant estimates and judgments used in preparation of its consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
     We maintain a defined-benefit pension plan for employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results.
     Intangibles generated through acquisitions are based upon independent appraisals of their values and are either amortized over their useful life, or evaluated periodically (at least once a year) to determine whether the value has been impaired by events occurring during the fiscal year.
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $5.6 million and $3.3 million of revenue was recognized under these agreements during the quarter ended May 31, 2006 and May 31, 2005 respectively. Sales in foreign countries were not significant for the three months ended May 31, 2006 or May 31, 2005.
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
     Our inventories are valued at the lower of cost or market. We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated marked value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or through our ability to carry this deferred tax asset back. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of income. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.
     In addition to the above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self funded. To help us in this evaluation process we routinely get outside third party appraisals of our potential liabilities under each plan.
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     We are exposed to market risk from changes in interest rates on debt. A discussion of our accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
     We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $95.5 million at May 31, 2006. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2006 would be approximately $1,000,000.
     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2006 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or our results of operations.
Item 1A. Risk Factors
     Reference is made to page 24 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2006.
Items 2, 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders for a vote during the quarter.
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 2004.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: July 10, 2006	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 10, 2006	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2006
INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 2004.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith