Form 10-Q
period 2006-08-31
ENNIS, INC.
filed 2006-09-29
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 27, 2006, there were 25,554,874 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,872	$13,860
Accounts receivables, net of allowance for doubtful receivables of $3,226 at August 31, 2006 and $3,001 at February 28, 2006	48,311	41,686
Prepaid expenses	6,133	4,425
Inventories	89,339	89,155
Other current assets	10,909	9,329

Total current assets	168,564	158,455

Property, plant and equipment, at cost
Plant, machinery and equipment	128,241	120,456
Land and buildings	43,173	38,038
Other	21,009	20,292

Total property, plant and equipment	192,423	178,786
Less accumulated depreciation	122,392	114,983

Net property, plant and equipment	70,031	63,803

Goodwill	178,314	178,280
Trademarks, net	61,871	61,941
Customer lists, net	20,896	21,632
Deferred finance charges, net	1,606	1,390
Prepaid pension asset	7,357	8,277
Other assets	965	623

Total assets	$509,604	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 28,
	2006	2006
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,913	$26,589
Accrued expenses
Employee compensation and benefits	17,487	17,250
Taxes other than income	1,120	1,488
Federal and state income taxes payable	1,443	2,490
Other	4,985	4,524
Current installments of long-term debt	5,963	11,620

Total current liabilities	58,911	63,961

Long-term debt, less current installments	108,181	102,916
Deferred credits, principally income taxes	29,524	30,189

Total liabilities	196,616	197,066

Shareholders’ equity
Series A junior participating preferred stock of $10 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2006	75,134	75,134
Additional paid in capital	122,209	122,922
Retained earnings	196,488	181,423
Accumulated other comprehensive income-foreign currency translation	429	460

	394,260	379,939

Treasury stock
Cost of 4,499,069 shares at August 31,2006 and 4,574,329 shares at February 28, 2006	(81,272)	(82,604)

Total shareholders’ equity	312,988	297,335

Total liabilities and shareholders’ equity	$509,604	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Net sales	$151,718	$148,116	$296,831	$297,229
Cost of goods sold	113,477	110,864	220,775	222,499

Gross profit	38,241	37,252	76,056	74,730

Selling, general and administrative	18,322	17,791	36,400	35,628

Income from operations	19,919	19,461	39,656	39,102

Other income (expense)
Interest expense	(1,718)	(2,323)	(3,510)	(4,566)
Other income, net	281	(81)	319	(171)

	(1,437)	(2,404)	(3,191)	(4,737)

Earnings before income taxes	18,482	17,057	36,465	34,365

Provision for income taxes	6,839	6,481	13,492	13,231

Net earnings	$11,643	$10,576	$22,973	$21,134

Weighted average common shares outstanding
Basic	25,519,344	25,453,566	25,499,426	25,440,230

Diluted	25,736,132	25,756,415	25,715,959	25,725,127

Per share amounts
Net earnings — basic	$0.46	$0.42	$0.90	$0.83

Net earnings — diluted	$0.45	$0.41	$0.89	$0.82

Cash dividends per share	$0.155	$0.155	$0.310	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	August 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$22,973	$21,134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,560	7,847
Amortization of deferred financing charges	222	467
Amortization of trademarks and customer lists	1,000	973
Gain on the sale of equipment	(251)	(178)
Bad debt expense	455	747
Stock based compensation	125	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivables	(3,690)	(8,295)
Prepaid expenses	(1,710)	(452)
Inventories	2,414	1,606
Other current assets	(1)	93
Accounts payable and accrued expenses	(3,809)	(6,604)
Prepaid pension asset	920	1,003
Other assets	(1,641)	(238)
Excess tax benefits from stock-based payment arrangements	(54)	—

Net cash provided by operating activities	24,513	18,103

Cash flows from investing activities:
Capital expenditures	(1,811)	(6,138)
Purchase of businesses, net of cash acquired	(17,613)	—
Proceeds from disposal of property	2,781	196

Net cash used in investing activities	(16,643)	(5,942)

Cash flows from financing activities:
Debt issued	15,000	9,000
Repayment of debt	(15,453)	(22,237)
Dividends	(7,908)	(7,885)
Proceeds from exercise of stock options	440	333
Excess tax benefits from stock-based payment arrangements	54	—

Net cash used in financing activities	(7,867)	(20,789)

Effect of exchange rate changes on cash	9	—

Net change in cash and cash equivalents	12	(8,628)
Cash and cash equivalents at beginning of year	13,860	10,694

Cash and cash equivalents at end of year	$13,872	$2,066

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
1. Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter ended August 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2006, from which the accompanying consolidated balance sheet at February 28, 2006 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. Stock Option Plans and Stock Based Compensation
The Company has stock options granted to key executives, managerial employees and non-employee directors. The Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 382,208 shares available for grant under the stock option plans for issuance to officers, directors and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest over a period of immediate to five-years. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. The Company currently uses treasury stock to satisfy option exercises and restricted stock awards.
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective March 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 1.1%) over the requisite service period of the individual grants, which generally equals the vesting period. For the three and six months ended August 31, 2006, in accordance with SFAS 123R, we recorded stock based compensation expense of approximately $66,000 and $125,000, respectively and related tax benefit of $24,000 and $46,000, respectively related to stock options and restricted stock awards.
Prior to March 1, 2006, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (FAS 123). In accordance with the provisions of FAS 123, the Company accounted for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (APB 25) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. If the Company had applied the fair value recognition provisions of SFAS 123 stock-based employee compensation for the quarter ended August 31, 2005, net earnings and earnings per share would have been as follows (in thousands except per share amounts):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
2. Stock Option Plans and Stock Based Compensation-continued

	For the three	For the six
	months ended	months ended
	August 31,	August 31,
	2005	2005
Net earnings
As reported	$10,576	$21,134
Deduct: Stock-based employee compensation expense not included in reported earnings, net of related tax effect of $7 and $15, respectively	(12)	(23)

Pro forma earnings	$10,564	$21,111

Net earnings per share
Basic — as reported	$0.42	$0.83

Basic — pro forma	$0.42	$0.83

Diluted — as reported	$0.41	$0.82

Diluted — pro forma	$0.41	$0.82

     The Company had the following stock option activity for the six months ended August 31, 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value(a)
	(exact quantity)	Price	(in years)	(in thousands)
Outstanding at February 28, 2006	687,600	$10.63
Granted	—	—
Terminated	(17,500)	11.06
Exercised	(88,637)	8.00

Outstanding at August 31, 2006	581,463	$11.02	4.3	$5,599

Exercisable at August 31, 2006	482,438	$10.16	3.2	$5,061

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on August 31, 2006 ($20.65) and the weighted average exercise price, multiplied by the number of shares indicated.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
2. Stock Option Plans and Stock Based Compensation-continued
The Company did not grant any stock options during the six months ended August 31, 2006. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2005:

Expected volatility	23.89%
Expected term (years)	5
Risk free interest rate	3.85%
Dividend yield	3.81%

Weighted average grant-date fair value	$2.85
     A summary of the stock options exercised is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Total cash received	$425	$33	$440	$333
Income tax benefits	$51	$6	$54	$78
Total grant-date fair value	$76	$4	$78	$38
Intrinsic value	$1,013	$177	$1,027	$217
A summary of the status of the company’s unvested stock options at August 31, 2006, and changes during the six months ended August 31, 2006 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2006	143,700	$2.28
New grants	—	$—
Vested	(44,675)	$1.76
Forfeited	—	$—

Unvested at August 31, 2006	99,025	$2.52

As of August 31, 2006, there was $180,000 of unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the six months ended August 31, 2006 was $384,459.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
2. Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the six months ended August 31, 2006:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2006	23,919	$19.69
Granted	16,000	19.64
Forfeited	—	—

Outstanding at August 31, 2006	39,919	$19.67

Vested at August 31, 2006	—

As of August 31, 2006, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $698,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years.
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
Pension expense is composed of the following components included in our consolidated statement of earnings (in thousands):
3. Employee Benefit Plans-continued

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$358	$355	$718	$711
Interest cost	610	611	1,220	1,222
Expected return on plan assets	(712)	(693)	(1,424)	(1,386)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	239	264	478	528

Net periodic benefit cost	$459	$501	$920	$1,003

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
4. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sells a majority of the trade accounts receivable of the Apparel Segment to factors on a non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The Company accounts for receivables sold to factors with recourse as secured borrowings.
The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed with interest charges through the collection date or maturity at the JP Morgan Chase Prime Rate. The Company’s obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 90% (ninety percent) of eligible accounts receivable.
The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

	August 31	February 28,
	2006	2006
Outstanding factored receivables
Without recourse	$20,333	$19,762
With recourse	444	1,099
Advances from factors	(17,475)	(17,772)

Due from factors	$3,302	$3,089

5. Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 98% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. The Company writes-off accounts receivable when they become uncollectible, and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
5. Accounts Receivable and Allowance for Doubtful Receivables-continued
payments subsequently received on such receivables are credited to bad debt expense in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months and six months ended (in thousands):

	Three months ended		Six months ended
	August 31		August 31
	2006	2005	2006	2005
Balance at beginning of period	$2,957	$3,517	$3,001	$3,567
Bad debt expense	455	378	455	747
Recoveries	8	13	99	38
Accounts written off	(194)	(69)	(329)	(513)

Balance at end of period	$3,226	$3,839	$3,226	$3,839

6. Inventories
The Company uses the lower of last-in, first-out (LIFO) cost or market to value certain of its business forms inventory and the lower of first-in, first-out (FIFO) cost or market to value its remaining forms and apparel inventories. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2006	2006
Raw material	$12,669	$12,694
Work-in-process	13,249	16,886
Finished goods	63,421	59,575

	$89,339	$89,155

7. Acquisitions
The Company purchased all of the outstanding stock of Block Graphics, Inc. (“Block”), a privately held company headquartered in Portland, Oregon for $14.8 million in cash on August 8, 2006. Block Graphics had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products (snaps, continuous forms and cut-sheet forms) as well as the production of envelopes, a new product for the Company.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
7. Acquisitions-continued
The following is a summary of the purchase price allocation for Block, net of cash acquired (in thousands):

Accounts receivable, net	$2,492
Inventories	1,864
Property, plant & equipment	8,552
Other assets	100
Deferred tax asset	2,166
Customer lists and noncompete	266
Accounts payable and accrued liabilities	(2,421)

$13,019

The Company purchased all of the outstanding stock of Specialized Printed Forms, Inc. (“SPF”), a privately held company headquartered in Caledonia, New York and the associated land and buildings for $4.6 million in cash on March 31, 2006. SPF had sales of $9.2 million for the twelve month period ended July 31, 2005. The acquisition of SPF continues the strategy of growth through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products, long-run (jumbo rolls) products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
The following is a summary of the purchase price allocation for SPF (in thousands):

Accounts receivable	$826
Inventories	579
Property, plant & equipment	3,643
Other assets	5
Deferred tax asset	1,753
Noncompete	25
Accounts payable and accrued liabilities	(2,245)

$4,586

The Company purchased all the outstanding stock of Tennessee Business Forms, Inc. (“TBF”), a privately held company located in Tullahoma, Tennessee, and the associated land and buildings from a partnership, which leased the facility to TBF, for $1.2 million on January 3, 2006. The acquisition of TBF continues the strategy of growth through acquisition of related manufactured products to further service our existing customer base. The acquisition will add additional short-run print products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
The results of operations for Block, SPF and TBF are included in the Company’s condensed consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all three companies had been acquired as of March 1, 2005, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
7. Acquisitions-continued

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Pro forma net sales	$158,468	$160,582	$314,503	$321,978
Pro forma net earnings	11,539	10,600	22,786	21,135
Pro forma earnings per share — diluted	0.45	0.41	0.88	0.82
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
Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is based on fair values at the date of acquisition. Trademarks with determinable lives and a net book value of $871,000 at August 31, 2006 are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). Trademarks with indefinite-lived lives with a net book value of $61,000,000 at August 31, 2006 are evaluated for impairment on an annual basis.
The cost of purchased customer lists is based on fair values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (between 10 and 15 years) of such customer lists. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of August 31, 2006
Amortized intangible assets (in thousands)
Trademarks	$1,239	$368	$871
Customer lists	23,845	2,949	20,896

	$25,084	$3,317	$21,767

As of February 28, 2006
Amortized intangible assets (in thousands)
Trademarks	$1,234	$293	$941
Customer lists	23,760	2,128	21,632

	$24,994	$2,421	$22,573

Unamortized intangible assets, as of August 31, 2006 and February 28, 2006:
Trademarks (in thousands)			$61,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
8.	Goodwill and Other Intangible Assets-continued

Included in other assets are non compete agreements with a net book value of $263,000 at August 31, 2006 and $165,000 at February 28, 2006. Amortization expense for these agreements was $104,000 for the six months ended August 31, 2006.

Aggregate amortization expense for the six months ended August 31, 2006 and August 31, 2005 was $1,000,000 and $973,000, respectively.

The Company’s estimated amortization expense for the next five years is as follows:

2007	$1,957,000
2008	1,818,000
2009	1,792,000
2010	1,776,000
2011	1,775,000
Changes in the net carrying amount of goodwill are as follow (in thousands):

	August 31,	February 28,
	2006	2006
Balance as of the beginning of the period	$178,280	$178,472
Goodwill adjusted during year	34	(192)

Balance as of the end of the period	$178,314	$178,280

9.	Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2006	2006
Revolving credit facility	$108,000	$62,500
Term credit facility	—	40,000
Capital lease obligations	427	736
Notes payable to finance companies	660	1,300
Notes payable former Alstyle Shareholders	5,000	10,000
Other	57	—

	114,144	114,536
Less current installments	5,963	11,620

Long-term debt	$108,181	$102,916

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.15625%), depending on our total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of our personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
9.	Long-Term Debt-continued

Notes payable to finance companies bear interest ranging from at 6.86% to 9.46%, and require monthly payments of principal and interest. The notes mature at dates ranging from September 2006 through November 2007 and are collateralized by certain equipment.

Notes payable-former Alstyle Shareholders were obligations of Alstyle Apparel. These notes were assumed by the Company in connection with its acquisition of Alstyle Apparel in November 2004. These loans are to individuals with annual payments bearing interest at rates of 4.0% and maturing in November 2007. Payments on these notes are subject to set-off arbitration procedures relating to subsequently discovered pre-acquisition liabilities that were either undisclosed at the time of closing or inappropriately accrued for in the books and records, and other terms and provisions. The Company made a $5.0 million principal payment on June 5, 2006 relating to these notes and $5.0 million outstanding at August 31, 2006 remains subject to set-off arbitration procedures.

10.	Shareholders’ Equity

Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Net earnings from continuing operations	$11,643	$10,576	$22,973	$21,134
Interest rate hedge	—	—	—	(2)
Foreign currency translation adjustment	(43)	38	(31)	18

Comprehensive income	$11,600	$10,614	$22,942	$21,150

Changes in our shareholders’ equity accounts for the six months ended August 31, 2006 are as follows (in thousands):

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock ($)	Capital	Earnings	Income	Stock ($)	Total
Balance at February 28, 2006	$75,134	$122,922	$181,423	$460	$(82,604)	$297,335
Net earnings	—	—	22,973	—	—	22,973
Foreign currency translation	—	—	—	(31)	—	(31)

Comprehensive income	—	—	—	—	—	22,942
Dividends declared ($.31 per share)	—	—	(7,908)	—	—	(7,908)
Proceeds from stock options exercised	—	(892)	—	—	1,332	440
Tax benefit from exercise of stock options	—	54	—	—	—	54
Expense related to stock-based compensation	—	125	—	—	—	125

Balance at August 31, 2006	$75,134	$122,209	$196,488	$429	$(81,272)	$312,988

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
11.	Earnings per share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. At August 31, 2006, 37,700 of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	25,519,344	25,453,566	25,499,426	25,440,230
Effect of dilutive options	216,788	302,849	216,533	284,897

Diluted weighted average common shares outstanding	25,736,132	25,756,415	25,715,959	25,725,127

Per share amounts:
Net earnings – basic	$0.46	$0.42	$0.90	$0.83

Net earnings – diluted	$0.45	$0.41	$0.89	$0.82

Cash dividends	$0.155	$0.155	$0.310	$0.310

12.	Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 54% of the Company’s consolidated sales for the three and six months ended August 31, 2006, is in the business of manufacturing, design and selling of business forms and other printed business products primarily to distributors located in the United States.

The Print Segment operates 40 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 98% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis, Royal, Block, TBF/Avant-Garde, 360º Custom Labels, Witt Printing and Calibrated Forms. The Print Segment also sells: the Adams-McClure brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label (which provides tags and labels, promotional products and advertising concept products), GenForms (which provides short-run and long-run label production) and Northstar and GFS (which provide financial and security documents).

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
12.	Segment Information and Geographic Information-continued

The second segment, the Apparel Segment, which represented 46% of the Company’s consolidated sales for the three and six months ended August 31, 2006, consists of Alstyle Apparel, which is primarily engaged in the production and sale of active-wear including t-shirts, fleece goods and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and six months ended August 31, 2006 and 2005 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2006:
Net sales	$82,255	$69,463	$—	$151,718
Depreciation	2,041	1,475	150	3,666
Amortization of trademarks and customer lists	99	404	—	503
Segment earnings (loss) before income tax	11,384	10,288	(3,190)	18,482
Segment assets	169,573	323,260	16,771	509,604
Capital expenditures	640	465	70	1,175

Three months ended August 31, 2005:
Net sales	$83,898	$64,218	$—	$148,116
Depreciation	1,805	1,974	160	3,939
Amortization of trademarks and customer lists	89	405	—	494
Segment earnings (loss) before income tax	10,909	8,085	(1,937)	17,057
Segment assets	167,015	314,037	8,449	489,501
Capital expenditures	1,359	205	53	1,617

Six months ended August 31, 2006:
Net sales	$159,351	$137,480	$—	$296,831
Depreciation	4,065	3,194	301	7,560
Amortization of trademarks and customer lists	192	808	—	1,000
Segment earnings (loss) before income tax	22,655	20,330	(6,520)	36,465
Segment assets	169,573	323,260	16,771	509,604
Capital expenditures	1,011	652	148	1,811

Six months ended August 31, 2005:
Net sales	$164,622	$132,607	$—	$297,229
Depreciation	3,644	3,883	320	7,847
Amortization of trademarks and customer lists	179	794	—	973
Segment earnings (loss) before income tax	22,000	16,452	(4,087)	34,365
Segment assets	167,015	314,037	8,449	489,501
Capital expenditures	1,688	4,073	377	6,138

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
12.	Segment Information and Geographic Information-continued

Identifiable long-lived assets by country includes property, plant and equipment net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas of and for the three and six months ended is as follow (in thousands):

	United
	States	Canada	Mexico	Total
Three months ended August 31, 2006
Net sales to unaffiliated customers
Print Segment	$82,255	$—	$—	$82,255
Apparel Segment	64,327	5,136	—	69,463

	$146,582	$5,136	$—	$151,718

Identifiable long-lived assets
Print Segment	$49,909	$—	$—	$49,909
Apparel Segment	10,697	120	3,189	14,006
Corporate	6,116	—	—	6,116

	$66,722	$120	$3,189	$70,031

Three months ended August 31, 2005
Net sales to unaffiliated customers
Print Segment	$83,898	$—	$—	$83,898
Apparel Segment	59,254	4,964	—	64,218

	$143,152	$4,964	$—	$148,116

Identifiable long-lived assets
Print Segment	$43,765	$—	$—	$43,765
Apparel Segment	15,411	113	4,073	19,597
Corporate	6,966	—	—	6,966

	$66,142	$113	$4,073	$70,328

Six months ended August 31, 2006
Net sales to unaffiliated customers
Print Segment	$159,351	$—	$—	$159,351
Apparel Segment	126,592	10,888	—	137,480

	$285,943	$10,888	$—	$296,831

Identifiable long-lived assets
Print Segment	$49,909	$—	$—	$49,909
Apparel Segment	10,697	120	3,189	14,006
Corporate	6,116	—	—	6,116

	$66,722	$120	$3,189	$70,031

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2006
12.	Segment Information and Geographic Information-continued

	United
	States	Canada	Mexico	Total
Six months ended August 31, 2005
Net sales to unaffiliated customers
Print Segment	$164,622	$—	$—	$164,622
Apparel Segment	123,179	9,428	—	132,607

	$287,801	$9,428	$—	$297,229

Identifiable long-lived assets
Print Segment	$43,765	$—	$—	$43,765
Apparel Segment	15,411	113	4,073	19,597
Corporate	6,966	—	—	6,966

	$66,142	$113	$4,073	$70,328

13.	Supplemental Cash Flow Information

Net cash flows from operating activities reflects cash payments for interest and income taxes as follows (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005
Interest paid	$1,867	$2,323	$3,167	$4,551
Income taxes paid	$13,158	$12,130	$14,599	$13,140
14.	Recent Accounting Pronouncements

Accounting for Income Taxes: In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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
     On August 8, 2006, we purchased the outstanding stock of Block Graphics, Inc., (“Block”) a privately held company headquartered in Portland, Oregon for $14.8 million in cash. Block Graphics had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth in our print segment through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products (snaps, continuous forms and cut-sheet forms) as well as the production of envelopes, a new product for the Company.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. The following is a description of each segment. Prior to February 28, 2006, the Print Segment operated in three operating groups – the Forms Solutions Group, the Promotional Solutions Group and the Financial Solutions Group. The print market continues to evolve due to technology improvements, consolidations and new product development. Plants that once only produced standard form products, or were niche product printers, now produce promotional products, labels, and provide other value-add services. Our plants have seen the same degree of evolution over the past several years, which resulted in them losing, to some degree, their product/group specific identity. For the aforementioned reasons, we now consider it prudent to manage/monitor and report these plants at the Print Segment level and not at the Group level.
Print Segment
     The Print Segment, which represented 54% of our consolidated sales for both the three and six months ended August 31, 2006, is in the business of manufacturing, design and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 40 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 98% of the business products manufactured by the Printing Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis, Royal, Block, TBF/Avant-Garde, 360º Custom Labels, Witt Printing and Calibrated Forms. The Print Segment also sells: the Adams-McClure brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label (which provides tags and labels, promotional products and advertising concept products), GenForms (which provides short-run and long-run label production) and Northstar and GFS (which provide financial and security documents).
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sells to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 100 banks in the United States as customers and is actively working on other large banks within the top 100 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
     The printing industry generally sells its products in two ways. One market direction is to sell predominately to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelly), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers, and that its business forms offering is more diversified than that of most companies in the business forms industry. There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations, such as Cenveo and their Quality Park brand. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality and price.
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
Apparel Segment
     The Apparel Segment represented 46% of our consolidated sales for both the three and six months ended August 31, 2006. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 88% of Alstyle’s revenues are derived from t-shirt sales, and 92% of those are domestic sales. Alstyle’s branded product lines are AAA, Gaziani, Diamond Star, Murina, A Classic, Tennessee River, D Drive and Hyland Headware.
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
     Alstyle’s most popular styles are produced based on demand management forecasts to permit quick shipment and to level production schedules. Alstyle offers same-day shipping and uses third party carriers to ship products to its customers.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
     Alstyle’s sales are seasonal, with sales in the first and second quarters generally being the highest. The general apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market that Alstyle sells to is generally “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.
     The products of the Apparel Segment are standardized shirts manufactured in a variety of sizes and colors. The Apparel Segment operates six manufacturing facilities, one in California and five in Mexico.
     The Apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts, fleece items, and outsources such products as hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, India, Indonesia, Russia, and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel (“Delta”), Russell, Hanes and Gildan Activewear (“Gildan”). While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States and Canada, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes and Russell.
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
Risk Factors
     You should carefully consider the risks described below, as well as the other information included or incorporated by reference in the Annual Report on Form 10-K, before making an investment in our common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable tangible assets acquired. At August 31, 2006, our goodwill and other intangible assets were approximately $178.3 million and $82.8 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we conduct a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2006, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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
     As of August 31, 2006, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. Although we have not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations would continue to be successful or would not experience a labor-stoppage, Either of these events could have a materially adverse impact on our cost of labor or our ability to produce our products.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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
Our apparel products are subject to foreign competition, which in the past have been faced with significant U.S. government import restrictions.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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
     In January 2005, United States import quotas were removed on knitted shirts from China. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. In May 2005, quotas on three categories of clothing imports, including knitted shirts, from China were re-imposed. These factors could make Alstyle’s products less competitive against low cost imports from developing countries.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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
Liquidity and Capital Resources

	August 31,	February 28,
(Dollars in thousands)	2006	2006	Change
Working Capital	$109,653	$94,494	16.0%
Cash and cash equivalents	$13,872	$13,860	0.1%
     Working Capital. Our working capital increased by approximately $15.2 million, or 16% from $94.5 million at February 28, 2006 to $109.7 million at August 31, 2006. The increase in our working capital during the period related to an increase in our receivables, prepaid expenses and other current assets of $9.9 million, which related primarily to the acquisitions, and a decrease in the current portion of our long-term debt of $5.7 million, which related primarily to the $5.0 million payment on the former Alstyle shareholder notes. As a result, our current ratio, calculated by dividing our current assets by our current liabilities increased from 2.5-to-1.0 at February 28, 2006 to 2.9-to-1.0 at August 31, 2006.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Six months ended August 31,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities	$24,513	$18,103	35.4%
Cash used for investing activities	$(16,643)	$(5,942)	180.1%
Cash used for financing activities	$(7,867)	$(20,789)	-62.2%
     Cash flows from operating activities. Cash provided by our operating activities increased by $6.4 million, or 35.4% to $24.5 million for the six months ending August 31, 2006 as compared to $18.1 million for the six months ended August 31, 2005. This increase is primarily attributable to better management of inventory levels, which resulted in reduced purchases of inventory, as well as the improved management of receivables and payables during the current period when compared to the same period last year offset by the reduction of accounts receivable sold to factoring companies.
     Cash flows from investing activities. Cash used for our investing activities increased by $10.7 million, or 180.1% to $16.6 million for the six months ended August 31, 2006 as compared to $5.9 million for the six months ended August 31, 2005. The increase in cash used during the current period related primarily to the cost of our acquisitions of businesses of $17.6 million, offset by reduced expenditures for capital equipment of $4.3 million and from the sale of the Medfield property which provided $2.4 million in cash during the period.
     Cash flows from financing activities. We used $12.9 million less in cash associated with our financing activities this period when compared to the same period last year. We borrowed $6 million more and paid down $7 million less on our outstanding debt during the current period when compared to the same period last year. This difference related primarily to the acquisition of Block on August 8, 2006 which had an acquisition cost of $14.8 million and was financed through borrowings.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.15625%), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of August 31, 2006, we had $108.0 million of borrowings under the revolver and $9.3 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $32.7 million. The Facility is secured by substantially all of our personal and investment property.
     During the six months ended in August 31, 2006, we repaid $9,500,000 on the revolver and $5,953,000 on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
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
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2006 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2006.
Results of Operations – Consolidated
Three Months ended August 31, 2006 compared to Three Months ended August 31, 2005
     Net Sales. Net sales for the three months ended August 31, 2006 were $151.7 million compared to $148.1 million for the three months ended August 31, 2005, an increase of $3.6 million, or 2.4%. The increase in our sales for the quarter related to the increase in our Apparel Segment sales, which increased by $5.2 million, or 8.2% and was offset by a decrease in our Print Segment sales of $1.6 million, or 2.0% during the quarter. See “Results of Operation – Segments” of this Report for further discussion.
     Gross profit. Our gross profit margin for the three months ended August 31, 2006 was $38.2 million, or 25.2% of sales, compared to $37.3 million, or 25.1% for the three months ended August 31, 2005. Our gross margins increased in our Print Segment from 24.5% to 24.9% for the three months ended August 31, 2005 and 2006, respectively. This increase was partially offset by a slight decrease in our Apparel Segment margins which decreased from 26.0% to 25.6% for the three months ended August 31, 2005 and 2006, respectively. See “Results of Operations — Segments” of this Report for further discussion.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
     Selling, general and administrative expenses. For the three months ended August 31, 2006, our selling, general and administrative expenses were $18.3 million, 12.1% of sales, compared to $17.8 million, or 12.0% of sales, for the three months ended August 31, 2005. The slight increase in our selling, general and administrative expenses during the period related primarily to an increase in our selling expenses, which were offset for the most part by decreases in our administrative expenses.
     Earnings from operations. As a result of the above factors, our earnings from operations increased from $19.5 million, or 13.1% of sales for the three months ended August 31, 2005 to $19.9 million, or 13.1% for the three months ended August 31, 2006.
     Other income and expense. For the three months ended August 31, 2006, our other expense decreased by approximately $1.0 million, from $2.4 million for the three months ended August 31, 2005 to $1.4 million for the current quarter. As we had less debt on average outstanding during the current period, our interest expense decreased from $2.3 million to $1.7 million for the three months ended August 31, 2005 and 2006, respectively.
     Provision for income taxes. Our effective tax rates were 37.0% and 38.0% for the three months ended August 31, 2006 and 2005, respectively. The decrease in our effective tax rate during the current period over the comparable period last year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.
     Net earnings. As a result of the above factors, our net earnings increased from earnings of approximately $10.6 million, or 7.1% of sales for the three months ended August 31, 2005 to $11.6 million, or 7.7% of sales for the three months ended August 31, 2006. Basic earnings per share increased from earnings of $.42 per share for the three months ended August 31, 2005 to $.46 for the three months ended August 31, 2006. Diluted earnings per share increased from earnings of $.41 per share for the three months ended August 31, 2005 to $.45 for the three months ended August 31, 2006.
Six Months ended August 31, 2006 compared to Six Months ended August 31, 2005.
     Net Sales. Net sales for the six months ended August 31, 2006 were $296.8 million compared to $297.2 million for the six months ended August 31, 2005, a decrease of $.4 million, or -.1%. The decrease in our sales for the period related to a decrease in our Print Segment sales of $5.3 million, or 3.2% which was offset by an increase in our Apparel Segment sales of $4.9 million, or 3.7%. See “Results of Operations – Segments” of this Report for further discussion.
     Gross profit. Our gross profit margin for the six months ended August 31, 2006 was $76.1 million, or 25.6% of sales, compared to $74.7 million, or 25.1% of sales for the six months ended August 31, 2005. The increase in our gross margin during the period related primarily to an increase in the margins realized by our Apparel Segment, which increased from 25.2% for the six months ended August 31, 2005 to 26.4% for the six months ended August 31, 2006. Our Print Segment’s margins during the periods remained relatively stable at 25.0% and 25.1%, for the six months ended August 31, 2006 and 2005, respectively. The increase in our Apparel Segment margins during the period continues to be primarily related to the benefits of the cost reduction programs implemented last year. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expenses. For the six months ended August 31, 2006, our selling, general and administrative expenses were $36.4 million, or 12.3% of sales, compared to $35.6 million, or 12.0% of sales, for the six months ended August 31, 2005. The slight increase in our selling, general and administrative expenses during the period related primarily to an increase in our selling expenses, which were offset for the most part by decreases in our administrative expenses.
     Earnings from operations. As a result of the above factors, our earnings from operations increased from $39.1 million, or 13.2% of sales for the six months ended August 31, 2005 to $39.7 million, or 13.4% for the six months ended August 31, 2006.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
     Other income and expense. For the six months ended August 31, 2006, our other expense decreased by approximately $1.5 million, from $4.7 million for six months ended August 31, 2005 to $3.2 million for the current period. The decrease during the current period related primarily to our interest expense which decreased from $4.6 million to $3.5 million for the six months ended August 31, 2005 and 2006, respectively.
     Provision for income taxes. Our effective tax rates were 37.0% and 38.5% for the six months ended August 31, 2006 and 2005, respectively. The decrease in our effective tax rate during the current period over the comparable period last year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.
     Net earnings. As a result of the above factors, our net earnings increased from earnings of approximately $21.1 million, or 7.1% for the six months ended August 31, 2005 to $23.0 million, or 7.7% of sales for the six months ended August 31, 2006. Basic earnings per share increased from earnings of $.83 per share for the six months ended August 31, 2005 to $.90 for the six months ended August 31, 2006. Diluted earnings per share increased from earnings of $.82 per share for the six months ended August 31, 2005 to $.89 for the six months ended August 31, 2006.
Results of Operations – Segments

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2006	2005	2006	2005
Print	$82,255	$83,898	$159,351	$164,622
Apparel	69,463	64,218	137,480	132,607

Total	$151,718	$148,116	$296,831	$297,229

     Print Segment. Our net sales for our Print Segment, which represented 54.2% and 53.7% of our consolidated sales during the three and six months ended August 31, 2006, were approximately $82.3 million and $159.4 million for the same periods, respectively, compared to approximately $83.9 million and $164.6 million for the three and six months ended August 31, 2005, or a decrease of $1.6 million and $5.3 million, or 2.0% and 3.2%, respectively. The decline in the Print Segment’s net sales for the three and six months ended August 31, 2006 is primarily due to the impact of lost revenues associated with several large promotional customers which we ceased doing business with during the fourth quarter of fiscal year 2006 and second quarter of fiscal year 2007. We realized our decision to cease doing business with these customers would most likely impact our top-line in the short-term, however given the margins afforded by these customers, this was a business decision that needed to be made. This impact has been partially offset by our acquisitions of Specialized Printed Forms, Inc., Tennessee Business Forms, Inc. and Block. Without these impacts (i.e., the loss of the promotional customers and the new acquisitions), the Print Segment’s revenues would have actually increased by approximately 3.2% and 5.4% over the same three and six months periods last year.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 45.8% and 46.3% of our consolidated sales for the three and six months ended August 31, 2006, were approximately $69.5 million and $137.5 million for the same periods, respectively, as compared to approximately $64.2 million and $132.6 million for the three and six months ended August 31, 2005, or an increase of $5.2 million and $4.9 million, or 8.2% and 3.7%, respectively. During both periods, the increase in sales was primarily due to increased volume associated with new customers.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2006	2005	2006	2005
Print	$20,446	$20,554	$39,812	$41,357
Apparel	17,795	16,698	36,244	33,373

Total	$38,241	$37,252	$76,056	$74,730

     Print Segment. Our Print Segment’s gross profit decreased approximately $.2 million and $1.6 million, or 1.0% and 3.9%, from $20.6 million and $41.4 million for the three and six months ended August 31, 2005, respectively to $20.4 million and $39.8 million for the three and six months ended August 31, 2006, respectively. As a percentage of sales, our gross profit margins were 24.9% and 25.0% for the three and six months ended August 31, 2006, respectively as compared to 24.5% and 25.1% for the three and six months ended August 31, 2005, respectively. While our gross profit margins, as a percentage of sales, are up slightly for the quarter and in-line with prior year results for the period, the decrease in the dollar amount is directly related to the decrease of our Print Segment’s sales during the periods.
     Apparel Segment. Our Apparel Segment’s gross profit margin increased approximately $1.1 million and $2.8 million, from $16.7 million and $33.4 million for the three and six months ended August 31, 2005, respectively to $17.8 million and $36.2 million for the three and six months ended August 31, 2006, respectively. As a percent of sales, our gross profit margins decreased from 26.0% to 25.6% for the three months ended August 31, 2005 and August 31, 2006, respectively; however they increased from 25.2% to 26.4% for the six months ended August 31, 2005 and August 31, 2006, respectively. The Segment’s year-to-date performance continues to be positively impacted by: 1) favorable product mix, and 2) improved manufacturing processes, which have resulted in manufacturing efficiencies, and reduced production costs. The slight decrease in the current quarter’s margins is directly related to increased yarn cost this period over the same period last year.

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2006	2005	2006	2005
Print	$11,384	$10,909	$22,655	$22,000
Apparel	10,288	8,085	20,330	16,452

Total	21,672	18,994	42,985	38,452
Less corporate expenses	3,190	1,937	6,520	4,087

Earnings before income taxes	$18,482	$17,057	$36,465	$34,365

     Print Segment. Our Print Segment’s profit increased approximately $.5 million and $.7 million, from $10.9 million and $22.0 million for the three and six months ended August 31, 2005, respectively to $11.4 million and $22.7 million for the three and six months ended August 31, 2006, respectively. As a percent of sales, our Print Segment’s profits increased from 13.0% and 13.4% for the three and six months ended August 31, 2005, respectively to 13.8% and 14.2% for the three and six months ended August 31, 2006, respectively. The increase in the Print Segment’s profit performance, as a percent of sales, during the current year related primarily to the positive impact associated with the closing of the Edison and Medfield plants.
     Apparel Segment. Our Apparel Segment’s profit increased approximately $2.2 million and $3.8 million, from $8.1 million and $16.5 million for the three and six months ended August 31, 2005, respectively to $10.3 million and $20.3 million for the three and six months ended August 31, 2006, respectively. As a percent of sales, this Segment’s profit increased from 12.6% and 12.4% for the three and six months ended August 31, 2005, respectively to 14.8% for both the three and six months ended August 31, 2006. The increase in this Segment’s performance during the quarter is directly related to a reduction in this Segment’s operational expenses, as a percentage of sales over the same period last year due to the increased level of sales. The increase in this Segment’s performance for the year is directly related to the aforementioned and its improved margins this period over last year (see discussion above — “Gross Profit — Apparel Segment”) as our operating expenses remained relatively stable during both periods.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
Critical Accounting Policies and Judgments
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their affect on our more significant estimates and judgments used in preparation of its consolidated financial statements.
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $4.5 million and $10.2 million of revenue was recognized under these agreements during the three and six months ended August 31, 2006 as compared to $3.3 million and $7.8 million during the three and six months ended August 31, 2005, respectively. Sales in foreign countries were not significant for the three and six months ended August 31, 2006 or the three and six months ended August 31, 2005.
     We maintain an allowance for doubtful receivables to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly.
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
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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
     In addition to the above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self funded. To help us in this evaluation process, we routinely get outside third party appraisals of our potential liabilities under each plan.
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
New Accounting Standards
Accounting for Income Taxes: In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     We are exposed to market risk from changes in interest rates on debt.
     We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $108.0 million at August 31, 2006. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2006 would be approximately $1,000,000.
     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2006 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or our results of operations.
Item 1A. Risk Factors
     Reference is made to page 23 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2006.
Items 2, 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
(a) The Company held its Annual Meeting of Shareholders on June 29, 2006.
(b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors listed in the Proxy Statement and all such nominees were elected.
          Directors elected were:

Nominees for Director	Vote Cast for	Votes Withheld
Godfrey M. Long, Jr.	23,074,007	204,363
Thomas R. Price	21,907,122	1,371,248
Alejandro Quiroz	23,059,345	219,025
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 2004.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: September 29, 2006	/s/ Keith S. Walters Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 29, 2006	/s/ Richard L. Travis, Jr.

Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2006
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