Form 10-Q
period 2006-11-30
ENNIS, INC.
filed 2006-12-22
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 15, 2006, there were 25,562,574 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006

PART I. FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 28,
	2006	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,586	$13,860
Accounts receivable, net of allowance for doubtful receivables of $3,134 at November 30, 2006 and $3,001 at February 28, 2006	49,436	41,686
Prepaid expenses	5,882	4,425
Inventories	90,069	89,155
Other current assets	10,976	6,935
Assets held for sale	1,881	2,394

Total current assets	165,830	158,455

Property, plant and equipment, at cost
Plant, machinery and equipment	127,376	120,456
Land and buildings	40,570	38,038
Other	21,287	20,292

Total property, plant and equipment	189,233	178,786
Less accumulated depreciation	124,423	114,983

Net property, plant and equipment	64,810	63,803

Goodwill	178,314	178,280
Trademarks, net	63,031	61,941
Customer lists, net	20,463	21,632
Deferred finance charges, net	1,494	1,390
Prepaid pension asset	6,897	8,277
Other assets	689	623

Total assets	$501,528	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 28,
	2006	2006
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$28,280	$26,589
Accrued expenses
Employee compensation and benefits	16,857	17,250
Taxes other than income	1,370	1,488
Federal and state income taxes payable	884	2,490
Other	4,800	4,524
Current installments of long-term debt	5,648	11,620

Total current liabilities	57,839	63,961

Long-term debt, less current installments	95,067	102,916
Deferred credits, principally income taxes	28,880	30,189

Total liabilities	181,786	197,066

Shareholders’ equity
Series A junior participating preferred stock of $10 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2006	75,134	75,134
Additional paid in capital	122,284	122,922
Retained earnings	203,348	181,423
Accumulated other comprehensive income-foreign currency translation	213	460

	400,979	379,939

Treasury stock
Cost of 4,497,119 shares at November 30, 2006 and 4,574,329 shares at February 28, 2006	(81,237)	(82,604)

Total shareholders’ equity	319,742	297,335

Total liabilities and shareholders’ equity	$501,528	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Net sales	$151,743	$131,690	$448,574	$428,918
Cost of goods sold	113,770	96,070	334,545	318,569

Gross profit	37,973	35,620	114,029	110,349

Selling, general and administrative	18,450	17,801	54,850	53,429

Income from operations	19,523	17,819	59,179	56,920

Other income (expense)
Interest expense	(1,853)	(2,235)	(5,363)	(6,801)
Other income (expense), net	(493)	834	(174)	664

	(2,346)	(1,401)	(5,537)	(6,137)

Earnings before income taxes	17,177	16,418	53,642	50,783

Provision for income taxes	6,355	6,320	19,847	19,551

Net earnings	$10,822	$10,098	$33,795	$31,232

Weighted average common shares outstanding
Basic	25,555,460	25,457,965	25,517,901	25,446,315

Diluted	25,799,890	25,743,327	25,744,187	25,726,003

Per share amounts
Net earnings — basic	$0.42	$0.40	$1.32	$1.23

Net earnings — diluted	$0.42	$0.39	$1.31	$1.21

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$33,795	$31,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,207	11,700
Amortization of deferred financing charges	339	663
Amortization of trademarks and customer lists	1,502	1,467
Gain on the sale of equipment	(257)	(217)
Bad debt expense	884	1,231
Stock based compensation	213	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,351)	7,254
Prepaid expenses	(1,474)	(1,055)
Inventories	1,490	(9,774)
Other current assets	53	557
Accounts payable and accrued expenses	(3,261)	(9,563)
Prepaid pension asset	1,380	1,504
Other assets	(3,337)	916
Excess tax benefits from stock-based payment arrangements	(55)	—

Net cash provided by operating activities	37,128	35,915

Cash flows from investing activities:
Capital expenditures	(3,245)	(7,375)
Purchase of businesses, net of cash acquired	(17,617)	—
Proceeds from disposal of property	2,802	246

Net cash used in investing activities	(18,060)	(7,129)

Cash flows from financing activities:
Debt issued	15,000	9,000
Repayment of debt	(28,882)	(25,374)
Dividends	(11,870)	(11,831)
Proceeds from exercise of stock options	461	350
Excess tax benefits from stock-based payment arrangements	55	—

Net cash used in financing activities	(25,236)	(27,855)

Effect of exchange rate changes on cash	(106)	—

Net change in cash and cash equivalents	(6,274)	931
Cash and cash equivalents at beginning of period	13,860	10,694

Cash and cash equivalents at end of period	$7,586	$11,625

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
1. Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter ended November 30, 2006 has been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2006, from which the accompanying consolidated balance sheet at February 28, 2006 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. Stock Option Plans and Stock Based Compensation
The Company has stock options granted to key executives, managerial employees and non-employee directors. The Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 371,083 shares available for grant under the stock option plans for issuance to officers, directors and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest over a period of immediate to five-years . The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. The Company currently uses treasury stock to satisfy option exercises and restricted stock awards.
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective March 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 1.1%) over the requisite service period of the individual grants, which generally equals the vesting period. For the three and nine months ended November 30, 2006, in accordance with SFAS 123R, we recorded stock based compensation expense of approximately $89,000 and $213,000, respectively, and related tax benefit of $33,000 and $79,000, respectively, related to this stock based compensation.
Prior to March 1, 2006, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (FAS 123). In accordance with the provisions of FAS 123, the Company accounted for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (APB 25) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. If the Company had applied the fair value recognition provisions of SFAS 123 stock-based employee compensation for the quarter ended November 30, 2005, net earnings and earnings per share would have been as follows (in thousands except per share amounts):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
2. Stock Option Plans and Stock Based Compensation-continued

	For the three	For the nine
	months ended	months ended
	November 30,	November 30,
	2005	2005
Net earnings as reported	$10,098	$31,232
Deduct: Stock-based employee compensation expense not included in reported earnings, net of related tax effect of $7 and $21, respectively	(12)	(35)

Pro forma earnings	$10,086	$31,197

Net earnings per share
Basic — as reported	$0.40	$1.23

Basic — pro forma	$0.40	$1.23

Diluted — as reported	$0.39	$1.21

Diluted — pro forma	$0.39	$1.21

The Company had the following stock option activity for the nine months ended November 30, 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value(a)
	(exact quantity)	Price	(in years)	(in thousands)
Outstanding at February 28, 2006	687,850	$10.63
Granted	—	—
Terminated	(22,500)	11.13
Exercised	(90,587)	8.05

Outstanding at November 30, 2006	574,763	$11.02	4.1	$6,775

Exercisable at November 30, 2006	475,738	$10.14	3.4	$6,026

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on November 30, 2006 ($22.81) and the weighted average exercise price, multiplied by the number of shares indicated.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
2. Stock Option Plans and Stock Based Compensation-continued
The Company did not grant any stock options during the nine months ended November 30, 2006. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2005:

Expected volatility	23.89%
Expected term (years)	5
Risk free interest rate	3.85%
Dividend yield	3.81%

Weighted average grant-date fair value	$2.85
     A summary of the stock options exercised is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Total cash received	$21	$17	$461	$350
Income tax benefits	$1	$8	$55	$86
Total grant-date fair value	$3	$34	$81	$72
Intrinsic value	$23	$144	$1,050	$361
A summary of the status of the company’s unvested stock options at November 30, 2006, and changes during the nine months ended November 30, 2006 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2006	143,700	$2.28
New grants	—	$—
Vested	(44,675)	$1.76
Forfeited	—	$—

Unvested at November 30, 2006	99,025	$2.52

As of November 30, 2006, there was $161,000 of unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of shares vested during the nine months ended November 30, 2006 was $481,000.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
2. Stock Option Plans and Stock Based Compensation-continued
     The Company had the following restricted stock grants activity for the nine months ended November 30, 2006:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2006	23,919	$19.69
Granted	16,000	19.64
Forfeited	—	—

Outstanding at November 30, 2006	39,919	$19.67

Vested at November 30, 2006	—

As of November 30, 2006, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $628,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.4 years.
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
Pension expense is composed of the following components included in our consolidated statement of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$362	$355	$1,080	$1,066
Interest cost	609	611	1,829	1,833
Expected return on plan assets	(712)	(693)	(2,136)	(2,079)
Amortization of:
Prior service cost	(37)	(36)	(109)	(108)
Unrecognized net loss	238	264	716	792

Net periodic benefit cost	$460	$501	$1,380	$1,504

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
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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
The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

	November 30,	February 28,
	2006	2006
Outstanding factored receivables
Without recourse	$19,737	$19,762
With recourse	676	1,099
Advances from factors	(17,222)	(17,772)

Due from factors	$3,191	$3,089

5. Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 98% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credits the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. The Company writes-off accounts receivable when they become uncollectible, and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
5. Accounts Receivable and Allowance for Doubtful Receivables-continued
payments subsequently received on such receivables are credited to bad debt expense in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months and nine months ended (in thousands):

	Three months ended		Nine months ended
	November 30		November 30
	2006	2005	2006	2005
Balance at beginning of period	$3,226	$3,839	$3,001	$3,567
Bad debt expense	429	487	884	1,231
Recoveries	—	—	99	—
Accounts written off	(521)	(111)	(850)	(583)

Balance at end of period	$3,134	$4,215	$3,134	$4,215

6. Inventories
The Company uses the lower of last-in, first-out (LIFO) cost or market to value certain of its business forms inventories and the lower of first-in, first-out (FIFO) cost or market to value its remaining forms and apparel inventories. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2006	2006
Raw material	$12,626	$12,694
Work-in-process	14,892	16,886
Finished goods	62,551	59,575

	$90,069	$89,155

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
7. Acquisitions-continued
     The following is a summary of the purchase price allocation for Block, net of cash acquired (in thousands):

Accounts receivable	$2,544
Inventories	1,864
Property, plant & equipment	7,430
Other assets	99
Deferred tax asset	2,233
Trademarks	1,202
Customer lists	62
Accounts payable and accrued liabilities	(2,412)

$13,022

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
The following is a summary of the purchase price allocation for SPF (in thousands):

Accounts receivable	$826
Inventories	579
Property, plant & equipment	3,684
Other assets	5
Deferred tax asset	1,753
Noncompete	25
Accounts payable and accrued liabilities	(2,286)

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
7. Acquisitions-continued

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Pro forma net sales	$151,743	$144,177	$466,246	$466,154
Pro forma net earnings	10,822	10,022	33,608	31,157
Pro forma earnings per share — diluted	0.42	0.39	1.31	1.21
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
Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is based on fair values at the date of acquisition. Trademarks with determinable lives and a net book value of $829,000 at November 30, 2006 are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). Trademarks with indefinite-lived lives with a net book value of $62,202,000 at November 30, 2006 are evaluated for impairment on an annual basis.
The cost of purchased customer lists is based on fair values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (between 10 and 15 years) of such customer lists. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of November 30, 2006
Amortized intangible assets (in thousands)
Trademarks	$1,234	$405	$829
Purchased customer lists	23,823	3,360	20,463

	$25,057	$3,765	$21,292

As of February 28, 2006
Amortized intangible assets (in thousands)
Trademarks	$1,234	$293	$941
Purchased customer lists	23,760	2,128	21,632

	$24,994	$2,421	$22,573

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
8. Goodwill and Other Intangible Assets-continued
Unamortized intangible asset balances:

	November 30,	February 28,
	2006	2006
Trademarks (in thousands)	$62,202	$61,000

Included in other assets are non-compete agreements with a net book value of $32,000 at November 30, 2006 and $165,000 at February 28, 2006. Amortization expense for these agreements was $158,000 for the nine months ended November 30, 2006.
Aggregate amortization expense for the nine months ended November 30, 2006 and November 30, 2005 was $1,502,000 and $1,467,000, respectively.
The Company’s estimated amortization expense for the next five years is as follows:

2007	$1,964,000
2008	1,830,000
2009	1,798,000
2010	1,783,000
2011	1,781,000
     Changes in the net carrying amount of goodwill are as follows (in thousands):

	November 30,	February 28,
	2006	2006
Balance as of the beginning of the period	$178,280	$178,472
Goodwill adjusted during year	34	(192)

Balance as of the end of the period	$178,314	$178,280

9. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2006	2006
Revolving credit facility	$95,000	$62,500
Term credit facility	—	40,000
Capital lease obligations	271	736
Notes payable to finance companies	389	1,300
Notes payable to former Alstyle Shareholders	5,000	10,000
Other	55	—

	100,715	114,536
Less current installments	5,648	11,620

Long-term debt	$95,067	$102,916

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.07%), depending on our total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of our personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions,

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
9. Long-Term Debt-continued
asset dispositions, and additional debt, as well as other customary covenants total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of our personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
Notes payable to finance companies bear interest ranging from at 6.86% to 9.46%, and require monthly payments of principal and interest. The notes mature at dates ranging from December 2006 through November 2007 and are collateralized by certain equipment.
Notes payable to former Alstyle Shareholders were obligations of Alstyle Apparel. These notes were assumed by the Company in connection with its acquisition of Alstyle Apparel in November 2004. These loans are to individuals with annual payments bearing interest at rates of 4.0% and maturing in November 2006. Payments on these notes were subject to set-off arbitration procedures relating to subsequently discovered pre-acquisition liabilities that were either undisclosed at the time of closing or inappropriately accrued for in the books and records, and other terms and provisions. The Company made a final $5.0 million principal payment on December 7, 2006 relating to these notes.
10. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Net earnings	$10,822	$10,098	$33,795	$31,232
Interest rate hedge	—	(1)	—	—
Foreign currency translation adjustment	(216)	222	(247)	237

Comprehensive income	$10,606	$10,319	$33,548	$31,469

Changes in our shareholders’ equity accounts for the nine months ended November 30, 2006 are as follows (in thousands):

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock ($)	Capital	Earnings	Income	Stock ($)	Total
Balance at February 28, 2006	$75,134	$122,922	$181,423	$460	$(82,604)	$297,335
Net earnings	—	—	33,795	—	—	33,795
Foreign currency translation	—	—	—	(247)	—	(247)

Comprehensive income	—	—	—	—	—	33,548
Dividends declared ($.465 per share)	—	—	(11,870)	—	—	(11,870)
Proceeds from stock options exercised	—	(906)	—	—	1,367	461
Excess tax benefits from stock-based payment arrangements	—	55	—	—	—	55
Charge related to stock-based compensation	—	213	—	—	—	213

Balance at November 30, 2006	$75,134	$122,284	$203,348	$213	$(81,237)	$319,742

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
11. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. No shares were anti-dilutive at November 30, 2006 and 2005. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	25,555,460	25,457,965	25,517,901	25,446,315
Effect of dilutive options	244,430	285,362	226,286	279,688

Diluted weighted average common shares outstanding	25,799,890	25,743,327	25,744,187	25,726,003

Per share amounts:
Net earnings – basic	$0.42	$0.40	$1.32	$1.23

Net earnings – diluted	$0.42	$0.39	$1.31	$1.21

Cash dividends	$0.155	$0.155	$0.465	$0.465

12. Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 57% and 55%, respectively, of the Company’s consolidated sales for the three and nine months ended November 30, 2006, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States.
The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 100 banks in the United States as customers and is actively working on other large banks within the top 100 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
12. Segment Information and Geographic Information-continued
The second segment, the Apparel Segment, which represented 43% and 45%, respectively of the Company’s consolidated sales for the three and nine months ended November 30, 2006, consists of Alstyle Apparel, which is primarily engaged in the production and sale of active-wear including t-shirts, fleece goods and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and nine months ended November 30, 2006 and 2005 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2006:
Net sales	$85,665	$66,078	$—	$151,743
Depreciation	2,122	1,363	162	3,647
Amortization of identifiable intangibles	98	404	—	502
Segment earnings (loss) before income tax	12,681	8,271	(3,775)	17,177
Segment assets	167,546	323,517	10,465	501,528
Capital expenditures	858	377	199	1,434

Three months ended November 30, 2005:
Net sales	$77,840	$53,850	$—	$131,690
Depreciation	1,779	1,922	152	3,853
Amortization of identifiable intangibles	90	404	—	494
Segment earnings (loss) before income tax	11,846	7,478	(2,906)	16,418
Segment assets	156,647	327,556	6,780	490,983
Capital expenditures	518	686	33	1,237

Nine months ended November 30, 2006:
Net sales	$245,016	$203,558	$—	$448,574
Depreciation	6,187	4,557	463	11,207
Amortization of identifiable intangibles	290	1,212	—	1,502
Segment earnings (loss) before income tax	35,336	28,601	(10,295)	53,642
Segment assets	167,546	323,517	10,465	501,528
Capital expenditures	1,869	1,029	347	3,245

Nine months ended November 30, 2005:
Net sales	$242,461	$186,457	$—	$428,918
Depreciation	5,423	5,805	472	11,700
Amortization of identifiable intangibles	269	1,198	—	1,467
Segment earnings (loss) before income tax	34,820	23,931	(7,968)	50,783
Segment assets	156,647	327,556	6,780	490,983
Capital expenditures	2,206	4,759	410	7,375

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
     12. Segment Information and Geographic Information-continued
During the prior fiscal year certain sales and marketing expenses were allocated entirely to the Print Segment. In fiscal year 2007 as this group started providing services to not only to Print Segment, but the Apparel Segment as well, these expenses were reclassified to Corporate. As such, certain prior year numbers have been restated to conform to current year presentation. The impact of such reclassifications was to increase Corporate expenses by $.5 million and $1.5 million and increase Print Segment profits by $.5 million and $1.5 million for the three months and nine months ended November 30, 2005, respectively.
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	United
	States	Canada	Mexico	Total
Three months ended November 30, 2006
Net sales to unaffiliated customers
Print Segment	$85,665	$—	$—	$85,665
Apparel Segment	62,204	3,874	—	66,078

	$147,869	$3,874	$—	$151,743

Identifiable long-lived assets
Print Segment	$45,635	$—	$—	$45,635
Apparel Segment	9,990	105	2,926	13,021
Corporate	6,154	—	—	6,154

	$61,779	$105	$2,926	$64,810

Three months ended November 30, 2005
Net sales to unaffiliated customers
Print Segment	$77,840	$—	$—	$77,840
Apparel Segment	49,445	4,405	—	53,850

	$127,285	$4,405	$—	$131,690

Identifiable long-lived assets
Print Segment	$42,480	$—	$—	$42,480
Apparel Segment	14,244	110	3,923	18,277
Corporate	6,846	—	—	6,846

	$63,570	$110	$3,923	$67,603

Nine months ended November 30, 2006
Net sales to unaffiliated customers
Print Segment	$245,016	$—	$—	$245,016
Apparel Segment	188,796	14,762	—	203,558

	$433,812	$14,762	$—	$448,574

Identifiable long-lived assets
Print Segment	$45,635	$—	$—	$45,635
Apparel Segment	9,990	105	2,926	13,021
Corporate	6,154	—	—	6,154

	$61,779	$105	$2,926	$64,810

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
12. Segment Information and Geographic Information-continued

	United
	States	Canada	Mexico	Total
Nine months ended November 30, 2005
Net sales to unaffiliated customers
Print Segment	$242,461	$—	$—	$242,461
Apparel Segment	172,625	13,832	—	186,457

	$415,086	$13,832	$—	$428,918

Identifiable long-lived assets
Print Segment	$42,480	$—	$—	$42,480
Apparel Segment	14,244	110	3,923	18,277
Corporate	6,846	—	—	6,846

	$63,570	$110	$3,923	$67,603

13. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended		Nine months endd
	November 30,		November 30,
	2006	2005	2006	2005
Interest paid	$1,863	$2,169	$5,030	$6,720
Income taxes paid	$6,482	$6,538	$21,081	$19,678
14. Assets Held for Sale
Included in assets held for sale at February 28, 2006 is land and building with an approximate value of $2.4 million. The Company closed on the sale of this property on June 28, 2006 for approximately $2.5 million. On September 28, 2006, the Board of Directors authorized management of the Company to sell the Company’s promotional manufacturing facilities located in Dallas, Texas. In conjunction therewith, land, building and equipment with a net book value of approximately $1.9 million is being classified as held for sale at November  30, 2006.
15. Recent Accounting Pronouncements
FIN 48. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2006
15. Recent Accounting Pronouncements-continued
FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. The Company does not believe the adoption of FAS 157 will have a significant effect on its consolidated financial position, results of operations, or cash flows.
FAS 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). Under the provisions of FAS 158, a company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires a company to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. FAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company maintains a Defined Benefit Plan and is currently assessing the impact of the adoption of this statement on its consolidated financial position, results of operations and cash flows.
SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements, but does not currently believe it has any misstatements in prior year financial statements that would be deemed material under the provisions of SAB 108.
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006

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
     On August 8, 2006, we purchased the outstanding stock of Block Graphics, Inc., (“Block”) a privately held company headquartered in Portland, Oregon for $14.8 million in cash. Block Graphics had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth in our print segment through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products (snaps, continuous forms and cut-sheet forms) as well as the production of envelopes, a new product for the Company. During this fiscal year, we had one other small acquisition with a total purchase price of $4.6 million in cash.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. The following is a description of each segment. Prior to February 28, 2006, the Print Segment operated in three groups – the Forms Solutions Group, the Promotional Solutions Group and the Financial Solutions Group. The print market continues to evolve due to technology improvements, consolidations and new product development. Plants that once only produced standard form products, or were niche product printers, now produce promotional products, labels, and provide other value-add services. Our plants have seen the same degree of evolution over the past several years, which resulted in them losing, to some degree, their product/group specific identity. For the aforementioned reasons, we now consider it prudent to manage/monitor and report these plants at the Print Segment level and not at the Group level.
Print Segment
     The Print Segment, which represented 57% and 55%, respectively, of our consolidated sales for the three and nine months ended November 30, 2006, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors and quantities on an individual job basis depending upon the customers’ specifications.
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
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 100 banks in the United States as customers and is actively working on other large banks within the top 100 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
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
     Raw materials of the Print Segment principally consist of a wide variety of weights, widths, colors, sizes and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices.
     Business products usage in the printing industry is generally not seasonal. General economic conditions and contraction of traditional business forms industry are the predominant factor in quarterly volume fluctuations.
Apparel Segment
     The Apparel Segment represented 43% and 45%, respectively, of our consolidated sales for the three and nine months ended November 30, 2006. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 88% of Alstyle’s revenues are derived from t-shirt sales, and 92% of those are domestic sales. Alstyle’s branded product lines are AAA, Gaziani, Diamond Star, Murina, A Classic, Tennessee River, D Drive and Hyland Headware.
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
     A majority of Alstyle’s sales are to direct customer branded products, and the remainder relate to private label and re-label programs. Generally, sales to screen printers and mass marketers are driven by the availability of competitive products and price considerations, while sales in the private label business are characterized by slightly higher customer loyalty.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable tangible assets acquired. At November 30, 2006, our goodwill and other intangible assets were approximately $178.3 million and $83.5 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we conduct a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
completed for our fiscal year ended February 28, 2006, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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
     As of November 30, 2006, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. Although we have not experienced any labor stoppages in the last 10 years, there can be no assurance that any future labor negotiations would continue to be successful or would not experience a labor-stoppage. Either of these events could have a materially adverse impact on our cost of labor or our ability to produce our products.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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
Liquidity and Capital Resources

	November 30,	February 28,
(Dollars in thousands)	2006	2006	Change
Working Capital	$107,991	$94,494	14.3%
Cash and cash equivalents	$7,586	$13,860	-45.3%
     Working Capital. Our working capital increased by approximately $13.5 million, or 14% from $94.5 million at February 28, 2006 to $108.0 million at November 30, 2006. The increase in our working capital during the period related primarily to an increase in our receivables, prepaid expenses and other current assets of $13.3 million, which related primarily to the new businesses we acquired, and a decrease in the current portion of our long-term debt of $5.9 million, which related primarily to the $5.0 million payment on the former Alstyle shareholder notes. This was offset by a reduction in our cash of $6.3 million. As a result, our current ratio, calculated by dividing our current assets by our current liabilities increased from 2.5-to-1.0 at February 28, 2006 to 2.9-to-1.0 at November 30, 2006.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less. We used cash during the period to pay down our debt and to acquire certain businesses.

	Nine months ended November 30,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities	$37,128	$35,915	3.4%
Cash used for investing activities	$(18,060)	$(7,129)	153.3%
Cash used for financing activities	$(25,236)	$(27,855)	-9.4%
     Cash flows from operating activities. Cash provided by our operating activities increased by $1.2 million, or 3.4% to $37.1 million for the nine months ending November 30, 2006 as compared to $35.9 million for the nine months ended November 30, 2005. This increase is primarily attributable to better management of inventory levels, which resulted in reduced purchases of inventory, as well as the improved management of receivables and payables during the current period when compared to the same period last year offset by the reduction of accounts receivable sold to factoring companies.
     Cash flows from investing activities. Cash used for our investing activities increased by $11.0 million, or 153.3% to $18.1 million for the nine months ended November 30, 2006 as compared to $7.1 million for the nine months ended November 30, 2005. The increase in cash used during the current period related primarily to the cost of our acquisitions of businesses of $17.6 million, offset by reduced expenditures for capital equipment of $4.1

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
million and from the disposal of certain property and equipment (primarily the Medfield property) which provided an additional $2.5 million in cash during the period.
     Cash flows from financing activities. We used $2.6 million less in cash associated with our financing activities this period when compared to the same period last year. We borrowed $6.0 million more and paid down $3.5 million more on our outstanding debt during the current period when compared to the same period last year. This difference related primarily to the acquisition of Block on August 8, 2006 which had an acquisition cost of $14.8 million and was financed through borrowings.
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.07%), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of November 30, 2006, we had $95.0 million of borrowings under the revolver and $9.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $45.5 million. The Facility is secured by substantially all of our personal and investment property.
     During the nine months ended in November 30, 2006, we repaid $22.5 million on the revolver and $6.4 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     As previously reported, Alstyle continues to sell a substantial portion of its accounts receivable to factors based upon agreements with various financial institutions. We continue with plans to fund these receivables through the existing bank line or from working capital generated by Alstyle over the next couple years.
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
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2006 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2006.
Results of Operations – Consolidated
Three Months ended November 30, 2006 compared to Three Months ended November 30, 2005
     Net Sales. Net sales for the three months ended November 30, 2006 were $151.7 million compared to $131.7 million for the three months ended November 30, 2005, an increase of $20.0 million, or 15.2%. The increase in our sales for the quarter related to the increase in our Apparel Segment sales, which increased by $12.2 million, or

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
22.6% and an increase in our Print Segment sales of $7.8 million, or 10.1% during the quarter. See “Results of Operation – Segments” of this Report for further discussion.
     Gross profit. Our gross profit for the three months ended November 30, 2006 was $38.0 million, or 25.0% of sales, compared to $35.6 million, or 27.0% of sales for the three months ended November 30, 2005. Our gross margins decreased in our Print Segment from 26.8% to 25.6% for the three months ended November 30, 2005 and 2006, respectively. Our Apparel Segment margin decreased from 27.5% to 24.2% for the three months ended November 30, 2005 and 2006, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expenses. For the three months ended November 30, 2006, our selling, general and administrative expenses were $18.5 million, or 12.2% of sales, compared to $17.8 million, or 13.5% of sales, for the three months ended November 30, 2005. The slight dollar increase in our selling, general and administrative expenses during the period related primarily to our acquisitions, which were offset for the most part by a decrease in our administrative expenses.
     Income from operations. As a result of the above factors, our income from operations increased from $17.8 million, or 13.5% of sales for the three months ended November 30, 2005 to $19.5 million, or 12.9% of sales for the three months ended November 30, 2006. The decrease in our income from operations as a percent of sales related primarily to the reduction in our gross profit margins during the quarter. See “Results of Operations — Gross Profit by Segment” of this Report for further discussion.
     Other income and expense. For the three months ended November 30, 2006, our other expenses increased by approximately $.9 million, from $1.4 million for the three months ended November 30, 2005 to $2.3 million for the current quarter. We had less debt on average outstanding during the current period, as such our interest expense decreased from $2.2 million to $1.9 million for the three months ended November 30, 2005 and 2006, respectively. This was offset by the non-reoccurrence of a trademark infringement settlement gain of approximately $1.0 million recognized during this quarter last year.
     Provision for income taxes. Our effective tax rates were 37.0% and 38.5% for the three months ended November 30, 2006 and 2005, respectively. The decrease in our effective tax rate during the current period over the comparable period last year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.
     Net earnings. As a result of the above factors, our net earnings increased from approximately $10.1 million, or 7.7% of sales for the three months ended November 30, 2005 to $10.8 million, or 7.1% of sales for the three months ended November 30, 2006. Basic earnings per share increased from earnings of $.40 per share for the three months ended November 30, 2005 to $.42 for the three months ended November 30, 2006. Diluted earnings per share increased from earnings of $.39 per share for the three months ended November 30, 2005 to $.42 for the three months ended November 30, 2006, or an increase of 7.7%.
Nine months ended November 30, 2006 compared to Nine months ended November 30, 2005.
     Net Sales. Net sales for the nine months ended November 30, 2006 were $448.6 million, compared to $428.9 million for the nine months ended November 30, 2005, an increase of $19.7 million, or 4.6%. The increase in our sales for the period related to an increase in our Apparel Segment sales of $17.1 million, or 9.2% and an increase in our Print Segment sales of $2.6 million, or 1.1%. See “Results of Operations – Segments” of this Report for further discussion.
     Gross profit. Our gross profit for the nine months ended November 30, 2006 was $114.0 million, or 25.4% of sales, compared to $110.3 million, or 25.7% of sales for the nine months ended November 30, 2005. Our gross margins decreased in our Print Segment from 25.6% to 25.2% for the nine months ended November 30, 2005 and 2006, respectively. Our Apparel Segment margin decreased from 25.8% to 25.7% for the nine months ended November 30, 2005 and 2006, respectively. See “Results of Operations — Segments” of this Report for further discussion.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
     Selling, general and administrative expenses. For the nine months ended November 30, 2006, our selling, general and administrative expenses were $54.9 million, or 12.2% of sales, compared to $53.4 million, or 12.5% of sales, for the nine months ended November 30, 2005. The slight dollar increase in our selling, general and administrative expenses during the period related primarily to an increase in our selling expenses, which were offset by decreases in our administrative expenses.
     Income from operations. As a result of the above factors, our income from operations increased from $56.9 million, or 13.3% of sales for the nine months ended November 30, 2005 to $59.2 million, or 13.2% for the nine months ended November 30, 2006.
     Other income and expense. For the nine months ended November 30, 2006, our other expense decreased by approximately $.6 million, from $6.1 million for nine months ended November 30, 2005 to $5.5 million for the current period. The decrease during the current period related primarily to our interest expense which decreased from $6.8 million to $5.4 million for the nine months ended November 30, 2005 and 2006, respectively. This was offset by the non-reoccurrence of a trademark infringement settlement gain of approximately $1.0 million recognized during the current quarter last year.
     Provision for income taxes. Our effective tax rates were 37.0% and 38.5% for the nine months ended November 30, 2006 and 2005, respectively. The decrease in our effective tax rate during the current period over the comparable period last year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.
     Net earnings. As a result of the above factors, our net earnings increased from approximately $31.2 million, or 7.3% of sales for the nine months ended November 30, 2005 to $33.8 million, or 7.5% of sales for the nine months ended November 30, 2006. Basic earnings per share increased from earnings of $1.23 per share for the nine months ended November 30, 2005 to $1.32 for the nine months ended November 30, 2006. Diluted earnings per share increased from earnings of $1.21 per share for the nine months ended November 30, 2005 to $1.31 for the nine months ended November 30, 2006, or an increase of 8.3%.

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2006	2005	2006	2005
Print	$85,665	$77,840	$245,016	$242,461
Apparel	66,078	53,850	203,558	186,457

Total	$151,743	$131,690	$448,574	$428,918

Results of Operations – Segments
     Print Segment. Our net sales for our Print Segment, which represented 56.5% and 54.6% of our consolidated sales during the three and nine months ended November 30, 2006, were approximately $85.7 million and $245.0 million for the same periods, respectively, compared to approximately $77.8 million and $242.5 million for the three and nine months ended November 30, 2005, or an increase of $7.8 million and $2.6 million, or 10.1% and 1.1%, respectively. The increase in the Print Segment’s net sales for the three and nine months ended November 30, 2006 is primarily due to our acquisitions of Specialized Printed Forms, Inc., Tennessee Business Forms, Inc. and Block, offset by the loss of two large promotional customers, which we ceased doing business with during the fourth quarter of fiscal year 2006 and second quarter of fiscal year 2007. We realized our decision to cease doing business with these customers would most likely impact our top-line revenue in the short-term, however given the margins afforded by these customers, this was a business decision that needed to be made.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
     Apparel Segment. Our net sales for the Apparel Segment, which represented 43.5% and 45.4% of our consolidated sales for the three and nine months ended November 30, 2006, were approximately $66.1 million and $203.6 million for the same periods, respectively, as compared to approximately $53.9 million and $186.5 million for the three and nine months ended November 30, 2005, or an increase of $12.2 million and $17.1 million, or 22.6% and 9.2%, respectively. During both periods, the increase in sales was primarily due to increased volume associated with new customers.

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2006	2005	2006	2005
Print	$21,973	$20,830	$61,785	$62,186
Apparel	16,000	14,790	52,244	48,163

Total	$37,973	$35,620	$114,029	$110,349

     Print Segment. Our Print Segment’s gross profit increased approximately $1.2 million, or 5.8% from $20.8 million for the three months ended November 30, 2005 to $22.0 million for the three months ended November 30, 2006. For the nine months ended November 30, 2005 and 2006 our Print Segment’s gross profit decreased approximately $0.4 million, or .6% from $62.2 million to $61.8 million, respectively. As a percentage of sales, our gross profit margins were 25.6% and 25.2% for the three and nine months ended November 30, 2006, respectively as compared to 26.8% and 25.6% for the three and nine months ended November 30, 2005, respectively. Our gross profit margins, as a percentage of sales, are down slightly on a quarter-over-quarter and year-over-year comparative basis, due mainly to material cost increases and product mix changes to lower margin products, such as envelopes.
     Apparel Segment. Our Apparel Segment’s gross profit increased approximately $1.2 million, or 8.1% from $14.8 million for the three months ended November 30, 2005 to $16.0 million for the three months ended November 30, 2006. For the nine months ended November 30, 2005 and 2006, our Apparel Segment’s gross profit increased by $4.0 million, or 8.3% from $48.2 million to $52.2 million, respectively. As a percent of sales, our gross profit margins were 24.2% and 25.7% for the three and nine months ended November 30, 2006 compared to 27.5% and 25.8% for the three and nine months ended November 30, 2005, respectively. While our margins for the year are in line with prior year results, on a quarter-over-quarter comparative basis in November 2006 we saw a 12% drop in our margin. This drop resulted primarily from a higher mix of new sales in our lower margin products (i.e., sales of our fleece products, which have a lower margin than our traditional products and provide no manufacturing absorption, were up over 300% over the same quarter last year). In addition, we also strategically decided to reduce our selling price on certain products in certain geographic locations to increase our market penetration, which due to the higher than anticipated level of our sales during the quarter had the impact of reducing our manufactured inventory levels. While these decisions impacted our margins in the current quarter, we expect them to prove beneficial moving forward as we replenish our inventory through increase of manufacturing efficiencies and absorption.

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2006	2005	2006	2005
Print	$12,681	$11,846	$35,336	$34,820
Apparel	8,271	7,478	28,601	23,931

Total	20,952	19,324	63,937	58,751
Less corporate expenses	3,775	2,906	10,295	7,968

Earnings before income taxes	$17,177	$16,418	$53,642	$50,783

     Print Segment. Our Print Segment’s profit increased approximately $.8 million and $.5 million, or 7.6% and 1.4%, from $11.8 million and $34.8 million for the three and nine months ended November 30, 2005, respectively to $12.7 million and $35.3 million for the three and nine months ended November 30,

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
2006, respectively. As a percent of sales, our Print Segment’s profits were 14.8% and 14.4% for the three and nine months ended November 30, 2006, respectively as compared to 15.2% and 14.4% for the three and nine months ended November 30, 2005, respectively. The decrease in our Print Segment’s profit, as a percent of sales is directly related to the reduction in this Segment’s gross profit margin — see “Gross Profit by Segment” above for further discussion.
     Apparel Segment. Our Apparel Segment’s profit increased approximately $.8 million and $4.7 million, or 10.7% and 19.7%, from $7.5 million and $23.9 million for the three and nine months ended November 30, 2005, respectively to $8.3 million and $28.6 million for the three and nine months ended November 30, 2006, respectively. As a percent of sales, this Segment’s profit decreased from 13.9% for the three months ended November 30, 2005 to 12.5% for the three months ended November 30, 2006, and increased from 12.8% for the nine months ended November 30, 2005 to 14.1% for the nine months ended November 30, 2006. The increase in this Segment’s profit dollar amount during both of the current periods is primarily due to the increased level of sales. The decrease in profit as a percentage of sales for the current quarter is primarily due to this Segment’s reduced margin (see discussion above – “Gross Profit – Apparel Segment”).
Critical Accounting Policies and Judgments
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their affect on our more significant estimates and judgments used in preparation of our consolidated financial statements.
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
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within nine months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $5.2 million and $15.4 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2006 as compared to $4.2 million and $10.8 million during the three and nine months ended November 30, 2005, respectively. Sales in foreign countries were not significant for the three and nine months ended November 30, 2006 or the three and nine months ended November 30, 2005.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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
     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or through our ability to carry this deferred tax asset back. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of earnings. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.
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
New Accounting Standards
FIN 48. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.
FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. We do not believe the adoption of FAS 157 will have a significant effect on our consolidated financial position, results of operations, or cash flows.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
FAS 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). Under the provisions of FAS 158, a company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires a company to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. FAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We maintain a Defined Benefit Plan and are currently assessing the impact of the adoption of this statement on our consolidated financial position, results of operations, and cash flows.
SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our financial statements, but we do not currently believe we have any misstatements in our prior year financial statements that would be deemed material under the provisions of SAB 108.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     We are exposed to market risk from changes in interest rates on debt.
     We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $95.0 million at November 30, 2006. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2006 would be approximately $1,000,000.
     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2006 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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
FOR THE PERIOD ENDED NOVEMBER 30, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: December 22, 2006	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: December 22, 2006	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2006
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