Form 10-K
period 2007-02-28
ENNIS, INC.
filed 2007-05-09
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2006 was approximately $518 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2007 was 25,585,451.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE PERIOD ENDED FEBRUARY 28, 2007

PART I
ITEM 1. BUSINESS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products and also manufacture a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States and Canada is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers, and advertising agencies, among others. The company’s apparel business was acquired on November 19, 2004.
     On August 8, 2006, we purchased the outstanding stock of Block Graphics, Inc. (“Block”), a privately held company headquartered in Portland, Oregon for $14.8 million in cash. Block had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth in our print segment through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products (snaps, continuous forms, and cut-sheet forms) as well as the production of envelopes, a new product for the Company.
     On March 31, 2006, we purchased all of the outstanding stock of Specialized Printed Forms, Inc. (“SPF”), a privately held company headquartered in Caledonia, New York and the associated land and buildings for $4.6 million in cash. SPF had sales of $9.2 million for the twelve month period ended July 31, 2005. The acquisition of SPF continues the strategy of growth through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products, long-run (jumbo rolls) products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
     On January 3, 2006, we purchased the outstanding stock of Tennessee Business Forms, Inc. (“TBF”), a privately held company located in Tullahoma, Tennessee, as well as the associated land and buildings from a partnership which leased the facility to TBF. The purchase price of this transaction was $1.2 million. TBF had sales of $2.2 million for the twelve month period ended December 31, 2005. The acquisition of TBF continues the Ennis strategy of growth through acquisition of complimentary manufactured products to further service our existing customer base. The acquisition added additional short-run print products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.
     In addition to the foregoing, we purchased: 1) all the outstanding stock of Alstyle Apparel (“Alstyle”), an active-wear apparel company, on November 19, 2004, for approximately $246.0 million (8,803,583 shares of Ennis Common Stock, plus $2.9 million in cash, plus debt assumed of approximately $98.1 million), 2) Royal Business Forms, Inc. (“Royal”), a short-run print products and solutions provider, on November 1, 2004, for approximately $3.7 million (178,000 shares of Ennis Common Stock), and 3) Crabar/GBF, Inc. (“Crabar”), a high-quality medium and short-run print products and solutions provider, on June 30, 2004, for approximately $18.0 million ($6.5 million in cash plus debt assumed of approximately $11.5 million).
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 14 of the notes to our consolidated financial statements beginning on page F-26 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, representing approximately 56%, 57%, and 85% of our consolidated net sales for the fiscal years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal™, Block™, Specialized Printed Forms™, TBF/Avant-Garde™, 360º Custom Labels™, Enfusion™, Witt Printing™ and Calibrated Forms™. The Print Segment also sells the Adams-McClure™ brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & Label™ (which provides tags and labels, promotional products and advertising concept products); GenForms™ (which provides short-run and long-run label production) and Northstar® and GFS™ (which provide financial and security documents).
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
     There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations, such as Cenveo and their resale brand known as: PrintXcel, Discount Label and Printegra. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.
     Distribution of business forms and other business products throughout the United States is primarily done through independent dealers, including business forms distributors, stationers, printers, computer software developers, and advertising agencies.
     Raw materials of the Print Segment principally consist of a wide variety of weights, widths, colors, sizes, and qualities of paper for business products purchased from a number of major suppliers at prevailing market prices.
     Business products usage in the printing industry is generally not seasonal. General economic conditions and contraction of the traditional business forms industry are the predominant factor in quarterly volume fluctuations.
Apparel Segment
     The Apparel Segment represented approximately 44%, 43%, and 15% of our consolidated net sales for the fiscal years ended February 28, 2007, February 28, 2006, and February 28, 2005, respectively. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 95% of Alstyle’s revenues are derived from t-shirt sales, and 92% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
     Alstyle is headquartered in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships a small amount of their dyed and cut product to El Salvador and Costa Rica for sewing. After sewing and packaging is completed, product is shipped to one of Alstyle’s seven distribution centers located across the United States and in Canada.
     Alstyle utilizes a customer-focused internal sales team comprised of 20 sales representatives assigned to specific geographic territories in the United States and Canada. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately half their time in the field.
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are to direct customer branded products, and the remainder relates to private label and re-label programs. Generally, sales to screen printers and mass marketers are driven by the availability of competitive products and price considerations, which drive our requirements for inventory levels of our various products, while sales in the private label business are characterized by slightly higher customer loyalty.
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
     Distribution of the Apparel Segment’s products is through Alstyle’s own staff of sales representatives and regional distribution centers selling to local distributors who resell to retailers, or directly to screen printers, embellishers, retailers and mass marketers.
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase more than 70% of our cotton and yarn from one supplier. Reference is made to — “Risk Factors” of this Report.
Patents, Licenses, Franchises and Concessions
     The Company does not have any significant patents, licenses, franchises, or concessions.

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
Customers
     No single customer accounts for as much as five percent of consolidated net sales.
Backlog
     At February 28, 2007, the Company’s backlog of orders believed to be firm was approximately $18,658,000 as compared to approximately $19,482,000 at February 28, 2006.
Research and Development
     While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2007.
Environment
     We are subject to various federal, state, and local environment laws and regulations concerning, among other things, wastewater discharges, air emissions and solid waste disposal. Our manufacturing processes do not emit substantial foreign substances into the environment. We do not believe that our compliance with federal, state, or local statutes or regulations relating to the protection of the environment has any material effect upon capital expenditures, earnings or our competitive position. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations, and permits applicable to our operations cannot be determined.
Employees
     At February 28, 2007, the Company had approximately 6,383 employees. Approximately 3,139 of the employees are in Mexico and approximately 25 employees are in Canada. Of the USA employees, approximately 449 were represented by three unions, under seven separate contracts expiring at various times. Of the employees in Mexico, two unions represent substantially all employees with contracts expiring at various times.
Available Information
     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on its website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings are also available through the SEC’s website, www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable assets acquired. At February 28, 2007, our goodwill and other intangible assets were approximately $178.3 million and $83.3 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2007, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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
     As of February 28, 2007, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, material shortages, or an increase in transportation costs, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 70% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
     Alstyle generally acquires its cotton yarn under short-term purchase orders with its suppliers, and has exposure to swings in cotton market prices. Alstyle does not use derivative instruments, including cotton option contracts, to manage its exposure to movements in cotton market prices. Alstyle may use such derivative instruments in the future. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. However, any significant increase in the price of cotton or shortages in the availability of cotton as the result of farmers switching to alternative crops, such as corn, could have a material adverse effect on our results of operations.
     Freight costs also represent a significant cost to our apparel company. We incur freight costs associated with the delivery of yarn to our manufacturing facility in Anaheim, CA. We also incur freight costs associated with transporting our knit and dyed products to Mexico and our final sewn products from Mexico to our various distribution centers. Any significant increase in transportation costs due to increased fuel costs, etc. could have a material impact on our reported apparel margins.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected prices increases, or material shortages, etc. could have a material adverse effect on our operating results.
Alstyle faces intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.
     Demand for Alstyle’s products is dependent on the general demand for shirts and the availability of alternative sources of supply. Alstyle’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.

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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 12% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on our operations.
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
     All of the Print Segment properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Anaheim, California); and printed and electronic promotional media (Denver, Colorado and Dallas, Texas); financial forms and other business products. The Apparel Segment properties are used for the manufacturing or distribution of T-shirts and other activewear apparel.
     The plants are being operated at normal productive capacity. Productive capacity fluctuates with market demands and depends upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given time, these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.
     All of the foregoing facilities are considered to be in good condition. The Company does not anticipate that substantial expansion, refurbishing or re-equipping will be required in the near future.
     All of the rented property is held under leases with original terms of two or more years, expiring at various times from March 2007 through April 2012. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

     The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Milwaukee, Wisconsin	Sales Office	—	300
Knoxville, Tennessee	Manufacturing	48,057	—
Ft, Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Two Manufacturing Facilities	—	186,330
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Three Manufacturing Facilities	—	63,750
Bellville, Texas	Manufacturing	70,196	—
Denver, Colorado	Four Manufacturing Facilities	—	126,505
Dallas, Texas	Held for sale	82,400	—
San Antonio, Texas	Manufacturing	47,426	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	42,500
Arden Hills, Minnesota	Warehouse	—	31,684
Lakewood, New York	Administrative Offices	—	650
Nevada, Iowa	Manufacturing	232,000	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing	201,000	—
Dayton, Ohio	Vacant	—	5,526
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	74,340
Arlington, Texas	Manufacturing and Warehouse	88,235	33,120
Mechanicsburg, Pennsylvania	Warehouse	—	7,500
Sacramento, California	Administrative Offices	—	414
Tullahoma, Tennessee	Manufacturing	24,950	—
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Sparks, Nevada	Manufacturing	—	18,589

		2,188,734	618,208

Apparel Segment
Anaheim, California	Office and Distribution Center	—	200,000
Anaheim, California	Manufacturing*	—	450,315
Chicago, Illinois	Distribution Center	—	120,000
Atlanta, Georgia	Distribution Center	—	31,958
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Ensenada, Mexico	Two Manufacturing Facilities	112,622	53,820
Ensenada, Mexico	Car Parking	—	22,000
Ensenada, Mexico	Warehouse	—	2,583
Hermosillo, Mexico	Administrative Offices	—	215
Hermosillo, Mexico	Three Manufacturing Facilities	—	126,263
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		112,622	1,209,477

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,338,656	1,827,685

*	Apparel Segment — 150,000 square feet of the manufacturing facilities in Anaheim, California is subleased.

ITEM 3. LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
     Our common stock, par value $2.50, is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth for the periods indicated: the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company.

			Common
			Stock Trading
			Volume	Dividends
			(number	per share of
	Common Stock Price Range		of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2007
First Quarter	$20.16	$18.57	6,684	$0.155
Second Quarter	20.87	18.52	6,185	$0.155
Third Quarter	23.37	19.99	6,850	$0.155
Fourth Quarter	27.11	22.19	4,801	$0.155

Fiscal Year Ended February 28, 2006
First Quarter	$17.70	$14.11	5,472	$0.155
Second Quarter	19.27	15.83	6,248	$0.155
Third Quarter	18.17	16.13	5,857	$0.155
Fourth Quarter	20.33	17.34	5,575	$0.155
     The last reported sale price of our common stock on NYSE on April 30, 2007 was $24.45. As of that date, there were approximately 1,239 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time-to-time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate. The Company does not currently have an approved stock repurchase program.
     See Item 12 — “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” section of this Report for information relating to our equity compensation plans.
Stock Performance Graph
     The graph below matches the cumulative 5-year total return of holders of Ennis, Inc.’s common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on February 28, 2002 and tracks it through February 28, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL
Among Ennis, Inc., The S & P 500 Index
And The Russell 2000 Index

* $100 invested on 2/28/02 in stock or index-including reinvestment of dividends. Fiscal year ending February 28.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	2/02	2/03	2/04	2/05	2/06	2/07
Ennis, Inc.	100.00	112.09	174.24	182.78	218.62	292.43
S & P 500	100.00	77.32	107.10	114.57	124.20	139.07
Russell 2000	100.00	77.90	128.08	140.28	163.55	179.70

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2007 and 2006, and for the three years in the period ended February 28, 2007, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2007	2006	2005	2004	2003
		(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$584,713	$559,397	$365,353	$259,360	$240,757
Gross profit	145,937	142,090	90,757	68,548	63,272
SG&A expenses	72,579	70,060	51,159	38,521	37,559
Net earnings	41,601	40,537	22,959	17,951	15,247

Earnings and dividends per share:
Basic	$1.63	$1.59	$1.21	$1.10	$0.94
Diluted	1.62	1.58	1.19	1.08	0.93
Dividends	0.62	0.62	0.62	0.62	0.62

Weighted average shares outstanding:
Basic	25,531	25,453	18,936	16,358	16,285
Diluted	25,759	25,728	19,260	16,602	16,478

Financial Position:
Working capital	$102,269	$94,494	$70,247	$38,205	$39,718
Current assets	151,516	158,455	151,630	63,605	65,012
Total assets	478,228	494,401	497,246	154,043	152,537
Current liabilities	49,247	63,961	81,383	25,400	25,294
Long-term debt	88,971	102,916	112,342	7,800	18,135
Total liabilities	161,825	197,066	225,515	43,461	55,634
Equity	316,403	297,335	271,731	110,582	96,903

Current ratio	3.08 to 1.0	2.48 to 1.0	1.86 to 1.0	2.50 to 1.0	2.57 to 1.0
Long-term debt to equity	.28 to 1.0	.35 to 1.0	.41 to 1.0	.07 to 1.0	.19 to 1.0
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
     You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. In addition, certain statements in this Report, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Ennis. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions;

the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value- added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability could result in an impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements may prove to be inaccurate and speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations

Consolidated	Fiscal Years Ended
Statements of Earnings - Data	2007		2006		2005
Net sales	$584,713	100.0%	$559,397	100.0%	$365,353	100.0%
Cost of goods sold	438,776	75.0	417,307	74.6	274,596	75.2

Gross profit	145,937	25.0	142,090	25.4	90,757	24.8
Selling, general and administrative	72,579	12.4	70,060	12.5	51,159	14.0

Income from operations	73,358	12.6	72,030	12.9	39,598	10.8
Other expense	(6,993)	(1.2)	(8,059)	(1.4)	(2,133)	(0.6)

Earnings before income taxes	66,365	11.4	63,971	11.4	37,465	10.3
Provision for income taxes	24,764	4.2	23,434	4.2	14,506	4.0

Net earnings	$41,601	7.2%	$40,537	7.2%	$22,959	6.3%

Critical Accounting Policies and Judgments
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their affect on our more significant estimates and judgments used in preparation of our consolidated financial statements.
     We maintain a defined-benefit pension plan for employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results.
     Amounts allocated to intangibles are determined based on independent valuations for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether the value has been impaired by events occurring during the fiscal year.
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $20.1 million, $16.4 million and $13.9 million of revenue was recognized under these agreements during fiscal years ended February 28, 2007, 2006, and 2005 respectively.
     Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. In the past, the Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps have been designated as cash flow hedges, and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses. There were no derivatives, swaps or deferred gains or losses at the end of fiscal year 2007 or 2006.
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
     Our inventories are valued at the lower of cost or market. We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated market value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.
     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance we must include an expense within the tax provision in the consolidated statements of earnings. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.
     In addition to the above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self funded. To help us in this evaluation process, we routinely get outside third party assessments of our potential liabilities under each plan.

     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations – Consolidated
     Net Sales. Net sales for fiscal year 2007 were $584.7 million, compared to $559.4 million for fiscal year 2006, an increase of $25.3 million, or 4.5%. The increase in our sales for the period related primarily to an increase in our Apparel Segment sales which increased $21.0 million during the period, or 8.8%. Our Print Segment sales increased by approximately $4.3 million, or 1.3% during the period. See “Results of Operations – Segments” of this Report for further discussion.
     For fiscal year 2006, our net sales increased by approximately $194.0 million, or 53.1%, from $365.4 million for fiscal year 2005 to $559.4 million for fiscal year 2006. Our increase in sales related primarily to the additional sales associated with the acquisition of Alstyle Apparel completed during the later half of fiscal year 2005, as this acquisition provided $181.9 million of our fiscal year 2006 increase, or 94%. The remaining increase related principally to our Print Segment’s acquisitions of Royal and Crabar/GBF, which accounted for an additional $8.0 million and $4.0 million of our fiscal year 2006 increase in sales, respectively.
     Cost of Goods Sold. Our cost of goods sold for fiscal year 2007 was approximately $438.8 million, or 75.0% of sales, compared to $417.3 million, or 74.6% of sales for fiscal year 2006. The increase in our cost of sales, on a dollar-basis relates primarily to our increased sales volume as previously discussed. Our cost of sales, as a percentage of sales, increased primarily as a result of raw material cost increases experienced by both our Print and Apparel Segments during the year and market penetration pricing strategies employed by our Apparel Segment during the later half of fiscal year 2007. As a result, our gross profit margins decreased slightly from 25.4 % in fiscal year 2006 to 25.0% in fiscal year 2007.
     Our cost of goods sold for fiscal year 2006 was $417.3 million compared to $274.6 million for fiscal year 2005. As a percentage of sales, our cost of goods sold was 74.6% and 75.2% for fiscal years 2006 and 2005, respectively. The increase in our cost of goods sold, on a dollar-basis, related primarily to our increased sales volume. The decrease in our cost of goods sold, on a percentage of sales basis, related primarily to a reduction in our cost of sales associated with our Apparel Segment, which is the direct result of various cost saving programs implemented by the Company during fiscal year 2006. As a result, our gross profit margin as a percentage-of-sales increased from 24.8% for fiscal year 2005 to 25.4% for fiscal year 2006.
     Selling, general, and administrative expenses. For fiscal year 2007, our selling, general, and administrative expenses were $72.6 million, or 12.4% of sales, compared to $70.1 million, or 12.5% of sales, for fiscal year 2006. On a dollar basis these expenses increased by $2.5 million or 3.6% and related primarily to our Print Segment acquisitions of Block , SPF, and full year expenses associated with the acquisition of TBF. The decrease in these expenses on a percentage of sales basis is directly related to the fact that our sales increased by 4.5% during the year while these expenses only increased by 3.6%, which is attributable to our continued emphasis on reducing redundant expenses associated with our acquisitions and general economies of sales associated with higher revenues.
     For fiscal year 2006, our selling, general, and administrative expenses increased approximately $18.9 million, or 36.9%, from $51.2 million for fiscal year 2005 to $70.1 million for fiscal 2006. While up on a dollar-basis, due to our acquisitions in fiscal year 2005, these expenses as a percentage of sales basis decreased from 14.0% in fiscal year 2005 to 12.5% in fiscal year 2006. This decrease results primarily from our continued emphasis on reducing redundant expenses associated with our acquisitions and general economies of scale associated with our increased revenues.
     Income from operations. Our income from operations for the year increased from $72.0 million, or 12.9% of sales for fiscal year 2006, to $73.4 million, or 12.5% for fiscal year 2007. The slight decrease as a percentage of sales basis related primarily to the reduction in the gross profit margin during the year as discussed above.
     Our earnings from operations for fiscal year 2006 increased by approximately $32.4 million, or 81.8%, from operational earnings of $39.6 million in fiscal year 2005 to operational earnings of $72.0 million in fiscal year 2006.

As a percentage of sales, our operational earnings increased from 10.8% in fiscal 2005 to 12.9% in fiscal year 2006. The increase in our operational earnings during fiscal year 2006 related primarily to the increase in our sales during the year due to our acquisition of Alstyle Apparel in fiscal year 2005.
     Other income and expense. For fiscal year 2007, our other expense decreased by approximately $1.1 million, from $8.1 million for fiscal year 2006 to $7.0 million for the current period. The decrease during the current period related primarily to a reduction in our interest expense which resulted from decreased levels of outstanding debt. Our interest expense decreased from $8.3 million to $6.9 million for fiscal years 2006 and 2007, respectively.
     For fiscal year 2005 and 2006, our other income and expense changed approximately $6.0 million, from $2.1 million to $8.1 million, respectively. The increase during fiscal year 2006 related primarily to increased interest expense which increased from $2.8 million in fiscal year 2005 to approximately $8.3 million in fiscal year 2006. The increased interest expense during fiscal 2006 related primarily our increased levels of outstanding debt during fiscal 2006 which was directly related to our acquisition of Crabar/GBF and Alstyle Apparel in June 2004 and November 2004, respectively.
     Provision for income taxes. Our effective tax rates were 37.3% and 36.6% for fiscal years 2007 and 2006, respectively. The increase in our overall effective tax rate during the current period related primarily to an increase in our effective foreign and state income tax rates.
     Our effective tax rates for fiscal years 2006 and 2005 were 36.6% and 38.7%, respectively. The decrease in our effective tax rate during 2006 over the comparable prior year related primarily to an increase in our foreign income tax credit and the American Jobs Creation Act credit.
     Net earnings. As a result of the above factors, our net earnings increased from approximately $40.5 million, or 7.2% of sales for fiscal year 2006 to $41.6 million, or 7.1% of sales for fiscal year 2007. Basic earnings per share increased from earnings of $1.59 per share for fiscal year 2006 to $1.63 for fiscal year 2007. Diluted earnings per share increased from earnings of $1.58 per share for fiscal year 2006 to $1.62 for fiscal year 2007, or an increase of 2.5%.
     Our net earnings increased by approximately $17.5 million, or 76.1%, from earnings of $23.0 million, or 6.3% of sales in fiscal 2005, to $40.5 million, or 7.2% of sales in fiscal year 2006. Basic earnings per share increased from earnings of $1.21 per share to $1.59 per share in fiscal years 2005 and 2006, respectively. Diluted earnings per share increased from earnings of $1.19 per share to $1.58 per share in fiscal years 2005 and 2006, respectively. The increase in our earnings and earnings per share during fiscal year 2006 related primarily to the additional earnings derived from Alstyle Apparel which was acquired in November 2004.
Results of Operations – Segments

	Fiscal year ending
Net Sales by Segment (in thousands)	2007	2006	2005
Print	$325,679	$321,410	$309,308
Apparel	259,034	237,987	56,045

Total	$584,713	$559,397	$365,353

     Print Segment. The print segment net sales represented 55.7%, 57.5%, and 84.7% of our consolidated net sales for fiscal years 2007, 2006, and 2005, respectively.
     Our net sales for the Print Segment were approximately $325.7 million for fiscal year 2007 compared to approximately $321.4 million for fiscal year 2006, or an increase of $4.3 million, or 1.3%. The increase in the Print Segment’s net sales for the fiscal year 2007 is primarily due to our acquisitions of SPF, TBF and Block which added approximately $32.0 million to our print sales during the current year. This increase was offset by the loss of two large customers, which we ceased doing business with during the fourth quarter of fiscal year 2006 and second quarter of fiscal year 2007, respectively. This loss amounted to approximately $19.6 million in lost revenues this fiscal year. We realized our decision to cease doing business with these large customers would most likely impact our top-line revenue in the short-term; however, given the gross profit margins afforded by these customers, this was a business decision that needed to be made and one that on a bottom-line basis would prove beneficial to our shareholders. In addition, due to the contracting nature of the print industry, our traditional print plants saw their sales decline by $8.1 million or 2.8% during the year.
     Our net sales for the Print Segment were approximately $321.4 million for fiscal year 2006 compared to approximately $309.3 million for fiscal year 2005, or an increase of $12.1 million, or 3.9%. The increase in our fiscal year 2006 Print Segment sales related principally to our acquisition of Crabar/GBF and Royal in June 2004 and November 2004, respectively, which accounted for $11.9 million of this Segment’s fiscal year 2006 sales increases. The sales in the Print Solutions Group during fiscal year 2006 were negatively impacted by the closing of our Edison and Medfield plants by approximately $3.6 million. While the closing of these plants negatively impacted our sales during the current period, it had a positive impact of our operational results for the period.
     Apparel Segment. The Apparel Segment net sales represented 44.3%, 42.5% and 15.3% of our consolidated net sales for fiscal years 2007, 2006 and 2005 respectively.
     Our fiscal year 2007 net sales for the Apparel Segment was approximately $259.0 million compared to approximately $238.0 million for fiscal year 2006, or an increase of $21.0 million, or 8.8%. The increase in the Apparel Segment’s net sales was primarily due to increased volume associated with new customers, which is attributable to our market penetration pricing strategies, which contributed to growth in the third and fourth quarter.
     For fiscal year 2005, our Apparel Segment net sales were approximately $56.0 million. Annualizing this Segment’s fiscal year 2005 revenues would arrive at a comparable full-year sales figure of approximately $202.5 million, which would correlate in a full year 2006 over year 2005 sales increase of approximately $35.5 million, or 17.5%. Alstyle Apparel was acquired November 19, 2004 and formed our Apparel Segment. As such, Apparel net sales were included for approximately a quarter in our fiscal year 2005 results. Historically, our third and fourth quarters have been this group’s lowest quarters, and conversely, our first and second quarters have been the Segment’s highest revenue quarters.

	Fiscal year ending
Gross Profit by Segment (in thousands)	2007	2006	2005
Print	$81,986	$79,859	$78,521
Apparel	63,951	62,231	12,236

Total	$145,937	$142,090	$90,757

     Print Segment. Our Print Segment’s gross profit increased approximately $2.1 million, or 2.7% and $1.3 million, or 1.7% for fiscal years 2007 and 2006, respectively. As a percentage of sales, our gross profit was 25.2%, 24.8% and 25.4% for fiscal years 2007, 2006 and 2005, respectively. Our gross profit during fiscal year 2006 was impacted by the decrease in margins at our Adams McClure facility, which related primarily to operational performance issues encountered in executing several large promotional contracts. This conversely had a positive impact on our margins during fiscal year 2007 when we exited these contracts in the later half of fiscal year 2006 and the first half of fiscal year 2007.
     Apparel Segment. Our Apparel Segment’s gross profit increased approximately $1.7 million, or 2.7% for fiscal year 2007 as a result of increased sales. Our Apparel Segment’s gross profit increased $50.0 million for fiscal year 2006. As previously discussed, this segment’s results for fiscal year 2005 were only for a portion of the year (since November 19, 2004). As a percentage of sales, our gross profit was 24.7%, 26.1% and 21.8% for fiscal years 2007, 2006 and 2005, respectively. Our Apparel Segment’s gross profit as a percentage of sales decreased during fiscal year 2007 due to raw material cost increases and the inability to pass these through to the marketplace, lower absorption of fixed costs and manufacturing costs due to lower manufacturing levels, and market penetration pricing strategies employed during the third and fourth quarters of this fiscal year which drove higher sales. In addition, our margins during the current period were impacted by a lower manufacturing absorption factor as we reduced our apparel inventory levels during the year by over $10 million. While the aforementioned factors had a negative impact on our apparel margins this year, they in turn had a positive impact on our apparel margins last year. Our Apparel Segment’s gross profit as a percentage of sales increased during fiscal year 2006 primarily as a result of the following factors: 1) favorable product mix, 2) reduced material costs, 3) improved manufacturing processes which resulted in manufacturing efficiencies and 4) inventory reserves.

	Fiscal year ending
Profit by Segment (in thousands)	2007	2006	2005
Print	$46,077	$45,121	$45,678
Apparel	33,321	30,085	3,575

Total	79,398	75,206	49,253
Less corporate expenses	13,033	11,235	11,788

Earnings before income taxes	$66,365	$63,971	$37,465

     Print Segment. Our Print Segment’s profit increased approximately $1.0 million, or 2.1% for fiscal year 2007 primarily as a result of our acquisitions of Specialized Printed Forms and Block Graphics, Inc. Our Print Segment’s profit for fiscal year 2006 decreased by approximately $0.6 million, or 1.2% from fiscal year 2005. As a percent of sales, this Segment’s profits were 14.1%, 14.0%, and 14.8% for fiscal years 2007, 2006 and 2005, respectively. This Segment’s profits during fiscal year 2006, as discussed previously, was impacted by operational performance issues encountered by our Adams McClure plant in executing several large contracts. We exited these contracts during the later part of fiscal year 2006 and the first part of fiscal year 2007, which as indicated above had a positive impact of this segment’s operational profits during the current fiscal year.
     Apparel Segment. Our Apparel Segment’s profit increased approximately $3.2 million, or 10.6% for fiscal year 2007 primarily due to increased sales. Our Apparel Segment’s profit increased $26.5 million for fiscal year 2006. As previously discussed, this Segment’s fiscal year 2005 results were only for a portion of the year (since November 19, 2004). As a percent of sales, this Segment’s profits were 12.9%, 12.6%, and 6.4% for fiscal years 2007, 2006 and 2005, respectively. During the current year, while this segment’s gross margins were down slightly due to the factors previously mentioned, we were able to successfully leverage increased sales volume to bring increased profits to our bottom-line, as evidenced by the fact that sales increased by 8.8% for the year but profits increased 10.6% for the year. The majority of the improvement in profit as a percent of sales for fiscal year 2006 as compared to fiscal year 2005 came through improvements in this segment’s manufacturing performance as discussed previously; the remainder came through operational improvements which reduced expense.
Liquidity and Capital Resources

	February 28,	February 28,
(Dollars in thousands)	2007	2006	Change
Working Capital	$102,269	$94,494	8.2%
Cash and cash equivalents	$3,582	$13,860	-74.2%
     Working Capital. Our working capital increased by approximately $7.8 million, or 8.2% from $94.5 million at February 28, 2006 to $102.3 million at February 28, 2007. The increase in our working capital during the period related primarily to an increase in our accounts receivable and prepaid expenses of $6.8 million, and a decrease in the current portion of our long-term debt of $11.0 million, which related primarily to a $10.0 million payment on the former Alstyle shareholder notes. This was offset by a reduction in our cash of $10.3 million. As a result, our current ratio, calculated by dividing our current assets by our current liabilities increased from 2.5-to-1.0 at February 28, 2006 to 3.1-to-1.0 at February 28, 2007.
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

	Fiscal year ending
(Dollars in thousands)	2007	2006	Change
Net Cash provided by operating activities	$49,517	$47,427	4.4%
Net Cash used in investing activities	$(19,825)	$(9,942)	99.4%
Net Cash used in financing activities	$(39,978)	$(34,895)	14.6%
     Cash flows from operating activities. Cash provided by our operating activities increased by $2.1 million, or 4.4% to $49.5 million for fiscal year 2007 as compared to $47.4 million for fiscal year 2006. This increase is primarily attributable to better management of inventory levels at our Apparel Segment through improved forecasting techniques. This resulted in a $10 million reduction in our finished goods inventory levels at this operation, as well as the improved overall management of receivables and payables during the current year when compared to 2006 offset by the reduction of accounts receivable sold to factoring companies.
     Cash flows from investing activities. Cash used for our investing activities increased by $9.9 million, or 99.4% to $19.8 million for fiscal year 2007 as compared to $9.9 million for fiscal year 2006. The increase in cash used during the current period related primarily to acquisitions of businesses of $17.6 million, offset by reduced expenditures for capital equipment of $5.0 million and from the disposal of certain property and equipment (primarily the Medfield property) which provided an additional $2.8 million in cash during the year.
     Cash flows from financing activities. We used $5.1 million more in cash associated with our financing activities in 2007 when compared to the same period last year. We borrowed $6.6 million more and paid down $12.1 million more on our outstanding debt during 2007 when compared to the same period last year. This difference related primarily to the acquisition of Block on August 8, 2006, which was $14.8 million and was financed through these borrowings.
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.12%), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of February 28, 2007, we had $88.5 million of borrowings under the revolving credit line and $3.9 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $57.6 million. The Facility is secured by substantially all of our assets.
     During fiscal year 2007, we repaid $29.0 million on the revolver and $11.6 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     Alstyle continues to sell a substantial portion of its accounts receivable to factors (fiscal year 2007 – 53%) based upon agreements in place with these factors. We will continue with our plans to reduce the amount of receivables we factor each year through the utilization of our existing bank line or from working capital generated by Alstyle over the next couple years.
     Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our next fiscal year. We made contributions of $3 million to our pension plan during fiscal year 2007.
     In addition, during fiscal year 2007, we adopted Statement of Financial Accounting Standards No. 158 (“FAS 158”), Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. See Note 11 in the Notes to our Consolidated Financial Statements with respect to the impact related to the adoption of FAS 158.

     Inventories – We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices, but do not require minimum volume) with paper and yarn suppliers continue to be in effect.
     Capital Expenditures – We expect our capital requirements for 2008, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $5.0 million and $7.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2006 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2007 (in thousands).

						2012 to
	Total	2008	2009	2010	2011	2017
Debt:
Revolving credit facility	$88,500	$—	$—	$—	$88,500	$—
Notes to finance companies	314	314	—	—	—	—
Capital leases	784	326	248	210	—	—
Other	25	12	13	—	—	—

Debt subtotal	89,623	652	261	210	88,500	—
Interest on capital leases	54	32	17	5	—	—

Debt and interest total	89,677	684	278	215	88,500	—

Other contractual commitments:
Estimated pension benefit payments	34,899	3,080	2,612	2,555	3,499	23,153
Letters of credit	3,938	3,938	—	—	—	—
Operating leases	18,286	7,252	6,062	2,755	1,765	452

Total other contractual commitments	57,123	14,270	8,674	5,310	5,264	23,605

Total	$146,800	$14,954	$8,952	$5,525	$93,764	$23,605

New Accounting Pronouncements
FIN 48. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We have completed a substantial analysis of FIN 48, except for the effects of transfer pricing of transactions between United States and foreign subsidiaries, and therefore, we have not completed our analysis and determined whether an adjustment will be required.
SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not have any misstatements in our prior year financial statements that would be deemed material under the provisions of SAB 108 and therefore, have made no adjustment.

FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. We are currently assessing the impact of FAS 157 on our consolidated financial position, results of operations, or cash flows.
FAS 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 106, and 132(R)”, (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted this statement at the end of fiscal year 2007. See Note 11 in the Notes to our Consolidated Financial Statements for additional information with respect to the impact associated with our adoption of FAS 158.
FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently assessing the impact of FAS 159 on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $88.5 million at February 28, 2007. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2007 would be approximately $0.9 million.
Foreign Exchange
     We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of shareholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations.
     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth following the signature page of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No matter requires disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of February 28, 2007 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The financial statements, financial analysis and all other information in this Annual Report on Form 10-K were prepared by management, who is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.
     The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of the Company’s assets that could have a material effect on the financial statements.
     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
     Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 28, 2007, the Company’s internal control over financial reporting is effective.
     Grant Thornton, LLP, an independent registered public accounting firm, has audited the financial statements of the Company for the fiscal year ended February 28, 2007 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007. Their report is presented on page F-3 of this Report.
ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders.
     In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple new regulations, requiring the implementation of policies and procedures in the corporate governance area. In complying with new regulations requiring the institution of policies and procedures, it has been the goal of the Ennis Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Ennis’ unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.ennis.com, and a copy will be mailed upon request to Ms. Sharlene Andrews at 2441 Presidential Parkway, Midlothian, TX 76065. If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders.
     The following table provides information about securities authorized for issuance under the Company’s equity compensation plans.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the security holders (1)	593,432	$11.08	381,958
Equity compensation plans not approved by security holders	—	—	—

Total	593,432	$11.08	381,958

(1)	Includes the 1998 Option and Restricted Stock Plan, amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. Includes 39,919 shares of restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as a part of the report:
(1)	Index to Consolidated Financial Statements of the Company

An “Index to Consolidated Financial Statements” has been filed as a part of this Report beginning on page F-1 hereof.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements of the Registrant or the notes thereto.

(3)	Exhibits

An “Index to Exhibits” has been filed as a part of this Report beginning on page E-1 and is herein incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENNIS, INC.
Date: May 9, 2007	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 9, 2007	BY:	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Secretary and Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 9, 2007	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman

Date: May 9, 2007	BY:	/s/ RONALD M. GRAHAM
Ronald M. Graham, Director

Date: May 9, 2007	BY:	/s/ JAMES B. GARDNER
James B. Gardner, Director

Date: May 9, 2007	BY:	/s/ HAROLD W. HARTLEY
Harold W. Hartley, Director

Date: May 9, 2007	BY:	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 9, 2007	BY:	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 9, 2007	BY:	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 9, 2007	BY:	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 9, 2007	BY:	/s/ JAMES C. TAYLOR
James C. Taylor, Director

ENNIS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries as of February 28, 2007 and 2006 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 8 to the consolidated financial statements, the Company has adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006. As discussed in Note 11 to the consolidated financial statements, the Company also adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective February 28, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ennis, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 9, 2007 expressed an unqualified opinion on both management’s assessment of Ennis, Inc.’s internal control over financial reporting and on the effectiveness of Ennis, Inc.’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas May 9, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ennis, Inc. (a Texas corporation) and subsidiaries maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Ennis, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Ennis, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 28, 2007 and 2006 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2007 and our report dated May 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas May 9, 2007

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 28,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$3,582	$13,860
Accounts receivable, net of allowance for doubtful receivables of $2,698 at February 28, 2007 and $3,001 at February 28, 2006	47,285	41,686
Prepaid expenses	5,628	4,425
Inventories	85,696	89,155
Deferred income taxes	7,444	6,935
Assets held for sale	1,881	2,394

Total current assets	151,516	158,455

Property, plant and equipment, at cost
Plant, machinery and equipment	127,521	120,456
Land and buildings	40,680	38,038
Other	22,506	20,292

Total property, plant and equipment	190,707	178,786
Less accumulated depreciation	127,650	114,983

Net property, plant and equipment	63,057	63,803

Goodwill	178,314	178,280
Trademarks and tradenames, net	63,052	61,941
Customer lists, net	20,287	21,632
Deferred finance charges, net	1,382	1,390
Prepaid pension asset	—	8,277
Other assets	620	623

Total assets	$478,228	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	February 28,
	2007	2006
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$25,597	$26,589
Accrued expenses
Employee compensation and benefits	15,799	17,250
Taxes other than income	611	1,488
Federal and state income taxes payable	973	2,490
Other	5,615	4,524
Current installments of long-term debt	652	11,620

Total current liabilities	49,247	63,961

Long-term debt, less current installments	88,971	102,916
Liability for pension benefits	2,702	—
Deferred income taxes	19,603	28,172
Other liabilities	1,302	2,017

Total liabilities	161,825	197,066

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value. authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2007 and 2006	75,134	75,134
Additional paid in capital	122,305	122,922
Retained earnings	207,190	181,423
Accumulated other comprehensive income (loss):
Foreign currency translation	25	460
Minimum pension liability	(7,396)	—

	(7,371)	460

	397,258	379,939

Treasury stock
Cost of 4,475,962 shares in 2007 and 4,574,329 shares in 2006	(80,855)	(82,604)

Total shareholders’ equity	316,403	297,335

Total liabilities and shareholders’ equity	$478,228	$494,401

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2007	2006	2005
Net sales	$584,713	$559,397	$365,353
Cost of goods sold	438,776	417,307	274,596

Gross profit	145,937	142,090	90,757

Selling, general and administrative	72,579	70,060	51,159

Income from operations	73,358	72,030	39,598

Other income (expense)
Interest expense	(6,936)	(8,331)	(2,755)
Other income (expense), net	(57)	272	622

	(6,993)	(8,059)	(2,133)

Earnings before income taxes	66,365	63,971	37,465

Provision for income taxes	24,764	23,434	14,506

Net earnings	$41,601	$40,537	$22,959

Weighted average common shares outstanding
Basic	25,530,732	25,452,582	18,935,533

Diluted	25,758,948	25,728,299	19,259,550

Per share amounts
Net earnings — basic	$1.63	$1.59	$1.21

Net earnings — diluted	$1.62	$1.58	$1.19

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED 2005, 2006, AND 2007
(Dollars in thousands, except share and per share amounts)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2004	21,249,860	$53,125	$126	$145,653	$(114)	(4,856,626)	$(88,208)	$110,582
Net earnings	—	—	—	22,959	—	—	—	22,959
Foreign currency translation					5			5
Unrealized gain on derivative instruments, net					115			115

Comprehensive income								23,079
Dividends declared ($.62 per share)	—	—	—	(11,574)	—	—	—	(11,574)
Shares issued in acquisitions	8,803,583	22,009	123,514	—	—	177,458	3,700	149,223
Exercise of stock options	—	—	—	(372)	—	43,850	795	423
Treasury stock purchases	—	—	—	—	—	(126)	(2)	(2)

Balance February 28, 2005	30,053,443	75,134	123,640	156,666	6	(4,635,444)	(83,715)	271,731
Net earnings	—	—	—	40,537	—	—	—	40,537
Foreign currency translation					455			455
Unrealized loss on derivative instruments, net					(1)			(1)

Comprehensive income								40,991
Dividends declared ($.62 per share)	—	—	—	(15,780)	—	—	—	(15,780)
Exercise of stock options	—	—	(718)	—	—	79,369	1,434	716
Treasury stock purchases	—	—	—	—	—	(18,254)	(323)	(323)

Balance February 28, 2006	30,053,443	75,134	122,922	181,423	460	(4,574,329)	(82,604)	297,335
Net earnings	—	—	—	41,601	—	—	—	41,601
Foreign currency translation					(435)			(435)

Comprehensive income								41,166
Adjustment to initially apply FAS 158, net of tax					(7,396)			(7,396)
Dividends declared ($.62 per share)	—	—	—	(15,834)	—	—	—	(15,834)
Excess tax benefit of stock option exercises	—	—	169	—	—	—	—	169
Stock based compensation	—	—	302	—	—	—	—	302
Exercise of stock options	—	—	(1,088)	—	—	98,367	1,749	661

Balance February 28, 2007	30,053,443	$75,134	$122,305	$207,190	$(7,371)	(4,475,962)	$(80,855)	$316,403

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$41,601	$40,537	$22,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,670	15,474	10,367
Amortization of deferred financing charges	451	495	242
Amortization of trademarks and customer lists	1,957	2,337	709
Gain on the sale of equipment	(258)	(188)	(316)
Bad debt expense	1,390	317	893
Stock based compensation	302	—	—
Excess tax benefit of stock option exercises	(169)	—	—
Deferred income taxes	(4,963)	456	(833)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(3,762)	4,633	(2,922)
Prepaid expenses	(1,225)	761	(1,315)
Inventories	5,797	(9,332)	(3,958)
Other current assets	—	334	(2,084)
Prepaid pension asset/liability for pension benefits	3,255	6	(735)
Other liabilities	(734)	1,144	(1,403)
Other assets	(482)	(2,320)	5,078
Accounts payable and accrued expenses	(8,313)	(7,227)	(6,640)

Net cash provided by operating activities	49,517	47,427	20,042

Cash flows from investing activities:
Capital expenditures	(4,999)	(9,040)	(6,143)
Purchase of businesses, net of cash acquired	(17,637)	(1,196)	(115,429)
Proceeds from disposal of plant and property	2,811	294	481

Net cash used in investing activities	(19,825)	(9,942)	(121,091)

Cash flows from financing activities:
Borrowings on debt	15,647	9,000	114,200
Repayment of debt	(40,621)	(28,508)	(6,375)
Dividends	(15,834)	(15,780)	(11,574)
Purchase of treasury stock	—	—	(2)
Proceeds from exercise of stock options	661	393	423
Excess tax benefit of stock option exercises	169	—	—

Net cash provided by (used in) financing activities	(39,978)	(34,895)	96,672

Effect of exchange rate changes on cash	8	576	4
Net change in cash and cash equivalents	(10,278)	3,166	(4,373)
Cash and cash equivalents at beginning of period	13,860	10,694	15,067

Cash and cash equivalents at end of period	$3,582	$13,860	$10,694

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
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2007, February 28, 2006 and February 28, 2005 (fiscal years ended 2007, 2006, and 2005, respectively).
Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. At February 28, 2007, the Company had $993,000 in Mexican and $460,000 in Canadian bank accounts.
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
Select trade accounts receivable are sold by the Company to various factors on both non-recourse and recourse bases. These transactions are accounted for as a sale of financial assets if sold without recourse and a secured borrowing if sold with recourse. Advances may be paid at the Company’s request on receivables not yet collected by the factors.
Inventories. With the exception of approximately one third of the raw materials of its print segment, inventories valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2007 and 2006, approximately 6.24% and 6.65% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices.
Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period presently considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for plant machinery and equipment and 10 to 40 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property. At February 28, 2007, the Company had property, plant and equipment of approximately $1.9 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land held for sale as well as equipment, which is expected to be sold during fiscal year 2008. At February 28, 2006, the Company had property, plant and equipment of approximately $2.4 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land held for sale which was sold in June 2006. See Note 16 – Assets Held For Sale for further discussion.
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
(1) Significant Accounting Policies and General Matters-continued
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
Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair value because of the short maturity of these instruments. Long-term debt as of fiscal years ended 2007 and 2006 approximates its fair value as the interest rate is tied to market rates.
Deferred Finance Charges. The Company accounts for deferred finance charges in connection with its revolving and term credit facility. The costs associated with the debt are amortized using the straight-line method over the term of the facility. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.
Derivative Financial Instruments. Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. In the past, the Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps have been designated as cash flow hedges and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument is recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses. There were no derivatives, swaps or deferred gains or losses at the end of fiscal year 2007 or 2006.
Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $20,147,000, $16,395,000, and $13,945,000 of revenue was recognized under these arrangements during fiscal years 2007, 2006, and 2005 respectively.
Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1,905,000, $1,559,000 and $1,628,000, during the fiscal years ended 2007, 2006 and 2005, respectively. Included in advertising expense is amortization related to direct response advertising of $703,000, $622,000 and $454,000 for the fiscal years ended 2007, 2006 and 2005, respectively. Unamortized direct advertising costs included in other current assets at fiscal years ended 2007 and 2006 were $529,000 and $379,000, respectively.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
Earnings Per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal year ended 2006, 61,619 of options were not included in the diluted earnings per share computation because their effect was anti-dilutive. No shares were anti-dilutive for either fiscal year 2007 or 2005.
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) includes adjustments of the changes in the fair value of the Company’s cash flow hedge, foreign currency translation and pension plan. Amounts charged directly to shareholders’ equity related to the Company’s interest rate swap and pension plan are included in “other comprehensive income.” Adjustments resulting from the translation of the financial statements of our Mexican and Canadian operations are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income (loss).
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other income (expense), net as incurred.
Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Shipping and Handling Costs. In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records amounts billed to customers for shipping and handling costs in net sales and related costs are included in cost of goods sold.
Stock Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), effective March 1, 2006. FAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 1.1%) over the requisite service period of the individual grants, which generally equals the vesting period. For the fiscal year ended February 28, 2007, in accordance with FAS 123R, the Company recorded stock based compensation expense of approximately $302,000, and related tax benefit of $112,000, related to this stock based compensation. For a further discussion of the impact of FAS 123R on the results of our financial statements, see Note 8, “Stock Option Plans and Stock Based Compensation.”
Prior to March 1, 2006, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (FAS 123). In accordance with the provisions of FAS 123, the Company accounted for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (APB 25) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The Company has elected to utilize the modified prospective transition method for adopting FAS 123R. Under this method, the provisions of FAS 123R apply to all awards granted or modified after the date of adoption and any unvested awards outstanding at the date of adoption.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1) Significant Accounting Policies and General Matters-continued
The accompanying consolidated statements of earnings for fiscal year 2006 and 2005 were not restated since the Company elected not to use the retrospective application method under FAS 123R. A summary of the effect on net earnings and earnings per share for fiscal years 2006 and 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to share-based compensation for all outstanding and nonvested stocks options and restricted shares is as follows (in thousands except per share amounts):

	2006	2005
Net earnings as reported	$40,537	$22,959
Deduct: Stock-based employee compensation expense not included in reported earnings, net of related tax effect of $85 and $29, respectively	(134)	(47)

Pro forma earnings	$40,403	$22,912

Net earnings per share
Basic — as reported	$1.59	$1.21

Basic — pro forma	$1.59	$1.21

Diluted — as reported	$1.58	$1.19

Diluted — pro forma	$1.57	$1.19

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense over the vesting period.
New Accounting Pronouncements
FIN 48. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company has completed a substantial analysis of FIN 48, except for the effects of transfer pricing of transactions between United States and foreign subsidiaries, and therefore, it has not completed its analysis and determined whether an adjustment will be required.
SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not have any misstatements in the prior year financial statements that would be deemed material under the provisions of SAB 108 and therefore has made no adjustment.
FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. The Company is currently assessing the impact of FAS 157 on its consolidated financial position, results of operations, or cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
FAS 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 106, and 132(R)”, (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The Company adopted this statement at the end of fiscal year 2007. See Note 11 in the Notes to the Consolidated Financial Statements for additional information with respect to the impact associated with the adoption of FAS 158.
FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.
Concentrations of Risk.
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and trade receivables. Cash and cash equivalents and short-term investments are placed with high-credit quality financial institutions. The Company’s credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for doubtful receivables to cover estimated credit losses associated with accounts receivable.
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
(2) Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 53% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis in fiscal year 2007. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The Company accounts for receivables sold to factors with recourse as secured borrowings.
The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed interest charges through the collection date or maturity at the JP Morgan Chase Prime Rate. The Company’s obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 90% (ninety percent) of eligible accounts receivable.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)   Due From Factors (continued)
The following table represents amounts due from factors included in accounts receivable for the fiscal years ended 2007 and 2006 (in thousands):

	2007	2006
Outstanding factored receivables
Without recourse	$18,766	$19,762
With recourse	405	1,099
Advances from factors	(16,088)	(17,772)

Due from factors	$3,083	$3,089

(3)   Accounts Receivable and Allowance for Doubtful Receivables
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
The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2007	2006	2005
Balance at beginning of period	$3,001	$3,567	$1,771
Bad debt expense	1,390	317	893
Other (1)	—	3	1,505
Recoveries	101	67	115
Accounts written off	(1,794)	(953)	(717)

Balance at end of period	$2,698	$3,001	$3,567

(1)	Principally the allowance established in connection with certain acquisitions.
(4) Inventories
The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2007	2006
Raw material	$11,074	$12,694
Work-in-process	16,694	16,886
Finished goods	57,928	59,575

	$85,696	$89,155

The excess of current costs at FIFO over LIFO stated values was approximately $4,671,000 and $4,269,000 at fiscal years ended 2007 and 2006, respectively. There were no significant liquidations of LIFO inventories during the fiscal years ended 2007, 2006 and 2005.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Other Accrued Expenses
The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	2007	2006
Accrued interest	$975	$685
Accrued taxes	424	329
Accrued legal and professional fees	267	367
Accrued utilities	786	428
Factored receivables with recourse	772	—
Other accrued expenses	2,391	2,715

	$5,615	$4,524

(6) Long-Term Debt
Long-term debt consisted of the following at fiscal years ended (in thousands):

	2007	2006
Revolving credit facility	$88,500	$62,500
Term credit facility	—	40,000
Capital lease obligations	784	736
Notes payable to finance companies	314	1,300
Notes payable to former Alstyle Shareholders	—	10,000
Other	25	—

	89,623	114,536
Less current installments	652	11,620

Long-term debt	$88,971	$102,916

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR +         .75% — 6.12%), depending on our total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of our personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of the Company’s assets.
Assets under capital leases have a total gross book value of $1,092,000 and $1,196,000 and the related accumulated amortization of $240,000 and $477,000 for fiscal years ended 2007 and 2006, respectively, and are included in property and equipment. Amortization of assets under capital leases is included in depreciation expense.
Notes payable to finance companies have interest due monthly at 4.82% to 9.46% and principal paid in equal monthly installments. The notes mature at dates ranging from March 2007 through January 2010 and are collateralized by certain equipment.
Notes payable to former Alstyle Shareholders were obligations of Alstyle Apparel. These notes were assumed by the Company in connection with its acquisition of Alstyle Apparel in November 2004. These loans were to individuals with annual payments bearing interest at rates of 4.0% and matured in November 2006. Payments on these notes were subject to set-off arbitration procedures relating to subsequently discovered pre-acquisition liabilities that were either undisclosed or inappropriately accrued for in the books and records, at the time of closing. The Company made all principal payments during fiscal 2007 relating to these notes. In connection with these payments, the former shareholders of Alstyle were required to provide a three year irrevocable letter of credit through 2010 in favor of the Company to cover the resolution of any potential pre-acquisition liabilities incurred.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Long-Term Debt-continued
The Company’s long-term debt maturities for the five years following February 28, 2007 are as follows (in thousands):

		Capital
	Debt	Leases	Total
2008	$326	$358	$684
2009	13	265	278
2010	—	215	215
2011	88,500	—	88,500
2012	—	—	—

	88,839	838	89,677
Less amount representing interest	—	54	54

	$88,839	$784	$89,623

(7) Shareholders’ Equity
In fiscal year 1999, the Company adopted a Shareholder Rights Plan, which provides that the holders of the Company’s common stock receive one preferred share purchase right (a Right) for each share of the Company’s common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $10.00 per share, at a purchase price of $27.50 per one one-thousandth of a share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company (the Event). Under those circumstances, the holders of the Rights would be entitled to buy shares of the Company’s common stock or stock of an acquirer of the Company at a 50% discount. The Rights expire on November 4, 2008, unless earlier redeemed by the Company. At any time prior to the Event, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the Redemption Price). The redemption of the Rights may be made effective at such time and on such basis and conditions as the Board of Directors, in its sole discretion, may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights.
The Company’s revolving credit facility restricts acquisition of treasury shares and distributions to its shareholders.
(8) Stock Option Plans and Stock Based Compensation
The Company has stock options granted to key executives and managerial employees and non-employee directors. At fiscal year ended 2007, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 975,390 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Stock Option Plans and Stock Based Compensation-continued
As a result of the adoption of FAS 123R, the financial results were lower than under the previous accounting method for share based compensation by the following amounts (in thousands except per share amounts):

2007
Earnings before income taxes	$302
Net earnings	190
Basic and diluted net earnings per common share	$0.01
Prior to the adoption of FAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For fiscal year 2007, $169,000 of such excess tax benefits were classified as financing cash flows.
The Company had the following stock option activity for the three years ended February 28, 2007:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value(a)
	(exact quantity)	Price	(in years)	(in thousands)
Outstanding at March 1, 2004	699,425	$9.23	5.6
Granted	48,700	16.05
Terminated	(12,000)	10.42
Exercised	(40,550)	9.61

Outstanding at February 28, 2005	695,575	$9.67	4.9
Granted	72,700	18.51
Terminated	(750)	10.25
Exercised	(79,675)	9.02

Outstanding at February 28, 2006	687,850	$10.63	4.6
Granted	—	—
Terminated	(22,500)	11.13
Exercised	(111,837)	8.33

Outstanding at February 28, 2007	553,513	$11.08	3.9	$8,149

Exercisable at February 28, 2007	454,488	$10.17	3.2	$7,103

(a) Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on February 28, 2007 ($25.80) and the weighted average exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during fiscal year 2007. The per share weighted-average fair value of options granted during fiscal years 2006 and 2005 was $3.52 and $2.86, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Stock Option Plans and Stock Based Compensation-continued

	2006	2005
Expected volatility	23.85%	23.59%
Expected term (years)	5	5
Risk free interest rate	4.37%	3.93%
Dividend yield	3.64%	3.42%
Weighted average grant-date fair value	$3.52	$2.86
A summary of the stock options exercised is presented below for the three fiscal years ended (in thousands):

	2007	2006	2005
Total cash received	$661	$393	$421
Income tax benefits	169	86	33
Total grant-date fair value	102	87	52
Intrinsic value	1,364	593	285
A summary of the status of the company’s unvested stock options at February 28, 2007, and changes during the fiscal year ended February 28, 2007 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2006	143,700	$2.28
New grants	—	—
Vested	(44,675)	1.76
Forfeited	—	—

Unvested at February 28, 2007	99,025	$2.52

     As of February 28, 2007, there was $140,000 of unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.2 years. The total fair value of shares vested during the fiscal year ended February 28, 2007 was $615,000.
The following table summarizes information about stock options outstanding at the end of fiscal year 2007:

			Options Outstanding			Options Exercisable
				Weighted Averaqge	Weighted		Weighted
			Number	Remaining Contractual	Average	Number	Average
Exercise Prices			Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$7.0625	to	$8.6875	239,613	2.8	$8.07	239,613	$8.07
10.0625	to	11.6700	163,750	2.2	10.42	148,750	10.29
13.2800	to	16.4200	112,450	7.0	15.56	28,425	14.61
19.6900			37,700	9.0	19.69	37,700	19.69

			553,513	3.9	11.08	454,488	10.17

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the fiscal year ended February 28, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2006	23,919	$19.69
Granted	16,000	19.64
Terminated	—	—
Exercised	—	—

Outstanding at February 28, 2007	39,919	$19.67

Exercisable at February 28, 2007	7,970	$19.69

As of February 28, 2007, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $558,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years.
(9) Earnings per Share
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

	2007	2006	2005
Basic weighted average common shares outstanding	25,530,732	25,452,582	18,935,533
Effect of dilutive options and unvested restricted stock	228,216	275,717	324,017

Diluted weighted average common shares outstanding	25,758,948	25,728,299	19,259,550

Per share amounts:
Net earnings — basic	$1.63	$1.59	$1.21

Net earnings — diluted	$1.62	$1.58	$1.19

Cash dividends	$0.62	$0.62	$0.62

(10) Income Taxes
The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2007	2006	2005
Current:
Federal	$19,611	$20,517	$13,254
State and local	3,849	2,900	2,234
Foreign	1,624	1,237	—
Deferred	(320)	(1,220)	(982)

Total provision for income taxes	$24,764	$23,434	$14,506

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Income Taxes-continued
The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.9	3.0	3.9
Other	(1.6)	(1.4)	(0.2)

	37.3%	36.6%	38.7%

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of earnings. To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance and would be recorded. The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

	2007	2006
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,052	$1,170
Inventories	4,454	3,417
Employee compensation and benefits	1,800	1,957
Other	138	391

	$7,444	$6,935

Noncurrent deferred tax liability related to:
Property, plan and equipment	$4,718	$8,003
Goodwill and other intangible assets	18,238	17,648
Pension and noncurrent employee compensation benefits	(1,949)	2,309
Net operating loss and foreign tax credits	(1,503)	—
Other	99	212

	$19,603	$28,172

The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with FAS 109 “Accounting for Income Taxes” for approximately $250,000 as of February 28, 2007 and 2006 related to foreign tax credits. The Company has federal and state net operating loss carry forwards as a result of an acquisition in the amount of $3,667,000 expiring in fiscal years 2016 through 2025.
(11) Employee Benefit Plans
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2007	2006
Equity securities	47%	47%
Debt securities	44%	43%
Cash and cash equivalents	9%	10%

Total	100%	100%

The Company’s target asset allocation is 47.0% equities, 44.0% fixed income, and 9.0% cash with a 10.0% plus or minus factor based upon the combined judgments of the Company’s Administrative Committee and its investment advisors.
The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2007 was 8.0%, the rate used in the calculation of the current year pension expense.
The Company’s retirement benefit plan costs are accounted for using a valuation required by Statement of Financial Accounting Standard No. 87 (“FAS 87”), “Employers’ Accounting for Pensions.” The Company adopted Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment FASB Statements No. 87, 88, 106 and 132R” (“FAS 158”) as of February 28, 2007. FAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within accumulated other comprehensive income (loss), net of income taxes.
The following is a summary of the effects of adopting FAS 158 on the Company’s balance sheet at February 28, 2007:

	Before		After
	Application		Application
	of FAS 158	Adjustment	of FAS 158
	(in thousands)
Prepaid pension asset	$9,427	$(9,427)	$—
Total assets	487,655	(9,427)	478,228
Liability for pension benefits	—	2,702	2,702
Deferred income taxes	24,333	(4,730)	19,603
Accumulated other comprehensive income (loss)	25	(7,396)	(7,371)
Total shareholders’ equity	323,799	(7,396)	316,403
Total liabilities and shareholders’ equity	487,655	(9,427)	478,228
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in our consolidated statements of earnings for fiscal years ended (in thousands):

	2007	2006	2005
Components of net periodic benefit cost Service cost	$1,440	$1,422	$1,470
Interest cost	2,440	2,443	2,417
Expected return on plan assets	(2,848)	(2,771)	(2,663)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	956	1,057	1,066

Net periodic benefit cost	$1,843	$2,006	$2,145

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2007	2006	2005
Weighted average discount rate	6.00%	6.00%	6.00%
Earnings progression (net periodic pension cost)	3.50%	3.50%	3.50%
Earnings progression (benefit obligations)	3.00%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$42,542	$42,578
Service cost	1,440	1,422
Interest cost	2,440	2,443
Actuarial loss	(763)	(725)
Benefits paid	(2,799)	(3,176)

Projected benefit obligation at end of year	$42,860	$42,542

Change in plan assets:
Fair value of plan assets at beginning of year	$37,607	$35,779
Company contributions	3,000	2,000
Investment earnings on plan assets	2,350	3,004
Benefits paid	(2,799)	(3,176)

Fair value of plan assets at end of year	$40,158	$37,607

Funded status (benefit obligation less plan assets)	$(2,702)	$(4,935)
Unrecognized losses	13,373	14,601
Unrecognized prior service cost	(1,244)	(1,389)

Prepaid pension asset (prior to adoption of FAS 158)	9,427	8,277
Adjustment to initially apply FAS 158	(12,129)	—

Liability for pension benefits	$(2,702)	$—

Accumulated benefit obligation at end of year	$36,902	$36,586

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2008.
Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2008	$3,080
2009	2,612
2010	2,555
2011	3,499
2012	4,136
2013 – 2017	19,017

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the pension plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $360,000, $226,000 and $187,000 in fiscal years ended 2007, 2006 and 2005, respectively.
In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $370,000, $370,000, and $375,000 in fiscal years ended 2007, 2006, and 2005, respectively.
(12) Acquisitions and Disposal
The Company purchased all of the outstanding stock of Block Graphics, Inc. (“Block”), a privately held company headquartered in Portland, Oregon for $14.8 million in cash on August 8, 2006. Block Graphics had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth through related manufactured products to further service the Company’s existing customer base. The acquisition added additional short-run print products (snaps, continuous forms, and cut-sheet forms) as well as the production of envelopes, a new product for the Company.
The following is a summary of the purchase price allocation for Block, net of cash acquired (in thousands):

Accounts receivable	$2,492
Inventories	1,864
Property, plant & equipment	7,398
Other assets	152
Deferred tax asset	2,166
Trademarks	1,260
Accounts payable and accrued liabilities	(2,292)

$13,040

The Company purchased all of the outstanding stock of Specialized Printed Forms, Inc. (“SPF”), a privately held company headquartered in Caledonia, New York and the associated land and buildings for $4.6 million in cash on March 31, 2006. SPF had sales of $9.2 million for the twelve month period ended July 31, 2005. The acquisition of SPF continues the strategy of growth through related manufactured products to further service the Company’s existing customer base. The acquisition added additional short-run print products, long-run (jumbo rolls) products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Acquisitions and Disposal-continued
The following is a summary of the purchase price allocation for SPF (in thousands):

Accounts receivable	$826
Inventories	579
Property, plant & equipment	3,689
Other assets	5
Deferred tax asset	1,780
Noncompete	25
Accounts payable and accrued liabilities	(2,316)

$4,588

The Company purchased all the outstanding stock of Tennessee Business Forms, Inc. (“TBF”), a privately held company located in Tullahoma, Tennessee, and the associated land and buildings from a partnership, which leased the facility to TBF, for $1.2 million on January 3, 2006. The acquisition of TBF continues the strategy of growth through acquisition of related manufactured products to further service the Company’s existing customer base. The acquisition added additional short-run print products and solutions as well as integrated labels and form/label combinations sold through the indirect sales (distributorship) marketplace.

Accounts receivable	$115
Inventories	186
Property, plant & equipment	900
Other assets	25
Goodwill	78
Accounts payable and accrued liabilities	(104)

$1,200

The results of operations for Block, SPF, and TBF are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all three companies had been acquired as of March 1, 2005, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

	Unaudited
	2007	2006
Pro forma net sales	$602,385	$608,573
Pro forma net earnings	41,463	40,512
Pro forma earnings per share — diluted	1.61	1.57
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.
(13) Goodwill and Other Intangible Assets
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Goodwill and Other Intangible Assets-continued
Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. The cost of trademarks is based on fair values at the date of acquisition. Trade names with determinable lives and a net book value of $792,000 at fiscal year end 2007 are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). Trademarks with indefinite lives with a net book value of $62,260,000 at fiscal year end 2007 are evaluated for impairment on an annual basis.
The cost of purchased trade names is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (between 10 and 15 years) of such trade names. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of February 28, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$442	$792
Purchased customer lists	24,057	3,770	20,287
Noncompete	467	417	50

	$25,758	$4,629	$21,129

As of February 28, 2006
Amortized intangible assets (in thousands)
Tradenames	$1,234	$293	$941
Purchased customer lists	23,760	2,128	21,632
Noncompete	417	251	166

	$25,411	$2,672	$22,739

	February 28,
	2007	2006
Unamortized intangible assets Trademarks	$62,260	$61,000

Aggregate amortization expense for fiscal years 2007, 2006 and 2005 was $1,957,000, $2,337,000, and $709,000, respectively.
The Company’s estimated amortization expense for the next five years is as follows:

2008	$1,852,000
2009	1,827,000
2010	1,811,000
2011	1,810,000
2012	1,810,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Goodwill and Other Intangible Assets-continued
The following table represents changes in the carrying amount of goodwill for the fiscal years ended (in thousands):

	Print	Apparel
	Segment	Solutions
	Total	Group	Total
Balance as of March 1, 2005	$40,338	$138,134	$178,472
Goodwill adjusted during year	242	(434)	(192)
Impairment losses	—	—	—

Balance as of March 1, 2006	40,580	137,700	178,280
Goodwill adjusted during year	34	—	34
Impairment losses	—	—	—

Balance as of February 28, 2007	$40,614	$137,700	$178,314

During the fiscal year end 2007, adjustments of $34,000 were added to Tennessee Business Form’s goodwill due to revised estimates in accrued expenses acquired. During the fiscal year end 2006, adjustments of $242,000 were added to Crabar goodwill due to an increase in accrued expenses and adjustments of $434,000 were deducted from Alstyle goodwill due to changes in accrued expenses and deferred income taxes.
(14) Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 56% of the Company’s consolidated net sales for fiscal year 2007, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States.
The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal™, Block™, Specialized Printed Forms™, TBF/Avant-Garde™, 360º Custom Labels™, Enfusion™, Witt Printing™ and Calibrated Forms™. The Print Segment also sells the Adams-McClure™ brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label™ (which provides tags and labels, promotional products and advertising concept products); GenForms™ (which provides short-run and long-run label production) and Northstar® and GFS™ (which provide financial and security documents).
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
The second segment, the Apparel Segment, which accounted for 44% of our fiscal year 2007 consolidated net sales, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued
During the prior fiscal years, certain sales and marketing expenses were allocated entirely to the Print Segment. In fiscal year 2007 as this department started providing services to not only the Print Segment, but the Apparel Segment as well, these expenses were reclassified to Corporate. As such, amounts for fiscal years 2006 and 2005 have been reclassified to conform to current year presentation.
Segment data for the fiscal years ended 2007, 2006, and 2005 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2007:
Net sales	$325,679	$259,034	$—	$584,713
Depreciation	8,275	5,745	650	14,670
Amortization of identifiable intangibles	384	1,573	—	1,957
Segment earnings (loss) before income taxes	46,077	33,321	(13,033)	66,365
Segment assets	151,746	313,716	12,766	478,228
Capital expenditures	2,647	1,038	1,314	4,999

Fiscal year ended February 28, 2006:
Net sales	$321,410	$237,987	$—	$559,397
Depreciation	7,226	7,604	644	15,474
Amortization of identifiable intangibles	361	1,976	—	2,337
Segment earnings (loss) before income taxes	45,121	30,085	(11,235)	63,971
Segment assets	155,457	320,113	18,831	494,401
Capital expenditures	2,977	5,061	1,002	9,040

Fiscal year ended February 28, 2005:
Net sales	$309,308	$56,045	$—	$365,353
Depreciation	7,952	1,878	537	10,367
Amortization of identifiable intangibles	283	426	—	709
Segment earnings (loss) before income taxes	45,678	3,575	(11,788)	37,465
Segment assets	169,694	312,788	14,764	497,246
Capital expenditures	3,200	237	2,706	6,143

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousand):

	United
	States	Canada	Mexico	Total
2007
Net sales to unaffiliated customers
Customers
Print Segment	$325,679	$—	$—	$325,679
Apparel Segment	241,477	17,557	—	259,034

	$567,156	$17,557	$—	$584,713

Identifiable long-lived assets
Print Segment	$44,291	$—	$—	$44,291
Apparel Segment	9,002	102	2,721	11,825
Corporate	6,941	—	—	6,941

	$60,234	$102	$2,721	$63,057

2006
Net sales to unaffiliated customers
Customers
Print Segment	$321,410	$—	$—	$321,410
Apparel Segment	220,090	17,897	—	237,987

	$541,500	$17,897	$—	$559,397

Identifiable long-lived assets
Print Segment	$40,903	$—	$—	40,903
Apparel Segment	12,814	102	3,720	16,636
Corporate	6,264	—	—	6,264

	$59,981	$102	$3,720	$63,803

2005
Net sales to unaffiliated customers
Customers
Print Segment	$309,308	$—	$—	$309,308
Apparel Segment	50,950	5,095	—	56,045

	$360,258	$5,095	$—	$365,353

Identifiable long-lived assets
Print Segment	$44,326	$—	$—	$44,326
Apparel Segment	14,685	137	4,527	19,349
Corporate	5,887	—	—	5,887

	$64,898	$137	$4,527	$69,562

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Commitments and Contingencies
The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2013. Future minimum lease commitments and sublease income under noncancelable operating leases for each of the fiscal years ending are as follows (in thousands):

	Operating
	Lease	Sublease
	Commitments	Income	Net
2008	$8,060	$(808)	$7,252
2009	6,129	(67)	6,062
2010	2,755	—	2,755
2011	1,765	—	1,765
2012	404	—	404
Thereafter	48	—	48

	$19,161	$(875)	$18,286

Rent expense attributable to such leases totaled $8,913,000, $9,388,000 and $5,837,000 for the fiscal years ended 2007, 2006 and 2005, respectively.
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
(16) Assets Held for Sale
Included in assets held for sale at February 28, 2006 is the print manufacturing facilities, land, and building located in Medfield, Massachusetts with an approximate value of $2.4 million. The Company closed on the sale of this property on June 28, 2006 for approximately $2.5 million. The gain of approximately $0.1 million was included in other income. On September 28, 2006, the Board of Directors authorized management of the Company to sell the company’s print manufacturing facilities located in Dallas, Texas. In conjunction therewith, land and building with a net book value of $0.6 million and equipment with a net book value of $1.3 million is being classified as held for sale at February 28, 2007.
(17) Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2007	2006	2005
Interest paid	$6,646	$8,038	$2,755
Income taxes paid	$26,657	$22,957	$13,273
Supplemental disclosure of non-cash investing and financing activities (in thousand):

	2007	2006
Fair value of assets acquired in acquisitions	$19,276	$1,226
Liabilities assumed in acquisitions	$1,648	$104

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Subsequent Events
On March 30, 2007, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock. The dividend was paid May 1, 2007 to shareholders of record on April 16, 2007. April 30, 2007 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on June 28, 2007.
(19) Quarterly Consolidated Financial Information (Unaudited)
The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2007 and 2006 (in thousands, except per share amounts):

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2007:
Net sales	$145,113	$151,718	$151,743	$136,139
Gross profit	37,815	38,241	37,973	31,908
Net earnings	11,330	11,643	10,822	7,806
Dividends paid	3,949	3,959	3,962	3,964
Per share of common stock:
Basic net earnings	$0.44	$0.46	$0.42	$0.31
Diluted net earnings	$0.44	$0.45	$0.42	$0.30
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2006:
Net sales	$149,113	$148,116	$131,690	$130,478
Gross profit	37,478	37,252	35,620	31,740
Net earnings	10,558	10,576	10,098	9,305
Dividends paid	3,940	3,945	3,946	3,949
Per share of common stock:
Basic net earnings	$0.42	$0.42	$0.40	$0.37
Diluted net earnings	$0.41	$0.41	$0.39	$0.36
Dividends	$0.155	$0.155	$0.155	$0.155
Quarter-over-Quarter (current year)
The decline in the Company’s diluted earnings per share for the quarter ended February 28, 2007 when compared to the quarter ended November 30, 2006 is primarily related to the decline in its sales during the quarter and the corresponding impact on its reported margins. The Company expects the fourth quarter to be its lowest quarter from a sales, gross profit, net earnings and earnings per share basis perspective, as this is traditionally the Apparel Segment’s lowest sales quarter.
Current Quarter Compared to Same Quarter Last Year
For the quarter ended February 28, 2007, the effective tax rate was 38.3% compared to 29.4% for the quarter ended February 28, 2006. The increase in the effective tax rate had a $1.2 million impact on net earnings, or $.05 per diluted share, for the quarter ended February 28, 2007. Without this impact the results for both quarters would have been comparable.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to articles of Incorporation dated June 17, 2004 incorporated herein.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated April 21, 2006 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated April 21, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated April 21, 2006 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated April 21, 2006 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and David Todd Scarborough dated April 21, 2006 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.6	2004 Long-Term Incentive Plan incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-8 filed on January 5, 2005.

Exhibit 10.7	Form of Executive Incentive and Non-Qualified Stock Option Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.8	Form of Executive Restricted Stock Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.9	Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed on September 3, 2004.

Exhibit 10.10	UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2003.

Exhibit 10.11	Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 filed on September 3, 2004.*

Exhibit 10.12	Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 filed on September 3, 2004.*

E-1

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 10.13	Amended and Restated Credit Agreement dated as of March 31, 2006 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2006.

Exhibit 10.14	Amended and Restated Security Agreement dated as of March 31, 2006 among Ennis, Inc. various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2006.

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

E-2