Form 10-Q
period 2007-05-31
ENNIS, INC.
filed 2007-07-03
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from            to
Commission File Number 1-5807
ENNIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0256410

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2441 Presidential Pkwy., Midlothian, Texas	76065

(Address of Principal Executive Offices)	(Zip code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐       No  ☑
As of June 27, 2007, there were 25,585,701 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,551	$3,582
Accounts receivable, net of allowance for doubtful receivables of $2,973 at May 31, 2007 and $2,698 at February 28, 2007	54,068	47,285
Prepaid expenses	5,039	5,628
Inventories	87,838	85,696
Deferred income taxes	7,444	7,444
Assets held for sale	1,881	1,881

Total current assets	158,821	151,516

Property, plant and equipment, at cost
Plant, machinery and equipment	128,070	127,521
Land and buildings	40,922	40,680
Other	22,574	22,506

Total property, plant and equipment	191,566	190,707
Less accumulated depreciation	130,767	127,650

Net property, plant and equipment	60,799	63,057

Goodwill	178,388	178,314
Trademarks and tradenames, net	63,015	63,052
Customer lists, net	19,868	20,287
Deferred finance charges, net	1,269	1,382
Other assets	590	620

Total assets	$482,750	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	May 31,	February 28,
	2007	2007
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$25,781	$25,597
Accrued expenses
Employee compensation and benefits	14,293	15,799
Taxes other than income	658	611
Federal and state income taxes payable	5,413	973
Other	5,153	5,615
Current installments of long-term debt	532	652

Total current liabilities	51,830	49,247

Long-term debt, less current installments	83,386	88,971
Liability for pension benefits	3,106	2,702
Deferred income taxes	19,861	19,603
Other liabilities	1,014	1,302

Total liabilities	159,197	161,825

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2007	75,134	75,134
Additional paid in capital	122,283	122,305
Retained earnings	213,779	207,190
Accumulated other comprehensive income (loss):
Foreign currency translation	459	25
Minimum pension liability	(7,396)	(7,396)

	(6,937)	(7,371)

	404,259	397,258

Treasury stock
Cost of 4,467,742 shares at May 31, 2007 and 4,475,962 shares at February 28, 2007	(80,706)	(80,855)

Total shareholders’ equity	323,553	316,403

Total liabilities and shareholders’ equity	$482,750	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended
	May 31,
	2007	2006
Net sales	$152,774	$145,113
Cost of goods sold	114,207	107,298

Gross profit	38,567	37,815

Selling, general and administrative	18,987	18,078

Income from operations	19,580	19,737

Other income (expense)
Interest expense	(1,492)	(1,792)
Other income (expense), net	(951)	38

	(2,443)	(1,754)

Earnings before income taxes	17,137	17,983

Provision for income taxes	6,341	6,653

Net earnings	$10,796	$11,330

Weighted average common shares outstanding
Basic	25,585,449	25,479,722

Diluted	25,874,789	25,790,687

Per share amounts
Net earnings — basic	$0.42	$0.44

Net earnings — diluted	$0.42	$0.44

Cash dividends per share	$0.155	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	May 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$10,796	$11,330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,301	3,894
Amortization of deferred finance charges	112	92
Amortization of trademarks and customer lists	466	497
Loss on the sale of equipment	10	3
Bad debt expense	373	—
Stock based compensation	124	59
Excess tax benefit of stock option exercises	—	(3)
Deferred income taxes	3	—
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(6,858)	(4,150)
Prepaid expenses	622	(2,011)
Inventories	(1,845)	675
Other current assets	—	(1)
Prepaid pension asset/liability for pension benefits	404	459
Other liabilities	(528)	(501)
Other assets	21	(517)
Accounts payable and accrued expenses	2,483	2,352

Net cash provided by operating activities	9,484	12,178

Cash flows from investing activities:
Capital expenditures	(1,018)	(636)
Purchase of business, net of cash acquired	—	(4,627)
Proceeds from disposal of plant and property	23	3

Net cash used in investing activities	(995)	(5,260)

Cash flows from financing activities:
Repayment of debt	(5,705)	(7,473)
Dividends	(3,967)	(3,949)
Proceeds from exercise of stock options	3	14
Excess tax benefit of stock option exercises	—	3

Net cash used in financing activities	(9,669)	(11,405)

Effect of exchange rate changes on cash	149	(51)

Net change in cash and cash equivalents	(1,031)	(4,538)
Cash and cash equivalents at beginning of period	3,582	13,860

Cash and cash equivalents at end of period	$2,551	$9,322

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
1. Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter ended May 31, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007, from which the accompanying consolidated balance sheet at February 28, 2007 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
FIN 48. The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $240,000 was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $81,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
The unrecognized tax benefits mentioned above, includes an aggregate $38,000 of interest expense. Upon adoption of FIN 48, the Company has elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at pretax income.
The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2002 and foreign tax jurisdictions through 2000.
FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 157 on its consolidated financial position, results of operations, and cash flows.
FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
1. Significant Accounting Policies and General Matters-continued
establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.
2. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 47% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis during the three months ended May 31, 2007 (60% for the quarter ended May 31, 2006). The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
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
The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

	May 31,	February 28,
	2007	2007
Outstanding factored receivables
Without recourse	$13,389	$18,766
With recourse	257	405
Advances from factors	(11,070)	(16,088)

Due from factors	$2,576	$3,083

3. Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 97% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.
The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
3. Accounts Receivable and Allowance for Doubtful Receivables- continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months ended (in thousands):

	Three months ended
	May 31,
	2007	2006
Balance at beginning of period	$2,698	$3,001
Bad debt expense	373	—
Recoveries	1	91
Accounts written off	(99)	(135)

Balance at end of period	$2,973	$2,957

4. Inventories
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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2007	2007
Raw material	$12,678	$11,074
Work-in-process	18,486	16,694
Finished goods	56,674	57,928

	$87,838	$85,696

5. Acquisitions
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
FOR THE PERIOD ENDED MAY 31, 2007
5. Acquisitions-continued
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

$4,588

The results of operations for Block and SPF are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though both companies had been acquired as of March 1, 2006, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

Three months ended
May 31,
2006
Pro forma net sales	$156,035
Pro forma net earnings	11,050
Pro forma earnings per share — diluted	0.43
     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.
6. Goodwill and Other Intangible Assets
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives with a net book value of $62,260,000 at May 31, 2007 are evaluated for impairment on an annual basis. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
6. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of May 31, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$479	$755
Purchased customer lists	24,057	4,189	19,868
Noncompete	467	427	40

	$25,758	$5,095	$20,663

As of February 28, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$442	$792
Purchased customer lists	24,057	3,770	20,287
Noncompete	467	417	50

	$25,758	$4,629	$21,129

	May 31, 2007	February 28, 2007
Unamortized intangible assets (in thousands)
Trademarks	$62,260	$62,260

Aggregate amortization expense for the three months ended May 31, 2007 and May 31, 2006 was $466,000 and $497,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2008	$1,852,000
2009	1,827,000
2010	1,811,000
2011	1,810,000
2012	1,810,000
2013	1,766,000
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2006	$40,580	$137,700	$178,280
Goodwill adjusted during year	34	—	34
Impairment losses	—	—	—

Balance as of March 1, 2007	40,614	137,700	178,314
Goodwill adjusted during period	74	—	74
Impairment losses	—	—	—

Balance as of May 31, 2007	$40,688	$137,700	$178,388

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
6. Goodwill and Other Intangible Assets-continued
During the three months ended May 31, 2007 and fiscal year ended February 28, 2007, adjustments of $74,000 and $34,000, respectively, were added to goodwill due to revised estimates in accrued expenses acquired.
7. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2007	February 28, 2007
Accrued interest	$873	$975
Accrued taxes	362	424
Accrued legal and professional fees	69	267
Accrued utilities	676	786
Factored receivables with recourse	869	772
Other accrued expenses	2,304	2,391

	$5,153	$5,615

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2007	February 28, 2007
Revolving credit facility	$83,000	$88,500
Capital lease obligations	681	784
Note payable to finance company	224	314
Other	13	25

	83,918	89,623
Less current installments	532	652

Long-term debt	$83,386	$88,971

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.10%), depending on the Company’s total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of the Company’s personal and investment property. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of the Company’s assets.
Assets under capital leases have a total gross book value of $1,392,000 and $1,092,000 and related accumulated amortization of $346,000 and $240,000 as of May 31, 2007 and February 28, 2007, respectively, and are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense. Capital lease obligations have interest due monthly at 4.82% to 7.86% and principal paid in equal monthly installments. The notes mature at dates ranging from July 2007 through January 2010.
Note payable to finance company has interest due monthly at 8.41% and principal paid in equal monthly installments. The note matures December 2007 and is collateralized by certain equipment.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended May 31,
	2007	2006
Net earnings	$10,796	$11,330
Interest rate hedge	—	—
Foreign currency translation adjustment	434	12

Comprehensive income	$11,230	$11,342

Changes in our shareholders’ equity accounts for the three months ended May 31, 2007 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2007	30,053,443	75,134	122,305	207,190	(7,371)	(4,475,962)	(80,855)	316,403
Net earnings	—	—	—	10,796	—	—	—	10,796
Foreign currency translation					434			434

Comprehensive income								11,230
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48				(240)				(240)
Dividends declared ($.155 per share)	—	—	—	(3,967)	—	—	—	(3,967)
Stock based compensation	—	—	124	—	—	—	—	124
Exercise of stock options and restricted stock grants	—	—	(146)	—	—	8,220	149	3

Balance May 31, 2007	30,053,443	$75,134	$122,283	$213,779	$(6,937)	(4,467,742)	$(80,706)	$323,553

10. Stock Option Plans and Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At May 31, 2007, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 975,140 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
10. Stock Option Plans and Stock Based Compensation-continued
For the three months ended May 31, 2007 and 2006, the Company included in selling, general and administrative expenses, compensation expense related to its share based compensation of $124,000 ($78,000 net of tax), and $59,000 ($37,000 net of tax), respectively.
The Company had the following stock option activity for the three months ended May 31, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2007	553,513	$11.08
Granted	—	—
Terminated	(13,000)	14.91
Exercised	(250)	10.25

Outstanding at May 31, 2007	540,263	$10.99	3.6	$6,977

Exercisable at May 31, 2007	481,238	$10.42	3.1	$6,486

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on May 31, 2007 ($23.90) and the weighted average exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during the three months ended May 31, 2007 and 2006. A summary of the stock options exercised is presented below (in thousands):

	Three months ended May 31,
	2007	2006
Total cash received	$3	$15
Income tax benefits	$—	$3
Total grant-date fair value	$—	$2
Intrinsic value	$4	$14
A summary of the status of the Company’s unvested stock options at May 31, 2007, and changes during the three months ended May 31, 2007 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2007	99,025	$2.52
New grants	—	—
Vested	(27,500)	2.33
Forfeited	(12,500)	2.48

Unvested at May 31, 2007	59,025	2.61

As of May 31, 2007, there was $123,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.1 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2007 was $657,000.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
10. Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the three months ended May 31, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2007	39,919	$19.67
Granted	40,600	27.71
Terminated	—	—
Exercised	(7,970)	19.69

Outstanding at May 31, 2007	72,549	$24.17

Exercisable at May 31, 2007	—	$—

As of May 31, 2007, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.5 years.
11. Employee Benefit Plans
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
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in our consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2007	2006
Components of net periodic benefit cost Service cost	$358	$360
Interest cost	626	610
Expected return on plan assets	(770)	(712)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	226	239

Net periodic benefit cost	$404	$461

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2008, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute from $2.0 million to $3.0 million in the fourth quarter of fiscal year 2008. The Company contributed $3 million to its pension plan during fiscal year 2007.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
12. Earnings per share
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

	Three months ended May 31,
	2007	2006
Basic weighted average common shares outstanding	25,585,449	25,479,722
Effect of dilutive options and restricted stock	289,340	310,965

Diluted weighted average common shares outstanding	25,874,789	25,790,687

Per share amounts:
Net earnings — basic	$0.42	$0.44

Net earnings — diluted	$0.42	$0.44

Cash dividends	$0.155	$0.155

13. Segment Information and Geographic Information
     The Company operates in two segments — the Print Segment and the Apparel Segment.
     The Print Segment, which represented 56% of the Company’s consolidated net sales for the three months ended May 31, 2007, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States.
     The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
     The second segment, the Apparel Segment, which accounted for 44% of the Company’s consolidated net sales for the three months ended May 31, 2007, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
13. Segment Information and Geographic Information-continued
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three months ended May 31, 2007 and 2006 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2007:
Net sales	$85,135	$67,639	$—	$152,774
Depreciation	2,069	1,008	224	3,301
Amortization of identifiable intangibles	99	367	—	466
Segment earnings (loss) before income tax	13,037	8,385	(4,285)	17,137
Segment assets	148,027	324,197	10,526	482,750
Capital expenditures	602	409	7	1,018

Three months ended May 31, 2006:
Net sales	$77,096	$68,017	$—	$145,113
Depreciation	2,024	1,719	151	3,894
Amortization of identifiable intangibles	93	404	—	497
Segment earnings (loss) before income tax	11,271	10,042	(3,330)	17,983
Segment assets	159,106	320,754	18,583	498,443
Capital expenditures	371	187	78	636
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2007:
Net sales to unaffiliated customers
Customers
Print Segment	$85,135	$—	$—	$85,135
Apparel Segment	63,017	4,622	—	67,639

	$148,152	$4,622	$—	$152,774

Identifiable long-lived assets
Print Segment	$42,789	$—	$—	42,789
Apparel Segment	8,612	101	2,572	11,285
Corporate	6,725	—	—	6,725

	$58,126	$101	$2,572	$60,799

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2007
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended May 31, 2006:
Net sales to unaffiliated customers
Customers
Print Segment	$77,096	$—	$—	$77,096
Apparel Segment	62,265	5,752	—	68,017

	$139,361	$5,752	$—	$145,113

Identifiable long-lived assets
Print Segment	$44,683	$—	$—	44,683
Apparel Segment	11,509	97	3,376	14,982
Corporate	6,194	—	—	6,194

	$62,386	$97	$3,376	$65,859

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended May 31,
	2007	2006
Interest paid	$1,594	$1,300
Income taxes paid	$1,315	$1,264
15. Assets Held for Sale
On September 28, 2006, the Board of Directors authorized management of the Company to sell the Company’s print manufacturing facilities located in Dallas, Texas. In conjunction therewith, land and building with a net book value of $0.6 million and equipment with a net book value of $1.3 million is being classified as held for sale at May 31, 2007 and February 28, 2007. The Company has entered into a contract for sale on one of the two facilities. The buyer is completing their due diligence and closing is expected to take place on or about July 23, 2007. Based on the contracted sales price, no loss on the transaction is expected.
16. Subsequent Event
On June 28, 2007, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on August 1, 2007 to shareholders of record of July 13, 2007.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products and also manufacture a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States and Canada is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others. The Company’s apparel business was acquired on November 19, 2004.
     On August 8, 2006, we purchased the outstanding stock of Block Graphics, Inc., (“Block”) a privately held company headquartered in Portland, Oregon for $14.8 million in cash. Block had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth in our print segment through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products (snaps, continuous forms and cut-sheet forms) as well as the production of envelopes, a new product for the Company. During the fiscal year ended February 28, 2007, we had one other small acquisition with a total purchase price of $4.6 million in cash.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 13 of the notes to our consolidated financial statements beginning on page 16 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 56% of our consolidated net sales for the three months ended May 31, 2007, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
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
     Distribution of business forms and other business products throughout the United States is primarily done through independent dealers; including business forms distributors, stationers, printers, computer software developers, and advertising agencies.
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
Apparel Segment
     The Apparel Segment represented 44% of our consolidated net sales for the three months ended May 31, 2007. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 95% of Alstyle’s revenues are derived from t-shirt sales, and 93% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
     Alstyle is headquartered in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships a small amount of their dyed and cut product to El Salvador for sewing. After sewing and packaging is completed, product is shipped to one of Alstyle’s seven distribution centers located across the United States and in Canada.
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
FOR THE PERIOD ENDED MAY 31, 2007
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
     The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts, fleece items, and outsources such products as hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, India, Indonesia and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel (“Delta”), Russell, Hanes and Gildan Activewear (“Gildan”). While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States and Canada, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes and Russell.
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
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. At May 31, 2007, our goodwill and other intangible assets were approximately $178.4 million and $82.9 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2007, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
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
     As of May 31, 2007, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
future. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. However, any significant increase in the price of cotton or shortages in the availability of cotton as the result of farmers switching to alternative crops, such as corn, could have a material adverse effect on our results of operations.
     Freight costs also represent a significant cost to our apparel company. We incur freight costs associated with the delivery of yarn to our manufacturing facility in Anaheim, California. We also incur freight costs associated with transporting our knit and dyed products to Mexico and our final sewn products from Mexico to our various distribution centers. Any significant increase in transportation costs due to increased fuel costs, etc. could have a material impact on our reported apparel margins.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic). Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 12% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that challenges to CAFTA would have a material effect on our operations.
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
     In January 2005, United States import quotas have been removed on knitted shirts from China. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. In May 2005, quotas on three categories of clothing imports, including knitted shirts, from China were re-imposed. A reduction of import quotas and tariffs could make Alstyle’s products less competitive against low cost imports from developing countries.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
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
Result of Operations
Consolidated Statements of Earnings — Data

	Three Months Ended May 31,
	2007		2006
Net sales	$152,774	100.0%	$145,113	100.0%
Cost of goods sold	114,207	74.8	107,298	73.9

Gross profit	38,567	25.2	37,815	26.1
Selling, general and administrative	18,987	12.4	18,078	12.5

Income from operations	19,580	12.8	19,737	13.6
Other expense	(2,443)	(1.6)	(1,754)	(1.2)

Earnings before income taxes	17,137	11.2	17,983	12.4
Provision for income taxes	6,341	4.1	6,653	4.6

Net earnings	$10,796	7.1%	$11,330	7.8%

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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
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
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $5.1 million of revenue were recognized under these agreements during the three months ended May 31, 2007 as compared to $5.6 million during the three months ended May 31, 2006. Sales in foreign countries were not significant for the three months ended May 31, 2007 or May 31, 2006.
     Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. In the past, the Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps were designated as cash flow hedges, and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument was recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses. There were no derivatives, swaps or deferred gains or losses at the end of May 31, 2007 or February 28, 2007.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations — Consolidated
     Net Sales. Net sales for the three months ended May 31, 2007 were $152.8 million compared to $145.1 million for the three months ended May 31, 2006, an increase of $7.7 million, or 5.3%. The increase in our sales for the quarter related primarily to an increase in our Print Segment sales which increased $8.0 million during the quarter, or 10.4%. Our Apparel Segment sales for the quarter remained relatively flat at $67.6 million for the three months ended May 31, 2007 and $68.0 million for the three months ended May 31, 2006. See “Results of Operation — Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our gross profit for the three months ended May 31, 2007 was $38.6 million, or 25.2% of sales, compared to $37.8 million, or 26.1% of sales for the three months ended May 31, 2006. Our gross margins increased in our Print Segment from 25.1% to 26.5% for the three months ended May 31, 2006 and 2007, respectively. Our Apparel Segment margin decreased from 27.1% to 23.7% for the three months ended May 31, 2006 and 2007, respectively. See “Results of Operations — Segments” of this Report for further discussion on the fluctuations in our Segment margins.
     Selling, general and administrative expenses. For the three months ended May 31, 2007, our selling, general and administrative expenses were $19.0 million, or 12.4% of sales, compared to $18.1 million, or 12.5% of sales, for the three months ended May 31, 2006. The dollar increase in our selling, general and administrative expenses during the period related primarily to our acquisition of Block which was acquired on August 8, 2006 and therefore was not included in our first quarter results last year. Block’s selling, general and administrative expenses during the current quarter amounted to approximately $900,000.
     Income from operations. As a result of the above factors, our income from operations was $19.6 million, or 12.8% of sales compared to $19.7 million, or 13.6% of sales for the three months ended May 31, 2007 and 2006, respectively. The decrease in our income from operations as a percent of sales related primarily to the decrease in our Apparel gross margins during the quarter. See “Results of Operations — Gross Profit by Segment” of this Report for further discussion.
     Other income and expense. For the three months ended May 31, 2007, our interest expense decreased from $1.8 million for the three months ended May 31, 2006 to $1.5 million for the three months ended May 31, 2007 due to less debt on average being outstanding. Our other income (expense) items increased from income of $38,000 to expense of $951,000 for the three months ended May 31, 2006 and 2007, respectively. During the current period we incurred increased bank fees of approximately $182,000, penalties and interest fees for taxes of $186,000 and a decrease in interest income and miscellaneous income of approximately $460,000.
     Provision for income taxes. Our effective tax rate was 37.0% for both the three months ended May 31, 2007 and 2006.
     Net earnings. Our net earnings for the three months ended May 31, 2007 was $10.8 million, or 7.1% of sales, compared to $11.3 million, or 7.8% of sales for the three months ended May 31, 2006. Our basic earnings per share for the three months ended May 31, 2007 was $0.42 per share compared to $0.44 per share for the three months ended May 31, 2006. Our diluted earnings per share was $0.42 per share for the three months ended May 31, 2007 compared to $0.44 per share for the three months ended May 31, 2006. This decrease related primarily to the reduction in our Apparel gross profit margin during the period. See “Results of Operation — Segments” of this Report for further discussion.
        .

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
Results of Operations — Segments

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2007	2006
Print	$85,135	$77,096
Apparel	67,639	68,017

Total	$152,774	$145,113

     Print Segment. Our net sales for our Print Segment, which represented 55.7% of our consolidated sales during the three months ended May 31, 2007, were approximately $85.1 million for the same period, compared to approximately $77.1 million for the three months ended May 31, 2006, an increase of $8.0 million, or 10.4%. The increase in the Print Segment’s net sales for the three months ended May 31, 2007 related primarily to our acquisition of Block, which was acquired August 8, 2006. Net sales for Block Graphics during the period ended May 31, 2007 were $10.0 million. The impact of the increase in sales from our Block acquisition was partially offset by the loss of a large promotional customer with sales of approximately $2.4 million during the same quarter last year. Our Print Segment’s sales for the quarter, without the impact of these two items, were relatively flat when compared to the same quarter last year.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 44.3% of our consolidated sales for the three months ended May 31, 2007, were approximately $67.6 million for the current period, as compared to approximately $68.0 million for the three months ended May 31, 2006, or a slight decrease of $0.4 million, or 0.6%. Management believes that the Apparel sales during the quarter were negatively impacted by their pre-quarter inventory position, which hindered their ability to capture certain opportunity sales during this period. Traditionally, the Apparel group rebuilds their inventory levels in the last half of the fiscal year for the upcoming summer buying season due to the normal falloff of demand during the winter season. However, during the second half of last fiscal year demand was at or above forecasted sales levels. As a result, production levels were only able to stay abreast of then current sales levels, which resulted in their inventory position not being as robust in the fourth quarter of fiscal year 2007 as it was during the same period last fiscal year. Consequently, several initiatives were implemented during the current quarter to improve their inventory position and to meet their forecasted demand. Some of these initiatives in turn had a negative impact on their margin during the period (see discussion on Apparel margins following).

	May 31,
Gross Profit Margin by Segment (in thousands)	2007	2006
Print	$22,529	$19,366
Apparel	16,038	18,449

Total	$38,567	$37,815

     Print Segment. Our Print gross profit margin increased approximately $3.1 million, or 16.3% from $19.4 million for the three months ended May 31, 2006 to $22.5 million for the three months ended May 31, 2007. As a percentage of sales, our Print margin was 26.5% for the three months ended May 31, 2007, as compared to 25.1% for the three months ended May 31, 2006. Our Print margin, as a percentage of sales, increased primarily as a result of improved operational efficiencies.
     Apparel Segment. Our Apparel gross profit margin decreased approximately $2.4 million, or 13.1% from $18.4 million for the three months ended May 31, 2006 to $16.0 million for the three months ended May 31, 2007. As a percent of sales, our Apparel margins were 23.7%, compared to 27.1% for the same quarter last year. During the quarter our Apparel margin was impacted slightly by increased yarn and cut/sew costs and reduced selling margins, due to changes in product mix. However, the main impact on our Apparel margin during the quarter related to our initiative to increase our cut/sew capacity in our Mexican facilities to meet our forecasted demand. We feel that the training costs associated with this program, which negatively impacted our Apparel margin during the period, was in excess of $1.0 million, or approximately 1.5% of sales. Overall our cut/sew costs increased by approximately $1.7

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
million, or 2.7% of sales during the period. We feel that the increase in our cut/sew capacity is a critical step and one that must be undertaken to meet our forecasted sales projections and inventory demand levels. We are however, looking for ways to minimize the cost of this initiative going forward.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2007	2006
Print	$13,037	$11,271
Apparel	8,385	10,042

Total	21,422	21,313
Less corporate expenses	4,285	3,330

Earnings before income taxes	$17,137	$17,983

     Print Segment. Our Print profit increased approximately $1.7 million, or 15.7%, from $11.3 million for the three months ended May 31, 2006, to $13.0 million for the three months ended May 31, 2007. As a percent of sales, our Print profits were 15.3% for the three months ended May 31, 2007, as compared to 14.6% for the three months ended May 31, 2006. The increase in our Print profit, as a percent of sales is directly related to the increase in their gross profit margin - see “Gross Profit by Segment” above for further discussion.
     Apparel Segment. Our Apparel profit decreased approximately $1.6 million, or 16.5%, from $10.0 million for the three months ended May 31, 2006, to $8.4 million for the three months ended May 31, 2007. As a percent of sales, our Apparel profit decreased from 14.8% for the three months ended May 31, 2006 to 12.4% for the three months ended May 31, 2007. The decrease in our Apparel profit during the current period is primarily due to the decrease in their gross profit margin — see— “Gross Profit by Segment” above for further discussion.
Liquidity and Capital Resources

	May 31,	February 28,
(Dollars in thousands)	2007	2007	Change
Working Capital	$106,991	$102,269	4.6%
Cash and cash equivalents	$2,551	$3,582	-28.8%
     Working Capital. Our working capital increased by approximately $4.7 million, or 4.6% from $102.3 million at February 28, 2007 to $107.0 million at May 31, 2007. The increase in our working capital during the period related primarily to an increase in our receivables and inventories of $8.9 million offset by an increase in income taxes payable of $4.4 million. Our current ratio, calculated by dividing our current assets by our current liabilities remained at 3.1-to-1.0 at May 31, 2007 and February 28, 2007.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less. We used cash during the period to pay down our debt.

	Three months ended May 31,
(Dollars in thousands)	2007	2006	Change
Net Cash provided by operating activities	$9,484	$12,178	-22.1%
Net Cash used in investing activities	$(995)	$(5,260)	-81.1%
Net Cash used in financing activities	$(9,669)	$(11,405)	-15.2%
     Cash flows from operating activities. Cash provided by our operating activities decreased by $2.7 million, or 22.1% to $9.5 million for the three months ending May 31, 2007 as compared to $12.2 million for the three months ended May 31, 2006. During the quarter, approximately 39% of our Apparel sales were factored compared to 48%

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
for the same quarter last year. As a result, we used approximately $6.0 million of operational cash during the period to fund the transition of these previously factored sales to in-house credit.
     Cash flows from investing activities. Cash used for our investing activities decreased by $4.3 million, or 81.1% to $1.0 million for the three months ended May 31, 2007 as compared to $5.3 million for the three months ended May 31, 2006. During the first quarter of last fiscal year we completed our purchase of Specialized Printed Forms, Inc. for $4.6 million.
     Cash flows from financing activities. We used $1.7 million less in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $5.7 million during the three months ended May 31, 2007 as compared to $7.4 million during the same period of 2006.
     Credit Facility — On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 6.10%), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of May 31, 2007, we had $83.0 million of borrowings under the revolver and $4.0 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $63.0 million. The Facility is secured by substantially all of our personal and investment property.
     During the three months ended in May 31, 2007, we repaid $5.5 million on the revolver and $0.2 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     Our Apparel group continues to sell a portion of their accounts receivable to factors (for the three months ended May 31, 2007 — 47% versus 60% for the three months ended May 31, 2006) based upon agreements in place with these factors. As previous discussed, due to potential cost savings, we are continuing with our plans to reduce the amount of receivables we factor each year through the utilization of our existing bank line or from working capital generated by our Apparel Group over the next couple years.
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
     Capital Expenditures — We expect our capital requirements for the fiscal year, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $5.0 million and $7.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2007 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2007.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
Recent Accounting Pronouncements
FIN 48. We adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, we made a comprehensive review of its uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $240,000 was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $81,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
The unrecognized tax benefits mentioned above, includes an aggregate $38,000 of interest expense. Upon adoption of FIN 48, we elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, our policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at pretax income.
We are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. We have concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2002 and foreign tax jurisdictions through 2000.
FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of FAS 157 on our consolidated financial position, results of operations, and cash flows.
FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently assessing the impact of FAS 159 on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $83.0 million at May 31, 2007. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2007 would be approximately $0.8 million.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2007 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or our results of operations.
Item 1A. Risk Factors
     Reference is made to page 21 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2007.
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
FOR THE PERIOD ENDED MAY 31, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: July 3, 2007	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 3, 2007	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2007
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