Form 10-Q
period 2007-08-31
ENNIS, INC.
filed 2007-09-28
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 26, 2007, there were 25,653,030 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,530	$3,582
Accounts receivable, net of allowance for doubtful receivables of $3,376 at August 31, 2007 and $2,698 at February 28, 2007	54,723	47,285
Prepaid expenses	4,174	5,628
Inventories	95,096	85,696
Deferred income taxes	7,780	7,444
Assets held for sale	833	1,881

Total current assets	166,136	151,516

Property, plant and equipment, at cost
Plant, machinery and equipment	128,944	127,521
Land and buildings	40,873	40,680
Other	22,364	22,506

Total property, plant and equipment	192,181	190,707
Less accumulated depreciation	132,758	127,650

Net property, plant and equipment	59,423	63,057

Goodwill	178,388	178,314
Trademarks and tradenames, net	62,977	63,052
Customer lists, net	19,450	20,287
Deferred finance charges, net	1,158	1,382
Other assets	637	620

Total assets	$488,169	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	August 31,	February 28,
	2007	2007
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$30,135	$25,597
Accrued expenses
Employee compensation and benefits	13,092	15,799
Taxes other than income	821	611
Federal and state income taxes payable	—	973
Other	7,576	5,615
Current installments of long-term debt	425	652

Total current liabilities	52,049	49,247

Long-term debt, less current installments	80,302	88,971
Liability for pension benefits	3,510	2,702
Deferred income taxes	19,878	19,603
Other liabilities	483	1,302

Total liabilities	156,222	161,825

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2007	75,134	75,134
Additional paid in capital	122,257	122,305
Retained earnings	220,941	207,190
Accumulated other comprehensive income (loss):
Foreign currency translation	502	25
Minimum pension liability	(7,396)	(7,396)

	(6,894)	(7,371)

	411,438	397,258
Treasury stock
Cost of 4,400,413 shares at August 31, 2007 and 4,475,962 shares at February 28, 2007	(79,491)	(80,855)

Total shareholders’ equity	331,947	316,403

Total liabilities and shareholders’ equity	$488,169	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006
Net sales	$150,086	$151,718	$302,860	$296,831
Cost of goods sold	111,466	113,477	225,673	220,775

Gross profit	38,620	38,241	77,187	76,056

Selling, general and administrative	18,744	18,322	37,731	36,400

Income from operations	19,876	19,919	39,456	39,656

Other income (expense)
Interest expense	(1,393)	(1,718)	(2,885)	(3,510)
Other income (expense), net	(803)	281	(1,754)	319

	(2,196)	(1,437)	(4,639)	(3,191)

Earnings before income taxes	17,680	18,482	34,817	36,465

Provision for income taxes	6,542	6,839	12,883	13,492

Net earnings	$11,138	$11,643	$21,934	$22,973

Weighted average common shares outstanding
Basic	25,601,683	25,519,344	25,593,522	25,499,426

Diluted	25,855,156	25,736,132	25,857,065	25,715,959

Per share amounts
Net earnings — basic	$0.44	$0.46	$0.86	$0.90

Net earnings — diluted	$0.43	$0.45	$0.85	$0.89

Cash dividends per share	$0.155	$0.155	$0.310	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	August 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$21,934	$22,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,430	7,560
Amortization of deferred finance charges	224	222
Amortization of trademarks and customer lists	929	1,000
Loss (Gain) on the sale of equipment	9	(251)
Bad debt expense	896	455
Stock based compensation	321	125
Excess tax benefit of stock option exercises	(337)	(54)
Deferred income taxes	(254)	—
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(8,043)	(3,690)
Prepaid expenses	1,462	(1,710)
Inventories	(9,036)	2,414
Other current assets	1	(1)
Other assets	(34)	(640)
Accounts payable and accrued expenses	2,998	(3,809)
Other liabilities	(819)	(1,001)
Liability for pension benefits	808	920

Net cash provided by operating activities	17,489	24,513

Cash flows from investing activities:
Capital expenditures	(1,777)	(1,811)
Purchase of business, net of cash acquired	—	(17,613)
Proceeds from disposal of plant and property	27	2,781

Net cash used in investing activities	(1,750)	(16,643)

Cash flows from financing activities:
Borrowings on debt	—	15,000
Repayment of debt	(8,896)	(15,453)
Dividends	(7,943)	(7,908)
Proceeds from exercise of stock options	658	440
Excess tax benefit of stock option exercises	337	54

Net cash used in financing activities	(15,844)	(7,867)

Effect of exchange rate changes on cash	53	9

Net change in cash and cash equivalents	(52)	12
Cash and cash equivalents at beginning of period	3,582	13,860

Cash and cash equivalents at end of period	$3,530	$13,872

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
1. Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter and the six months ended August 31, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007, from which the accompanying consolidated balance sheet at February 28, 2007 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
FIN 48. The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of earnings. This amount, was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $81,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
The unrecognized tax benefits mentioned above includes an aggregate $38,000 of interest expense. Upon adoption of FIN 48, the Company has elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at earnings before income taxes.
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
FOR THE PERIOD ENDED AUGUST 31, 2007
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
2. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 42% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis during the six months ended August 31, 2007 (66% for the six months ended August 31, 2006). The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
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
The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

	August 31,	February 28,
	2007	2007
Outstanding factored receivables
Without recourse	$11,256	$18,766
With recourse	581	405
Advances from factors	(9,313)	(16,088)

Due from factors	$2,524	$3,083

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
FOR THE PERIOD ENDED AUGUST 31, 2007
3. Accounts Receivable and Allowance for Doubtful Receivables- continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months and six months ended (in thousands):

	Three months ended		Six months ended
	August 31		August 31
	2007	2006	2007	2006
Balance at beginning of period	$2,973	$2,957	$2,698	$3,001
Bad debt expense	523	455	896	455
Recoveries	2	8	3	99
Accounts written off	(122)	(194)	(221)	(329)

Balance at end of period	$3,376	$3,226	$3,376	$3,226

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2007	2007
Raw material	$14,200	$11,074
Work-in-process	18,506	16,694
Finished goods	62,390	57,928

	$95,096	$85,696

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
The following is a summary of the purchase price allocation for Block, net of cash acquired (in thousands):

Accounts receivable	$2,492
Inventories	1,864
Property, plant & equipment	7,398
Other assets	152
Deferred income taxes	2,166
Trademarks	1,260
Accounts payable and accrued liabilities	(2,292)

$13,040

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
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
The following is a summary of the purchase price allocation for SPF (in thousands):

Accounts receivable	$826
Inventories	579
Property, plant & equipment	3,689
Other assets	5
Deferred income taxes	1,780
Noncompete	25
Accounts payable and accrued liabilities	(2,316)

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

	Three months ended	Six months ended
	August 31,	August 31,
	2006	2006
Pro forma net sales	$158,468	$314,503
Pro forma net earnings	11,539	22,786
Pro forma earnings per share — diluted	0.45	0.88
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives, with a net book value of $62.3 million at August 31, 2007, are evaluated for impairment on an annual basis. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
6. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of August 31, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$517	$717
Purchased customer lists	24,057	4,607	19,450
Noncompete	467	434	33

	$25,758	$5,558	$20,200

As of February 28, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$442	$792
Purchased customer lists	24,057	3,770	20,287
Noncompete	467	417	50

	$25,758	$4,629	$21,129

	August 31, 2007	February 28, 2007
Unamortized intangible assets (in thousands)
Trademarks	$62,260	$62,260

Aggregate amortization expense for the six months ended August 31, 2007 and August 31, 2006 was $929,000 and $1,000,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2008	$1,852,000
2009	1,827,000
2010	1,811,000
2011	1,810,000
2012	1,810,000
2013	1,766,000
During the six months ended August 31, 2007 and fiscal year ended February 28, 2007, adjustments of $74,000 and $34,000, respectively, were added to goodwill due to revised estimates in accrued expenses acquired. Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2006	$40,580	$137,700	$178,280
Goodwill adjusted during year	34	—	34
Impairment losses	—	—	—

Balance as of March 1, 2007	40,614	137,700	178,314
Goodwill adjusted during period	74	—	74
Impairment losses	—	—	—

Balance as of August 31, 2007	$40,688	$137,700	$178,388

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
7. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2007	February 28, 2007
Accrued interest	$874	$975
Accrued taxes	363	424
Accrued legal and professional fees	278	267
Accrued utilities	825	786
Accrued imports	1,523	—
Factored receivables with recourse	1,128	772
Other accrued expenses	2,585	2,391

	$7,576	$5,615

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31, 2007	February 28, 2007
Revolving credit facility	$80,000	$88,500
Capital lease obligations	581	784
Note payable to finance company	133	314
Other	13	25

	80,727	89,623
Less current installments	425	652

Long-term debt	$80,302	$88,971

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .50% — 5.86%), depending on the Company’s total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Facility is secured by substantially all of the Company’s assets.
Assets under capital leases have a total gross book value of $1,154,000 and $1,092,000 and related accumulated amortization of $266,000 and $240,000 as of August 31, 2007 and February 28, 2007, respectively, and are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense. Capital lease obligations have interest due monthly at 4.82% to 4.96% and principal paid in equal monthly installments. The notes mature at dates ranging from July 2008 through January 2010.
Note payable to finance company has interest due monthly at 8.41% and principal paid in equal monthly installments. The note matures December 2007 and is collateralized by certain equipment.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Net earnings	$11,138	$11,643	$21,934	$22,973
Foreign currency translation adjustment, net of deferred taxes	43	(43)	477	(31)

Comprehensive income	$11,181	$11,600	$22,411	$22,942

Changes in our shareholders’ equity accounts for the six months ended August 31, 2007 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2007	30,053,443	75,134	122,305	207,190	(7,371)	(4,475,962)	(80,855)	316,403
Net earnings	—	—	—	21,934	—	—	—	21,934
Foreign currency translation					477			477

Comprehensive income								22,411
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48				(240)				(240)
Dividends declared ($.31 per share)	—	—	—	(7,943)	—	—	—	(7,943)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	337	—	—	—	—	337
Stock based compensation	—	—	321	—	—	—	—	321
Exercise of stock options and restricted stock grants	—	—	(706)	—	—	75,549	1,364	658

Balance August 31, 2007	30,053,443	$75,134	$122,257	$220,941	$(6,894)	(4,400,413)	$(79,491)	$331,947

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
10. Stock Option Plans and Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At August 31, 2007, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 802,955 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the six months ended August 31, 2007 and 2006, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $321,000 ($202,000 net of tax), and $125,000 ($79,000 net of tax), respectively.
The Company had the following stock option activity for the six months ended August 31, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(exact quantity)	Price	Life(in years)	(in thousands)
Outstanding at February 28, 2007	553,513	$11.08
Granted	—	—
Terminated	(20,500)	15.15
Exercised	(62,250)	10.58

Outstanding at August 31, 2007	470,763	$10.97	3.4	$5,076

Exercisable at August 31, 2007	425,163	$10.47	3.0	$4,797

The Company did not grant any stock options during the six months ended August 31, 2007 and 2006. A summary of the stock options exercised is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006
Total cash received	$655	$425	$658	$440
Income tax benefits	337	51	337	54
Total grant-date fair value	81	76	81	78
Intrinsic value	601	1,013	605	1,027
A summary of the status of the Company’s unvested stock options at February 28, 2007, and changes during the six months ended August 31, 2007 is presented below:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
10. Stock Option Plans and Stock Based Compensation-continued

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2007	99,025	$2.52
New grants	—	—
Vested	(33,425)	2.35
Forfeited	(20,000)	2.53

Unvested at August 31, 2007	45,600	2.64

As of August 31, 2007, there was $108,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.9 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2007 was $727,000.
The Company had the following restricted stock awards activity for the six months ended August 31, 2007:

		Weighted
		Average
	Nubmer of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2007	39,919	$19.67
Granted	56,600	26.79
Terminated	(1,334)	19.64
Exercised	(13,299)	19.67

Outstanding at August 31, 2007	81,886	$24.59

Exercisable at August 31, 2007	—	$—

As of August 31, 2007, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.8 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.4 years.
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
FOR THE PERIOD ENDED AUGUST 31, 2007
11. Employee Benefit Plans-continued
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in our consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
Components of net periodic benefit cost	2007	2006	2007	2006
Service cost	$357	$358	$715	$718
Interest cost	627	610	1,253	1,220
Expected return on plan assets	(770)	(712)	(1,540)	(1,424)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	226	239	452	478

Net periodic benefit cost	$404	$459	$808	$920

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). For the current fiscal year ending February 28, 2008, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute from $2.0 million to $3.0 million in the fourth quarter of fiscal year 2008. The Company contributed $3 million to its pension plan during fiscal year 2007.
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

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	25,601,683	25,519,344	25,593,522	25,499,426
Effect of dilutive options	253,473	216,788	263,543	216,533

Diluted weighted average common shares outstanding	25,855,156	25,736,132	25,857,065	25,715,959

Per share amounts:
Net earnings – basic	$0.44	$0.46	$0.86	$0.90

Net earnings – diluted	$0.43	$0.45	$0.85	$0.89

Cash dividends	$0.155	$0.155	$0.310	$0.310

13. Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 56% of the Company’s consolidated net sales for the three and six months ended August 31, 2007, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
13. Segment Information and Geographic Information-continued
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
The second segment, the Apparel Segment, which accounted for 44% of the Company’s consolidated net sales for the three and six months ended August 31, 2007, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and six months ended August 31, 2007 and 2006 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2007:
Net sales	$83,563	$66,523	$—	$150,086
Depreciation	2,025	880	224	3,129
Amortization of identifiable intangibles	96	367	—	463
Segment earnings (loss) before income tax	13,959	7,589	(3,868)	17,680
Segment assets	147,170	330,161	10,838	488,169
Capital expenditures	321	417	21	759

Three months ended August 31, 2006:
Net sales	$82,255	$69,463	$—	$151,718
Depreciation	2,041	1,475	150	3,666
Amortization of identifiable intangibles	99	404	—	503
Segment earnings (loss) before income tax	11,384	10,288	(3,190)	18,482
Segment assets	169,573	323,260	16,771	509,604
Capital expenditures	640	465	70	1,175

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
13. Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Six months ended August 31, 2007:
Net sales	$168,698	$134,162	$—	$302,860
Depreciation	4,094	1,888	448	6,430
Amortization of identifiable intangibles	195	734	—	929
Segment earnings (loss) before income tax	26,996	15,974	(8,153)	34,817
Segment assets	147,170	330,161	10,838	488,169
Capital expenditures	923	826	28	1,777

Six months ended August 31, 2006:
Net sales	$159,351	$137,480	$—	$296,831
Depreciation	4,065	3,194	301	7,560
Amortization of identifiable intangibles	192	808	—	1,000
Segment earnings (loss) before income tax	22,655	20,330	(6,520)	36,465
Segment assets	169,573	323,260	16,771	509,604
Capital expenditures	1,011	652	148	1,811
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. All other identifiable long-lived assets are located in the United States. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2007:
Net sales to unaffiliated customers
Print Segment	$83,563	$—	$—	$83,563
Apparel Segment	61,777	4,746	—	66,523

	$145,340	$4,746	$—	$150,086

Identifiable long-lived assets
Print Segment	$42,131	$—	$—	$42,131
Apparel Segment	8,341	91	2,338	10,770
Corporate	6,522	—	—	6,522

	$56,994	$91	$2,338	$59,423

Three months ended August 31, 2006:
Net sales to unaffiliated customers
Print Segment	$82,255	$—	$—	$82,255
Apparel Segment	64,327	5,136	—	69,463

	$146,582	$5,136	$—	$151,718

Identifiable long-lived assets
Print Segment	$49,909	$—	$—	$49,909
Apparel Segment	10,697	120	3,189	14,006
Corporate	6,116	—	—	6,116

	$66,722	$120	$3,189	$70,031

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Six months ended August 31, 2007:
Net sales to unaffiliated customers
Print Segment	$168,698	$—	$—	$168,698
Apparel Segment	124,794	9,368	—	134,162

	$293,492	$9,368	$—	$302,860

Identifiable long-lived assets
Print Segment	$42,131	$—	$—	$42,131
Apparel Segment	8,341	91	2,338	10,770
Corporate	6,522	—	—	6,522

	$56,994	$91	$2,338	$59,423

Six months ended August 31, 2006:
Net sales to unaffiliated customers
Print Segment	$159,351	$—	$—	$159,351
Apparel Segment	126,592	10,888	—	137,480

	$285,943	$10,888	$—	$296,831

Identifiable long-lived assets
Print Segment	$49,909	$—	$—	$49,909
Apparel Segment	10,697	120	3,189	14,006
Corporate	6,116	—	—	6,116

	$66,722	$120	$3,189	$70,031

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Interest paid	$1,392	$1,867	$2,986	$3,167
Income taxes paid	$12,414	$13,158	$13,729	$14,599
15. Assets Held for Sale
In September 2006, the Board of Directors authorized management of the Company to sell the Company’s print manufacturing facilities located in Dallas, Texas.  In conjunction therewith, land and building with a net book value of $0.6 million and equipment with a net book value of $1.3 million is classified as held for sale at February 28, 2007. In August 2007, management elected to reinstate the equipment into operations and initiated plans to ready the equipment for use. The equipment was reclassified to plant, machinery and equipment at August 31, 2007.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2007
16. Subsequent Events
On September 17, 2007, the Company acquired certain assets of Trade Envelope, Inc. (“Trade”) for approximately $1.7 million. In addition, under the terms of the purchase agreement, the Company has agreed to pay the former owners of Trade under a contingent earn-out arrangement over three years for intangibles, subject to certain set-offs. Trade is an envelope manufacturer (converter) and printer, offering high quality, 1-4 color process with lithograph and flexography capabilities with locations in Tullahoma, TN and Carol Stream, IL.
On September 21, 2007, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on November 1, 2007 to shareholders of record of October 15, 2007.

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
Print Segment
     The Print Segment, which represented 56% of our consolidated net sales for the three and six months ended August 31, 2007, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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
     There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations, such as Cenveo and their resale brands known as: PrintXcel, Discount Label and Printegra. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.
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
Apparel Segment
     The Apparel Segment represented 44% of our consolidated net sales for the three and six months ended August 31, 2007. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 95% of Alstyle’s revenues are derived from t-shirt sales, and 93% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase approximately 67% of our cotton and yarn from one supplier. Reference is made to — “Risk Factors” of this Report.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. At August 31, 2007, our goodwill and other intangible assets were approximately $178.4 million and $82.4 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2007, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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
     As of August 31, 2007, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful,

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, material shortages, or an increase in transportation costs, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides approximately 67% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua and Dominican Republic). Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 20% of its sewing to a contract manufacturer in El Salvador, Nicaragua, and Honduras and we do not anticipate that challenges to CAFTA would have a material effect on our operations.
     The World Trade Organization (WTO), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade (GATT). This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the United States government is negotiating bilateral trade agreements with developing countries, which are generally exporters of textile and apparel products, that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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
Result of Operations

	Three Months Ended August 31,				Six Months Ended August 31,
	2007		2006		2007		2006
Net sales	$150,086	100.0%	$151,718	100.0%	$302,860	100.0%	$296,831	100.0%
Cost of goods sold	111,466	74.3	113,477	74.8	225,673	74.5	220,775	74.4

Gross profit	38,620	25.7	38,241	25.2	77,187	25.5	76,056	25.6
Selling, general and administrative	18,744	12.5	18,322	12.1	37,731	12.5	36,400	12.3

Income from operations	19,876	13.2	19,919	13.1	39,456	13.0	39,656	13.3
Other income (expense)	(2,196)	(1.4)	(1,437)	(0.9)	(4,639)	(1.5)	(3,191)	(1.1)

Earnings before income taxes	17,680	11.8	18,482	12.2	34,817	11.5	36,465	12.2
Provision for income taxes	6,542	4.4	6,839	4.5	12,883	4.3	13,492	4.5

Net earnings	$11,138	7.4%	$11,643	7.7%	$21,934	7.2%	$22,973	7.7%

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $4.6 million and $9.7 million of revenue were recognized under these agreements during the three and six months ended August 31, 2007 as compared to $4.5 million and $10.2 million during the three and six months ended August 31, 2006. Sales in foreign countries were not significant for either the three and six months ended August 31, 2007 or August 31, 2006.
     Derivative instruments are recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. In the past, the Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps were designated as cash flow hedges, and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instrument was recorded as an adjustment to accumulated other comprehensive income with the offset included in accrued expenses. There were no derivatives, swaps or deferred gains or losses at the end of or for the period ended August 31, 2007 or February 28, 2007.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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
Results of Operations – Consolidated
Three Months ended August 31, 2007 compared to Three Months ended August 31, 2006
     Net Sales. Net sales for the three months ended August 31, 2007 were $150.1 million compared to $151.7 million for the three months ended August 31, 2006, a decrease of $1.6 million, or 1.1%. The decrease in our sales for the quarter related primarily to a decrease in our Apparel Segment sales which decreased $2.9 million during the quarter, or 4.2%. Our Print Segment sales for the quarter increased $1.3 million or 1.6%. See “Results of Operation – Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our gross profit for the three months ended August 31, 2007 was $38.6 million, or 25.7% of sales, compared to $38.2 million, or 25.2% of sales for the three months ended August 31, 2006. Our gross margins increased in our Print Segment from 24.9% to 27.8% for the three months ended August 31, 2006 and 2007, respectively. Our Apparel Segment margin decreased from 25.6% to 23.1% for the three months ended August 31, 2006 and 2007, respectively. See “Results of Operations — Segments” of this Report for further discussion on the fluctuations in our Segment margins.
     Selling, general and administrative expenses. For the three months ended August 31, 2007, our selling, general and administrative expenses were $18.7 million, or 12.5% of sales, compared to $18.3 million, or 12.1% of sales, for the three months ended August 31, 2006. The dollar increase in our selling, general and administrative expenses during the period related primarily to our acquisition of Block which was acquired on August 8, 2006 and accounted for $.5 million of the increase.
     Income from operations. Our income from operations remained relatively flat at $19.9 million, or 13.2% of sales for the three months ended August 31, 2007 and $19.9 million, or 13.1% of sales for the three months ended August 31, 2006.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
     Other income and expense. For the three months ended August 31, 2007, our interest expense decreased from $1.7 million for the three months ended August 31, 2006 to $1.4 million, due to less debt on average being outstanding. Our other income (expense) items increased from income of $281,000 to expense of $803,000 for the three months ended August 31, 2006 and 2007, respectively. During the current period we had less interest income and incurred more foreign currency exchange losses and more miscellaneous other expenses when compared to the same quarter last year. In addition, during the same quarter last year there was a gain of $272,000 from the sale of certain assets.
     Earnings before income taxes. As a result of the above, our earnings before incomes taxes for the three months ended August 31, 2007 was $17.7 million, or 11.8% of sales, compared to $18.5 million, or 12.2% of sales for the three months ended August 31, 2006. See “Results of Operation – Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 37.0% for both the three months ended August 31, 2007 and 2006.
     Net earnings. Our net earnings for the three months ended August 31, 2007 was $11.1 million, or 7.4% of sales, compared to $11.6 million, or 7.7% of sales for the three months ended August 31, 2006. Our basic earnings per share for the three months ended August 31, 2007 was $0.44 per share compared to $0.46 per share for the three months ended August 31, 2006. Our diluted earnings per share was $0.43 per share for the three months ended August 31, 2007 compared to $0.45 per share for the three months ended August 31, 2006.
Six Months ended August 31, 2007 compared to Six Months ended August 31, 2006.
     Net Sales. Net sales for the six months ended August 31, 2007 were $302.9 million compared to $296.8 million for the six months ended August 31, 2006, an increase of $6.1 million, or 2.0%. The increase in our sales for the period related to an increase in our Print Segment sales of $9.3 million, or 5.9% which was offset by a decrease in our Apparel Segment sales of $3.3 million, or 2.4%. See “Results of Operations – Segments” of this Report for further discussion.
     Gross profit. Our gross profit margin for the six months ended August 31, 2007 was $77.2 million, or 25.5% of sales, compared to $76.1 million, or 25.6% of sales for the six months ended August 31, 2006. Our gross margins increased in our Print Segment from 25.0% to 27.1% for the six months ended August 31, 2006 and 2007, respectively. Our Apparel Segment margins decreased from 26.4% to 23.4% for the six months ended August 31, 2006 and 2007, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expenses. For the six months ended August 31, 2007, our selling, general and administrative expenses were $37.7 million, or 12.5% of sales, compared to $36.4 million, or 12.3% of sales, for the six months ended August 31, 2006. The dollar increase in our selling, general and expenses during the period related primarily to our acquisition of Block which was acquired on August 8, 2006 and accounted for $1.3 million of the increase.
     Income from operations. Our income from operations remained relatively flat at $39.5 million, or 13.0% for the six months ended August 31, 2007 and $39.7 million, or 13.3% of sales for the six months ended August 31, 2006.
     Other income and expense. For the six months ended August 31, 2007, our interest expense decreased from $3.5 million for the six months ended August 31, 2006 to $2.9 million for the six months ended August 31, 2007 due to less debt on average being outstanding. Our other income (expense) items increased from income of $319,000 to expense of $1.7 million for the six months ended August 31, 2006 and 2007, respectively. During the current period we had less interest income and incurred more foreign currency exchange losses and more miscellaneous other expenses when compared to the same period last year. In addition, during the same quarter last year there was a gain of $272,000 from the sale of certain assets.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
     Earnings before income taxes. As a result of the above, our earnings before incomes taxes for the six months ended August 31, 2007 was $34.8 million, or 11.5% of sales, compared to $36.5 million, or 12.2% of sales for the six months ended August 31, 2006. See “Results of Operation – Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 37.0% for both the six months ended August 31, 2007 and 2006.
     Net earnings. Our net earnings for the six months ended August 31, 2007 was $21.9 million, or 7.2% of sales compared to $23.0 million, or 7.7% of sales for the six months ended August 31, 2006. Our basic earnings per share for the six months ended August 31, 2007 was $0.86 per share compared to $0.90 per share for the six months ended August 31, 2006. Our diluted earnings per share $0.85 for the six months ended August 31, 2007 compared to $0.89 per share for the six months ended August 31, 2006.
Results of Operations – Segments

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2007	2006	2007	2006
Print	$83,563	$82,255	$168,698	$159,351
Apparel	66,523	69,463	134,162	137,480

Total	$150,086	$151,718	$302,860	$296,831

     Print Segment. Our net sales for our Print Segment, which represented 55.7% of our consolidated net sales during the three and six months ended August 31, 2007, were approximately $83.6 million and $168.7 million for the same period, compared to approximately $82.3 million and $159.4 million for the three and six months ended August 31, 2006, an increase of $1.3 million and $9.3 million, or 1.6% and 5.9%, respectively. The increase in the Print Segment’s net sales for the three and six months ended August 31, 2007 related primarily to our acquisition of Block, which was acquired August 8, 2006. Net sales for Block, which also includes the results of our Ennis Portland facility this year, were $9.7 million and $19.7 million for the three and six months ended August 31, 2007 as compared to $2.9 million for the three and six months ended August 31, 2006. For the three and six months ended August 31, 2006, our Ennis Portland’s sales were $0.9 million and $1.6 million, respectively. The impact of the increase in sales from our Block acquisition was offset by the planned attrition of low margin print sales and the continued decline in our commercial print operations over comparable periods last year due to the impact of the loss of 2 large promotional customers. While this has impacted our sales to date, we now feel the impact associated with these accounts has matured and would expect sales in our commercial operations to be at or above comparable periods on a go-forward basis.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 44.3% of our consolidated net sales for both the three and six months ended August 31, 2007, were approximately $66.5 million and $134.2 million for the current period, as compared to approximately $69.5 million and $137.5 million for the three and six months ended August 31, 2006, or a decrease of $2.9 million and $3.3 million, or 4.2% and 2.4%, respectively. Management believes that the Apparel sales during the three and six months were negatively impacted by inventory levels in the beginning of the fiscal year, which hindered the Apparel Segment’s ability to capture certain opportunity sales during the fiscal year. Traditionally, the Apparel Segment rebuilds its inventory levels in the last half of the fiscal year for the upcoming summer buying season due to the normal falloff of demand during the winter season. However, during the second half of last fiscal year demand was at or above forecasted sales levels. As a result, production levels were only able to stay abreast of then current sales levels, which resulted in inventory levels not being as robust in the fourth quarter of fiscal year 2007 as it was during the same period last fiscal year. Consequently, several initiatives were implemented during the first quarter of fiscal year 2008 to improve the Apparel Segment’s inventory levels and to meet their forecasted demand. Significant progress has been made on these initiatives during the second quarter of this fiscal year and the Apparel Segment’s inventory levels at the end of this quarter were significantly improved. As such, while this impacted our sales to date, management believes the current inventory levels will allow apparel sales to return to more expected levels over the remainder of this fiscal year.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2007	2006	2007	2006
Print	$23,264	$20,446	$45,793	$39,812
Apparel	15,356	17,795	31,394	36,244

Total	$38,620	$38,241	$77,187	$76,056

     Print Segment. Our Print gross profit margin increased approximately $2.9 million and $6.0 million, or 13.8% and 15.0%, from $20.4 million and $39.8 million for the three and six months ended August 31, 2006 to $23.3 million and $45.8 million for the three and six months ended August 31, 2007, respectively. As a percentage of sales, our Print margin was 27.8% and 27.1% for the three and six months ended August 31, 2007, as compared to 24.9% and 25.0% for the three and six months ended August 31, 2006, respectively. Our Print margin, as a percentage of sales, increased primarily as a result of improved operational efficiencies and planned attrition of low margin sales.
     Apparel Segment. Our Apparel gross profit margin decreased approximately $2.4 million and $4.8 million, or 13.7% and 13.4% from $17.8 million and $36.2 million for the three and six months ended August 31, 2006 to $15.4 million and $31.4 million for the three and six months ended August 31, 2007. As a percent of sales, our Apparel margin was 23.1% and 23.4% for the three and six months ended August 31, 2007, as compared to 25.6% and 26.4% for the three and six months ended August 31, 2006, respectively. During this fiscal year our apparel margins have been impacted by increased yarn and cut/sew costs and reduced selling margins on certain products due to competitive pressures. However, the main contributor to our decreased margins this fiscal year is the impact associated with our increased production capacity initiatives related to adding second shift cut/sew production capacity. During the first quarter of this fiscal year we started a second shift at both our cut/sew facilities in Mexico. As discussed in our previous quarterly filing, the training costs associated with this initiative was significant and continued into the second quarter, due to production inefficiency and turn-over of trainees. As a result, we are looking at ways to reduce the cost of the initiative going forward, including full-service subcontracting. During the end of our second quarter of this fiscal year, we entered into two subcontracting arrangements which will provide us the additional capacity needed at competitive prices. Both arrangements started shipping product to us during August 2007. At the same time, we decided to reduce employment levels in our Mexican cut/sew facilities back to pre-initiative levels, which was fully completed by the first of August 2007. We now feel that we have appropriate inventory levels and our production requirements covered, and therefore would expect our apparel margins to return to normalized levels. We feel the impact of the Mexican cut/sew initiative had a negative impact on the current quarter of approximately $600,000 and approximately $1.8 million on the current period. In addition, during the quarter we had inventory adjustments that affected the margins. Without these impacts, our apparel margins for the three and six months ended August 31, 2007 would have been approximately 24.7% and 25.1%, respectively.

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2007	2006	2007	2006
Print	$13,959	$11,384	$26,996	$22,655
Apparel	7,589	10,288	15,974	20,330

Total	21,548	21,672	42,970	42,985
Less corporate expenses	3,868	3,190	8,153	6,520

Earnings before income taxes	$17,680	$18,482	$34,817	$36,465

     Print Segment. Our Print profit increased approximately $2.6 million and $4.3 million, or 22.8% and 18.9%, from $11.4 million and $22.7 million for the three and six months ended August 31, 2006, to $14.0 million and $27.0 million for the three and six months ended August 31, 2007, respectively. As a percent of sales, our Print profits were 16.7% and 16.0% for the three and six months ended August 31, 2007, as compared to 13.8% and

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
14.2% for the three and six months ended August 31, 2006, respectively. The increase in our Print profit, as a percent of sales is related to the increase in their sales and gross profit margin as previously discussed.
     Apparel Segment. Our Apparel profit decreased approximately $2.7 million and $4.3 million, or 26.2% and 21.4%, from $10.3 million and $20.3 for the three and six months ended August 31, 2006, to $7.6 million and $16.0 million for the three and six months ended August 31, 2007. As a percent of sales, our Apparel profit decreased from 14.8% for both the three and six months ended August 31, 2006 to 11.4% and 11.9% for the three and six months ended August 31, 2007. The decrease in our Apparel profit during the current period is primarily due to the decrease in their sales and gross profit margin as previously discussed.
Liquidity and Capital Resources

	August 31,	February 28,
(Dollars in thousands)	2007	2007	Change
Working Capital	$114,087	$102,269	11.6%
Cash and cash equivalents	$3,530	$3,582	-1.5%
     Working Capital. Our working capital increased by approximately $11.8 million, or 11.6% from $102.3 million at February 28, 2007 to $114.1 million at August 31, 2007. The increase in our working capital during the period related primarily to an increase in our receivables and inventories. Our current ratio, calculated by dividing our current assets by our current liabilities was 3.2-to-1.0 at August 31, 2007 and 3.1-to-1.0 at February 28, 2007.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less. We used cash during the period to pay down our debt.

	Six months ended August 31,
(Dollars in thousands)	2007	2006	Change
Net Cash provided by operating activities	$17,489	$24,513	-28.7%
Net Cash used in investing activities	$(1,750)	$(16,643)	-89.5%
Net Cash used in financing activities	$(15,844)	$(7,867)	101.4%
     Cash flows from operating activities. Cash provided by our operating activities decreased by $7.0 million, or 28.7% to $17.5 million for the six months ending August 31, 2007 as compared to $24.5 million for the six months ended August 31, 2006. During the six months, approximately 42% of our Apparel sales were factored compared to 66% for the same period last year. As a result, approximately $10.0 million of operational cash during the period was used to fund the transition of these previously factored sales to in-house credit (see “Credit Facility” following for further discussion). In addition, we used operational cash during the period to increase our apparel inventory levels by approximately $10.0 million, see “Results of Operations — Segments” for further discussion. We were able to offset these uses of our operational cash during the period by increased management of our print inventory levels, accounts receivable and payables.
     Cash flows from investing activities. Cash used for our investing activities decreased by $14.9 million, or 89.5% to $1.8 million for the six months ended August 31, 2007 as compared to $16.6 million for the six months ended August 31, 2006. During the six months ended August 31, 2006 we acquired two businesses, Specialized Printed Forms and Block Graphics for $17.6 million.
     Cash flows from financing activities. We used $8.0 million more in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $8.9 million during the six months ended August 31, 2007 as compared to $15.5 million during the same period of 2006 which was offset by the addition of $15.0 million in debt to finance the acquisition of Block on August, 8, 2006.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .50% — 5.86%), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of August 31, 2007, we had $80.0 million of borrowings under the revolver and $5.1 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $64.9 million. The Facility is secured by substantially all of our personal and investment property.
     During the six months ended in August 31, 2007, we repaid $8.5 million on the revolver and $0.4 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     Our Apparel group continues to sell a portion of their accounts receivable to factors (for the six months ended August 31, 2006 and 2007 — 66% and 42%, respectively; current month average to date — 35%) based upon agreements in place with these factors. As previous discussed, due to potential cost savings, we are continuing with our plans to reduce the amount of receivables we factor each year through the utilization of our existing bank line or from working capital generated by our Apparel Segment over the next couple of years.
     Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made contributions of $3 million to our pension plan during fiscal year 2007.
     Inventories – We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices, but do not require minimum volume) with paper and yarn suppliers continue to be in effect.
     Capital Expenditures – We expect our capital requirements for the fiscal year, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $5.0 million and $7.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2007 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2007.
Recent Accounting Pronouncements
FIN 48. We adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, we made a comprehensive review of our uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of earnings. This amount was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $81,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
The unrecognized tax benefits mentioned above includes an aggregate $38,000 of interest expense. Upon adoption of FIN 48, we elected an accounting policy to classify interest expense on underpayments of income

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, our policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at earnings before income taxes.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $83.0 million at August 31, 2007. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2007 would be approximately $0.8 million.
Foreign Exchange
     We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Mexican Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of shareholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations.
     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2007 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or our results of operations.
Item 1A. Risk Factors
     Reference is made to page 22 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2007.
Items 2, 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on June 28, 2007.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directs listed in the Proxy Statement and all such nominees were elected. There were no abstentions or broker non-votes.

Directors elected were:

Nominees for Director	Vote Cast for	Votes Withheld
Kenneth G. Pritchett	22,959,508	519,413
Michael J. Schaefer	23,216,614	262,307
James C. Taylor	22,311,028	1,167,893
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit 3.1	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.2	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation of Ennis Business Forms, Inc. filed on June 17, 2004 incorporated herein by reference to Exhibit 3.3 to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 2004.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: September 28, 2007	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 28, 2007	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2007
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