Form 10-Q
period 2007-11-30
ENNIS, INC.
filed 2007-12-28
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 21, 2007, there were 25,654,280 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 28,
	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,156	$3,582
Accounts receivable, net of allowance for doubtful receivables of $3,653 at November 30, 2007 and $2,698 at February 28, 2007	70,791	47,285
Prepaid expenses	4,182	5,628
Inventories	101,760	85,696
Deferred income taxes	7,780	7,444
Assets held for sale	441	1,881

Total current assets	187,110	151,516

Property, plant and equipment, at cost
Plant, machinery and equipment	129,123	127,521
Land and buildings	43,727	40,680
Other	22,465	22,506

Total property, plant and equipment	195,315	190,707
Less accumulated depreciation	134,316	127,650

Net property, plant and equipment	60,999	63,057

Goodwill	178,964	178,314
Trademarks and tradenames, net	64,310	63,052
Customer lists, net	23,392	20,287
Deferred finance charges, net	1,046	1,382
Other assets	614	620

Total assets	$516,435	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	November 30,	February 28,
	2007	2007
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$28,654	$25,597
Accrued expenses
Employee compensation and benefits	16,319	15,799
Taxes other than income	813	611
Federal and state income taxes payable	970	973
Other	7,213	5,615
Current installments of long-term debt	305	652

Total current liabilities	54,274	49,247

Long-term debt, less current installments	97,265	88,971
Liability for pension benefits	3,914	2,702
Deferred income taxes	20,067	19,603
Other liabilities	868	1,302

Total liabilities	176,388	161,825

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2007	75,134	75,134
Additional paid in capital	122,463	122,305
Retained earnings	228,523	207,190
Accumulated other comprehensive income (loss):
Foreign currency translation	814	25
Minimum pension liability	(7,396)	(7,396)

	(6,582)	(7,371)

	419,538	397,258
Treasury stock
Cost of 4,400,413 shares at November 30, 2007 and 4,475,962 shares at February 28, 2007	(79,491)	(80,855)

Total shareholders’ equity	340,047	316,403

Total liabilities and shareholders’ equity	$516,435	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006
Net sales	$158,215	$151,743	$461,075	$448,574
Cost of goods sold	118,971	113,770	344,644	334,545

Gross profit	39,244	37,973	116,431	114,029

Selling, general and administrative	19,323	18,450	57,054	54,850

Income from operations	19,921	19,523	59,377	59,179

Other income (expense)
Interest expense	(1,398)	(1,853)	(4,283)	(5,363)
Other income (expense), net	(163)	(493)	(1,917)	(174)

	(1,561)	(2,346)	(6,200)	(5,537)

Earnings before income taxes	18,360	17,177	53,177	53,642

Provision for income taxes	6,792	6,355	19,675	19,847

Net earnings	$11,568	$10,822	$33,502	$33,795

Weighted average common shares outstanding
Basic	25,653,030	25,555,460	25,613,143	25,517,901

Diluted	25,887,798	25,799,890	25,867,564	25,744,187

Per share amounts
Net earnings — basic	$0.45	$0.42	$1.31	$1.32

Net earnings — diluted	$0.45	$0.42	$1.30	$1.31

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	November 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$33,502	$33,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,402	11,207
Amortization of deferred finance charges	336	339
Amortization of trademarks and customer lists	1,488	1,502
Gain on the sale of equipment	(332)	(257)
Bad debt expense	1,431	884
Stock based compensation	527	213
Excess tax benefit of stock option exercises	(337)	(55)
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(20,842)	(5,351)
Prepaid expenses	1,542	(1,474)
Inventories	(13,442)	1,490
Other current assets	—	53
Other assets	(5)	(1,864)
Accounts payable and accrued expenses	4,729	(3,261)
Other liabilities	(1,596)	(1,473)
Liability for pension benefits	1,212	1,380

Net cash provided by operating activities	17,615	37,128

Cash flows from investing activities:
Capital expenditures	(2,471)	(3,245)
Purchase of business, net of cash acquired	(14,543)	(17,617)
Proceeds from disposal of plant and property	771	2,802

Net cash used in investing activities	(16,243)	(18,060)

Cash flows from financing activities:
Borrowings on debt	18,000	15,000
Repayment of debt	(10,053)	(28,882)
Dividends	(11,929)	(11,870)
Proceeds from exercise of stock options	658	461
Excess tax benefit of stock option exercises	337	55

Net cash used in financing activities	(2,987)	(25,236)

Effect of exchange rate changes on cash	189	(106)

Net change in cash and cash equivalents	(1,426)	(6,274)
Cash and cash equivalents at beginning of period	3,582	13,860

Cash and cash equivalents at end of period	$2,156	$7,586

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
1. Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter and the nine months ended November 30, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007, from which the accompanying consolidated balance sheet at February 28, 2007 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
FIN 48. The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of earnings. This amount was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $81,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
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
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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
FAS 141R.  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141.  FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our Fiscal year ended February 28, 2010).  We have not completed our evaluation of the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.
FAS 160.  In December 2007, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (FAS 160). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, (our Fiscal year ended February 28, 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.
2. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 39.3% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis during the nine months ended November 30, 2007 (72.5% for the nine months ended November 30, 2006). The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
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
The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
2. Due From Factors-continued

	November 30,	February 28,
	2007	2007
Outstanding factored receivables without recourse	$7,054	$18,766
Advances from factors	(5,560)	(15,683)

Due from factors	$1,494	$3,083

3. Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 97.5% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.
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
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months and nine months ended (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,376	$3,226	$2,698	$3,001
Bad debt expense	535	429	1,431	884
Recoveries	21	—	24	99
Accounts written off	(279)	(521)	(500)	(850)

Balance at end of period	$3,653	$3,134	$3,653	$3,134

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
4. Inventories-continued

	November 30,	February 28,
	2007	2007
Raw material	$16,344	$11,074
Work-in-process	17,320	16,694
Finished goods	68,096	57,928

	$101,760	$85,696

5. Acquisitions
On October 5, 2007, the Company acquired certain assets of B & D Litho, Inc. (“B & D”) headquartered in Phoenix, Arizona, and certain assets and related real estate of Skyline Business Forms (“Skyline”), operating in Denver, Colorado through its wholly owned subsidiaries for $12.5 million in cash. The acquisition of B&D Litho, Inc. did not include the acquisition of B&D Litho California, Inc., which has commercial printing operations located in Ontario, California. No significant liabilities were assumed in the transactions. The combined sales of the purchased operations were $25.0 million during the most recent twelve month period. The acquisition is expected to be accretive to Ennis’ earnings in the first full year of operations and will add additional medium and long run multi-part forms, laser cut sheets, jumbo rolls and mailer products sold through the indirect sales (distributorship) marketplace.
The following is a summary of the purchase price allocation for B & D and Skyline (in thousands):

Accounts receivable	$2,713
Inventories	1,711
Other assets	66
Property, plant & equipment	3,467
Customer lists	4,425
Goodwill	521
Accounts payable and accrued liabilities	(443)

$12,460

On September 17, 2007, the Company acquired certain assets of Trade Envelope, Inc. (“Trade”) for $3.0 million. Under the terms of the purchase agreement, the Company has agreed to pay the former owners of Trade under a contingent earn-out arrangement over three years for intangibles, subject to certain set-offs. Trade is an envelope manufacturer (converter) and printer, offering high quality, 1-4 color process with lithograph and flexography capabilities with locations in Tullahoma, Tennessee and Carol Stream, Illinois. The acquisition expands and strengthens the envelope line for Ennis.
The following is a summary of the purchase price allocation for Trade (in thousands):

Accounts receivable	$974
Inventories	346
Property, plant & equipment	363
Tradenames	1,415
Goodwill	55
Accounts payable and accrued liabilities	(171)

$2,982

The Company purchased all of the outstanding stock of Block Graphics, Inc. (“Block”), a privately held company headquartered in Portland, Oregon for $14.8 million in cash on August 8, 2006. Block Graphics had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth through related manufactured products to further service the Company’s existing customer base. The

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
5. Acquisitions-continued
acquisition added additional short-run print products (snaps, continuous forms, and cut-sheet forms) as well as the production of envelopes, a new product for the Company.
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

$4,588

The results of operations for B&D, Trade, Block, and SPF are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though both companies had been acquired as of March 1, 2006, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006
Pro forma net sales	$161,136	$160,696	$482,214	$493,105
Pro forma net earnings	11,661	11,164	34,155	34,567
Pro forma earnings per share — diluted	0.45	0.43	1.32	1.34
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives, with a net book value of $62.3 million at November 30, 2007, are evaluated for impairment on an annual basis. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of November 30, 2007
Amortized intangible assets (in thousands)
Tradenames	$2,634	$584	$2,050
Customer lists	28,482	5,090	23,392
Noncompete	482	442	40

	$31,598	$6,116	$25,482

As of February 28, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$442	$792
Customer lists	24,057	3,770	20,287
Noncompete	467	417	50

	$25,758	$4,629	$21,129

	November 30, 2007	February 28, 2007
Unamortized intangible assets (in thousands)
Trademarks	$62,260	$62,260

Aggregate amortization expense for the nine months ended November 30, 2007 and November 30, 2006 was $1,488,000 and $1,502,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2008	$2,121,000
2009	2,418,000
2010	2,403,000
2011	2,399,000
2012	2,396,000
2013	2,353,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
6. Goodwill and Other Intangible Assets-continued
During the nine months ended November 30, 2007, $55,000 and $521,000 were added to goodwill related to acquisitions of B &D and Trade, respectively. Adjustments of $74,000 and $34,000 during the nine months ended November 30, 2007 and fiscal year ended February 28, 2007, respectively, were added to goodwill due to revised estimates in accrued expenses from the previous acquisition of Tennessee Business Forms. Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2006	$40,580	$137,700	$178,280
Goodwill	34	—	34
Impairment losses	—	—	—

Balance as of March 1, 2007	40,614	137,700	178,314
Goodwill	650	—	650
Impairment losses	—	—	—

Balance as of November 30, 2007	$41,264	$137,700	$178,964

7. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2007	February 28, 2007
Accrued interest	$749	$975
Accrued taxes	384	424
Accrued legal and professional fees	397	267
Accrued utilities	1,237	786
Accrued repairs and maintenance	239	137
Accrued contract labor	911	355
Factored receivables with recourse	594	772
Other accrued expenses	2,702	1,899

	$7,213	$5,615

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30, 2007	February 28, 2007
Revolving credit facility	$97,000	$88,500
Capital lease obligations	528	784
Note payable to finance companies	29	314
Other	13	25

	97,570	89,623
Less current installments	305	652

Long-term debt	$97,265	$88,971

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
8. Long-Term Debt-continued
and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (LIBOR + .50% or 5.65% at 11/30/07), depending on the Company’s total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of November 30, 2007. The Facility is secured by substantially all of the Company’s assets.
Assets under capital leases have a total gross book value of $1,154,000 and $1,092,000 and related accumulated amortization of $337,000 and $240,000 as of November 30, 2007 and February 28, 2007, respectively, and are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense. Capital lease obligations have interest due monthly at 4.82% to 4.96% and principal paid in equal monthly installments. The notes mature at dates ranging from July 2008 through January 2010.
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
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006
Net earnings	$11,568	$10,822	$33,502	$33,795
Foreign currency translation adjustment, net of deferred taxes	312	(216)	789	(247)

Comprehensive income	$11,880	$10,606	$34,291	$33,548

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
9. Shareholders’ Equity-continued
Changes in our shareholders’ equity accounts for the nine months ended November 30, 2007 are as follows (in thousands except share amounts):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2007	30,053,443	75,134	122,305	207,190	(7,371)	(4,475,962)	(80,855)	316,403
Net earnings	—	—	—	33,502	—	—	—	33,502
Foreign currency translation, net of deferred taxes	—	—	—	—	789	—	—	789

Comprehensive income								34,291
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(240)	—	—	—	(240)
Dividend declared ($.465 per share)	—	—	—	(11,929)	—	—	—	(11,929)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	337	—	—	—	—	337
Stock based compensation, net of deferred taxes	—	—	527	—	—	—	—	527
Exercise of stock options and restricted stock grants	—	—	(706)	—	—	75,549	1,364	658

Balance November 30, 2007	30,053,443	$75,134	$122,463	$228,523	$(6,582)	(4,400,413)	$(79,491)	$340,047

10. Stock Option Plans and Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At November 30, 2007, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 802,955 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
10. Stock Option Plans and Stock Based Compensation-continued
supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the three months ended November 30, 2007 and 2006, the Company included in selling, general and administrative expenses, compensation expense related to share base compensation of $206,000 ($130,000 net of tax), and $88,000 ($55,000 net of tax), respectively. For the nine months ended November 30, 2007 and 2006, the Company had compensation expense related to share based compensation of $527,000 ($332,000 net of tax), and $213,000 ($134,000 net of tax), respectively.
The Company had the following stock option activity for the nine months ended November 30, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2007	553,513	$11.08
Granted	—	—
Terminated	(20,500)	15.15
Exercised	(62,250)	10.58

Outstanding at November 30, 2007	470,763	$10.97	3.2	$3,530

Exercisable at November 30, 2007	425,163	$10.47	2.8	$3,406

The Company did not grant any stock options during the nine months ended November 30, 2007 and 2006. A summary of the stock options exercised is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006
Total cash received	$—	$21	$658	$461
Income tax benefits	—	1	337	55
Total grant-date fair value	—	3	81	81
Intrinsic value	—	23	605	1,050
A summary of the status of the Company’s unvested stock options at February 28, 2007, and changes during the nine months ended November 30, 2007 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2007	99,025	$2.52
New grants	—	—
Vested	(33,425)	2.35
Forfeited	(20,000)	2.53

Unvested at November 30, 2007	45,600	2.64

As of November 30, 2007, there was $94,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
10. Stock Option Plans and Stock Based Compensation-continued
1.7 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2007 was $614,000.
The Company had the following restricted stock awards activity for the nine months ended November 30, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2007	39,919	$19.67
Granted	56,600	26.79
Terminated	(1,334)	19.64
Exercised	(13,299)	19.67

Outstanding at November 30, 2007	81,886	$24.59

Exercisable at November 30, 2007	—	$—

As of November 30, 2007, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.
11. Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 14% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in our consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
Components of net periodic benefit cost	2007	2006	2007	2006
Service cost	$358	$362	$1,073	$1,080
Interest cost	626	609	1,879	1,829
Expected return on plan assets	(769)	(712)	(2,309)	(2,136)
Amortization of:
Prior service cost	(37)	(37)	(109)	(109)
Unrecognized net loss	226	238	678	716

Net periodic benefit cost	$404	$460	$1,212	$1,380

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
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	25,653,030	25,555,460	25,613,143	25,517,901
Effect of dilutive options	234,768	244,430	254,421	226,286

Diluted weighted average common shares outstanding	25,887,798	25,799,890	25,867,564	25,744,187

Per share amounts:
Net earnings – basic	$0.45	$0.42	$1.31	$1.32

Net earnings – diluted	$0.45	$0.42	$1.30	$1.31

Cash dividends	$0.155	$0.155	$0.465	$0.465

13. Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 56.1% and 55.8% of the Company’s consolidated net sales for the three and nine months ended November 30, 2007, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States.
The Print Segment operates 42 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms™, Block Graphics™, Specialized Printed Forms™, 360º Custom Labels™, Enfusion™, Witt Printing™, B&D Litho of ArizonaTM, GenformsTM and Calibrated Forms™. The Print Segment also sells the Adams-McClure™ brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label™ (which provides tags and labels, promotional products and advertising concept products); Trade EnvelopesTM and Block GraphicsTM (which provide custom and imprinted envelopes) and Northstar® and GFS™ (which provide financial and security documents).
The Print Segment sells predominantly through private printers and independent distributors. Northstar and Adams- McClure also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
The second segment, the Apparel Segment, which accounted for 43.9% and 44.2% of the Company’s consolidated net sales for the three and nine months ended November 30, 2007, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
13. Segment Information and Geographic Information-continued
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and nine months ended November 30, 2007 and 2006 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2007:
Net sales	$88,734	$69,481	$—	$158,215
Depreciation	1,975	772	225	2,972
Amortization of identifiable intangibles	193	366	—	559
Segment earnings (loss) before income tax	14,172	8,072	(3,884)	18,360
Segment assets	164,080	345,649	6,706	516,435
Capital expenditures	533	156	5	694

Three months ended November 30, 2006:
Net sales	$85,665	$66,078	$—	$151,743
Depreciation	2,122	1,363	162	3,647
Amortization of identifiable intangibles	98	404	—	502
Segment earnings (loss) before income tax	12,681	8,271	(3,775)	17,177
Segment assets	167,546	323,517	10,465	501,528
Capital expenditures	858	377	199	1,434

Nine months ended November 30, 2007:
Net sales	$257,432	$203,643	$—	$461,075
Depreciation	6,069	2,660	673	9,402
Amortization of identifiable intangibles	388	1,100	—	1,488
Segment earnings (loss) before income tax	41,168	24,046	(12,037)	53,177
Segment assets	164,080	345,649	6,706	516,435
Capital expenditures	1,456	982	33	2,471

Nine months ended November 30, 2006:
Net sales	$245,016	$203,558	$—	$448,574
Depreciation	6,187	4,557	463	11,207
Amortization of identifiable intangibles	290	1,212	—	1,502
Segment earnings (loss) before income tax	35,336	28,601	(10,295)	53,642
Segment assets	167,546	323,517	10,465	501,528
Capital expenditures	1,869	1,029	347	3,245
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. All other identifiable long-lived assets are located in the United States. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months and nine months ended is as follows (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended November 30, 2007:
Net sales to unaffiliated customers
Print Segment	$88,734	$—	$—	$88,734
Apparel Segment	65,269	4,212	—	69,481

	$154,003	$4,212	$—	$158,215

Identifiable long-lived assets
Print Segment	$44,510	$—	$—	$44,510
Apparel Segment	7,916	85	2,187	10,188
Corporate	6,301	—	—	6,301

	$58,727	$85	$2,187	$60,999

Three months ended November 30, 2006:
Net sales to unaffiliated customers
Print Segment	$85,665	$—	$—	$85,665
Apparel Segment	62,204	3,874	—	66,078

	$147,869	$3,874	$—	$151,743

Identifiable long-lived assets
Print Segment	$45,635	$—	$—	$45,635
Apparel Segment	9,990	105	2,926	13,021
Corporate	6,154	—	—	6,154

	$61,779	$105	$2,926	$64,810

	United States	Canada	Mexico	Total
Nine months ended November 30, 2007:
Net sales to unaffiliated customers
Print Segment	$257,432	$—	$—	$257,432
Apparel Segment	190,063	13,580	—	203,643

	$447,495	$13,580	$—	$461,075

Identifiable long-lived assets
Print Segment	$44,510	$—	$—	$44,510
Apparel Segment	7,916	85	2,187	10,188
Corporate	6,301	—	—	6,301

	$58,727	$85	$2,187	$60,999

Nine months ended November 30, 2006:
Net sales to unaffiliated customers
Print Segment	$245,016	$—	$—	$245,016
Apparel Segment	188,796	14,762	—	203,558

	$433,812	$14,762	$—	$448,574

Identifiable long-lived assets
Print Segment	$45,635	$—	$—	$45,635
Apparel Segment	9,990	105	2,926	13,021
Corporate	6,154	—	—	6,154

	$61,779	$105	$2,926	$64,810

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006
Interest paid	$1,523	$1,863	$4,509	$5,030
Income taxes paid	$6,125	$6,482	$19,854	$21,081
15. Assets Held for Sale
In September 2006, the Board of Directors authorized management of the Company to sell the Company’s print manufacturing facilities located in Dallas, Texas.  As of February 2007, total assets held for sale were $1.9 million and comprised of land and 2 buildings with a net book value of $0.6 million and equipment with a net book value of $1.3 million. During the quarter, one of the buildings was sold for a gain of approximately $325,000, the equipment was returned to service and the remaining building is under a contract for sale. As of November 2007, total assets held for sale were $0.4 million, the remaining net book value of land and building.
16. Subsequent Events
On December 20, 2007, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents per share quarterly dividend to be payable on February 1, 2008 to shareholders of record of January 14, 2008.
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
     On October 5, 2007, we acquired certain assets of B & D Litho, Inc. (“B & D”) headquartered in Phoenix, Arizona, and certain assets and related real estate of Skyline Business Forms, operating in Denver, Colorado through its wholly owned subsidiaries for $12.5 million. The acquisition of B&D Litho, Inc. did not include the acquisition of B&D Litho California, Inc., which has commercial printing operations located in Ontario, California. No significant liabilities were assumed in the transactions. The combined sales of the purchased operations were $25.0 million during the most recent twelve month period. The acquisition is expected to be accretive to Ennis’ earnings in the first full year of operations and will add additional medium and long run multi-part forms, laser cut sheets, jumbo rolls and mailer products sold through the indirect sales (distributorship) marketplace.
     On September 17, 2007, we acquired certain assets of Trade Envelope, Inc. (“Trade”) for $3.0 million. Under the terms of the purchase agreement, we have agreed to pay the former owners of Trade under a contingent earn-out arrangement over three years for intangibles, subject to certain set-offs. Trade is an envelope manufacturer (converter) and printer, offering high quality, 1-4 color process with lithograph and flexography capabilities with locations in Tullahoma, Tennessee and Carol Stream, Illinois. The acquisition expands and strengthens the envelope line for Ennis.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
     On August 8, 2006, we purchased the outstanding stock of Block Graphics, Inc., (“Block”) a privately held company headquartered in Portland, Oregon for $14.8 million in cash. Block had sales of approximately $38.6 million for the year ended December 31, 2005. The acquisition of Block continues the strategy of growth in our print segment through related manufactured products to further service our existing customer base. The acquisition added additional short-run print products (snaps, continuous forms and cut-sheet forms) as well as the production of envelopes, a new product for us. During the fiscal year ended February 28, 2007, we had one other small acquisition with a total purchase price of $4.6 million in cash.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 13 of the notes to our consolidated financial statements beginning on page 18 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 56.1% and 55.8% of our consolidated net sales for the three and nine months ended November 30, 2007, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 42 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms™, Block Graphics™, Specialized Printed Forms™, 360º Custom Labels™, Enfusion™, Witt Printing™, B&D Litho of ArizonaTM, GenformsTM and Calibrated Forms™. The Print Segment also sells the Adams-McClure™ brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label™ (which provides tags and labels, promotional products and advertising concept products); Trade EnvelopesTM and Block GraphicsTM (which provide custom and imprinted envelopes) and Northstar® and GFS™ (which provide financial and security documents).
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and Adams-McClure also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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
Apparel Segment
     The Apparel Segment represented 43.9% and 44.2% of our consolidated net sales for the three and nine months ended November 30, 2007. This segment operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 95% of Alstyle’s revenues are derived from t-shirt sales, and 93% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
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
     Alstyle’s sales are seasonal, with sales in the first and second quarters of our fiscal year generally being the highest. The general apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market that Alstyle sells to is generally “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
     The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts, outsources such products as fleece, hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel (“Delta”), Russell, Hanes and Gildan Activewear (“Gildan”). While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States and Canada, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes and Russell.
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
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. At November 30, 2007, our goodwill and other intangible assets were approximately $179.0 million and $87.7 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 28, 2007, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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
     As of November 30, 2007, approximately 13% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements may prove to be inaccurate and speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
Consolidated Statements of Earnings — Data

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007		2006		2007		2006
Net sales	$158,215	100.0%	$151,743	100.0%	$461,075	100.0%	$448,574	100.0%
Cost of goods sold	118,971	75.2	113,770	75.0	344,644	74.7	334,545	74.6

Gross profit	39,244	24.8	37,973	25.0	116,431	25.3	114,029	25.4
Selling, general and administrative	19,323	12.2	18,450	12.1	57,054	12.4	54,850	12.2

Income from operations	19,921	12.6	19,523	12.9	59,377	12.9	59,179	13.2
Other income (expense)	(1,561)	(1.0)	(2,346)	(1.5)	(6,200)	(1.3)	(5,537)	(1.2)

Earnings before income taxes	18,360	11.6	17,177	11.4	53,177	11.6	53,642	12.0
Provision for income taxes	6,792	4.3	6,355	4.3	19,675	4.3	19,847	4.5

Net earnings	$11,568	7.3%	$10,822	7.1%	$33,502	7.3%	$33,795	7.5%

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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $5.4 million and $15.1 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2007 as compared to $5.2 million and $15.4 million during the three and nine months ended November 30, 2006. Sales in foreign countries were not significant for either the three and nine months ended November 30, 2007 or November 30, 2006.
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
Results of Operations – Consolidated
Three Months ended November 30, 2007 compared to Three Months ended November 30, 2006
     Net Sales. Net sales for the three months ended November 30, 2007 were $158.2 million compared to $151.7 million for the three months ended November 30, 2006, an increase of $6.5 million, or 4.3%. The increase in our sales for the quarter related primarily to an increase in our Apparel Segment sales which increased $3.4 million during the quarter, or 5.1%. Our Print Segment sales for the quarter increased $3.0 million or 3.5%. See “Results of Operation – Segments” of this Report for further discussion on our Segment sales.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
     Gross profit. Our gross profit for the three months ended November 30, 2007 was $39.2 million, or 24.8% of sales, compared to $38.0 million, or 25.0% of sales for the three months ended November 30, 2006. Our gross margins increased in our Print Segment from 25.6% to 26.8% for the three months ended November 30, 2006 and 2007, respectively. Our Apparel Segment margins decreased from 24.2% to 22.2% for the three months ended November 30, 2006 and 2007, respectively. See “Results of Operations — Segments” of this Report for further discussion on the fluctuations in our Segment margins.
     Selling, general and administrative expenses. For the three months ended November 30, 2007, our selling, general and administrative expenses were $19.3 million, or 12.2% of sales, compared to $18.5 million, or 12.1% of sales, for the three months ended November 30, 2006. The dollar increase in our selling, general and administrative expenses during the period related primarily to our acquisitions of B&D and Trade which were acquired October 5, 2007, and September 17, 2007, respectively and accounted for approximately $.8 million of the increase.
     Income from operations. Our income from operations was $19.9 million, or 12.6% of sales for the three months ended November 30, 2007 and $19.5 million, or 12.9% of sales for the three months ended November 30, 2006.
     Other income and expense. For the three months ended November 30, 2007, our interest expense decreased from $1.9 million for the three months ended November 30, 2006 to $1.4 million, due to less debt on average being outstanding. Our other income (expense) items decreased from expense of $493,000 to expense of $163,000 for the three months ended November 30, 2006 and 2007, respectively. During the current period a gain of approximately $325,000 was recognized on sale of a building.
     Earnings before income taxes. As a result of the above, our earnings before income taxes for the three months ended November 30, 2007 was $18.4 million, or 11.6% of sales, compared to $17.2 million, or 11.4% of sales for the three months ended November 30, 2006. See “Results of Operation – Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 37.0% for both the three months ended November 30, 2007 and 2006.
     Net earnings. Our net earnings for the three months ended November 30, 2007 was $11.6 million, or 7.3% of sales, compared to $10.8 million, or 7.1% of sales for the three months ended November 30, 2006. Our basic earnings per share for the three months ended November 30, 2007 was $0.45 per share compared to $0.42 per share for the three months ended November 30, 2006. Our diluted earnings per share was $0.45 per share for the three months ended November 30, 2007 compared to $0.42 per share for the three months ended November 30, 2006.
Nine months ended November 30, 2007 compared to Nine months ended November 30, 2006.
     Net Sales. Net sales for the nine months ended November 30, 2007 were $461.1 million compared to $448.6 million for the nine months ended November 30, 2006, an increase of $12.5 million, or 2.8%. The increase in our sales for the period related to an increase in our Print Segment sales of $12.4 million, or 5.1%, as our Apparel Segment sales were approximately $203.6 million for both periods. See “Results of Operations – Segments” of this Report for further discussion.
     Gross profit. Our gross profit for the nine months ended November 30, 2007 was $116.4 million, or 25.3% of sales, compared to $114.0 million, or 25.4% of sales for the nine months ended November 30, 2006. Our gross margins increased in our Print Segment from 25.2% to 27.0% for the nine months ended November 30, 2006 and 2007, respectively. Our Apparel Segment margins decreased from 25.7% to 23.0% for the nine months ended November 30, 2006 and 2007, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expenses. For the nine months ended November 30, 2007, our selling, general and administrative expenses were $57.1 million, or 12.4% of sales, compared to $54.9 million, or 12.2% of

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
sales, for the nine months ended November 30, 2006. The dollar increase in our selling, general and administrative expenses during the period related primarily to our acquisition of B&D, Trade and Block, which were acquired October 5, 2007, September 17, 2007 and August 8, 2006, respectively and accounted for approximately $1.8 of the increase.
     Income from operations. Our income from operations was $59.4 million, or 12.9% for the nine months ended November 30, 2007, compared to $59.2 million, or 13.2% of sales for the nine months ended November 30, 2006.
     Other income and expense. For the nine months ended November 30, 2007, our interest expense decreased from $5.4 million for the nine months ended November 30, 2006 to $4.3 million for the nine months ended November 30, 2007 due to less debt on average being outstanding. Our other income (expense) items increased from expense of $174,000 to expense of $1.9 million for the nine months ended November 30, 2006 and 2007, respectively. During the current period we had less interest income and incurred more foreign currency exchange losses and more miscellaneous other expenses when compared to the same period last year.
     Earnings before income taxes. As a result of the above, our earnings before income taxes for the nine months ended November 30, 2007 was $53.2 million, or 11.6% of sales, compared to $53.6 million, or 12.0% of sales for the nine months ended November 30, 2006. See “Results of Operation – Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 37.0% for both the nine months ended November 30, 2007 and 2006.
     Net earnings. Our net earnings for the nine months ended November 30, 2007 was $33.5 millions or 7.3% of sales compared to $33.8 million, or 7.5% of sales for the nine months ended November 30, 2006. Our basic earnings per share for the nine months ended November 30, 2007 was $1.31 per share compared to $1.32 per share for the nine months ended November 30, 2006. Our diluted earnings per share $1.30 for the nine months ended November 30, 2007 compared to $1.31 per share for the nine months ended November 30, 2006.
Results of Operations – Segments

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2007	2006	2007	2006
Print	$88,734	$85,665	$257,432	$245,016
Apparel	69,481	66,078	203,643	203,558

Total	$158,215	$151,743	$461,075	$448,574

     Print Segment. Our net sales for our Print Segment, which represented 56.1% and 55.8% of our consolidated net sales during the three and nine months ended November 30, 2007, were approximately $88.7 million and $257.4 million compared to approximately $85.7 million and $245.0 million for the three and nine months ended November 30, 2006, an increase of $3.0 million and $12.4 million, or 3.5% and 5.1%, respectively. The increase in the Print Segment’s net sales for the three and nine months ended November 30, 2007 related primarily to our acquisition of B&D, Trade and Block, which were acquired October 5, 2007, September 17, 2007 and August 8, 2006, respectively. Net sales for the acquired entities were $15.6 million and $35.4 million for the three and nine months ended November 30, 2007 as compared to $10.5 million and $14.9 million for the three and nine months ended November 30, 2006 (as the Ennis Portland facility was consolidated with the Block facility during fiscal year 2008, the results for the Ennis Portland facility for fiscal year 2007 have been included with the Block results for comparability purposes). The impact of the increase in sales from our acquired entities was offset by the planned attrition of low margin print sales and the decline in our commercial print operations over comparable periods last year due to the impact of the loss of two large promotional customers. While this has impacted our sales to date, we feel the impact associated with these accounts matured during the third quarter as the sales in our commercial print operations were above same quarter sales levels last year.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
     Apparel Segment. Our net sales for the Apparel Segment, which represented 43.9% and 44.2% of our consolidated net sales for both the three and nine months ended November 30, 2007, were approximately $69.5 million and $203.6 million for the current period, as compared to approximately $66.1 million and $203.6 million for the three and nine months ended November 30, 2006, or an increase of $3.4 million or 5.1% for the comparable three month periods. Sales remained flat for the comparable nine month periods. The Apparel Segment’s net sales increased for the three months ended November 30, 2007 by adding new customers and increasing sales to existing customers. Management continues to believe that Apparel’s year to date sales were negatively impacted during the first six months by inventory levels at the beginning of the fiscal year, which hindered the Apparel Segment’s ability to capture certain opportunity sales during this period. Traditionally, the Apparel Segment rebuilds its inventory levels in the last half of the fiscal year for the upcoming summer buying season due to the normal falloff of demand during the winter season. However, during the second half of last fiscal year demand was at or above forecasted sales levels. As a result, production levels were only able to stay abreast of then current sales levels, which resulted in inventory levels not being as robust in the fourth quarter of fiscal year 2007 as it was during the same period last fiscal year. Consequently, several initiatives were implemented during the first and second quarters of this fiscal year to improve the Apparel Segment’s inventory levels and to meet their forecasted demand. Significant progress was made on these initiatives during the second and third quarters of this fiscal year and the Apparel Segment’s inventory levels during this quarter were significantly improved ($65.7 million at February 28, 2007 and $78.9 million at November 30, 2007), which management believes allowed the apparel sales to return to more expected levels during the current quarter.

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2007	2006	2007	2006
Print	$23,797	$21,973	$69,590	$61,785
Apparel	15,447	16,000	46,841	52,244

Total	$39,244	$37,973	$116,431	$114,029

     Print Segment. Our Print gross profit increased approximately $1.8 million and $7.8 million, or 8.3% and 12.6%, from $22.0 million and $61.8 million for the three and nine months ended November 30, 2006 to $23.8 million and $69.6 million for the three and nine months ended November 30, 2007, respectively. As a percentage of sales, our Print margin was 26.8% and 27.0% for the three and nine months ended November 30, 2007, as compared to 25.6% and 25.2% for the three and nine months ended November 30, 2006, respectively. Our Print margin, as a percentage of sales, increased primarily as a result of improved operational efficiencies and planned attrition of low margin sales.
     Apparel Segment. Our Apparel gross profit decreased approximately $0.6 million and $5.4 million, or 3.5% and 10.3% from $16.0 million and $52.2 million for the three and nine months ended November 30, 2006 to $15.4 million and $46.8 million for the three and nine months ended November 30, 2007. As a percent of sales, our Apparel margin was 22.2% and 23.0% for the three and nine months ended November 30, 2007, as compared to 24.2% and 25.7% for the three and nine months ended November 30, 2006, respectively. Our Apparel margins this quarter were impacted mainly by the increased costs associated with our apparel inventory build, and to a lesser extent by slightly higher cotton prices and lower selling prices on certain products due to competitive pressures. Our fiscal year apparel margins have been impacted by increased yarn and cut/sew costs and reduced selling margins on certain products due to competitive pressures (for further discussion on the increased cut/sew costs and changes made, please see our Form 10-Q filed for the first and second quarters of this fiscal year with the Securities and Exchange Commission).

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2007	2006	2007	2006
Print	$14,172	$12,681	$41,168	$35,336
Apparel	8,072	8,271	24,046	28,601

Total	22,244	20,952	65,214	63,937
Less corporate expenses	3,884	3,775	12,037	10,295

Earnings before income taxes	$18,360	$17,177	$53,177	$53,642

     Print Segment. Our Print profit increased approximately $1.5 million and $5.9 million, or 11.8% and 16.5%, from $12.7 million and $35.3 million for the three and nine months ended November 30, 2006, to $14.2 million and $41.2 million for the three and nine months ended November 30, 2007, respectively. As a percent of sales, our Print profits were 16.0% for the three and nine months ended November 30, 2007, as compared to 14.8% and 14.4% for the three and nine months ended November 30, 2006, respectively. The increase in our Print profit, as a percent of sales is related to the increase in sales and gross profit margin as previously discussed.
     Apparel Segment. Our Apparel profit decreased approximately $0.2 million and $4.6 million, or 2.4% and 15.9%, from $8.3 million and $28.6 for the three and nine months ended November 30, 2006, to $8.1 million and $24.0 million for the three and nine months ended November 30, 2007. As a percent of sales, our Apparel profit decreased from 12.5% and 14.1% for the three and nine months ended November 30, 2006 to 11.6% and 11.8% for the three and nine months ended November 30, 2007. The decrease in our Apparel profit during the current period is primarily due to the decrease in gross profit margin as previously discussed.
Liquidity and Capital Resources

	November 30,	February 28,
(Dollars in thousands)	2007	2007	Change
Working Capital	$132,836	$102,269	29.9%
Cash and cash equivalents	$2,156	$3,582	-39.8%
     Working Capital. Our working capital increased by approximately $30.6 million, or 29.9% from $102.3 million at February 28, 2007 to $132.8 million at November 30, 2007. The increase in our working capital during the period related primarily to an increase in our receivables and inventories. Our current ratio, calculated by dividing our current assets by our current liabilities was 3.4-to-1.0 at November 30, 2007 and 3.1-to-1.0 at February 28, 2007.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Nine months ended November 30,
(Dollars in thousands)	2007	2006	Change
Net cash provided by operating activities	$17,615	$37,128	-52.5%
Net cash used in investing activities	$(16,243)	$(18,060)	-10.1%
Net cash used in financing activities	$(2,987)	$(25,236)	-88.2%
     Cash flows from operating activities. Cash provided by our operating activities decreased by $19.5 million, or 52.5% to $17.6 million for the nine months ending November 30, 2007 as compared to $37.1 million for the nine months ended November 30, 2006. During the nine months ended November 30, 2007, approximately 39.3% of our Apparel credit sales were factored compared to 72.5% for the same period last year. As a result, approximately $22.0 million of operational cash during the period was used to fund the transition of these previously factored sales to in-house credit (see “Credit Facility” following for further discussion). In addition, we used operational cash during the period to increase our apparel inventory levels by approximately $13.0 million, see “Results of

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
Operations — Segments” for further discussion. We were able to offset these uses of our operational cash during the period by increased management of our print inventory levels, accounts receivable and payables.
     Cash flows from investing activities. Cash used for our investing activities decreased by $1.8 million, or 10.1% to $16.2 million for the nine months ended November 30, 2007, as compared to $18.1 million for the nine months ended November 30, 2006. During the nine months ended November 30, 2007 we acquired two businesses, B&D and Trade for $14.5 million. During the nine months ended November 30, 2006, we acquired two businesses, Specialized Printed Forms and Block Graphics for $17.6 million.
     Cash flows from financing activities. We used $22.2 million less in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $10.1 million during the nine months ended November 30, 2007 as compared to $28.9 million during the same period of 2006 which was offset by the addition of $15.0 million in debt to finance the acquisition of Block on August 8, 2006. We borrowed $11.8 million to finance the acquisition of B&D on October 5, 2007 and $6.2 million to finance the increase in accounts receivable.
     Credit Facility - On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (LIBOR + .50% or 5.65% at 11/30/07), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of November 30, 2007, we had $97.0 million of borrowings under the revolver and $4.2 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $48.8 million. The Facility is secured by substantially all of our personal and investment property.
     During the nine months ended in November 30, 2007, we repaid $9.5 million on the revolver and $0.6 million on other debt and borrowed $18.0 million, mainly for acquisitions. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     Our Apparel segment continues to sell a portion of their accounts receivable to factors (for the nine months ended November 30, 2006 and 2007 — 72.5% and 39.3%, respectively) based upon agreements in place with these factors. As previous discussed, due to potential cost savings, we are continuing with our plans to reduce the amount of receivables we factor each year through the utilization of our existing bank line or from working capital generated by our Apparel Segment over the next couple of years.
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
     Inventories - We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices, but do not require minimum volume) with paper and yarn suppliers continue to be in effect.
     Capital Expenditures - We expect our capital requirements for the fiscal year, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $5.0 million and $7.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
     Contractual Obligations & Off-Balance Sheet Arrangements - There have been no significant changes in our contractual obligations since February 28, 2007 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2007.
Recent Accounting Pronouncements
FIN 48. We adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, we made a comprehensive review of our uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of earnings. This amount was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $81,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
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
FAS 141R. In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our Fiscal year ended February 28, 2010). We have not completed our evaluation of the

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.
FAS 160. In December 2007, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (FAS 160). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, (our Fiscal year ended February 28, 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $97.0 million at November 30, 2007. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2007 would be approximately $1.0 million.
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2007 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the current quarter ending November 30, 2007 there were changes in our internal control over our financial reporting related to implementing our new ERP System. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, have evaluated such changes in our internal control over financial reporting and determined that such changes did not materially affect, or are not reasonably likely to materially affect, our internal control over financial reporting. We continually modify and enhance our ERP System and believe the future enhancements or modifications will not have a material affect on our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: December 28, 2007	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: December 28, 2007	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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