Form 10-K
period 2008-02-29
ENNIS, INC.
filed 2008-05-09
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 29, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2007 was approximately $546 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2008 was 25,720,166.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE PERIOD ENDED FEBRUARY 29, 2008

PART I
ITEM 1. BUSINESS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products and also manufacture a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States and Canada is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers, and advertising agencies, among others. The company’s apparel business was acquired on November 19, 2004. Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. With apparel being the hottest product on the market, we are growing in every way to help our distributors’ profits continue to rise. We now offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The new apparel line features a wide variety of tees, fleece, shorts and yoga pants, and two headwear brands.
     On October 5, 2007, we acquired certain assets of B & D Litho, Inc. (“B & D”) headquartered in Phoenix, Arizona, and certain assets and related real estate of Skyline Business Forms, operating in Denver, Colorado for $12.5 million. The acquisition of B&D Litho, Inc. did not include the acquisition of B&D Litho California, Inc., which is mainly a commercial printing operation located in Ontario, California. No significant liabilities were assumed in the transactions. The combined sales of the purchased operations were $25.0 million during the most recent twelve month period. The acquisition will add additional medium and long run multi-part forms, laser cut sheets, jumbo rolls and mailer products sold through the indirect sales (distributorship) marketplace.
     On September 17, 2007, we acquired certain assets of Trade Envelope, Inc. (“Trade”) for $2.7 million. Under the terms of the purchase agreement, we have agreed to pay the former owners of Trade under a contingent earn-out arrangement over three years for intangibles, subject to certain set-offs. Trade is an envelope manufacturer (converter) and printer, offering high quality, 1-4 color process with lithograph and flexography capabilities with locations in Tullahoma, Tennessee and Carol Stream, Illinois. The combined sales of Trade during the most recent twelve month period were $11.4 million. The acquisition expanded and strengthened the envelope line of products currently being offered by the Company.
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
Print Segment
     The Print Segment, which has represented approximately 57% of our consolidated net sales during each of the past 3 years, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 40 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and Adams McClure also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
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
     There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations, such as Cenveo and their resale brand known as: PrintXcel, Discount Label, and Printegra. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.
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

Apparel Segment
     The Apparel Segment, which has represented approximately 43% of our consolidated net sales for the last 3 fiscal years, operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 95% of Alstyle’s revenues are derived from t-shirt sales, and 93% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
     Alstyle is headquartered in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships their dyed and cut product to outsourced manufacturers in El Salvador and Nicaragua for sewing. After sewing and packaging is completed, product is shipped to one of Alstyle’s eight distribution centers located across the United States, Canada, and Mexico. The products of the Apparel Segment are standardized shirts manufactured in a variety of sizes and colors. The Apparel Segment operates six manufacturing facilities, one in California, and five in Mexico.
     Alstyle utilizes a customer-focused internal sales team comprised of 21 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately half their time in the field.
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are to direct customer branded products, and the remainder relates to private label and re-labels programs. Generally, sales to screen printers and mass marketers are driven by the availability of competitive products and price considerations, which drive our requirements for inventory levels of our various products, while sales in the private label business are characterized by slightly higher customer loyalty.
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
     The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts, and outsources such products as fleece, hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel (“Delta”), Russell, Hanes and Gildan Activewear (“Gildan”). While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States and Canada, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes, and Russell.

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
Backlog
     At February 29, 2008, the Company’s backlog of orders believed to be firm was approximately $27,134,000 as compared to approximately $18,658,000 at February 28, 2007.
Research and Development
     While the Company continuously looks for new products to sell through its distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 29, 2008.
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
Employees
     At February 29, 2008, the Company had approximately 6,256 employees. Approximately 2,939 of the employees are in Mexico and approximately 19 employees are in Canada. Of the USA employees, approximately 410 were represented by three unions, fewer than seven separate contracts expiring at various times. Of the employees in Mexico, two unions represent substantially all employees with contracts expiring at various times.
Available Information
     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on its website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our website is not included as a part of, or incorporated by reference into, this report. The Company’s SEC filings are also available through the SEC’s website, www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW. Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable assets acquired. At February 29, 2008, our goodwill and other intangible assets were approximately $178.4 million and $88.2 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
Printed business forms may be superseded over time by “paperless” business forms or otherwise affected by technological obsolescence and changing customer preferences, which could reduce our sales and profits.
     Printed business forms and checks may eventually be superseded by “paperless” business forms, which could have a material adverse effect on our business over time. The price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of many of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products. In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

Our distributors face increased competition from various sources, such as office supply superstores. Increased competition may require us to reduce prices or to offer other incentives in order to enable our distributors to attract new customers and retain existing customers.
     Low price, high value office supply chain stores offer standardized business forms, checks, and related products. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of “one-stop” shopping for a broad array of office supplies that our distributors do not offer. In addition, superstores have the financial strength to reduce prices or increase promotional discounts to expand market share. This could result in us reducing our prices or offering incentives in order to enable our distributors to attract new customers and retain existing customers.
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
     As of February 29, 2008, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, material shortages, or an increase in transportation costs, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides more than 70% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
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
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases, etc. could have a material adverse effect on our operating results.

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
     Alstyle operates cutting and sewing facilities in Mexico, and sources certain product manufacturing and purchases in El Salvador, Nicaragua, Honduras, Pakistan, China, and Southeast Asia. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
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
     The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico, and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 20% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on our operations.
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
     We are subject to extensive and changing federal, state, and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable
ITEM 2. PROPERTIES
     The Company’s corporate headquarters are located in Midlothian, Texas. It operates manufacturing and distribution facilities throughout the United States and in Mexico and Canada. See the table below for additional information on our locations.
     All of the Print Segment properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Anaheim, California); and printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Tullahoma, Tennessee and Carol Stream, Illinois); financial forms and other business products. The Apparel Segment properties are used for the manufacturing or distribution of T-shirts and other activewear apparel.
     The plants are being operated at normal production capacity. Capacity fluctuates with market demands and depends upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given time, these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.
     All of the foregoing facilities are considered to be in good condition. The Company does not anticipate that substantial expansion, refurbishing, or re-equipping will be required in the near future.
     All of the rented property is held under leases with original terms of one or more years, expiring at various times from March 2008 through October 2013. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

     The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned		Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities	325,118		—
Chatham, Virginia	Two Manufacturing Facilities	127,956		—
Paso Robles, California	Manufacturing	94,120		—
DeWitt, Iowa	Two Manufacturing Facilities	95,000		—
Knoxville, Tennessee	Manufacturing	48,057		—
Ft. Scott, Kansas	Manufacturing	86,660		—
Portland, Oregon	Manufacturing	—		139,330
Wolfe City, Texas	Two Manufacturing Facilities	119,259		—
Moultrie, Georgia	Manufacturing	25,000		—
Coshocton, Ohio	Manufacturing	24,750		—
Macomb, Michigan	Manufacturing	56,350		—
Anaheim, California	Three Manufacturing Facilities	—		63,750
Bellville, Texas	Manufacturing	70,196		—
Denver, Colorado	Four Manufacturing Facilities & Warehouse	60,000		105,200
San Antonio, Texas	Manufacturing	47,426		—
Brooklyn Park, Minnesota	Manufacturing	94,800		—
Roseville, Minnesota	Manufacturing	—		42,500
Arden Hills, Minnesota	Warehouse	—		31,684
Nevada, Iowa	Manufacturing	232,000		—
Bridgewater, Virginia	Manufacturing	—		27,000
Columbus, Kansas	Manufacturing	201,000		—
Leipsic, Ohio	Manufacturing	83,216		—
El Dorado Springs, Missouri	Manufacturing	70,894		—
Princeton, Illinois	Manufacturing	—		74,340
Arlington, Texas	Manufacturing and Warehouse	88,235	*	33,120
Mechanicsburg, Pennsylvania	Warehouse	—		7,500
Sacramento, California	Administrative Offices	—		414
Tullahoma, Tennessee	Two Manufacturing Facilities**	24,950		25,000
Caledonia, New York	Manufacturing	138,730		—
Sun City, California	Manufacturing	52,617		—
Sparks, Nevada	Sublease	—		18,589
Carol Stream, Illinois	Manufacturing			14,400
Phoenix, Arizona	Manufacturing and Warehouse			82,800

		2,166,334		665,627

Apparel Segment
Anaheim, California	Office and Distribution Center	—		200,000
Anaheim, California	Manufacturing***	—		450,315
Chicago, Illinois	Distribution Center	—		120,000
Atlanta, Georgia	Distribution Center	—		31,958
Carrollton, Texas	Distribution Center	—		26,136
Bensalem, Pennsylvania	Distribution Center	—		60,848
Mississauga, Canada	Distribution Center	—		53,982
Los Angeles, California	Distribution Center	—		31,600
Ensenada, Mexico	Two Manufacturing Facilities	112,622		53,820
Ensenada, Mexico	Car Parking	—		22,000
Ensenada, Mexico	Warehouse	—		2,583
Hermosillo, Mexico	Administrative Offices	—		215
Hermosillo, Mexico	Three Manufacturing Facilities	—		126,263

		Approximate Square Footage
Location	General Use	Owned	Leased
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		112,622	1,209,477

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,316,256	1,875,104

*	18,300 square foot is classified as an asset held for sale.

**	The envelope production currently being performed in a leased facility in Tullahoma, Tennessee is being moved into the company owned facility in Tullahoma, Tennessee at the end of the lease term July 1, 2008.

***	Apparel Segment — 150,000 square feet of the manufacturing facilities in Anaheim, California is subleased.
ITEM 3. LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth for the periods indicated: the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company.

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 29, 2008
First Quarter	$28.12	$22.41	6,700	$0.155
Second Quarter	25.53	18.36	8,183	$0.155
Third Quarter	22.92	16.46	5,442	$0.155
Fourth Quarter	20.28	14.93	6,018	$0.155

Fiscal Year Ended February 28, 2007
First Quarter	$20.16	$18.57	6,684	$0.155
Second Quarter	20.87	18.52	6,185	$0.155
Third Quarter	23.37	19.99	6,850	$0.155
Fourth Quarter	27.11	22.19	4,801	$0.155
     The last reported sale price of our common stock on NYSE on April 30, 2008 was $16.94. As of that date, there were approximately 1,176 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time-to-time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate. The Company does not currently have an approved stock repurchase program.
     See Item 12 — “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” section of this Report for information relating to our equity compensation plans.
Stock Performance Graph
     The graph below compares the cumulative 5-year total return of shareholders of Ennis, Inc.’s common stock relative to the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on February 28, 2003 and tracks it through February 29, 2008.

*	$100 invested on 2/28/03 in stock or index-including reinvestment of dividends. Fiscal year ending February 28 or February 29.
Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	2003	2004	2005	2006	2007	2008
Ennis, Inc.	100.00	155.44	163.06	195.04	262.73	167.31
S&P 500	100.00	138.52	148.19	160.63	179.86	173.39
Russell 2000	100.00	164.41	180.08	209.95	230.67	201.98
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 29, 2008 and February 28, 2007, and for the three years in the period ended February 29, 2008, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$610,610	$584,713	$559,397	$365,353	$259,360
Gross profit	152,647	145,937	142,090	90,757	68,548
SG&A expenses	77,624	72,736	69,953	51,100	38,922
Net earnings	44,590	41,601	40,537	22,959	17,951

Earnings and dividends per share:
Basic	$1.74	$1.63	$1.59	$1.21	$1.10
Diluted	1.72	1.62	1.58	1.19	1.08
Dividends	0.62	0.62	0.62	0.62	0.62

Weighted average shares outstanding:
Basic	25,623	25,531	25,453	18,936	16,358
Diluted	25,860	25,759	25,728	19,260	16,602

Financial Position:
Working capital	$133,993	$102,269	$94,494	$70,247	$38,205
Current assets	185,819	151,516	158,455	151,630	63,605
Total assets	513,131	478,228	494,401	497,246	154,043
Current liabilities	51,826	49,247	63,961	81,383	25,400
Long-term debt	90,710	88,971	102,916	112,342	7,800
Total liabilities	164,652	161,825	197,066	225,515	43,461
Equity	348,479	316,403	297,335	271,731	110,582
Current ratio	3.59 to 1.0	3.08 to 1.0	2.48 to 1.0	1.86 to 1.0	2.50 to 1.0
Long-term debt to equity	.26 to 1.0	.28 to 1.0	.35 to 1.0	.41 to 1.0	.07 to 1.0
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
     You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. In addition, certain statements in this Report, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of Ennis. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated, or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions; the ability to implement our strategic initiatives; the ability to be profitable on a consistent basis; dependence on sales that are not subject to long-term contracts; dependence on suppliers; the ability to recover the rising cost of key raw materials in markets that are highly price competitive; the ability to meet customer demand for additional value-added products and services; the ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; postage rates; the ability to manage operating expenses; the ability to manage financing costs and interest rate risk; a decline in business volume and profitability could result in an impairment of goodwill; the ability to retain key management personnel; the ability to identify, manage or integrate future acquisitions; the costs associated with and the outcome of outstanding and future litigation; and changes in government regulations.
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements may prove to be inaccurate and speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations

Consolidated	Fiscal Years Ended
Statements of Earnings - Data	2008		2007		2006
Net sales	$610,610	100.0%	$584,713	100.0%	$559,397	100.0%
Cost of goods sold	457,963	75.0	438,776	75.0	417,307	74.6

Gross profit	152,647	25.0	145,937	25.0	142,090	25.4
Selling, general and administrative	77,624	12.7	72,736	12.4	69,953	12.5
Gain from disposal of assets	(757)	(0.1)	(258)	0.0	(188)	0.0

Income from operations	75,780	12.4	73,459	12.6	72,325	12.9
Other expense, net	(5,995)	(1.0)	(7,094)	(1.2)	(8,354)	(1.5)

Earnings before income taxes	69,785	11.4	66,365	11.4	63,971	11.4
Provision for income taxes	25,195	4.1	24,764	4.2	23,434	4.2

Net earnings	$44,590	7.3%	$41,601	7.2%	$40,537	7.2%

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
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $20.2 million, $20.1 million, and $16.4 million of revenue were recognized under these agreements during fiscal years ended February 29, 2008, February 28, 2007, and February 28, 2006 respectively.
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
Results of Operations — Consolidated
     Net Sales. Net sales for fiscal year 2008 were $610.6 million, compared to $584.7 million for fiscal year 2007, an increase of $25.9 million, or 4.4%. The increase in our sales for the period related primarily to an increase in our Print Segment sales, which increased $19.3 million during the fiscal year, or 5.9%. Our Apparel Segment sales increased by approximately $6.6 million, or 2.5% during the period. See “Results of Operations — Segments” of this Report for further discussion.

     Our net sales for fiscal year 2007 were $584.7 million, compared to $559.4 million for fiscal year 2006, an increase of $25.3 million, or 4.5%. The increase in our sales for the period related primarily to an increase in our Apparel Segment sales which increased $21.0 million during the period, or 8.8%. Our Print Segment sales increased by approximately $4.3 million, or 1.3% during the period. See “Results of Operations — Segments” of this Report for further discussion.
     Cost of Goods Sold. Our cost of goods sold for fiscal year 2008 was approximately $458.0 million compared to $438.8 million for fiscal year 2007. As a percentage of sales, our cost of goods sold was 75.0% for both fiscal years 2007 and 2008. The increase in our cost of sales, on a dollar-basis relates primarily to our increased sales volume as previously discussed. Our gross profit margins (net sales less cost of goods sold), as a percentage of sales, was 25.0% for both fiscal years. Our gross profit margins increased in our Print Segment from 25.2% to 27.2%, while our Apparel Segment margins decreased from 24.7% to 22.2% for fiscal year 2007 and 2008, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Our cost of goods sold for fiscal year 2007 was approximately $438.8 million, or 75.0% of sales, compared to $417.3 million, or 74.6% of sales for fiscal year 2006. The increase in our cost of sales, on a dollar-basis relates primarily to our increased sales volume during the period. Our cost of sales, as a percentage of sales, increased primarily as a result of raw material cost increases experienced by both our Print and Apparel Segments during the year and market penetration pricing strategies employed by our Apparel Segment during the later half of fiscal year 2007. As a result, our gross profit margins, as a percentage of sales, decreased slightly from 25.4 % in fiscal year 2006 to 25.0% in fiscal year 2007.
     Selling, general, and administrative expenses. For fiscal year 2008, our selling, general and administrative expenses were $77.6 million, or 12.7% of sales, compared to $72.7 million, or 12.4% of sales for fiscal year 2007, or an increase of $4.9 million, or 6.7%. On a dollar and percentage basis, these expenses increased primarily as a result of our acquisitions and the increase in our miscellaneous expenses, which was attributable to a significant increase in our credit card fees due to increased usage of credit/purchase cards by our customers.
     For fiscal year 2007, our selling, general and administrative expenses increased approximately $2.8 million, or 4.0% from $70.0 million, or 12.5% of sales for fiscal year 2006 to $72.7 million, or 12.4% of sales for fiscal year 2007. On a dollar and percentage basis, these expenses increased primarily as a result of the Print Segment acquisitions of Block, SPF, and full year expenses associated with the acquisition of TBF.
     Gain from disposal of assets. The gain from disposal of assets of $0.8 million during fiscal year 2008 resulted primarily from the sale of two print manufacturing facilities located in Dallas, Texas. The gain of $0.3 million from disposal of assets during fiscal year 2007 and gain of $0.2 million during fiscal year 2006 resulted primarily from sale of manufacturing equipment.
     Income from operations. Our earnings from operations for fiscal year 2008 increased by approximately $2.3 million, or 3.2%, from operational earnings of $73.5 million in fiscal year 2007 to operational earnings of $75.8 million in fiscal year 2008. As a percentage of sales, our operational earnings were 12.4% for fiscal year 2008 and 12.6% for fiscal year 2007, respectively. The increase in our operational earnings, on a dollar basis, during fiscal year 2008 related primarily to the increase in sales due to our acquisitions of Trade and B&D in fiscal year 2008 and full year revenue associated with our fiscal year 2007 acquisition of Block . The slight decrease in our operational earnings, as a percentage of sales, related primarily to the increase of selling, general and administrative expenses during fiscal year 2008 as previously discussed.
     Our income from operations for fiscal year 2007 increased from operational earnings of $72.3 million, or 12.9% of sales for fiscal year 2006, to operational earnings of $73.5 million, or 12.6% for fiscal year 2007. The dollar increase in our operational earnings, during fiscal year 2007, related primarily to the increase in sales from our acquisition of SPF and Block. The slight decrease, as a percentage of sales, related primarily to the reduction in our gross profit margin during the year as discussed above.
     Other income and expense Our interest expense was $5.7 million, $6.9 million and $8.3 million for fiscal years 2008, 2007 and 2006, respectively. Our interest expense decreased in fiscal year 2008 and 2007 due to less debt on average being outstanding for each prior fiscal year and a lower effective borrowing rate during fiscal year 2008.

     Provision for income taxes. Our effective tax rates for fiscal years 2008, 2007 and 2006 were 36.1%, 37.3% and 36.6%, respectively. The decrease in our effective tax rate during 2008 over the comparable prior year related primarily to an increase in our Domestic Production Activities Deduction and State Income Tax Credit. The increase in our overall effective tax rate during fiscal year 2007 related primarily to an increase in our effective foreign and state income tax rates.
     Net earnings. Our net earnings increased from earnings of $41.6 million, or 7.1% of sales in fiscal year 2007 to $44.6 million, or 7.3% of sales in fiscal year 2008. Basic earnings per share increased from earnings of $1.63 per share to $1.74 per share in fiscal years 2007 and 2008, respectively. Diluted earnings per share increased from earnings of $1.62 per share to $1.72 per share in fiscal years 2007 and 2008, respectively. The increase in our net earnings during the period related primarily to our increased sales volume and our lower effective tax rate.
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
Results of Operations — Segments

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2008	2007	2006
Print	$345,042	$325,679	$321,410
Apparel	265,568	259,034	237,987

Total	$610,610	$584,713	$559,397

     Print Segment. The print segment net sales represented 56.5%, 55.7%, and 57.5% of our consolidated net sales for fiscal years 2008, 2007, and 2006, respectively.
     Our net sales for the Print Segment were approximately $345.0 million for fiscal year 2008 compared to approximately $325.7 million for fiscal year 2007, or an increase of $19.3 million, or 5.9%. The increase in the Print Segment’s net sales for the fiscal year 2008 related primarily to our acquisition of B&D and Trade which were acquired October 5, 2007 and September 17, 2007, respectively and the full year impact of our acquisition of Block which was acquired on August 8, 2006. Net sales for the acquired entities were $53.3 million for the fiscal year ended 2008 compared to $24.9 million for the fiscal year ended 2007. The impact of the increase in sales from our acquired entities was offset by the planned attrition of low margin print sales and the decline in our commercial print operations over comparable periods last year due to the impact of the loss of two large promotional customers. While this impacted our sales during the current fiscal year by approximately $3.3 million, we feel the impact associated with these accounts has matured as the sales in our commercial print operations during the last six months has been above comparable sales levels last year. Due to the contracting nature of the print industry, our traditional print plants saw their sales decline by approximately $5.8 million, or 2.0% during the current fiscal year.
     Our net sales for the Print Segment were approximately $325.7 million for fiscal year 2007 compared to approximately $321.4 million for fiscal year 2006, or an increase of $4.3 million, or 1.3%. The increase in the Print Segment’s net sales for the fiscal year 2007 was primarily due to our acquisitions of SPF, TBF, and Block which added approximately $32.0 million to our print sales during fiscal year 2007. This increase was offset by the exit of two large customers, which we ceased doing business with during the fourth quarter of fiscal year 2006 and second quarter of fiscal year 2007, respectively. This loss amounted to approximately $19.6 million in lost revenues for fiscal year 2007. The decision to cease doing business with these large customers impacted our top-line revenue in the short-term; however, given the gross profit margins afforded by these customers, this business decision was beneficial to our gross profit. In addition, due to the contracting nature of the print industry, our traditional print plants saw their sales decline by $8.1 million or 2.8% during the fiscal year 2007.
     Apparel Segment. The Apparel Segment net sales represented 43.5%, 44.3%, and 42.5% of our consolidated net sales for fiscal years 2008, 2007 and 2006 respectively.

     For fiscal year 2008, our Apparel Segment net sales were approximately $265.6 million compared to approximately $259.0 million for fiscal year 2007, or an increase of $6.6 million, or 2.5%. The increase in the Apparel Segment’s net sales was primarily due to increased volume associated with new customers and increased sales to existing customers. Management believes that the Apparel sales during fiscal year 2008 were negatively impacted during the first six months by lower inventory levels at the beginning of the fiscal year, which hindered the Apparel Segment’s ability to capture certain opportunity sales during this period. Traditionally, the Apparel Segment rebuilds its inventory levels in the last half of the fiscal year for the upcoming summer buying season due to the normal falloff of demand during the winter season. However, during the second half of last fiscal year demand was at or above forecasted sales levels. As a result, production levels were only able to stay abreast of then current sales levels, which resulted in inventory levels not being as robust in the fourth quarter of fiscal year 2007 as during the same period last fiscal year. Consequently, several initiatives were implemented during the first and second quarters of this fiscal year to improve the Apparel Segment’s inventory levels and to meet forecasted demand. Significant progress was made on these initiatives during the second and third quarters of this fiscal year and the Apparel Segment’s inventory levels during the third quarter were significantly improved, which management believes allowed the apparel sales to return to more normalized sales growth levels during the third and fourth quarters (5.1% during the third quarter and 11.6% during the fourth quarter).
     Our fiscal year 2007 net sales for the Apparel Segment was approximately $259.0 million compared to approximately $238.0 million for fiscal year 2006, or an increase of $21.0 million, or 8.8%. The increase in the Apparel Segment’s net sales was primarily due to increased volume associated with new customers, which is attributable to our market penetration pricing strategies deployed during the third and fourth quarter of fiscal year 2007.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2008	2007	2006
Print	$93,767	$81,986	$79,859
Apparel	58,880	63,951	62,231

Total	$152,647	$145,937	$142,090

     Print Segment. Our Print Segment’s gross profit increased approximately $11.8 million, or 14.4% for fiscal year 2008 compared to $2.1 million, or 2.7% for fiscal year 2007. The increase in gross profit, on a dollar-basis relates primarily to our increased sales volume as previously discussed. As a percentage of sales, our gross profit was 27.2%, 25.2%, and 24.8% for fiscal years 2008, 2007 and 2006, respectively. Our 2008 Print margin, as a percentage of sales, increased primarily as a result of improved operational efficiencies and planned attrition of low margin sales. Our gross profit during fiscal year 2006 was impacted by the decrease in margins at our Adams McClure facility, which related primarily to operational performance issues encountered in executing several large promotional contracts. This conversely had a positive impact on our margins during fiscal year 2007 when we exited these contracts in the later half of fiscal year 2006 and the first half of fiscal year 2007.
     Apparel Segment. Our Apparel Segment’s gross profit decreased approximately $5.1 million, or 8.0% for fiscal year 2008 and increased approximately $1.7 million or 2.7% for fiscal year 2007. As a percentage of sales, our gross profit was 22.2%, 24.7%, and 26.1% for fiscal years 2008, 2007 and 2006, respectively.
     Our Apparel margins during the year were impacted mainly by the increased costs associated with our apparel inventory build, and to a lesser extent by higher cotton prices during our fourth quarter and lower selling prices on certain products due to competitive pressures. During the first nine months of the year and in connection with our inventory build initiative, we incurred approximately $2.1 million in additional overtime charges, $0.8 million in additional temporary labor charges and $1.5 million in additional cut/sew costs, all of which had a negative impact on our reported margins (for further discussion on the increased cut/sew costs and changes made, reference is made to our Form 10-Q filed for the first, second and third quarters of this fiscal year with the Securities and Exchange Commission). During the fourth quarter, we saw cotton prices increase significantly, and while we increased selling prices during this period to offset a portion of this cost increase, our margins were negatively impacted.
     Our Apparel Segment’s gross profit, as a percentage of sales, decreased during fiscal year 2007 due to raw material cost increases and the inability to pass these increased costs through to the marketplace, lower absorption of fixed manufacturing costs due to lower manufacturing levels and market penetration pricing strategies employed during the third and fourth quarters of fiscal year 2007 which drove higher sales. In addition, our margins during the fiscal year 2007 were impacted by a lower manufacturing absorption factor as we reduced our apparel inventory levels during the year by over $10 million. While the aforementioned factors had a negative impact on our apparel margins in 2007, they in turn had a positive impact on our apparel margins in 2006.

	Fiscal Years Ended
Profit by Segment (in thousands)	2008	2007	2006
Print	$56,012	$46,077	$45,121
Apparel	29,367	33,321	30,085

Total	85,379	79,398	75,206
Less corporate expenses	15,594	13,033	11,235

Earnings before income taxes	$69,785	$66,365	$63,971

Print Segment. Our Print Segment’s profit for fiscal year 2008 increased by approximately $9.9 million, or 21.5%, from $46.1 million for the fiscal year 2007, to $56.0 million for the fiscal year ended February 29, 2008 and increased approximately $1.0 million, or 2.1% for fiscal year 2007, from $45.1 million in fiscal year 2006 primarily as a result of our acquisitions. As a percent of sales, this Segment’s profits were 16.2%, 14.1%, and 14.0% for fiscal years 2008, 2007 and 2006, respectively. The increase in our Print profit, as a percent of sales is related to the increase in our sales and our gross profit margin, as previously discussed. This Segment’s profits during fiscal year 2006, as discussed previously, was impacted by operational performance issues encountered by our Adams McClure plant in executing several large contracts. We exited these contracts during the later part of fiscal year 2006 and the first part of fiscal year 2007, which as indicated above had a positive impact of this segment’s operational margins and profits during the current fiscal year.
     Apparel Segment. Our Apparel profit decreased approximately $3.9 million, or 11.9%, from $33.3 million for the fiscal year ended February 28, 2007, to $29.4 million for the fiscal year ended February 29, 2008 primarily due to the decrease in gross margins as previously discussed. Our Apparel Segment’s profit increased approximately $3.2 million, or 10.8% for fiscal year 2007 primarily due to increased sales. As a percent of sales, this Segment’s profits were 11.1%, 12.9%, and 12.6% for fiscal years 2008, 2007 and 2006, respectively. During the fiscal year 2007, while this segment’s gross margins were down slightly due to the factors previously mentioned, we were able to successfully leverage increased sales volume to bring increased profits to our bottom-line. We were unable to do this during the current fiscal year due to the factors discussed above (see discussion on Apparel Segment Net Sales) which hindered our annual growth this year.
Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2008	2007	Change
Working Capital	$133,993	$102,269	31.0%
Cash and cash equivalents	$3,393	$3,582	-5.3%
     Working Capital. Our working capital increased by approximately $31.7 million, or 31.0% from $102.3 million at February 28, 2007 to $134.0 million at February 29, 2008. The increase in our working capital during the period related primarily to an increase in our receivables and inventories. The increase in our receivables related primarily to the phasing out of Alstyle’s factoring arrangement. The increase in our inventory levels related primarily to our acquisitions during the period and our planned increase in Alstyle’s inventory level. Our current ratio, calculated by dividing our current assets by our current liabilities increased from 3.1-to-1.0 at February 28, 2007 to 3.6-to-1.0 at February 29, 2008.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. We used cash during the period to pay down our debt, finance the phase-out of Alstyle’s factoring arrangements, build our apparel inventory, and to acquire certain businesses.

	Fiscal Years Ended
(Dollars in thousands)	2008	2007	Change
Net Cash provided by operating activities	$30,444	$49,517	-38.5%
Net Cash used in investing activities	$(17,285)	$(19,825)	-12.8%
Net Cash used in financing activities	$(13,516)	$(39,978)	-66.2%
     Cash flows from operating activities. Cash provided by our operating activities decreased by $19.1 million, or 38.5% to $30.4 million for fiscal year 2008 as compared to $49.5 million for fiscal year 2007. During the fiscal year 2008, approximately 32% of our Apparel credit sales were factored compared to 73% for the fiscal year 2007. As a result, approximately $25.0 million of operational cash during the period was used to fund the transition of these previously factored sales to in-house credit (see “Credit Facility” following for further discussion). In addition, we used operational cash during the period to increase our apparel inventory levels by approximately $12.0 million, see “Results of Operations — Segments” for further discussion. We were able to offset these uses of our operational cash during the period by increased management of our print inventory levels, accounts receivable and payables. While both the aforementioned apparel initiatives required the use of a significant amount of our operational cash during the period, approximately $37.0 million, we view both as one-time uses of cash and as such neither would be expected to have a significant impact on our operational cash flow for fiscal year 2009.
     Cash flows from investing activities. Cash used for our investing activities decreased by $2.5 million, or 12.8% to $17.3 million for fiscal year 2008, compared to $19.8 million for fiscal year 2007. During the fiscal year 2008, we acquired two businesses, B&D and Trade for $14.6 million. During the fiscal year 2007, we acquired two businesses, Specialized Printed Forms and Block Graphics for $17.6 million. Our capital expenditures for each of the last 2 years have been relatively consistent. In addition to the above, we generated cash during the past 2 years by selling some of our unused or under-utilized property, plant and equipment.
     Cash flows from financing activities. We used $26.5 million less in cash associated with our financing activities in fiscal year 2008 when compared to the same period last year. We repaid debt in the amount of $16.7 million during the fiscal year ended 2008, as compared to $40.6 million during fiscal year ended 2007. We borrowed $18.0 million in fiscal year 2008 to finance the acquisition of B&D and to finance the phase-out of the apparel’s factoring arrangements, as compared to $15.6 million in fiscal year 2007 to finance the acquisition of Block.
     Credit Facility - On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% or 3.89% at February 29, 2008), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of February 29, 2008, we had $90.5 million of borrowings under the revolving credit line and $4.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $55.0 million. The Facility is secured by substantially all of our personal and investment property.
     During fiscal year 2008, we repaid $16.0 million on the revolver and $0.7 million on other debt and borrowed $18.0 million, mainly for acquisitions and the phase-out of the Apparel’s factoring arrangements. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     Alstyle continues to sell a portion of its accounts receivable to factors (fiscal year 2007 - 72.5%, fiscal year 2008 — 32.1%, last fiscal quarter — 9.8%) based upon agreements in place with these factors. As previously discussed, due to potential cost savings, we are continuing with our initiative to reduce the amount of receivables we factor each year through the utilization of our existing bank line or from working capital generated by our Apparel Segment. While this initiative did require the use of a substantial amount of our operational cash during the period, we do not anticipate that the final phase-out of this program, which will occur during fiscal year 2009, will have a significant impact on our operational cash during the year.

     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our next fiscal year. We have made contributions of $3 million to our pension plan during each of our last 2 fiscal years.
     Inventories - We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices, but do not require minimum volume) with paper and yarn suppliers continue to be in effect. Certain of our rebate programs, do however, require minimum purchase volumes. Management anticipates meeting the required volumes.
     Capital Expenditures - We expect our capital requirements for 2009, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements - With the exceptions noted below, there have been no significant changes in our contractual obligations since February 28, 2007 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 29, 2008 (in thousands).

						2013 to
	Total	2009	2010	2011	2012	2018
Debt:
Revolving credit facility	$90,500	$—	$—	$90,500	$—	$—
Notes to finance companies	—	—	—	—	—	—
Capital leases	452	242	210	—	—	—
Other	13	13	—	—	—	—

Debt subtotal	90,965	255	210	90,500	—	—
Interest on capital leases	22	17	5	—	—	—

Debt and interest total	90,987	272	215	90,500	—	—

Other contractual commitments:
Estimated pension benefit payments	38,670	3,620	3,080	4,025	4,225	23,720
Letters of credit	4,473	4,473	—	—	—	—
Operating leases	18,736	8,293	4,346	3,101	1,727	1,269

Total other contractual commitments	61,879	16,386	7,426	7,126	5,952	24,989

Total	$152,866	$16,658	$7,641	$97,626	$5,952	$24,989

Subsequent to February 29, 2008 and through April 30, 2008, we made repayments on our revolving credit facility of approximately $10.0 million
New Accounting Pronouncements
FIN 48. We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, we made a comprehensive review of our uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of earnings. This amount was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $76,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
The unrecognized tax benefits mentioned above includes an aggregate $26,000 of interest expense. Upon adoption of FIN 48, we elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, our policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at earnings before income taxes.
We are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. We have concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2002 and foreign tax jurisdictions through 2000.
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FAS 157 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115” (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. FAS 159 is effective for us beginning March 1, 2008. The adoption of FAS 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
FAS 141R. In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our fiscal year ended February 28, 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.
FAS 160. In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year ended February 28, 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $90.5 million at February 29, 2008. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 29, 2008 would be approximately $0.9 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No matter requires disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of February 29, 2008 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     During the year ended February 29, 2008, there were changes in our internal control over our financial reporting related to implementing our new ERP System. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, have evaluated such changes in our internal control over financial reporting and determined that such changes did not materially affect, or are not reasonably likely to materially affect our internal control over financial reporting. We continually modify and enhance our ERP System and believe the future enhancements or modifications will not have a material effect on our internal control over financial reporting.
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

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or dispositions of the Company’s assets that could have a material effect on the financial statements.
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
     Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 29, 2008, the Company’s internal control over financial reporting is effective.
     Grant Thornton, LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 29, 2008 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. Their report is presented on page F-3 of this Report.
ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

     In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple new regulations, requiring the implementation of policies and procedures in the corporate governance area. In complying with new regulations requiring the institution of policies and procedures, it has been the goal of the Ennis Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Ennis’ unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.ennis.com, and a copy will be mailed upon request to Ms. Sharlene Reagan at 2441 Presidential Parkway, Midlothian, TX 76065. If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	( c )
Equity compensation plans approved by the security holders (1)	543,429	$10.97	258,276
Equity compensation plans not approved by security holders	—	—	—

Total	543,429	$10.97	258,276

     The following table provides information about securities authorized for issuance under the Company’s equity compensation plans as of February 29, 2008.

(1)	Includes the 1998 Option and Restricted Stock Plan, amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. Includes 73,916 shares of restricted stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.
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

ENNIS, INC.

Date: May 9, 2008	BY:	/s/ KEITH S. WALTERS

Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 9, 2008	BY:	/s/ RICHARD L. TRAVIS, JR.

Richard L. Travis, Jr. Vice President — Finance and CFO, Secretary and Principal Financial and Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 9, 2008	BY:	/s/ KEITH S. WALTERS

Keith S. Walters, Chairman

Date: May 9, 2008	BY:	/s/ RONALD M. GRAHAM

Ronald M. Graham, Director

Date: May 9, 2008	BY:	/s/ JAMES B. GARDNER

James B. Gardner, Director

Date: May 9, 2008	BY:	/s/ GODFREY M. LONG, JR.

Godfrey M. Long, Jr., Director

Date: May 9, 2008	BY:	/s/ THOMAS R. PRICE

Thomas R. Price, Director

Date: May 9, 2008	BY:	/s/ KENNETH G. PRITCHETT

Kenneth G. Pritchett, Director

Date: May 9, 2008	BY:	/s/ ALEJANDRO QUIROZ

Alejandro Quiroz, Director

Date: May 9, 2008	BY:	/s/ MICHAEL J. SCHAEFER

Michael J. Schaefer, Director

Date: May 9, 2008	BY:	/s/ JAMES C. TAYLOR

James C. Taylor, Director

ENNIS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries as of February 29, 2008 and February 28, 2007 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, the Company has adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006. As discussed in Note 11 to the consolidated financial statements, the Company also adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective February 28, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ennis, Inc. and subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 9, 2008 expressed an unqualified opinion on the effectiveness of Ennis, Inc.’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
May 9, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited Ennis, Inc. (a Texas corporation) and subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ennis, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Ennis, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 29, 2008 and our report dated May 9, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
May 9, 2008

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Fiscal Years Ended
	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,393	$3,582
Accounts receivable, net of allowance for doubtful receivables of $3,954 at February 29, 2008 and $2,698 at February 28, 2007	72,278	47,285
Prepaid expenses	3,500	5,628
Inventories	98,570	85,696
Deferred income taxes	7,786	7,444
Assets held for sale	292	1,881

Total current assets	185,819	151,516

Property, plant and equipment, at cost
Plant, machinery and equipment	130,214	127,521
Land and buildings	42,793	40,680
Other	22,586	22,506

Total property, plant and equipment	195,593	190,707
Less accumulated depreciation	136,605	127,650

Net property, plant and equipment	58,988	63,057

Goodwill	178,388	178,314
Trademarks and tradenames, net	63,880	63,052
Customer lists, net	24,260	20,287
Deferred finance charges, net	934	1,382
Prepaid pension asset	260	—
Other assets	602	620

Total assets	$513,131	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	Fiscal Years Ended
	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$29,658	$25,597
Accrued expenses
Employee compensation and benefits	14,840	15,799
Taxes other than income	989	611
Federal and state income taxes payable	501	973
Other	5,583	5,615
Current installments of long-term debt	255	652

Total current liabilities	51,826	49,247

Long-term debt, less current installments	90,710	88,971
Liability for pension benefits	—	2,702
Deferred income taxes	20,775	19,603
Other liabilities	1,341	1,302

Total liabilities	164,652	161,825

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2008 and 2007	75,134	75,134
Additional paid in capital	122,566	122,305
Retained earnings	235,624	207,190
Accumulated other comprehensive income (loss):
Foreign currency translation	929	25
Minimum pension liability	(6,450)	(7,396)

	(5,521)	(7,371)

	427,803	397,258

Treasury stock
Cost of 4,391,193 shares in 2008 and 4,475,962 shares in 2007	(79,324)	(80,855)

Total shareholders’ equity	348,479	316,403

Total liabilities and shareholders’ equity	$513,131	$478,228

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2008	2007	2006
Net sales	$610,610	$584,713	$559,397
Cost of goods sold	457,963	438,776	417,307

Gross profit	152,647	145,937	142,090

Selling, general and administrative	77,624	72,736	69,953
Gain from disposal of assets	(757)	(258)	(188)

Income from operations	75,780	73,459	72,325

Other income (expense)
Interest expense	(5,678)	(6,936)	(8,331)
Other expense, net	(317)	(158)	(23)

	(5,995)	(7,094)	(8,354)

Earnings before income taxes	69,785	66,365	63,971

Provision for income taxes	25,195	24,764	23,434

Net earnings	$44,590	$41,601	$40,537

Weighted average common shares outstanding
Basic	25,623,325	25,530,732	25,452,582

Diluted	25,860,358	25,758,948	25,728,299

Per share amounts
Net earnings — basic	$1.74	$1.63	$1.59

Net earnings — diluted	$1.72	$1.62	$1.58

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED 2006, 2007, AND 2008
(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2005	30,053,443	$75,134	$123,640	$156,666	$6	(4,635,444)	$(83,715)	$271,731
Net earnings	—	—	—	40,537	—	—	—	40,537
Foreign currency translation, net of deferred tax of $270	—	—	—	—	455	—	—	455
Unrealized loss on derivative instruments, net	—	—	—	—	(1)	—	—	(1)

Comprehensive income								40,991
Dividends declared $(.62 per share)	—	—	—	(15,780)	—	—	—	(15,780)
Exercise of stock options and restricted stock grants	—	—	(718)	—	—	79,369	1,434	716
Treasury stock purchases	—	—	—	—	—	(18,254)	(323)	(323)

Balance February 28, 2006	30,053,443	75,134	122,922	181,423	460	(4,574,329)	(82,604)	297,335
Net earnings	—	—	—	41,601	—	—	—	41,601
Foreign currency translation, net of deferred tax of $255	—	—	—	—	(435)	—	—	(435)

Comprehensive income								41,166
Adjustment to initially apply FAS 158, net of tax of $4,739	—	—	—	—	(7,396)	—	—	(7,396)
Dividends declared $(.62 per share)	—	—	—	(15,834)	—	—	—	(15,834)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	169	—	—	—	—	169
Stock based compensation	—	—	302	—	—	—	—	302
Exercise of stock options and restricted stock grants	—	—	(1,088)	—	—	98,367	1,749	661

Balance February 28, 2007	30,053,443	75,134	122,305	207,190	(7,371)	(4,475,962)	(80,855)	316,403
Net earnings	—	—	—	44,590	—	—	—	44,590
Foreign currency translation, net of deferred tax of $526	—	—	—	—	904	—	—	904
Adjustment to pension net of deferred tax of $584	—	—	—	—	946	—	—	946

Comprehensive income								46,440
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(240)	—	—	—	(240)
Dividends declared $(.62 per share)	—	—	—	(15,916)	—	—	—	(15,916)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	385	—	—	—	—	385
Stock based compensation	—	—	734	—	—	—	—	734
Exercise of stock options and restricted stock grants	—	—	(858)	—	—	84,769	1,531	673

Balance February 29, 2008	30,053,443	$75,134	$122,566	$235,624	$(5,521)	(4,391,193)	$(79,324)	$348,479

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$44,590	$41,601	$40,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,217	14,670	15,474
Amortization of deferred finance charges	448	451	495
Amortization of trademarks and customer lists	2,062	1,957	2,337
Gain on the sale of equipment	(757)	(258)	(188)
Bad debt expense	1,970	1,390	317
Stock based compensation	734	302	—
Excess tax benefit of stock option exercises	(385)	(169)	—
Deferred income taxes	682	(4,963)	456
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(22,854)	(3,762)	4,633
Prepaid expenses	2,239	(1,225)	761
Inventories	(10,148)	5,797	(9,332)
Other current assets	—	—	334
Other assets	16	(482)	(2,320)
Accounts payable and accrued expenses	2,348	(8,313)	(7,227)
Other liabilities	(701)	(734)	1,144
Liability for pension benefits	(2,017)	3,255	6

Net cash provided by operating activities	30,444	49,517	47,427

Cash flows from investing activities:
Capital expenditures	(4,294)	(4,999)	(9,040)
Purchase of businesses, net of cash acquired	(14,638)	(17,637)	(1,196)
Proceeds from disposal of plant and property	1,647	2,811	294

Net cash used in investing activities	(17,285)	(19,825)	(9,942)

Cash flows from financing activities:
Borrowings on debt	18,000	15,647	9,000
Repayment of debt	(16,658)	(40,621)	(28,508)
Dividends	(15,916)	(15,834)	(15,780)
Proceeds from exercise of stock options	673	661	393
Excess tax benefit of stock option exercises	385	169	—

Net cash used in financing activities	(13,516)	(39,978)	(34,895)

Effect of exchange rate changes on cash	168	8	576

Net change in cash and cash equivalents	(189)	(10,278)	3,166
Cash and cash equivalents at beginning of period	3,582	13,860	10,694

Cash and cash equivalents at end of period	$3,393	$3,582	$13,860

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
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 29, 2008, February 28, 2007 and February 28, 2006 (fiscal years ended 2008, 2007, and 2006, respectively).
Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. At February 29, 2008, the Company had $714,000 in Mexican and $839,000 in Canadian bank accounts.
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
Inventories. With the exception of approximately one third of the raw materials of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2008 and 2007, approximately 5.26% and 6.24% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserve for obsolete inventory at fiscal years ended 2008 and 2007 were $1.6 million and $1.2 million, respectively.
Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period presently considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property. As of February 29, 2008, the Company had land and building of approximately $0.3 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land under contract for sale which is the lower of carrying amount or fair value less cost to sell. At February 28, 2007, the Company had property, plant and equipment of approximately $1.9 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of land and building of approximately $0.6 million and equipment with a net book value of $1.3 million. During the year, the buildings were sold for a gain of approximately $0.8 million and the equipment was returned to service.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. Intangible assets with indefinite lives are not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the related business unit to its carrying value.
Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is based upon future discounted net cash flows.
Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair value because of the short maturity of these instruments. Long-term debt as of fiscal years ended 2008 and 2007 approximates its fair value as the interest rate is tied to market rates.
Deferred Finance Charges. The Company accounts for deferred finance charges in connection with its revolving and term credit facility. The costs associated with the debt are amortized using the straight-line method over the term of the facility. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.
Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $20,250,000, $20,147,000, and $16,395,000 of revenue was recognized under these arrangements during fiscal years 2008, 2007, and 2006 respectively.
Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $2,014,000, $1,905,000, and $1,559,000, during the fiscal years ended 2008, 2007, and 2006, respectively and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in advertising expense is amortization related to direct response advertising of $876,000, $703,000, and $622,000 for the fiscal years ended 2008, 2007 and 2006, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2008 and 2007 were $231,000 and $529,000, respectively.
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
Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal year ended 2006, 61,619 of options were not included in the diluted earnings per share computation because their effect was anti-dilutive. In 2008 and 2007 all options and restricted stock grants were dilutive.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) includes adjustments of the changes resulting from exchange rate fluctuations from year to year and changes in the fair value of the Company’s pension plan assets. Amounts charged directly to shareholders’ equity related to the Company’s pension plan are included in “other comprehensive income.” Adjustments resulting from the translation of the financial statements of our Mexican and Canadian operations are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income (loss).
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other income (expense), net as incurred. Transaction gains and losses totaled approximately $322,000, $265,000 and $68,000 for fiscal years ended 2008, 2007 and 2006, respectively.
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
Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations. We reclassified $157,000 and ($107,000) of selling, general and administrative expense and $258,000 and $188,000 of gain from disposal of assets in fiscal 2007 and 2006, respectively, which were previously reported as part of other expense, net.
Shipping and Handling Costs. In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records amounts billed to customers for shipping and handling costs in net sales and related costs are included in cost of goods sold.
Stock Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), effective March 1, 2006. FAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 1.1%) over the requisite service period of the individual grants, which generally equals the vesting period. For the fiscal years 2008 and 2007, in accordance with FAS 123R, the Company recorded stock based compensation expense of approximately $734,000 and $302,000, and related tax benefit of $272,000 and $112,000, respectively. For a further discussion of the impact of FAS 123R on the results of our consolidated financial statements, see Note 10, “Stock Option Plans and Stock Based Compensation.”
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
The accompanying consolidated statements of earnings for fiscal year 2006 were not restated since the Company elected not to use the retrospective application method under FAS 123R. A summary of the effect on net earnings and earnings per share for fiscal years 2006 as if the Company had applied the fair value recognition provisions of FAS 123 to share-based compensation for all outstanding and nonvested stocks options and restricted shares is as follows (in thousands except per share amounts):

2006
Net earnings as reported	$40,537
Deduct: Stock-based employee compensation expense not included in reported earnings, net of related tax effect of $85.	(134)

Pro forma earnings	$40,403

Net earnings per share
Basic — as reported	$1.59

Basic — pro forma	$1.59

Diluted — as reported	$1.58

Diluted — pro forma	$1.57

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense over the vesting period.
New Accounting Pronouncements
FIN 48. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on March 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its uncertain tax positions and recorded $240,000 of unrecognized tax benefits in connection with certain state tax positions, as non-current other liabilities on the consolidated balance sheet, with no net impact to the consolidated statement of earnings. This amount was accounted for as a reduction to the March 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48. These unrecognized tax benefits related to uncertain tax positions would impact the effective tax rate if recognized. Approximately $76,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
The unrecognized tax benefits mentioned above includes an aggregate $26,000 of interest expense. Upon adoption of FIN 48, the Company elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at earnings before income taxes.
The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2002 and foreign tax jurisdictions through 2000.
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations, or cash flows.
FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115” (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. FAS 159 is effective for the Company beginning March 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.
FAS 141R. In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ended February 28, 2009). The Company has not completed its evaluation of the potential impact, if any, of the adoption of FAS 141R on its consolidated financial position, results of operations and cash flows.
FAS 160. In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ended February 28, 2009). The Company has not completed its evaluation of the potential impact, if any, of the adoption of FAS 160 on its consolidated financial position, results of operations and cash flows.
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, and trade receivables. Cash and cash equivalents are placed with high-credit quality financial institutions. The Company’s credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for doubtful receivables to cover estimated credit losses associated with accounts receivable.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 32.1% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis in fiscal year 2008. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
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
The following table represents amounts due from factors included in accounts receivable for the fiscal years ended (in thousands):

	February 29,	February 28,
	2008	2007
Outstanding factored receivables without recourse	$2,315	$18,766
Advances from factors	(1,467)	(15,683)

Due from factors	$848	$3,083

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
The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2008	2007	2006
Balance at beginning of period	$2,698	$3,001	$3,567
Bad debt expense	1,970	1,390	317
Other	—	—	3
Recoveries	29	101	67
Accounts written off	(743)	(1,794)	(953)

Balance at end of period	$3,954	$2,698	$3,001

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Inventories
The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2008	2007
Raw material	$14,711	$11,074
Work-in-process	15,467	16,694
Finished goods	68,392	57,928

	$98,570	$85,696

The excess of current costs at FIFO over LIFO stated values was approximately $4,860,000 and $4,671,000 at fiscal years ended 2008 and 2007, respectively. There were no significant liquidations of LIFO inventories during the fiscal years ended 2008, 2007 and 2006. Cost includes materials, labor and overhead related to the purchase and production of inventories.
(5) Acquisitions and Disposal
On October 5, 2007, the Company acquired certain assets of B & D Litho, Inc. (“B & D”) headquartered in Phoenix, Arizona, and certain assets and related real estate of Skyline Business Forms (“Skyline”), operating in Denver, Colorado through its wholly owned subsidiaries for $12.5 million in cash. The acquisition of B&D Litho, Inc. did not include the acquisition of B&D Litho California, Inc., which is primarily a commercial printing operation located in Ontario, California. No significant liabilities were assumed in the transactions. Acquired customer lists are being amortized over a 10 year period. The combined sales of the purchased operations were $25.0 million during the most recent twelve month period. The acquisition will add additional medium and long run multi-part forms, laser cut sheets, jumbo rolls and mailer products sold through the indirect sales (distributorship) marketplace.
The following is a summary of the purchase price allocation for B & D and Skyline (in thousands):

Accounts receivable	$2,713
Inventories	1,711
Other assets	66
Property, plant & equipment	2,662
Customer lists	5,084
Trademarks	671
Noncompete	18
Accounts payable and accrued liabilities	(443)

$12,482

On September 17, 2007, the Company acquired certain assets of Trade Envelope, Inc. (“Trade”) for $2.7 million. Under the terms of the purchase agreement, the Company has agreed to pay the former owners of Trade under a contingent earn-out arrangement over three years for intangibles, subject to certain set-offs. Trade is an envelope manufacturer (converter) and printer, offering high quality, 1-4 color process with lithograph and flexography capabilities with locations in Tullahoma, Tennessee and Carol Stream, Illinois. The sales for the most recent twelve month period was $11.4 million. The acquisition expanded and strengthened the envelope product line for the Company.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Acquisitions and Disposal-continued
The following is a summary of the purchase price allocation for Trade (in thousands):

Accounts receivable	$974
Inventories	346
Property, plant & equipment	419
Customer lists	767
Trademarks	306
Noncompete	15
Accounts payable and accrued liabilities	(171)

$2,656

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

$4,588

The results of operations for B&D, Trade, Block, and SPF are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all companies had been acquired as of March 1, 2006, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Acquisitions and Disposal-continued

	Unaudited
	2008	2007
Pro forma net sales	$631,786	$638,371
Pro forma net earnings	44,979	42,217
Pro forma earnings per share — diluted	1.74	1.64
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.
(6) Goodwill and Other Intangible Assets
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
Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). The cost of intangible assets are based on fair values at the date of acquisition. Trademarks with indefinite lives, with a net book value of $63.2 million at fiscal year end 2008, are evaluated for impairment on an annual basis.
The Company assesses the recoverability of its definite-lived intangible assts primarily based on its current and anticipated future undiscounted cash flows. The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousand):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of February 29, 2008
Amortized intangible assets (in thousands)
Tradenames	$1,234	$592	$642
Customer lists	29,908	5,648	24,260
Noncompete	500	451	49

	$31,642	$6,691	$24,951

As of February 28, 2007
Amortized intangible assets (in thousands)
Tradenames	$1,234	$442	$792
Customer lists	24,057	3,770	20,287
Noncompete	467	417	50

	$25,758	$4,629	$21,129

	Fiscal Years Ended
	2008	2007
Non-amortizing intangible assets (in thousands) Trademarks	$63,238	$62,260

Aggregate amortization expense for fiscal years 2008, 2007 and 2006 was $2,062,000, $1,957,000, and $2,337,000, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Goodwill and Other Intangible Assets-continued
The Company’s estimated amortization expense for the next five years is as follows:

2009	$2,344,000
2010	2,329,000
2011	2,323,000
2012	2,317,000
2013	2,273,000
The following table represents changes in the carrying amount of goodwill for the fiscal years ended (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2006	$40,580	$137,700	$178,280
Goodwill	34	—	34

Balance as of March 1, 2007	40,614	137,700	178,314
Goodwill	74	—	74

Balance as of February 29, 2008	$40,688	$137,700	$178,388

Adjustments of $74,000 and $34,000 during the fiscal year ended February 29, 2008 and February 28, 2007, respectively, were added to goodwill due to revised estimates in accrued expenses from the previous acquisition of Tennessee Business Forms.
(7) Other Accrued Expenses
The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 29,	February 28,
	2008	2007
Accrued interest	$604	$975
Accrued taxes	405	424
Accrued legal and professional fees	244	267
Accrued utilities	1,358	786
Accrued repairs and maintenance	274	137
Accrued contract labor	280	355
Factored receivables with recourse	539	772
Other accrued expenses	1,879	1,899

	$5,583	$5,615

(8) Long-Term Debt
Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 29,	February 28,
	2008	2007
Revolving credit facility	$90,500	$88,500
Capital lease obligations	452	784
Note payable to finance companies	—	314
Other	13	25

	90,965	89,623
Less current installments	255	652

Long-term debt	$90,710	$88,971

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Long-Term Debt-continued
On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR +         .75% or 3.89% at February 29, 2008), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of February 29, 2008, the Company had $90.5 million of borrowings under the revolving credit line and $4.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $55.0 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of February 29, 2008. The Facility is secured by substantially all of the Company’s assets.
Assets under capital leases have a total gross book value of $1,154,000 and $1,092,000 and the related accumulated amortization of $407,000 and $240,000 for fiscal years ended 2008 and 2007, respectively, and are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
Capital lease obligations have interest due monthly at 4.82% to 4.96% and principal paid in equal monthly installments. The notes mature at dates ranging from July 2008 through January 2010.
The Company’s long-term debt maturities for the years following February 29, 2008 are as follows (in thousands):

		Capital
	Debt	Leases	Total
2009	$13	$259	$272
2010	—	215	215
2011	90,500	—	90,500

	90,513	474	90,987
Less amount representing interest	—	22	22

	$90,513	$452	$90,965

(9) Shareholders’ Equity
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plans and Stock Based Compensation
The Company has stock options granted to key executives and managerial employees and non-employee directors. At fiscal year ended 2008, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan (“the Plan”). The Company has 801,705 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
Prior to the adoption of  FAS  123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For fiscal year 2008 and 2007, $385,000 and $169,000, respectively, of such excess tax benefits were classified as financing cash flows.
The Company had the following stock option activity for the three years ended February 29, 2008:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2005	695,575	$9.67	4.9
Granted	72,700	18.51
Terminated	(750)	10.25
Exercised	(79,675)	9.02

Outstanding at February 28, 2006	687,850	$10.63	4.6
Granted	—	—
Terminated	(22,500)	11.13
Exercised	(111,837)	8.33

Outstanding at February 28, 2007	553,513	$11.08	3.9
Granted	—	—
Terminated	(20,500)	15.15
Exercised	(63,500)	10.60

Outstanding at February 29, 2008	469,513	$10.97	2.9	$2,503

Exercisable at February 29, 2008	423,913	$10.46	2.5	$2,477

(a) Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on February 29, 2008 ($15.96) and the weighted exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during fiscal year 2008 and 2007. The per share weighted-average fair value of options granted during fiscal years 2006 was $3.52, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plans and Stock Based Compensation-continued

2006
Expected volatility	23.85%
Expected term (years)	5
Risk free interest rate	4.37%
Dividend yield	3.64%

Weighted average grant-date fair value	$3.52
A summary of the stock options exercised is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2008	2007	2006
Total cash received	$673	$661	$393
Income tax benefits	385	169	86
Total grant-date fair value	83	102	87
Intrinsic value	611	1,364	593
A summary of the status of the company’s unvested stock options at February 29, 2008, and changes during the fiscal year ended February 29, 2008 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2007	99,025	$2.52
New grants	—	—
Vested	(33,425)	2.35
Forfeited	(20,000)	2.53

Unvested at February 29, 2008	45,600	2.64

As of February 29, 2008, there was $79,000 of unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.4 years. The total fair value of shares vested during the fiscal year ended February 29, 2008 was $533,000.
The following table summarizes information about stock options outstanding at the end of fiscal year 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$7.0625 to $8.6875	224,613	1.8	$8.08	224,613	$8.08
10.0625 to 11.6700	119,750	1.2	10.27	114,750	10.21
13.2800 to 16.4200	87,450	6.0	15.56	46,850	15.07
19.6900	37,700	8.0	19.69	37,700	19.69

	469,513	2.9	10.97	423,913	10.46

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the fiscal years ended February 29, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2005	—
Granted	23,919	$18.51
Terminated	—
Exercised	—

Outstanding at February 28, 2006	23,919	$19.69
Granted	16,000	19.64
Terminated	—
Exercised	—

Outstanding at February 28, 2007	39,919	$19.67
Granted	56,600	26.79
Terminated	(1,334)	19.64
Exercised	(21,269)	19.68

Outstanding at February 29, 2008	73,916	$25.12

Exercisable at February 29, 2008	—	$—

As of February 29, 2008, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1,402,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years.
(11) Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 13% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).
The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2008	2007
Equity securities	49%	47%
Debt securities	44%	44%
Cash and cash equivalents	7%	9%

Total	100%	100%

The current asset allocation is being managed to meet the Company stated objective of asset growth. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objective, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 29, 2008 is as follows:

Asset Class	Target Allocation Percentage
Money Market	0 - 3%
Bonds	43 - 47%
Stocks	45 - 50%

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2008 was 8.0%, the rate used in the calculation of the current year pension expense.
The Company’s retirement benefit plan costs are accounted for using a valuation required by Statement of Financial Accounting Standard No. 87 (“FAS 87”), “Employers’ Accounting for Pensions.” The Company adopted Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment FASB Statements No. 87, 88, 106 and 132R” (“FAS 158”) as of February 28, 2007. FAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within accumulated other comprehensive income (loss), net of income tax. In connection with the adoption of FAS 158, the Company recognized the funded status of its Plans on its consolidated balance sheet as of February 28, 2007 with an adjustment to comprehensive income in the amount of $12.1 million less $4.7 million deferred tax with subsequent changes in the funded status recognized in comprehensive income in the years in which they occur.
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2008	2007	2006
Components of net periodic benefit cost
Service cost	$1,430	$1,440	$1,422
Interest cost	2,505	2,440	2,443
Expected return on plan assets	(3,079)	(2,848)	(2,771)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	905	956	1,057

Net periodic benefit cost	$1,616	$1,843	$2,006

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2008	2007	2006
Weighted average discount rate (net periodic pension cost)	6.00%	6.00%	6.00%
Earnings progression (net periodic pension cost)	3.00%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	6.40%	6.00%	6.00%
Earnings progression (benefit obligations)	3.00%	3.00%	3.50%

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$42,860	$42,542
Service cost	1,430	1,440
Interest cost	2,505	2,440
Actuarial loss	(1,970)	(763)
Benefits paid	(2,514)	(2,799)

Projected benefit obligation at end of year	$42,311	$42,860

Change in plan assets:
Fair value of plan assets at beginning of year	$40,158	$37,607
Company contributions	3,000	3,000
Gains on plan assets	1,927	2,350
Benefits paid	(2,514)	(2,799)

Fair value of plan assets at end of year	$42,571	$40,158

Funded status (benefit obligation less plan assets)	$260	$(2,702)

Accumulated benefit obligation at end of year	$36,895	$36,902

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2009.
Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2008	$3,620
2009	3,080
2010	4,025
2011	4,225
2012	4,685
2013 – 2017	19,035
Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the pension plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $421,000, $360,000 and $226,000 in fiscal years ended 2008, 2007 and 2006, respectively.
In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $360,000, $370,000, and $370,000 in fiscal years ended 2008, 2007, and 2006, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Income Taxes
The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2008	2007	2006
Current:
Federal	$20,144	$19,611	$20,517
State and local	2,787	3,849	2,900
Foreign	2,147	1,624	1,237
Deferred	117	(320)	(1,220)

Total provision for income taxes	$25,195	$24,764	$23,434

The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	2.6	3.9	3.0
Other	(1.5)	(1.6)	(1.4)

	36.1%	37.3%	36.6%

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of earnings. To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would be recorded. The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

	2008	2007
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,517	$1,052
Inventories	4,100	4,454
Employee compensation and benefits	1,715	1,800
Other	454	138

	$7,786	$7,444

Noncurrent deferred tax liability related to:
Property, plan and equipment	$4,960	$4,718
Goodwill and other intangible assets	18,944	18,238
Pension and noncurrent employee compensation benefits	(1,471)	(1,949)
Net operating loss and foreign tax credits	(2,365)	(1,503)
Other	707	99

	$20,775	$19,603

The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with FAS 109 “Accounting for Income Taxes” for approximately $250,000 as of February 29, 2008 and February 28, 2007, respectively, related to foreign tax credits. The Company has federal and state net operating loss carry forwards as a result of an acquisition in the amount of $3,221,000 expiring in fiscal years 2017 through 2025. Based on historical earnings, management believes it will be able to fully utilize the net operating loss carry forwards.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Income Taxes-continued
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The Company adopted the provisions of FIN 48 on March 1, 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the fiscal years ended 2008, 2007 and 2006. Unrecognized tax benefits, including accrued interest and penalties, at February 29, 2008 and March 1, 2007 of $228,000 and $240,000, respectively, related to uncertain tax positions are included in other liabilities on the consolidated balance sheets and would impact the state income tax if recognized. A reconciliation of the change in the unrecognized tax benefits for fiscal year ended 2008 is as follows (in thousands):

2008
Balance at March 1, 2007	$202
Additions based on tax positions related to the current year	67
Reductions due to lapes of statues of limitations	(68)

Balance at February 29, 2008	$201

(13) Earnings per Share
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

	2008	2007	2006
Basic weighted average common shares outstanding	25,623,325	25,530,732	25,452,582
Effect of dilutive options	237,033	228,216	275,717

Diluted weighted average common shares outstanding	25,860,358	25,758,948	25,728,299

Per share amounts:
Net earnings – basic	$1.74	$1.63	$1.59

Net earnings – diluted	$1.72	$1.62	$1.58

Cash dividends	$0.62	$0.62	$0.62

(14) Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 57% of the Company’s consolidated net sales for fiscal year 2008, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States.
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
The second segment, the Apparel Segment, which accounted for 43% of our fiscal year 2008 consolidated net sales, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
During the prior fiscal years, certain sales and marketing expenses were allocated entirely to the Print Segment. In fiscal year 2007 as this department started providing services to not only the Print Segment, but the Apparel Segment as well, these expenses were reclassified to Corporate. As such, amounts for fiscal years 2006 have been reclassified to conform to current year presentation.
Segment data for the fiscal years ended 2008, 2007, and 2006 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 29, 2008:
Net sales	$345,042	$265,568	$—	$610,610
Depreciation	8,009	3,306	902	12,217
Amortization of identifiable intangibles	595	1,467	—	2,062
Segment earnings (loss) before income tax	56,012	29,367	(15,594)	69,785
Segment assets	157,979	347,861	7,291	513,131
Capital expenditures	2,939	1,275	80	4,294

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2007:
Net sales	$325,679	$259,034	$—	$584,713
Depreciation	8,275	5,745	650	14,670
Amortization of identifiable intangibles	384	1,573	—	1,957
Segment earnings (loss) before income tax	46,077	33,321	(13,033)	66,365
Segment assets	151,746	313,716	12,766	478,228
Capital expenditures	2,647	1,038	1,314	4,999

Fiscal year ended February 28, 2006:
Net sales	$321,410	$237,987	$—	$559,397
Depreciation	7,226	7,604	644	15,474
Amortization of identifiable intangibles	361	1,976	—	2,337
Segment earnings (loss) before income tax	45,121	30,085	(11,235)	63,971
Segment assets	155,457	320,113	18,831	494,401
Capital expenditures	2,977	5,061	1,002	9,040
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousand):

	United States	Canada	Mexico	Total
2008
Net sales to unaffiliated customers
Print Segment	$345,042	$—	$—	$345,042
Apparel Segment	248,431	17,137	—	265,568

	$593,473	$17,137	$—	$610,610

Identifiable long-lived assets
Print Segment	$43,004	$—	$—	43,004
Apparel Segment	7,698	74	2,092	9,864
Corporate	6,120	—	—	6,120

	$56,822	$74	$2,092	$58,988

2007
Net sales to unaffiliated customers
Print Segment	$325,679	$—	$—	$325,679
Apparel Segment	241,477	17,557	—	259,034

	$567,156	$17,557	$—	$584,713

Identifiable long-lived assets
Print Segment	$44,291	$—	$—	44,291
Apparel Segment	9,002	102	2,721	11,825
Corporate	6,941	—	—	6,941

	$60,234	$102	$2,721	$63,057

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
2006
Net sales to unaffiliated customers
Print Segment	$321,410	$—	$—	$321,410
Apparel Segment	220,090	17,897	—	237,987

	$541,500	$17,897	$—	$559,397

Identifiable long-lived assets
Print Segment	$40,903	$—	$—	$40,903
Apparel Segment	12,814	102	3,720	16,636
Corporate	6,264			6,264

	$59,981	$102	$3,720	$63,803

(15) Commitments and Contingencies
The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2014. Future minimum lease commitments and sublease income under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

	Operating
	Lease	Sublease
	Commitments	Income	Net
2009	$8,293	$(808)	$7,485
2010	4,346	(67)	4,279
2011	3,101	—	3,101
2012	1,727	—	1,727
2013	1,006	—	1,006
Thereafter	263	—	263

	$18,736	$(875)	$17,861

Rent expense attributable to such leases totaled $9,789,000, $8,913,000 and $9,388,000 for the fiscal years ended 2008, 2007 and 2006, respectively.
In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.
From time to time the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or results of operations.
(16) Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2008	2007	2006
Interest paid	$6,048	$6,646	$8,038
Income taxes paid	$25,208	$26,657	$22,957

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Supplemental Cash Flow Information-continued
Supplemental disclosure of non-cash investing and financing activities (in thousand):

	2008	2007	2006
Fair value of assets acquired in acquisitions	$15,752	$22,236	$1,226
Liabilities assumed in acquisitions	$614	$4,608	$104
(17) Quarterly Consolidated Financial Information (Unaudited)
The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2008 and 2007 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 29
Fiscal year ended 2008:
Net sales	$152,774	$150,086	$158,215	$149,535
Gross profit	38,567	38,620	39,244	36,216
Net earnings	10,796	11,138	11,568	11,088
Dividends paid	3,967	3,976	3,986	3,987
Per share of common stock:
Basic net earnings	$0.42	$0.44	$0.45	$0.43
Diluted net earnings	$0.42	$0.43	$0.45	$0.43
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2007:
Net sales	$145,113	$151,718	$151,743	$136,139
Gross profit	37,815	38,241	37,973	31,908
Net earnings	11,330	11,643	10,822	7,806
Dividends paid	3,949	3,959	3,962	3,964
Per share of common stock:
Basic net earnings	$0.44	$0.46	$0.42	$0.31
Diluted net earnings	$0.44	$0.45	$0.42	$0.30
Dividends	$0.155	$0.155	$0.155	$0.155
Current Quarter Compared to Same Quarter Last Year
For the quarter ended February 29, 2008, the effective tax rate was 33.2% compared to 37.0% for the first nine months of fiscal year 2008. The decrease in the effective tax rate had a positive impact of $476,000 on our net earnings for the quarter, or $.02 per diluted share. Without this impact the reported diluted earnings per share for the quarter would have been $.40.
For the quarter ended February 28, 2007, the effective tax rate was 38.6% compared to 37.0% for the first nine months of fiscal year 2007. The increase in the effective tax rate had a negative impact of $169,000 on our earnings for the quarter, or $.01 per diluted share. Without this impact the reported diluted earnings per share for the quarter would have been $.31.
The increase in our earnings per share in the current quarter related primarily to the increase in the profits associated with out Print Segment, whose pre-tax earnings increased by $4.1 million, or 38.2%. This was partially offset by our Apparel Segment earnings during the period, whose pre-tax earnings increased by approximately $.6 million, or 12.7%. Of the Print Segment increase during the current quarter, approximately $.8 million was due to the acquisition of Trade, B&D and Skyline.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Subsequent Events
On April 1, 2008, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock. The dividend was paid May 1, 2008 to shareholders of record on April 14, 2008. April 28, 2008 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on June 26, 2008.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to articles of Incorporation dated June 17, 2004 incorporated herein incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated April 21, 2006 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated April 21, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated April 21, 2006 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated April 21, 2006 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and David Todd Scarborough dated April 21, 2006 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006.

Exhibit 10.6	2004 Long-Term Incentive Plan incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-8 filed on January 5, 2005.

Exhibit 10.7	Form of Executive Incentive and Non-Qualified Stock Option Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.8	Form of Executive Restricted Stock Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.9	Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed on September 3, 2004.

Exhibit 10.10	UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2003.

Exhibit 10.11	Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 filed on September 3, 2004.*

E-1

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 10.12	Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 filed on September 3, 2004.*

Exhibit 10.13	Amended and Restated Credit Agreement dated as of March 31, 2006 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2006.

Exhibit 10.14	Amended and Restated Security Agreement dated as of March 31, 2006 among Ennis, Inc. various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2006.

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

E-2