Form 10-Q
period 2008-05-31
ENNIS, INC.
filed 2008-06-30
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 20, 2008, there were 25,776,846 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,294	$3,393
Accounts receivable, net of allowance for doubtful receivables of $3,721 at May 31, 2008 and $3,954 at February 29, 2008	81,594	72,278
Prepaid expenses	4,906	3,500
Inventories	91,265	98,570
Deferred income taxes	7,870	7,786
Assets held for sale	292	292

Total current assets	188,221	185,819

Property, plant and equipment, at cost
Plant, machinery and equipment	131,510	130,214
Land and buildings	42,937	42,793
Other	22,665	22,586

Total property, plant and equipment	197,112	195,593
Less accumulated depreciation	138,909	136,605

Net property, plant and equipment	58,203	58,988

Goodwill	178,388	178,388
Trademarks and tradenames, net	63,842	63,880
Customer lists, net	23,697	24,260
Deferred finance charges, net	822	934
Prepaid pension asset	—	260
Other assets	605	602

Total assets	$513,778	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share amounts)

	May 31,	February 29,
	2008	2008
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$31,287	$29,658
Accrued expenses
Employee compensation and benefits	14,398	14,840
Taxes other than income	1,195	989
Federal and state income taxes payable	4,935	501
Other	5,616	5,583
Current installments of long-term debt	227	255

Total current liabilities	57,658	51,826

Long-term debt, less current installments	78,654	90,710
Liability for pension benefits	75	—
Deferred income taxes	20,768	20,775
Other liabilities	895	1,341

Total liabilities	158,050	164,652

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 29, 2008	75,134	75,134
Additional paid in capital	122,642	122,566
Retained earnings	242,573	235,624
Accumulated other comprehensive income (loss):
Foreign currency translation	909	929
Minimum pension liability	(6,450)	(6,450)

	(5,541)	(5,521)

	434,808	427,803
Treasury stock
Cost of 4,377,661 shares at May 31, 2008 and 4,391,193 shares at February 29, 2008	(79,080)	(79,324)

Total shareholders’ equity	355,728	348,479

Total liabilities and shareholders’ equity	$513,778	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended
	May 31,
	2008	2007
Net sales	$163,200	$152,774
Cost of goods sold	122,748	111,416

Gross profit	40,452	41,358

Selling, general and administrative	22,189	22,636
(Gain) loss from disposal of assets	(54)	12

Income from operations	18,317	18,710

Other income (expense)
Interest expense	(1,033)	(1,492)
Other expense, net	(61)	(81)

	(1,094)	(1,573)

Earnings before income taxes	17,223	17,137

Provision for income taxes	6,287	6,341

Net earnings	$10,936	$10,796

Weighted average common shares outstanding
Basic	25,668,361	25,585,449

Diluted	25,896,982	25,874,789

Per share amounts
Net earnings — basic	$0.43	$0.42

Net earnings — diluted	$0.42	$0.42

Cash dividends per share	$0.155	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	May 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$10,936	$10,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,683	3,301
Amortization of deferred finance charges	112	112
Amortization of trademarks and customer lists	605	466
(Gain) loss from disposal of assets	(54)	12
Bad debt expense	—	373
Stock based compensation	236	124
Excess tax benefit of stock based compensation	(84)	—
Deferred income taxes	80	3
Changes in operating assets and liabilities:
Accounts receivable	(9,344)	(6,858)
Prepaid expenses	(1,385)	622
Inventories	7,221	(1,845)
Other assets	(7)	21
Accounts payable and accrued expenses	5,766	2,481
Other liabilities	(446)	(528)
Prepaid pension asset/liability for pension benefits	335	404

Net cash provided by operating activities	16,654	9,484

Cash flows from investing activities:
Capital expenditures	(1,865)	(1,018)
Proceeds from disposal of plant and property	5	23

Net cash used in investing activities	(1,860)	(995)

Cash flows from financing activities:
Repayment of debt	(12,084)	(5,705)
Dividends	(3,987)	(3,967)
Proceeds from exercise of stock options	—	3
Excess tax benefit of stock based compensation	84	—

Net cash used in financing activities	(15,987)	(9,669)

Effect of exchange rate changes on cash	94	149

Net change in cash and cash equivalents	(1,099)	(1,031)
Cash and cash equivalents at beginning of period	3,393	3,582

Cash and cash equivalents at end of period	$2,294	$2,551

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter ended May 31, 2008 has been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, from which the accompanying consolidated balance sheet at February 29, 2008 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Reclassifications. Reclassifications were made to prior period financial statements to conform to the current period presentations. The Company reclassified $858,000 to selling, general and administrative expense and $12,000 to loss from disposal of assets for the three months ended May 31, 2007, which were previously reported as part of other expense, net. The Company reclassified $2,791,000 of distribution warehousing expense, which was previously reported as part of cost of goods sold, to selling, general and administrative expense.
Recent Accounting Pronouncements
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The Company’s adoption of SFAS 157 on March 1, 2008 did not have a significant effect on its consolidated financial position, results of operations, or cash flows.
FAS 157-2. In February 2008, the FASB issued FASB Staff Position 157-2 which defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company will be required to adopt FAS 157 for these nonfinancial assets and nonfinancial liabilities as of March 1, 2009. The Company does not expect the adoption of FAS 157 deferral provisions to have a material impact on its consolidated financial position, results of operations, or cash flows.
FAS 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115” (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159, also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attribute the Company elects for similar types of assets and liabilities. At the adoption of FAS 159 on March 1, 2008, the Company did not elect the fair value option under this standard; therefore the adoption of this standard did not have any effect on its consolidated financial position, results of operations, or cash flows.
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
1. Significant Accounting Policies and General Matters-continued
identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ended February 28, 2009). The Company does not expect the adoption of FAS 141R to have a material impact on its consolidated financial position, results of operations or cash flows.
FAS 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ended February 28, 2009). The Company has not completed its evaluation of the potential impact, if any, of the adoption of FAS 160 on its consolidated financial position, results of operations and cash flows.
FAS 161. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company does not expect the adoption of FAS 161 to have a material impact on its consolidated financial position, results of operations or cash flows.
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its consolidated financial position, results of operations and cash flows.
2. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 4% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis during the three months ended May 31, 2008 (43% for the quarter ended May 31, 2007). The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
2. Due From Factors-continued
The following table represents amounts due from factors included in accounts receivable for the periods ended (in thousands):

	May 31,	February 29,
	2008	2008
Outstanding factored receivables without recourse	$817	$2,315
Advances from factors	(8)	(1,467)

Due from factors	$809	$848

3. Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 96% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.
The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months ended (in thousands):

	Three months ended
	May 31,
	2008	2007
Balance at beginning of period	$3,954	$2,698
Bad debt expense	—	373
Recoveries	4	1
Accounts written off	(237)	(99)

Balance at end of period	$3,721	$2,973

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
4. Inventories-continued
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 29,
	2008	2008
Raw material	$14,933	$14,711
Work-in-process	17,254	15,467
Finished goods	59,078	68,392

	$91,265	$98,570

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

$12,482

On September 17, 2007, the Company acquired certain assets of Trade Envelope, Inc. (“Trade”) for $2.7 million. Under the terms of the purchase agreement, the Company has agreed to pay the former owners of Trade under a contingent earn-out arrangement over three years for intangibles, subject to certain set-offs. Trade is an envelope manufacturer (converter) and printer, offering high quality, 1-4 color process with lithograph and flexography capabilities with locations in Tullahoma, Tennessee and Carol Stream, Illinois. The combined sales for the most recent twelve month period were $11.4 million. The acquisition expanded and strengthened the envelope product line for the Company.
The following is a summary of the purchase price allocation for Trade (in thousands):

Accounts receivable	$974
Inventories	346
Property, plant & equipment	419
Customer lists	767
Trademarks	306
Noncompete	15
Accounts payable and accrued liabilities	(171)

$2,656

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
5. Acquisitions-continued
The results of operations for Trade and B & D are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though both companies had been acquired as of March 1, 2007, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

Three months ended
May 31,
2007
Pro forma net sales	$161,900
Pro forma net earnings	10,962
Pro forma earnings per share — diluted	0.42
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $63.2 million at May 31, 2008 are evaluated for impairment on an annual basis. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
As of May 31, 2008	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$630	$604
Customer lists	29,908	6,211	23,697
Noncompete	500	455	45

	$31,642	$7,296	$24,346

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
6. Goodwill and Other Intangible Assets-continued

	Gross
	Carrying	Accumulated
As of February 29, 2008	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$592	$642
Customer lists	29,908	5,648	24,260
Noncompete	500	451	49

	$31,642	$6,691	$24,951

	May 31,	February 29,
	2008	2008
Non-amortizing intangible assets (in thousands)
Trademarks	$63,238	$63,238

Aggregate amortization expense for the three months ended May 31, 2008 and May 31, 2007 was $605,000 and $466,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2009	$2,419,000
2010	2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2007	$40,614	$137,700	$178,314
Goodwill	74	—	74

Balance as of March 1, 2008	40,688	137,700	178,388
Goodwill	—	—	—

Balance as of May 31, 2008	$40,688	$137,700	$178,388

During the three months ended May 31, 2008, there was no adjustment added to goodwill. For the fiscal year ended February 29, 2008, an adjustment of $74,000 was added to goodwill due to revised estimates in accrued expenses acquired from the previous acquisition of Tennessee Business Forms.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
7. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2008	February 29, 2008
Accrued interest	$359	$604
Accrued taxes	413	405
Accrued legal and professional fees	131	244
Accrued utilities	1,548	1,358
Accrued repairs and maintenance	308	274
Accrued contract labor	427	280
Factored receivables with recourse	320	539
Other accrued expenses	2,110	1,879

	$5,616	$5,583

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2008	February 29, 2008
Revolving credit facility	$78,500	$90,500
Capital lease obligations	381	452
Other	—	13

	78,881	90,965
Less current installments	227	255

Long-term debt	$78,654	$90,710

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 3.55% at May 31, 2008), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of May 31, 2008, the Company had $78.5 million of borrowings under the revolving credit line and $6.0 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $65.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of May 31, 2008. The Facility is secured by substantially all of the Company’s assets.
Assets under capital leases with a total gross book value of $1,154,000 for both May 31, 2008 and February 29, 2008 and accumulated amortization of $477,000 and $407,000 as of May 31, 2008 and February 29, 2008, respectively, are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
Capital lease obligations have interest due monthly at 4.82% to 4.96% and principal paid in equal monthly installments. The notes mature at dates ranging from July 2008 through January 2010.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended May 31,
	2008	2007
Net earnings	$10,936	$10,796
Foreign currency translation adjustment, net of deferred taxes	(20)	434

Comprehensive income	$10,916	$11,230

Changes in shareholders’ equity accounts for the three months ended May 31, 2008 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2008	30,053,443	$75,134	$122,566	$235,624	$(5,521)	(4,391,193)	$(79,324)	$348,479
Net earnings	—	—	—	10,936	—	—	—	10,936
Foreign currency translation, net of deferred tax of $32	—	—	—	—	(20)	—	—	(20)

Comprehensive income								10,916
Dividends declared ($.155 per share)	—	—	—	(3,987)	—	—	—	(3,987)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	84	—	—	—	—	84
Stock based compensation	—	—	236	—	—	—	—	236
Exercise of stock options and restricted stock grants	—	—	(244)	—	—	13,532	244	—

Balance May 31, 2008	30,053,443	$75,134	$122,642	$242,573	$(5,541)	(4,377,661)	$(79,080)	$355,728

10. Stock Option Plans and Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At May 31, 2008, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. The Company has 312,144 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the three months ended May 31, 2008 and 2007, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $236,000 ($150,000 net of tax), and $124,000 ($78,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
10. Stock Option Plans and Stock Based Compensation-continued
The Company had the following stock option activity for the three months ended May 31, 2008:

Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 29, 2008	469,513	$10.97	2.9
Granted	—	—
Terminated	—	—
Exercised	—	—

Outstanding at May 31, 2008	469,513	$10.97	2.7	$3,751

Exercisable at May 31, 2008	441,413	$10.64	2.4	$3,671

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on May 31, 2008 ($18.89) and the weighted average exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during the three months ended May 31, 2008 and 2007. A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended May 31,
	2008	2007
Total cash received	$—	$3
Income tax benefits	84	—
Total grant-date fair value	—	—
Intrinsic value	—	4
A summary of the status of the Company’s unvested stock options at May 31, 2008, and changes during the three months ended May 31, 2008 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2008	45,600	$2.64
New grants	—	—
Vested	(17,500)	2.45
Forfeited	—	—
Unvested at May 31, 2008	28,100	2.75

As of May 31, 2008, there was $65,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.3 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2008 was $331,000.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
10. Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the three months ended May 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 29, 2008	73,916	$25.12
Granted	56,680	15.49
Terminated	—	—
Exercised	(13,532)	27.71

Outstanding at May 31, 2008	117,064	$20.16

Exercisable at May 31, 2008	—	$—

As of May 31, 2008, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $2.1 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.3 years.
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
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2008	2007
Components of net periodic benefit cost
Service cost	$335	$358
Interest cost	656	626
Expected return on plan assets	(812)	(770)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	192	226

Net periodic benefit cost	$335	$404

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). For the current fiscal year ending February 28, 2009, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute from $2.0 million to $3.0 million in the fourth quarter of fiscal year 2009. The Company contributed $3.0 million to its pension plan during fiscal year 2008.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
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

	Three months ended May 31,
	2008	2007
Basic weighted average common shares outstanding	25,668,361	25,585,449
Effect of dilutive options	228,621	289,340
Diluted weighted average common shares outstanding	25,896,982	25,874,789

Per share amounts:
Net earnings — basic	$0.43	$0.42

Net earnings — diluted	$0.42	$0.42

Cash dividends	$0.155	$0.155

13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 52% of the Company’s consolidated net sales for the three months ended May 31, 2008, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 40 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally through advertising agencies.
The second segment, the Apparel Segment, which accounted for 48% of the Company’s consolidated net sales for the three months ended May 31, 2008, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
13. Segment Information and Geographic Information-continued
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three months ended May 31, 2008 and 2007 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2008:
Net sales	$85,297	$77,903	$—	$163,200
Depreciation	1,822	630	231	2,683
Amortization of identifiable intangibles	238	367	—	605
Segment earnings (loss) before income tax	14,447	6,793	(4,017)	17,223
Segment assets	158,317	349,131	6,330	513,778
Capital expenditures	1,834	12	19	1,865

Three months ended May 31, 2007:
Net sales	$85,135	$67,639	$—	$152,774
Depreciation	2,069	1,008	224	3,301
Amortization of identifiable intangibles	99	367	—	466
Segment earnings (loss) before income tax	13,037	8,385	(4,285)	17,137
Segment assets	148,027	324,197	10,526	482,750
Capital expenditures	602	409	7	1,018
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2008:
Net sales to unaffiliated customers
Print Segment	$85,297	$—	$—	$85,297
Apparel Segment	72,600	4,908	395	77,903

	$157,897	$4,908	$395	$163,200

Identifiable long-lived assets
Print Segment	$42,945	$—	$—	42,945
Apparel Segment	7,232	64	2,013	9,309
Corporate	5,949	—	—	5,949

	$56,126	$64	$2,013	$58,203

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2008
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended May 31, 2007:
Net sales to unaffiliated customers
Print Segment	$85,135	$—	$—	$85,135
Apparel Segment	63,017	4,622	—	67,639
	$148,152	$4,622	$—	$152,774

Identifiable long-lived assets
Print Segment	$42,789	$—	$—	42,789
Apparel Segment	8,612	101	2,572	11,285
Corporate	6,725	—	—	6,725

	$58,126	$101	$2,572	$60,799

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended May 31,
	2008	2007
Interest paid	$1,278	$1,594
Income taxes paid	$1,841	$1,315
15. Assets Held for Sale
As of May 31, 2008 and February 29, 2008, the Company had land and building of approximately $0.3 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land under contract for sale which is the lower of carrying amount or fair value less cost to sell.
16. Subsequent Events
On June 27, 2008, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on August 1, 2008 to shareholders of record on July 14, 2008.
On June 26, 2008, the Company announced their plans, subject to Bank and Board approval, to build a new manufacturing facility in the town of Agua Prieta in the state of Sonura, Mexico. The facility is expected to be operational by the fall of 2009.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products and also manufacture a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States, Canada, and Mexico is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others. The Company’s apparel business was acquired on November 19, 2004. Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. With apparel being the hottest product on the market, we are growing in every way to help our distributors’ profits continue to rise. We now offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The new apparel line features a wide variety of tees, fleece, shorts and yoga pants, and two headwear brands.
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
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 13 of the notes to our consolidated financial statements beginning on page 17 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 52% of our consolidated net sales for the three months ended May 31, 2008, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 40 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label™ (which provides tags and labels, promotional products and advertising concept products); Trade EnvelopesTM and Block GraphicsTM (which provide custom and imprinted envelopes) and Northstar® and GFS™ (which provide financial and security documents).
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and Adams McClure also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally through advertising agencies.
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
Apparel Segment
     The Apparel Segment represented 48% of our consolidated net sales for the three months ended May 31, 2008, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. Over 95% of Alstyle’s revenues are derived from t-shirt sales, and more than 90% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
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
     Alstyle’s sales are seasonal, with sales in the first and second quarters generally being the highest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market that Alstyle sells to is generally “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.
     The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts, and outsources such products as fleece, hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, and other foreign sources to sell to its customers through its sales representatives. Its primary competitors are Delta Apparel (“Delta”), Russell, Hanes and Gildan Activewear (“Gildan”). While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes, and Russell.
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
FOR THE PERIOD ENDED MAY 31, 2008
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. At May 31, 2008, our goodwill and other intangible assets were approximately $178.4 million and $87.6 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 29, 2008, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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
     As of May 31, 2008, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful,

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
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
     Freight costs also represent a significant cost to our apparel company. We incur freight costs associated with the delivery of yarn to our manufacturing facility in Anaheim, CA. We also incur freight costs associated with transporting our knit and dyed products to Mexico and our final sewn products from Mexico to our various distribution centers. Any significant increase in transportation costs due to increased fuel costs could have a material impact on our reported apparel margins.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper price increases could have a material adverse effect on our operating results.
     Current pressures on commodity prices are significant, particularly in our Apparel Segment. These can be no assurance that we can increase selling prices to fully offset commodity price increases in the future. Pressures on commodity prices could materially affect our operating results.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 16% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on our operations.
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
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
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
     The loss or interruption of the services of our Chief Executive Officer, Executive Vice President or Chief Financial Officer could have a material adverse effect on our business, financial condition or results of operations. Although we maintain employment agreements with these individuals, it cannot be assured that the services of such individuals will continue.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
Result of Operations

	Three Months Ended
Consolidated	May 31,
Statements of Earnings - Data	2008		2007
Net sales	$163,200	100.0%	$152,774	100.0%
Cost of goods sold	122,748	75.2	111,416	72.9

Gross profit	40,452	24.8	41,358	27.1
Selling, general and administrative	22,189	13.6	22,636	14.8
(Gain) loss from disposal of assets	(54)	0.0	12	0.0

Income from operations	18,317	11.2	18,710	12.3
Other expense	(1,094)	(0.6)	(1,573)	(1.0)

Earnings before income taxes	17,223	10.6	17,137	11.3
Provision for income taxes	6,287	3.9	6,341	4.2

Net earnings	$10,936	6.7%	$10,796	7.1%

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
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $4.6 million of revenue were recognized under these

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
agreements during the three months ended May 31, 2008 as compared to $5.1 million during the three months ended May 31, 2007.
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
Results of Operations – Consolidated
     Net Sales. Net sales for the three months ended May 31, 2008 were $163.2 million compared to $152.8 million for the three months ended May 31, 2007, an increase of $10.4 million, or 6.8%. The increase in our sales for the quarter related primarily to an increase in our Apparel Segment sales which increased $10.3 million during the quarter, or 15.2%. Our Print Segment sales for the quarter remained relatively flat at $85.3 million for the three months ended May 31, 2008 and $85.1 million for the three months ended May 31, 2007. See “Results of
Operation – Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our gross profit (“margin”) for the three months ended May 31, 2008 was $40.5 million, or 24.8% of sales, compared to $41.4 million, or 27.1% of sales for the three months ended May 31, 2007. Our Print margin increased from 26.5% to 27.8%, while our Apparel margin decreased from 27.8% to 21.5% for the three months ended May 31, 2007 and 2008, respectively. See “Results of
Operations — Segments” of this Report for further discussion on the fluctuations in our Segment margins.
     Selling, general and administrative expense. For the three months ended May 31, 2008, our selling, general and administrative expenses were $22.2 million compared to $22.6 million for the three months ended May 31, 2007, or a decrease of approximately $0.4 million. This decrease related principally to less factoring expenses during the period due to less receivables being factored (4% versus 43%). As a percentage of sales, these expenses, due to our increased sales volume during the current quarter, decreased from 14.8% to 13.6%.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
     Gain from disposal of assets. The gain from disposal of assets of $54,000 for the three months ended May 31, 2008 and loss from disposal of assets of $12,000 for the three months ended May 31, 2007 resulted primarily from the sale of manufacturing equipment.
     Income from operations. As a result of the above factors, our income from operations was $18.3 million, or 11.2% of sales, compared to $18.7 million, or 12.3% of sales for the three months ended May 31, 2008 and 2007, respectively. While our margins, as a percent of sales, decreased during the quarter, we were able to effectively offset, for the most part, the impact of this decrease, on a dollar basis, through increased sales volume and the impact such has on fixed expenses.
     Other income and expense. Our interest expense decreased from $1.5 million for the three months ended May 31, 2007 to $1.0 million for the three months ended May 31, 2008 due to less debt on average being outstanding and a lower effective borrowing rate during the quarter.
     Provision for income taxes. Our effective tax rate was 36.5% for the three months ended May 31, 2008 compared to 37.0% for the three months ended May 31, 2007. The decrease was attributable to an increased Domestic Production Activities Deduction.
     Net earnings. Our net earnings for the three months ended May 31, 2008 was $10.9 million, or 6.7% of sales, compared to $10.8 million, or 7.1% of sales for the three months ended May 31, 2007. Our basic earnings per share were $0.43 per share for the three months ended May 31, 2008 compared to $0.42 per share for the three months ended May 31, 2007. Our diluted earnings per share were $0.42 per share for both the three months ended May 31, 2008 and 2007. This increase related primarily to the reduction in our interest expense and a slight decrease in effective tax rate during the period.
Results of Operations – Segments

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2008	2007
Print	$85,297	$85,135
Apparel	77,903	67,639

Total	$163,200	$152,774

     Print Segment. Our net sales for our Print Segment, which represented 52.3% of our consolidated sales during the three months ended May 31, 2008, were approximately $85.3 million for the same period, compared to approximately $85.1 million for the three months ended May 31, 2007, an increase of $0.2 million, or 0.2%. The increase in the Print Segment’s net sales for the three months ended May 31, 2008 related to our acquisition of B&D and Trade which were acquired October 5, 2007 and September 17, 2007, respectively. Net sales for the acquired entities were $8.3 million for the period ended May 31, 2008. Sales from our traditional print plants declined by approximately $8.1 million due to general economic conditions and the continued contraction of traditional business forms which occurs as customers continue to migrate away from printed products.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 47.7% of our consolidated sales for the three months ended May 31, 2008, were approximately $77.9 million for the current period, as compared to approximately $67.6 million for the three months ended May 31, 2007, or an increase of $10.3 million, or 15.2%. The increase in the Apparel Segment’s sales was a result of increased volume associated with new customers, increased sales to existing customers and a selling price increase of approximately 3%. While we experienced a greater than 3% increase in our commodity prices during the quarter (see Gross Profit by Segment – Apparel Segment below for further discussion), we elected not to pass on the entire extent of these increases during the quarter and use the volatility of the market and our current inventory position as the opportunity to gain some additional market-share.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008

	May 31,
Gross Profit by Segment (in thousands)	2008	2007
Print	$23,732	$22,529
Apparel	16,720	18,829

Total	$40,452	$41,358

     Print Segment. Our Print gross profit margin (“margin”) increased approximately $1.2 million, or 5.3% from $22.5 million for the three months ended May 31, 2007 to $23.7 million for the three months ended May 31, 2008. As a percentage of sales, our Print margin was 27.8% for the three months ended May 31, 2008, as compared to 26.5% for the three months ended May 31, 2007. Our Print margin, as a percentage of sales, increased primarily as a result of improved operational efficiencies achieved by continuing to flex our labor to fit our sales demand, and by our ability to continue to lower our fixed costs through consolidations in certain areas of the country.
     Apparel Segment. Our Apparel gross profit margin (“margin”) decreased approximately $2.1 million, or 11.2% from $18.8 million for the three months ended May 31, 2007 to $16.7 million for the three months ended May 31, 2008. As a percentage of sales, our Apparel margins were 21.5%, compared to 27.8% for the same quarter last year. Our Apparel margins during the quarter were impacted primarily by commodity price increases, principally cotton, which increased by approximately 20% during the quarter. While our Apparel Segment increased their selling prices to offset some of these commodity price increases, the increase taken during the quarter did not fully absorb the entire extent of the commodity price increases. Our decision not to pass on the entire increase was a short-term strategic decision to try to gain some additional market-share and fully leverage our inventory position, which given our sales growth during the quarter, we feel was quite successful. We have however recently announced an additional price increase, which we feel this, with the increased volume being realized, should enable our margins to improve in quarters to come.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2008	2007
Print	$14,447	$13,037
Apparel	6,793	8,385

Total	21,240	21,422
Less corporate expenses	4,017	4,285

Earnings before income taxes	$17,223	$17,137

     Print Segment. Our Print profit increased approximately $1.4 million, or 10.8%, from $13.0 million for the three months ended May 31, 2007, to $14.4 million for the three months ended May 31, 2008. As a percent of sales, our Print profits were 16.9% for the three months ended May 31, 2008, as compared to 15.3% for the three months ended May 31, 2007. The increase in our Print profit, as a percent of sales, is directly related to their improved gross profit margins, as discussed above.
     Apparel Segment. Our Apparel profit decreased approximately $1.6 million, or 19.0%, from $8.4 million for the three months ended May 31, 2007, to $6.8 million for the three months ended May 31, 2008. As a percent of sales, our Apparel profit decreased from 12.4% for the three months ended May 31, 2007 to 8.7% for the three months ended May 31, 2008. The decrease in our Apparel profit during the current period is directly related to the decrease in their gross profit margins, as discussed above.
Liquidity and Capital Resources

	May 31,	February 29,
(Dollars in thousands)	2008	2008	Change
Working Capital	$130,563	$133,993	-2.6%
Cash and cash equivalents	$2,294	$3,393	-32.4%

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
     Working Capital. Our working capital decreased by approximately $3.4 million, or 2.6% from $134.0 million at February 29, 2008 to $130.6 million at May 31, 2008. The decrease in our working capital during the period related primarily to our Apparel segment: a decrease of inventories partially offset by an increase in our receivables. The reduction in inventory was a result of increased Apparel sales. The increase in our receivables related primarily to the continued phase out of Alstyle’s factoring arrangements and the significant increase in our Apparel sales during the last two months of the quarter (approximately 25%). Our current ratio, calculated by dividing our current assets by our current liabilities was 3.3-to-1.0 at May 31, 2008 compared to 3.6-to-1.0 at February 29, 2008.
     Cash and cash equivalent. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less. We used cash during the period to pay down our debt and finance the phase-out of Alstyle’s factoring arrangements.

	Three months ended May 31,
(Dollars in thousands)	2008	2007	Change
Net Cash provided by operating activities	$16,654	$9,484	75.6%
Net Cash used in investing activities	$(1,860)	$(995)	86.9%
Net Cash used in financing activities	$(15,987)	$(9,669)	65.3%
     Cash flows from operating activities. Cash provided by our operating activities increased by $7.2 million, or 75.6% to $16.7 million for the three months ending May 31, 2008, compared to $9.5 million for the three months ended May 31, 2007 During the current period, approximately 4% of our Apparel sales were factored compared to 43% for the same quarter last year. In addition, apparel sales increased by approximately 25% during the last two months of the quarter. As a result, we used approximately $10.4 million of our operational cash to fund these activities. In turn, we were able to generate cash by reducing our inventories by approximately $7.2 million and increasing our payables by $5.8 million.
     Cash flows from investing activities. Cash used for our investing activities, which related to capital expenditures, increased by $0.9 million, or 86.9% from $1.0 million for the three months ended May 31, 2007 to $1.9 million for the three months ended May 31, 2008. The increase related to additional capital expenditures relating to our print plants during the quarter.
     Cash flows from financing activities. We used $6.3 million more in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $12.1 million during the three months ended May 31, 2008, compared to $5.7 million during the same period of 2007.
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 3.55% at May 31, 2008), depending on our total funded debt to EBITDA ratio, as defined. As of May 31, 2008, we had $78.5 million of borrowings under the revolving credit line and $6.0 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $65.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with these covenants as of May 31, 2008. The Facility is secured by substantially all of our assets.
     During the three months ended in May 31, 2008, we repaid $12.0 million on the revolver and $0.1 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     Our Apparel group continues to sell a portion of their accounts receivable to factors (for the three months ended May 31, 2008 – 4% versus 43% for the three months ended May 31, 2007) based upon agreements in place with

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
these factors. We are continuing with our plans to reduce the amount of receivables we factor each year through the utilization of our existing bank line or from working capital generated by our Apparel Group. We do not anticipate that the phase-out of this program will have a significant impact on our operational cash during the year.
     Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made contributions of $3 million to our pension plan during fiscal year 2008.
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
     Capital Expenditures – We expect our capital requirements for 2009, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements – With the exception below, there have been no significant changes in our contractual obligations since February 29, 2008 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2008.
     Recent Accounting Pronouncements
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The adoption of SFAS 157 on March 1, 2008 did not have a significant effect on our consolidated financial position, results of operations, or cash flows.
FAS 157-2. In February 2008, the FASB issued FASB Staff Position 157-2 which defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We will be required to adopt SFAS 157 for these nonfinancial assets and nonfinancial liabilities as of March 1, 2009. The adoption of FAS 157 deferral provisions is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
FAS 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115” (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159, also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes we elect for similar types of assets and liabilities. At the adoption of FAS 159 on March 1, 2008, we did not elect the fair value option under this standard; therefore the adoption of this standard did not have any effect on our consolidated financial position, results of operations, or cash flows.
FAS 141R.  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141.  FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our fiscal year ended February 28, 2009).  The adoption of FAS 141R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
FAS 160.  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year ended February 28, 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.
FAS 161. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of FAS 161 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). We have not completed our evaluation of the effects, if any, that FAS 162 may have on our consolidated financial position, results of operations and cash flows.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $78.5 million at May 31, 2008. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2008 would be approximately $0.8 million.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2008 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
Item 1A. Risk Factors
     Reference is made to page 22 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 29, 2008.
Items 2, 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders for a vote during the quarter.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20,2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: June 30, 2008	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 30, 2008	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith