Form 10-Q
period 2008-08-31
ENNIS, INC.
filed 2008-09-30
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of September 19, 2008, there were 25,801,344 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,164	$3,393
Accounts receivable, net of allowance for doubtful receivables of $5,324 at August 31, 2008 and $3,954 at February 29, 2008	77,179	72,278
Prepaid expenses	3,956	3,500
Prepaid income taxes	1,117	—
Inventories	90,712	98,570
Deferred income taxes	7,786	7,786
Assets held for sale	187	292

Total current assets	191,101	185,819

Property, plant and equipment, at cost
Plant, machinery and equipment	131,470	130,214
Land and buildings	42,936	42,793
Other	22,686	22,586

Total property, plant and equipment	197,092	195,593
Less accumulated depreciation	140,190	136,605

Net property, plant and equipment	56,902	58,988

Goodwill	178,388	178,388
Trademarks and tradenames, net	63,805	63,880
Customer lists, net	23,133	24,260
Deferred finance charges, net	710	934
Prepaid pension asset	—	260
Other assets	496	602

Total assets	$514,535	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share amounts)

	August 31,	February 29,
	2008	2008
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$33,702	$29,658
Accrued expenses
Employee compensation and benefits	14,827	14,840
Taxes other than income	1,320	989
Federal and state income taxes payable	—	501
Other	5,092	5,583
Current installments of long-term debt	224	255

Total current liabilities	55,165	51,826

Long-term debt, less current installments	77,056	90,710
Liability for pension benefits	410	—
Deferred income taxes	20,496	20,775
Other liabilities	494	1,341

Total liabilities	153,621	164,652

Commitments and contingencies

Shareholders’ equity
Series A junior participating preferred stock of $10 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 29, 2008	75,134	75,134
Additional paid in capital	122,588	122,566
Retained earnings	247,916	235,624
Accumulated other comprehensive income (loss):
Foreign currency translation	725	929
Unrealized gain (loss) on derivative instruments	(289)	—
Minimum pension liability	(6,450)	(6,450)

	(6,014)	(5,521)

	439,624	427,803

Treasury stock
Cost of 4,357,169 shares at August 31, 2008 and 4,391,193 shares at February 29, 2008	(78,710)	(79,324)

Total shareholders’ equity	360,914	348,479

Total liabilities and shareholders’ equity	$514,535	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2008	2007	2008	2007

Net sales	$161,050	$150,086	$324,250	$302,860
Cost of goods sold	121,812	108,747	244,560	220,163

Gross profit	39,238	41,339	79,690	82,697

Selling, general and administrative	23,738	22,264	45,927	44,900
(Gain) loss from disposal of assets	(213)	(1)	(267)	11

Income from operations	15,713	19,076	34,030	37,786

Other income (expense)
Interest expense	(892)	(1,393)	(1,925)	(2,885)
Other expense, net	(112)	(3)	(173)	(84)

	(1,004)	(1,396)	(2,098)	(2,969)

Earnings before income taxes	14,709	17,680	31,932	34,817

Provision for income taxes	5,368	6,542	11,655	12,883

Net earnings	$9,341	$11,138	$20,277	$21,934

Weighted average common shares outstanding
Basic	25,684,769	25,601,683	25,676,521	25,593,522

Diluted	25,805,263	25,855,156	25,798,245	25,857,065

Per share amounts
Net earnings — basic	$0.36	$0.44	$0.79	$0.86

Net earnings — diluted	$0.36	$0.43	$0.79	$0.85

Cash dividends per share	$0.155	$0.155	$0.310	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	August 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$20,277	$21,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,159	6,430
Amortization of deferred finance charges	224	224
Amortization of trademarks and customer lists	1,210	929
(Gain) loss from disposal of assets	(267)	11
Bad debt expense	2,029	896
Stock based compensation	531	321
Excess tax benefit of stock based compensation	—	(337)
Deferred income taxes	—	(254)
Changes in operating assets and liabilities:
Accounts receivable	(7,086)	(8,043)
Prepaid expenses	(1,543)	1,462
Inventories	7,610	(9,036)
Other assets	98	(35)
Accounts payable and accrued expenses	2,951	2,998
Other liabilities	(846)	(819)
Prepaid pension asset/liability for pension benefits	670	808

Net cash provided by operating activities	31,017	17,489

Cash flows from investing activities:
Capital expenditures	(3,214)	(1,777)
Proceeds from disposal of plant and property	610	27

Net cash used in investing activities	(2,604)	(1,750)

Cash flows from financing activities:
Borrowings on debt	—	—
Repayment of debt	(14,144)	(8,896)
Dividends	(7,985)	(7,943)
Proceeds from exercise of stock options	105	658
Excess tax benefit of stock based compensation	—	337

Net cash used in financing activities	(22,024)	(15,844)

Effect of exchange rate changes on cash	382	53

Net change in cash and cash equivalents	6,771	(52)
Cash and cash equivalents at beginning of period	3,393	3,582

Cash and cash equivalents at end of period	$10,164	$3,530

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter and the six months ended August 31, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, from which the accompanying consolidated balance sheet at February 29, 2008 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Reclassifications
The Company reclassified distribution warehousing expense previously reported as part of cost of goods sold and bank fees and other miscellaneous expense previously classified as other expense to Selling, general and administrative expense. The following table represents reclassifications made to prior period financial statements to conform to the current period presentations (in thousands).

	Three Months Ended August 31, 2007
		Distribution	(Gain) Loss	Other
	As Previously	Warehousing	From Disposal	Administrative
	Reported	Expense	of assets	Expense	Reclassified
Cost of goods sold	$111,466	$(2,719)	$—	$—	$108,747
Selling, general and administrative	18,744	2,719	—	801	22,264
(Gain) loss from disposal of assets	—	—	(1)	—	(1)
Other income (expense), net	(803)	—	(1)	801	(3)

	Six Months Ended August 31, 2007
		Distribution	(Gain) Loss	Other
	As Previously	Warehousing	From Disposal	Administrative
	Reported	Expense	of assets	Expense	Reclassified
Cost of goods sold	$225,673	$(5,510)	$—	$—	$220,163
Selling, general and administrative	37,731	5,510	—	1,659	44,900
(Gain) loss from disposal of assets	—	—	11	—	11
Other income (expense), net	(1,754)	—	11	1,659	(84)

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
1. Significant Accounting Policies and General Matters-continued
Recent Accounting Pronouncements
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year will end February 28, 2010). The Company does not expect the adoption of FAS 141R to have a material impact on its current consolidated financial position, results of operations or cash flows.
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
FSP FAS 142-3. In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3.”) FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for acquisitions made in fiscal years and interim periods beginning after December 15, 2008 (the Company’s quarter ending May 31, 2009). The Company does not expect the adoption of FAS 142-3 to have a material impact on its current consolidated financial position, results of operations or cash flows
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its consolidated financial position, results of operations and cash flows.
FSP EITF 03-6-1. In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (the Company’s quarter ending May 31, 2009). Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated results of operations.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
2. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 0.1% and 2% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis during the three and six months ended August 31, 2008 (42% and 47% for the three and six months ended August 31, 2007), respectively. The price at which the accounts were sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable were sold to the factors on a recourse basis.
Trade accounts receivable not sold to the factor remain in the custody and control of the Company, and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The Company accounts for receivables sold to factors with recourse as secured borrowings.
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
During July 2008, the Company discontinued selling its trade accounts receivable of Alstyle to the factors. Net balance due from factors at August 31, 2008 was $958,000. As of February 29, 2008, the Company had outstanding factored receivables without recourse of $2,315,000 and advances from factor of $1,467,000.
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
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months and six months ended (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2008	2007	2008	2007
Balance at beginning of period	$3,721	$2,973	$3,954	$2,698
Bad debt expense	2,029	523	2,029	896
Recoveries	9	2	13	3
Accounts written off	(435)	(122)	(672)	(221)

Balance at end of period	$5,324	$3,376	$5,324	$3,376

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 29,
	2008	2008
Raw material	$15,584	$14,711
Work-in-process	21,250	15,467
Finished goods	53,878	68,392

	$90,712	$98,570

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
FOR THE PERIOD ENDED AUGUST 31, 2008
5. Acquisitions-continued
The following is a summary of the purchase price allocation for Trade (in thousands):

Accounts receivable	$974
Inventories	346
Property, plant & equipment	419
Customer lists	767
Trademarks	306
Noncompete	15
Accounts payable and accrued liabilities	(171)

$2,656

The results of operations for Trade, B & D and Skyline are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all companies had been acquired as of March 1, 2007, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

	Three months ended	Six months ended
	August 31,	August 31,
	2007	2007
Pro forma net sales	$159,212	$321,112
Pro forma net earnings	11,304	22,266
Pro forma earnings per share — diluted	0.44	0.86
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $63.2 million at August 31, 2008 are evaluated for impairment on an annual basis. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
6. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
As of August 31, 2008	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$667	$567
Customer lists	29,908	6,775	23,133
Noncompete	500	459	41

	$31,642	$7,901	$23,741

As of February 29, 2008
Amortized intangible assets (in thousands)
Tradenames	$1,234	$592	$642
Customer lists	29,908	5,648	24,260
Noncompete	500	451	49

	$31,642	$6,691	$24,951

	August 31,	February 29,
	2008	2008
Non-amortizing intangible assets (in thousands)
Trademarks	$63,238	$63,238

Aggregate amortization expense for the six months ended August 31, 2008 and August 31, 2007 was $1,210,000 and $929,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2009	$2,419,000
2010	2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2007	$40,614	$137,700	$178,314
Goodwill acquired	74	—	74

Balance as of March 1, 2008	40,688	137,700	178,388
Goodwill acquired	—	—	—

Balance as of August 31, 2008	$40,688	$137,700	$178,388

During the six months ended August 31, 2008, there was no change to goodwill. For the fiscal year ended February 29, 2008, an adjustment of $74,000 was added to goodwill due to revised estimates in accrued expenses acquired from the previous acquisition of Tennessee Business Forms.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
7. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2008	February 29, 2008
Accrued interest	$295	$604
Accrued tax expense	334	405
Accrued legal and professional fees	308	244
Accrued utilities	1,750	1,358
Accrued repairs and maintenance	342	274
Accrued contract labor	—	280
Factored receivables with recourse	15	539
Other accrued expenses	2,048	1,879

	$5,092	$5,583

8. Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate $150 million revolving credit maturing March 31, 2010. The derivative instruments are accounted for pursuant to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 133”). FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
On July 7, 2008, the company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40 million. The Swap fixes the interest rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at August 31, 2008 was $(459,000), net of $170,000 in taxes. The Swap was reported on the unaudited Consolidated Balance Sheet in long term debt with a related deferred charge recorded as a component of Other Comprehensive Income.
9. Fair Value Financial Instruments
Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, the Company will delay application of FAS 157 for non-financial assets and non-financial liabilities, until March 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows

Level 1 —	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access

Level 2 —	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Level 3 —	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
9. Fair Value Financial Instruments-continued
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate fair value of its interest rate swap.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of August 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	August 31, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative liability	$459	$—	$459	$—

	$459	$—	$459	$—

10. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31, 2008	February 29, 2008
Revolving credit facility	$76,500	$90,500
Capital lease obligations	321	452
Other	459	13

	77,280	90,965
Less current installments	224	255

Long-term debt	$77,056	$90,710

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .50% = 2.96% at August 31, 2008), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of August 31, 2008, the Company had $76.5 million of borrowings under the revolving credit line and $6.8 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $66.7 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of August 31, 2008. The Facility is secured by substantially all of the Company’s assets.
The capital lease obligation has interest due monthly at 4.96% and principal paid in equal monthly installments. The note will mature in January 2010. Assets under capital leases with a total gross book value of $1,154,000 for both August 31, 2008 and February 29, 2008 and accumulated amortization of $547,000 and $407,000 as of August 31, 2008 and February 29, 2008, respectively, are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
11. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2008	2007	2008	2007
Net earnings	$9,341	$11,138	$20,277	$21,934
Foreign currency translation adjustment, net of deferred taxes	(184)	43	(204)	477
Unrealized loss on derivative instruments, net of deferred taxes	(289)	—	(289)	—

Comprehensive income	$8,868	$11,181	$19,784	$22,411

Changes in shareholders’ equity accounts for the six months ended August 31, 2008 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2008	30,053,443	$75,134	$122,566	$235,624	$(5,521)	(4,391,193)	$(79,324)	$348,479
Net earnings	—	—	—	20,277	—	—	—	20,277
Foreign currency translation, net of deferred tax of $120	—	—	—	—	(204)	—	—	(204)
Unrealized loss on derivative instruments, net of deferred tax of $170	—	—	—	—	(289)	—	—	(289)

Comprehensive income								19,784
Dividends declared ($.31 per share)	—	—	—	(7,985)	—	—	—	(7,985)
Stock based compensation	—	—	531	—	—	—	—	531
Exercise of stock options and restricted stock grants	—	—	(509)	—	—	34,024	614	105

Balance August 31, 2008	30,053,443	$75,134	$122,588	$247,916	$(6,014)	(4,357,169)	$(78,710)	$360,914

12. Stock Option Plans and Stock Based Compensation
The Company accounts for stock based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At August 31, 2008, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”) and the 1991 Incentive Stock Option Plan. The Company has 335,746 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the three months ended August 31, 2008 and 2007, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $295,000 ($187,000 net of tax), and $197,000 ($124,000 net of tax), respectively. For the six months ended August 31, 2008 and 2007, the Company had compensation expense related to share based compensation of $531,000 ($337,000 net of tax), and $321,000 ($202,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
12. Stock Option Plans and Stock Based Compensation-continued
The Company had the following stock option activity for the six months ended August 31, 2008:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 29, 2008	469,513	$10.97	2.9
Granted	—	—
Terminated	(40,000)	11.41
Exercised	(10,500)	10.06

Outstanding at August 31, 2008	419,013	$10.95	2.4	$2,451

Exercisable at August 31, 2008	400,588	$10.70	2.2	$2,446

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on August 31, 2008 ($16.51) and the weighted average exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during the three and six months ended August 31, 2008 and 2007. A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2008	2007	2008	2007
Total cash received	$105	$655	$105	$658
Income tax benefits	—	337	—	337
Total grant-date fair value	13	81	13	81
Intrinsic value	—	601	—	605
A summary of the status of the Company’s unvested stock options at February 29, 2008, and changes during the six months ended August 31, 2008 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2008	45,600	$2.64
New grants	—	—
Vested	(23,425)	2.44
Forfeited	(3,750)	2.84

Unvested at August 31, 2008	18,425	2.85

As of August 31, 2008, there was $53,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.2 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2008 was $387,000.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
12. Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the six months ended August 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 29, 2008	73,916	$25.12
Granted	75,080	15.67
Terminated	(2,002)	22.85
Exercised	(23,524)	25.37

Outstanding at August 31, 2008	123,470	$19.36

Exercisable at August 31, 2008	—	$—

As of August 31, 2008, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $2.1 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years. During the six months ended August 31, 2008, the Company’s restricted stock grants had an underlying fair value at date of grant of $2,391,000.
13. Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 13% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) as amended.
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$335	$357	$670	$715
Interest cost	657	627	1,313	1,253
Expected return on plan assets	(812)	(770)	(1,624)	(1,540)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	191	226	383	452

Net periodic benefit cost	$335	$404	$670	$808

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
FOR THE PERIOD ENDED AUGUST 31, 2008
14. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
At August 31, 2008, 77,700 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2008	2007	2008	2007

Basic weighted average common shares outstanding	25,684,769	25,601,683	25,676,521	25,593,522
Effect of dilutive options	120,494	253,473	121,724	263,543

Diluted weighted average common shares outstanding	25,805,263	25,855,156	25,798,245	25,857,065

Per share amounts:
Net earnings — basic	$0.36	$0.44	$0.79	$0.86

Net earnings — diluted	$0.36	$0.43	$0.79	$0.85

Cash dividends	$0.155	$0.155	$0.310	$0.310

15. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 53% of the Company’s consolidated net sales for both three and six months ended August 31, 2008, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms™, Block Graphics™, Specialized Printed Forms™, 360º Custom Labels™, Enfusion™, Witt Printing™, B&D Litho of Arizona™, Genforms™ and Calibrated Forms™. The Print Segment also sells the Adams-McClure™ brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & Label™ (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes™ and Block GraphicsTM (which provide custom and imprinted envelopes) and Northstar® and GFS™ (which provide financial and security documents).
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
15. Segment Information and Geographic Information-continued
The second segment, the Apparel Segment, which accounted for 47% of the Company’s consolidated net sales for both three and six months ended August 31, 2008, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and six months ended August 31, 2008 and 2007 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2008:
Net sales	$85,395	$75,655	$—	$161,050
Depreciation	1,542	695	239	2,476
Amortization of identifiable intangibles	238	367	—	605
Segment earnings (loss) before income tax	14,375	4,638	(4,304)	14,709
Segment assets	159,510	341,912	13,113	514,535
Capital expenditures	1,111	188	50	1,349

Three months ended August 31, 2007:
Net sales	$83,563	$66,523	$—	$150,086
Depreciation	2,025	880	224	3,129
Amortization of identifiable intangibles	96	367	—	463
Segment earnings (loss) before income tax	13,959	7,589	(3,868)	17,680
Segment assets	147,170	330,161	10,838	488,169
Capital expenditures	321	417	21	759

Six months ended August 31, 2008:
Net sales	$170,692	$153,558	$—	$324,250
Depreciation	3,364	1,325	470	5,159
Amortization of identifiable intangibles	476	734	—	1,210
Segment earnings (loss) before income tax	28,822	11,431	(8,321)	31,932
Segment assets	159,510	341,912	13,113	514,535
Capital expenditures	2,945	200	69	3,214

Six months ended August 31, 2007:
Net sales	$168,698	$134,162	$—	$302,860
Depreciation	4,094	1,888	448	6,430
Amortization of identifiable intangibles	195	734	—	929
Segment earnings (loss) before income tax	26,996	15,974	(8,153)	34,817
Segment assets	147,170	330,161	10,838	488,169
Capital expenditures	923	826	28	1,777

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
15. Segment Information and Geographic Information-continued
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended August 31, 2008 and 2007 were as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2008:
Net sales to unaffiliated customers
Print Segment	$85,395	$—	$—	$85,395
Apparel Segment	71,388	4,145	122	75,655

	$156,783	$4,145	$122	$161,050

Identifiable long-lived assets at August 31, 2008
Print Segment	$42,290	$—	$—	$42,290
Apparel Segment	6,786	54	1,994	8,834
Corporate	5,778	—	—	5,778

	$54,854	$54	$1,994	$56,902

Three months ended August 31, 2007:
Net sales to unaffiliated customers
Print Segment	$83,563	$—	$—	$83,563
Apparel Segment	61,777	4,746	—	66,523

	$145,340	$4,746	$—	$150,086

Identifiable long-lived assets at August 31, 2007
Print Segment	$42,131	$—	$—	$42,131
Apparel Segment	8,341	91	2,338	10,770
Corporate	6,522	—	—	6,522

	$56,994	$91	$2,338	$59,423

Six months ended August 31, 2008:
Net sales to unaffiliated customers
Print Segment	$170,692	$—	$—	$170,692
Apparel Segment	143,988	9,053	517	153,558

	$314,680	$9,053	$517	$324,250

Six months ended August 31, 2007:
Net sales to unaffiliated customers
Print Segment	$168,698	$—	$—	$168,698
Apparel Segment	124,794	9,368	—	134,162

	$293,492	$9,368	$—	$302,860

16. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007
Interest paid	$956	$1,392	$2,234	$2,986
Income taxes paid	$11,623	$12,414	$13,464	$13,729

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2008
17. Assets Held for Sale
As of August 31, 2008 the Company had land and building of approximately $0.2 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land under contract for sale which is the lower of carrying amount or fair value less cost to sell. As of February 29, 2008, the Company had land and building of approximately $0.3 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land under contract for sale which is the lower of carrying amount or fair value less cost to sell. During the six months ended August 31, 2008, the facility was sold for a gain of approximately $0.3 million.
18. Subsequent Events
On September 19, 2008, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on October 31, 2008 to shareholders of record on October 13, 2008.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products and also manufacture a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States, Canada, and Mexico is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others. The Company’s apparel business was acquired on November 19, 2004. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. We offer a selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece, shorts and yoga pants, and two headwear brands.
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
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 15 of the notes to our consolidated financial statements included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 53% of our consolidated net sales for both three and six months ended August 31, 2008, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
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
     Business products usage in the printing industry is generally not seasonal. General economic conditions and contraction of the traditional business forms industry are the predominant factors in quarterly volume fluctuations.
Apparel Segment
     The Apparel Segment represented 47% of our consolidated net sales for both three and six months ended August 31, 2008, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. Over 95% of Alstyle’s revenues are derived from t-shirt sales, and more than 90% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
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
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 80% of our cotton and yarn from one supplier. Reference is made to — “Risk Factors” of this Report.
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
FOR THE PERIOD ENDED AUGUST 31, 2008
We may be required to write down goodwill and other intangible assets in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. At August 31, 2008, our goodwill and other intangible assets were approximately $178.4 million and $86.9 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 29, 2008, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
We could experience labor disputes that could disrupt our business in the future.
     As of August 31, 2008, approximately 11% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, material shortages, or an increase in transportation costs, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from five major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides 80% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
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
     Freight costs also represent a significant cost to our Apparel Segment. We incur freight costs associated with the delivery of yarn to our manufacturing facility in Anaheim, California. We also incur freight costs associated with transporting our knit and dyed products to Mexico and our final sewn products from Mexico to our various distribution centers. Any significant increase in transportation costs due to increased fuel costs could have a material impact on our reported apparel margins.
     Current pressures on commodity prices are significant, particularly in our Apparel Segment. There can be no assurance that we can increase selling prices to fully offset commodity price increases in the future. Pressures on commodity prices could materially affect our operating results.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. Fluctuations in the quality of our paper and price increases could have a material adverse effect on our operating results.
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
The apparel industry is heavily influenced by general economic cycles.
The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. These include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels, and uncertainty about the future. Any deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
habits could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices, and consequently negatively impact our results of operations.
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel will be duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement will also give duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 18% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that this will have a material effect on our operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
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
Our planned expansion of facilities is subject to multiple approvals and uncertainties that could affect our ability to complete the project on schedule or at budgeted cost.
     On June 26, 2008, we announced plans, subject to Bank and Board approval, to have built a new apparel manufacturing facility in the town of Agua Prieta in the State of Sonora, Mexico. While it is our intention to lease the facility, the construction of the new facility will involve numerous regulatory, environmental, political, and legal uncertainties beyond our control. In addition, given the current financial environment there can be no assurances that the builder/owner will be able to obtain the required financing to complete the project or that the project will be completed on schedule or at the budgeted cost. The equipment required for the facility will require the expenditure of significant amounts of capital that will be required to be financed through internal cash flows or alternatively additional debt. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
We are exposed to the risk of financial non-performance by our customers on a significant amount of our sales.
     Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. Recently we have seen a heightened amount of bankruptcies in our customers, especially retailers, and we believe this trend may continue given the current economic environment. We maintain an allowance for doubtful accounts for potential credit losses based upon our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
Our business incurs significant freight and transportation costs.
     We incur significant freight costs to transport our goods, especially as it relates to our Apparel segment where we transport our product from our domestic textile plant to off-shore sewing facilities and then to bring our goods back into the United States. In addition, we incur transportation expenses to ship our products to our customers. Transportation costs have increased significantly during fiscal year 2008 and 2009, and, accordingly, had an unfavorable impact on our results of operations. Further significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
The price of energy is prone to significant fluctuations and volatility.
     Our apparel manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profit margins. Energy costs significantly increased during fiscal year 2008 and 2009, and thus had an unfavorable impact on our results of operations. We are focusing on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
However, further significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
We rely on independent contract production for a portion of our apparel production.
     We have historically relied on third party suppliers to provide a portion of our apparel production. Any shortage of supply, production disruptions, shipping delays, regulatory changes, significant price increases from our suppliers, could adversely affect our results of operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
Result of Operations

	Three Months Ended August 31,				Six Months Ended August 31,
	2008		2007		2008		2007
Net sales	$161,050	100.0%	$150,086	100.0%	$324,250	100.0%	$302,860	100.0%
Cost of goods sold	121,812	75.6	108,747	72.5	244,560	75.4	220,163	72.7

Gross profit	39,238	24.4	41,339	27.5	79,690	24.6	82,697	27.3
Selling, general and administrative	23,738	14.7	22,264	14.8	45,927	14.2	44,900	14.8
(Gain) Loss from disposal of assets	(213)	0.0	(1)	0.0	(267)	(0.1)	11	0.0

Income from operations	15,713	9.7	19,076	12.7	34,030	10.5	37,786	12.5
Other income (expense)	(1,004)	(0.6)	(1,396)	(0.9)	(2,098)	(0.6)	(2,969)	(1.0)

Earnings before income taxes	14,709	9.1	17,680	11.8	31,932	9.9	34,817	11.5
Provision for income taxes	5,368	3.3	6,542	4.4	11,655	3.6	12,883	4.3

Net earnings	$9,341	5.8%	$11,138	7.4%	$20,277	6.3%	$21,934	7.2%

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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $4.7 and $9.3 million of revenue was recognized under these agreements during the three and six months ended August 31, 2008 as compared to $4.6 and $9.7 million during the three and six months ended August 31, 2007.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
     Derivative instruments are recognized on the balance sheet at fair value as determined under Financial Accounting Standard No. 157, “Fair Value Measurements”. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps were designated as cash flow hedges, and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instruments was recorded as an adjustment to accumulated other comprehensive income with the offset included in long-term debt. We entered into a $40.0 million interest rate swap designated as a fair value hedge related to our variable rate financial instruments. The fair value of the interest rate swap agreement recorded in the consolidated balance sheet, excluding accrued interest, at August 31, 2008, was a liability of approximately $0.5 million. There were no derivatives, swaps or deferred gains or losses at February 29, 2008.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
Results of Operations — Consolidated
Three Months ended August 31, 2008 compared to Three Months ended August 31, 2007
     Net Sales. Net sales for the three months ended August 31, 2008 were $161.1 million compared to $150.1 million for the three months ended August 31, 2007, an increase of $11.0 million, or 7.3%. The increase in our sales for the quarter related primarily to our Apparel Segment which had sales increase of $9.2 million during the quarter, or 13.8%. Our Print Segment sales increased $1.8 million during the quarter, or 2.2%. See “Results of Operation — Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our gross profit (“margin”) for the three months ended August 31, 2008 was $39.2 million, or 24.4% of sales, compared to $41.3 million, or 27.5% of sales for the three months ended August 31, 2007. Our Print margin decreased from 27.8% to 26.1%, while our Apparel margin decreased from 27.2% to 22.4% for the three months ended August 31, 2007 and 2008, respectively. See “Results of Operations — Segments” of this Report for further discussion on the fluctuations in our Segment margins.
     Selling, general and administrative expense. For the three months ended August 31, 2008, our selling, general and administrative expenses were $23.7 million compared to $22.3 million for the three months ended August 31, 2007, or an increase of approximately $1.4 million. This increase related primarily to an increase in our allowance for doubtful receivables relating to a large apparel customer which declared bankruptcy during the current quarter (“the bankruptcy impact”). This negative impact was partially offset by reduced factoring expenses during the quarter due to less receivables being factored. As a percentage of sales, our selling general and administrative expenses, due to increased sales, decreased from 14.8% to 14.7%.
     Gain from disposal of assets. The gain from disposal of assets of $213,000 for the three months ended August 31, 2008 resulted primarily from a $0.3 million gain from the sale of a vacant facility, offset by net losses from disposal of various manufacturing equipment. Gain from disposal of assets of $1,000 for the three months ended August 31, 2007 resulted primarily from the sale of various manufacturing equipment.
     Income from operations. Our income from operations for the quarter was $15.7 million, or 9.7% of sales, compared to $19.1 million, or 12.7% of sales for the three months ended August 31, 2007. Our income from operations decreased primarily due to our lower apparel margin this quarter over the comparable quarter last year and the bankruptcy impact. Without the customer bankruptcy impact, our income from operations during the quarter would have been $17.7 million, or 11.0%.
     Other income and expense. Our interest expense decreased from $1.4 million for the three months ended August 31, 2007 to $0.9 million for the three months ended August 31, 2008 due to less debt on average being outstanding and a lower effective borrowing rate during the quarter.
     Earnings before income taxes. As a result of the above, our earnings before incomes taxes for the quarter was $14.7 million, or 9.1% of sales ($16.7 million, or 10.4% of sales without the bankruptcy impact), compared to $17.7 million, or 11.8% of sales for the three months ended August 31, 2007. See “Results of Operation — Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 36.5% for the three months ended August 31, 2008 compared to 37.0% for the three months ended August 31, 2007. The decrease was attributable to an increased Domestic Production Activities Deduction.
     Net earnings. Our net earnings for the three months ended August 31, 2008 was $9.3 million, or 5.8% of sales, ($10.6 million, or 6.6% of sales without the bankruptcy impact), compared to $11.1 million, or 7.4% of sales for the three months ended August 31, 2007. Our basic earnings per share were $0.36 per share for the three months ended August 31, 2008 ($.41 per share without the bankruptcy impact), compared to $0.44 per share for the three months ended August 31, 2007. Our diluted earnings per share were $0.36 per share for the three months ended August 31, 2008 ($.41 per share without the bankruptcy impact), compared to $.43 per share for the three months ended August 31, 2007. The decrease in our net earnings and net earnings per share, other than the identified impact associated

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
with the apparel customer’s bankruptcy filing, related primarily to our lower apparel margin this quarter when compared to the same quarter last year.
Six Months ended August 31, 2008 compared to Six Months ended August 31, 2007.
     Net Sales. Net sales for the six months ended August 31, 2008 were $324.3 million compared to $302.9 million for the six months ended August 31, 2007, an increase of $21.4 million, or 7.1%. The increase in our sales for the six months related primarily to an increase in our Apparel Segment sales which increased $19.4 million during the six months, or 14.5%. Our Print Segment sales for the period increased $2.0 million, or 1.2%. See “Results of Operation — Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our gross profit (“margin”) for the six months ended August 31, 2008 was $79.7 million, or 24.6% of sales, compared to $82.7 million, or 27.3% of sales for the six months ended August 31, 2007. Our print margins remained relatively stable during the periods at 27.0% and 27.1% for the six months ended August 31, 2008 and 2007, respectively. Our apparel margins, due to the impact of higher commodity prices, decreased from 27.5% to 21.9% for the six months ended August 31, 2007 and 2008, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expense. For the six months ended August 31, 2008, our selling, general and administrative expenses were $45.9 million compared to $44.9 million for the six months ended August 31, 2007, or an increase of approximately $1.0 million. As a percentage of sales, these expenses, due to our increased sales volume during the current period, decreased from 14.8% to 14.2%. Without the bankruptcy impact incurred during the current quarter, our selling, general and administrative expenses for the current period would have been $43.9 million, or 13.5%.
     Gain from disposal of assets. The gain from disposal of assets of $267,000 for the six months ended August 31, 2008 related primarily to the gain from the sale of a vacant facility. The loss from disposal of assets of $11,000 for the six months ended August 31, 2007 resulted primarily from the sale of various manufacturing equipment.
     Income from operations. Our income from operations for the six months ended August 31, 2008 was $34.0 million, or 10.5% of sales compared to $37.8 million, or 12.5% of sales for the same period last year. Our income from operations decreased primarily due to our lower apparel margin this period over the comparable period last year and the bankruptcy impact. Without the bankruptcy impact our income from operations during the period would have been $36.0 million, or 11.1%.
     Other income and expense. Our interest expense decreased from $2.9 million for the six months ended August 31, 2007 to $1.9 million for the six months ended August 31, 2008 due to less debt on average being outstanding and a lower effective borrowing rate during the six months.
     Earnings before income taxes. As a result of the above, our earnings before incomes taxes for the six months ended August 31, 2008 was $31.9 million, or 9.8% of sales ($33.9 million, or 10.5% without the bankruptcy impact), compared to $34.8 million, or 11.5% of sales for the six months ended August 31, 2007. See “Results of Operation — Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 36.5% for the six months ended August 31, 2008 compared to 37.0% for the six months ended August 31, 2007. The decrease was attributable to an increased Domestic Production Activities Deduction.
     Net earnings. Our net earnings for the six months ended August 31, 2008 was $20.3 million, or 6.3% of sales, ($21.6 million, or 6.7% without the bankruptcy impact), compared to $21.9 million, or 7.2% of sales for the six months ended August 31, 2007. Our basic earnings per share for the six months ended August 31, 2008 was $0.79 per share ($.84 per share without the bankruptcy impact), compared to $0.86 per share for the six months ended August 31, 2007. Our diluted earnings per share was $0.79 per share ($.84 per share without the bankruptcy impact) for the six months ended August 31, 2008 compared to $0.85 for the six months ended August 31, 2007. The decrease in our net earnings and net earnings per share, other than the identified impact associated with the apparel

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
customer’s bankruptcy filing, related primarily to our lower apparel margin this quarter when compared to the same quarter last year.
Results of Operations — Segments

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2008	2007	2008	2007
Print	$85,395	$83,563	$170,692	$168,698
Apparel	75,655	66,523	153,558	134,162

Total	$161,050	$150,086	$324,250	$302,860

     Print Segment. Our net sales for our Print Segment, which represented 53.0% and 52.6% of our consolidated sales during the three and six months ended August 31, 2008, were approximately $85.4 and $170.7 million for the same period, compared to approximately $83.6 and $168.7 million for the three and six months ended August 31, 2007, an increase of $1.8 million and $2.0 million, or 2.2% and 1.2%, respectively. The increase in the Print Segment’s net sales for the three and six months ended August 31, 2008 related to our acquisition of B&D, Skyline and Trade which were acquired October 5, 2007 and September 17, 2007, respectively. Net sales for the acquired entities were $8.4 and $16.7 million for the three and six month period ended August 31, 2008, respectively. Sales from our traditional print plants declined primarily due to general economic conditions and the continued contraction of traditional business forms which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 47.0% and 47.4% of our consolidated sales for the three and six months ended August 31, 2008, were approximately $75.7 and $153.6 million for the three and six months ended August 31, 2008, as compared to approximately $66.5 million and $134.2 million for the three and six months ended August 31, 2007, or an increase of $9.2 million and $19.4 million, or 13.8% and 14.5%, respectively. The increase in the Apparel Segment’s sales was a result of increased volume associated to new customers and existing customers and to a less extent on increased selling prices (for further discussion, please see Apparel Segment Gross Profit Margin discussion below).

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2008	2007	2008	2007
Print	$22,274	$23,264	$46,006	$45,793
Apparel	16,964	18,075	33,684	36,904

Total	$39,238	$41,339	$79,690	$82,697

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales was 26.1% for the three months ended August 31, 2008, as compared to 27.8% for the three months ended August 31, 2007. The decrease in our Print margin, as a percentage of sales, related primarily to increased material and freight costs which have not been fully passed onto to our customers because of contractual obligations and/or timing of the increases, product mix changes, and lower absorption due to our lower volume. Our Print margin as a percentage of sales was 27.0% for the six months ended August 31, 2008, as compared to 27.1% for the six months ended August 31, 2007. Our year-to-date margins have remained relatively stable. While costs increases have impacted our margins, we were able, for the most part, to effectively offset these costs increases during the first quarter of this fiscal year through improved operational efficiencies.
     Apparel Segment. Our Apparel gross profit margin (“margin”) as a percentage of sales, were 22.4% and 21.9%, for the three and six months ended August 31, 2008, as compared to 27.2% and 27.5% for the three and six months ended August 31, 2007, respectively. Our Apparel margins during the quarter and the period continue to be impacted by increases in raw material prices and by freight, chemical and energy costs increases. While several price increases have occurred during the year, these increases have only partially covered the actual costs increases

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
being incurred. In addition, customer mix changes (i.e., more sales to larger lower pricing tiered customers) have also impacted the amount of these increases actually being realized (as the sales growth being experienced has been disproportionately driven by our larger customer, this has had the impact of diluting, on an overall basis, our selling price and thus the comparative impact on our margins). As a result, the Company announced an additional price increase effective September 15, 2008.

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2008	2007	2008	2007
Print	$14,375	$13,959	$28,822	$26,996
Apparel	4,638	7,589	11,431	15,974

Total	19,013	21,548	40,253	42,970
Less corporate expenses	4,304	3,868	8,321	8,153

Earnings before income taxes	$14,709	$17,680	$31,932	$34,817

     Print Segment. Our Print profit increased approximately $0.4 million and $1.8 million, or 2.9% and 6.7%, from $14.0 million and $27.0 for the three and six months ended August 31, 2007, to $14.4 million and $28.8 million for the three and six months ended August 31, 2008. As a percent of sales, our Print profits were 16.8% and 16.9% for the three and six months ended August 31, 2008, as compared to 16.7% and 16.0% for the three and six months ended August 31, 2007. The increase in our Print profit related to their improved efficiencies from consolidation of various selling, general and administrative costs.
     Apparel Segment. Our Apparel profit decreased approximately $3.0 million and $4.6 million, or 38.9% and 28.4%, from $7.6 million and $16.0 million for the three and six months ended August 31, 2007, respectively, to $4.6 million and $11.4 million for the three and six months ended August 31, 2008, respectively. As a percent of sales, our Apparel profit decreased from 11.4% and 11.9% for the three and six months ended August 31, 2007, respectively, to 6.1% and 7.4% for the three and six months ended August 31, 2008, respectively. The decrease in our Apparel profit during the quarter and current period is related primarily to the decrease in their gross profit margins, as discussed above and the bankruptcy impact of a large apparel customer account which declared bankruptcy during the current quarter as previously discussed. Without the bankruptcy impact, our Apparel profit for the quarter would have been $6.6 million and $13.4 million for the period, or 8.7%, as a percent of sales, for both the quarter and period.
Liquidity and Capital Resources

	August 31,	February 29,
(Dollars in thousands)	2008	2008	Change
Working Capital	$135,936	$133,993	1.5%
Cash and cash equivalents	$10,164	$3,393	199.6%
     Working Capital. Our working capital increased by approximately $1.9 million, or 1.5% from $134.0 million at February 29, 2008 to $136.0 million at August 31, 2008. Accounts receivable increased due to the phase out of Alstyle’s factoring arrangements offset by a reduction of inventories resulting from increased Apparel sales. Our current ratio, calculated by dividing our current assets by our current liabilities was 3.5-to-1.0 at August 31, 2008 compared to 3.6-to-1.0 at February 29, 2008.
     Cash and cash equivalent. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008

	Six months ended August 31,
(Dollars in thousands)	2008	2007	Change
Net Cash provided by operating activities	$31,017	$17,489	77.4%
Net Cash used in investing activities	$(2,604)	$(1,750)	48.8%
Net Cash used in financing activities	$(22,024)	$(15,844)	39.0%
     Cash flows from operating activities. Cash provided by our operating activities increased by $13.5 million, or 77.4% to $31.0 million for the six months ending August 31, 2008, compared to $17.5 million for the six months ended August 31, 2007 The increased cash provided from operating activities related primarily to the decrease in our Apparel inventory, which generated approximately $16 million in cash and less cash being utilized to fund our Apparel’s factoring phase-out. This was offset by higher bad debt expense and lower operational performance during the period.
     Cash flows from investing activities. Cash used for our investing activities, which related to capital expenditures, increased by $0.9 million, or 48.8% from $1.8 million for the six months ended August 31, 2007 to $2.6 million for the six months ended August 31, 2008. The increase related to additional capital expenditures relating to our print plants during the six months ended August 31, 2008.
     Cash flows from financing activities. We used $6.2 million more in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $14.1 million during the six months ended August 31, 2008, compared to $8.9 million during the same period of 2007.
     Credit Facility — On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .50% = 2.96% at August 31, 2008), depending on our total funded debt to EBITDA ratio, as defined. As of August 31, 2008, we had $76.5 million of borrowings under the revolving credit line and $6.8 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $66.7 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with these covenants as of August 31, 2008. The Facility is secured by substantially all of our assets.
     During the six months ended in August 31, 2008, we repaid $14.0 million on the revolver and $0.1 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
     We use derivative financial instruments to manage our exposures to interest rate fluctuations on our floating rate $150 million revolving credit maturing March 31, 2010. The derivative instruments are accounted for pursuant to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 133”). FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40 million. The Swap fixes the interest rate at 3.79%.
     The Swap was designated as a cash flow hedge, and the fair value at August 31, 2008 was $(459,000), net of $170,000 in taxes. The Swap was reported on the unaudited Consolidated Balance Sheet in long term debt with a related deferred charge recorded as a component of Other Comprehensive Income.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
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
     Capital Expenditures — We expect our capital requirements for 2009, exclusive of capital required for possible acquisitions, will be in-line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
     On June 26, 2008, we announced plans, subject to Bank and Board approval, to have built for lease a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. While the planning for this new facility is not yet complete, we estimate the total capital expenditures will range from $35 million to $40 million, with funding to be provided by internal cash flow and, as required, existing credit facilities. The facility is expected to be operational by the last part of our 2010 fiscal year and the first part of our 2011 fiscal year.
     Contractual Obligations & Off-Balance Sheet Arrangements —There have been no significant changes in our contractual obligations since February 29, 2008 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2008.
     Recent Accounting Pronouncements
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our fiscal year ending February 28, 2010). The adoption of FAS 141R is not expected to have a material impact on our current consolidated financial position, results of operations or cash flows.
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
FSP FAS 142-3. In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3.”) FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for acquisitions made in fiscal years and interim periods beginning after December 15, 2008 (our quarter ending May 31, 2009). The adoption of FAS 142-3 is not expected to have a material impact on our current consolidated financial position, results of operations or cash flows.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). We have not completed our evaluation of the effects, if any that FAS 162 may have on our consolidated financial position results of operations and cash flows.
FSP EITF 03-6-1, In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (our quarter ending May 31, 2009). Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $76.5 million at August 31, 2008. We entered into a $40.0 million interest rate swap designated as a fair value hedge related to this debt. The interest rate on $40.0 million of the credit facility is fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2008 would be approximately $0.4 million.
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
FOR THE PERIOD ENDED AUGUST 31, 2008

Item 4.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2008 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
Items 2, 3 and 5 are not applicable and have been omitted

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on June 26, 2008.
(b)	Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directs listed in the Proxy Statement and all such nominees were elected. There were no abstentions or broker non-votes.
     Directors elected were:

Nominees for Director	Vote Cast for	Votes Withheld
Frank D. Bracken	22,891,459	236,175
Michael D. Magill	22,905,670	221,964
Keith S. Walters	22,892,965	234,669

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
(c)	Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes respectively.
     Approve the long-term incentive plan.

For	16,469,537
Against	3,693,702
Abstain	65,103
     Selection of Grant Thornton, LLP as independent auditors of the Company for the fiscal year ending February 28, 2009.

For	23,034,362
Against	39,393
Abstain	53,879

Item 6.	Exhibits
The following exhibits are filed as part of this report.

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10	Employment Agreement between the Company and Irshad Ahmad, Corporate Vice President of Technology dated June 12, 2007.*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: September 30, 2008	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 30, 2008	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10	Employment Agreement between the Company and Irshad Ahmad, Corporate Vice President of Technology dated June 12, 2007.*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith