Form 10-Q
period 2008-11-30
ENNIS, INC.
filed 2008-12-24
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 1-5807
ENNIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0256410

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2441 Presidential Pkwy., Midlothian, Texas	76065

(Address of Principal Executive Offices)	(Zip code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 19, 2008, there were 25,853,277 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 29,
	2008	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,972	$3,393
Accounts receivable, net of allowance for doubtful receivables of $5,202 at November 30, 2008 and $3,954 at February 29, 2008	67,679	72,278
Prepaid expenses	4,074	3,500
Prepaid income taxes	2,235	—
Inventories	104,028	98,570
Deferred income taxes	7,786	7,786
Assets held for sale	—	292

Total current assets	188,774	185,819

Property, plant and equipment, at cost
Plant, machinery and equipment	131,557	130,214
Land and buildings	42,951	42,793
Other	22,636	22,586

Total property, plant and equipment	197,144	195,593
Less accumulated depreciation	142,287	136,605

Net property, plant and equipment	54,857	58,988

Goodwill	178,388	178,388
Trademarks and tradenames, net	63,768	63,880
Customer lists, net	22,570	24,260
Deferred finance charges, net	598	934
Prepaid pension asset	—	260
Other assets	535	602

Total assets	$509,490	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	November 30,	February 29,
	2008	2008
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$29,237	$29,658
Accrued expenses
Employee compensation and benefits	16,217	14,840
Taxes other than income	1,734	989
Federal and state income taxes payable	—	501
Other	6,027	5,583
Current installments of long-term debt	227	255

Total current liabilities	53,442	51,826

Long-term debt, less current installments	70,859	90,710
Liability for pension benefits	746	—
Deferred income taxes	19,246	20,775
Other liabilities	124	1,341

Total liabilities	144,417	164,652

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 29, 2008	75,134	75,134
Additional paid in capital	121,919	122,566
Retained earnings	253,785	235,624
Accumulated other comprehensive income (loss):
Foreign currency translation	(689)	929
Unrealized gain (loss) on derivative instruments	(1,155)	—
Minimum pension liability	(6,450)	(6,450)

	(8,294)	(5,521)

	442,544	427,803

Treasury stock
Cost of 4,292,002 shares at November 30, 2008 and 4,391,193 shares at February 29, 2008	(77,471)	(79,324)

Total shareholders’ equity	365,073	348,479

Total liabilities and shareholders’ equity	$509,490	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2008	2007	2008	2007
Net sales	$142,453	$158,215	$466,703	$461,075
Cost of goods sold	104,596	116,181	349,156	336,344

Gross profit	37,857	42,034	117,547	124,731

Selling, general and administrative	21,933	22,490	67,860	67,390
Gain from disposal of assets	(71)	(343)	(338)	(332)

Income from operations	15,995	19,887	50,025	57,673

Other income (expense)
Interest expense	(778)	(1,398)	(2,703)	(4,283)
Other, net	337	(129)	164	(213)

	(441)	(1,527)	(2,539)	(4,496)

Earnings before income taxes	15,554	18,360	47,486	53,177

Provision for income taxes	5,678	6,792	17,333	19,675

Net earnings	$9,876	$11,568	$30,153	$33,502

Weighted average common shares outstanding
Basic	25,742,532	25,653,030	25,698,286	25,613,143

Diluted	25,808,497	25,887,798	25,790,031	25,867,564

Per share amounts
Net earnings — basic	$0.38	$0.45	$1.17	$1.31

Net earnings — diluted	$0.38	$0.45	$1.17	$1.30

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	November 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$30,153	$33,502
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,567	9,402
Amortization of deferred finance charges	335	336
Amortization of trademarks and customer lists	1,814	1,488
Gain from disposal of assets	(338)	(332)
Bad debt expense	2,819	1,431
Stock based compensation	742	527
Excess tax benefit of stock based compensation	(105)	(337)
Changes in operating assets and liabilities:
Accounts receivable	1,179	(20,842)
Prepaid expenses	(2,953)	1,542
Inventories	(6,496)	(13,442)
Other assets	56	(5)
Accounts payable and accrued expenses	1,640	4,729
Other liabilities	(1,216)	(1,596)
Prepaid pension asset/liability for pension benefits	1,006	1,212

Net cash provided by operating activities	36,203	17,615

Cash flows from investing activities:
Capital expenditures	(4,005)	(2,471)
Purchase of businesses, net of cash acquired	—	(14,543)
Proceeds from disposal of plant and property	868	771

Net cash used in investing activities	(3,137)	(16,243)

Cash flows from financing activities:
Borrowings on debt	—	18,000
Repayment of debt	(21,699)	(10,053)
Dividends	(11,992)	(11,929)
Proceeds from exercise of stock options	630	658
Excess tax benefit of stock based compensation	105	337

Net cash used in financing activities	(32,956)	(2,987)

Effect of exchange rate changes on cash	(531)	189

Net change in cash and cash equivalents	(421)	(1,426)
Cash and cash equivalents at beginning of period	3,393	3,582

Cash and cash equivalents at end of period	$2,972	$2,156

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”), for the quarter and the nine months ended November 30, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, from which the accompanying consolidated balance sheet at February 29, 2008 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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

	Three Months Ended November 30, 2007
		Distribution	(Gain) Loss	Other
	As Previously	Warehousing	From Disposal	Administrative
	Reported	Expense	of assets	Expense	Reclassified
Cost of goods sold	$118,971	$(2,790)	$—	$—	$116,181
Selling, general and administrative	19,323	2,790	—	377	22,490
(Gain) loss from disposal of assets	—	—	(343)	—	(343)
Other income (expense), net	(163)	—	(343)	377	(129)

	Nine Months Ended November 30, 2007
		Distribution	(Gain) Loss	Other
	As Previously	Warehousing	From Disposal	Administrative
	Reported	Expense	of assets	Expense	Reclassified
Cost of goods sold	$344,644	$(8,300)	$—	$—	$336,344
Selling, general and administrative	57,054	8,300	—	2,036	67,390
(Gain) loss from disposal of assets	—	—	(332)	—	(332)
Other income (expense), net	(1,917)	—	(332)	2,036	(213)

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its consolidated financial position, results of operations and cash flows.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
1. Significant Accounting Policies and General Matters-continued
FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.
FSP FAS 157-3. In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.
2. Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 1.6% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis during the nine months ended November 30, 2008 (25.2% and 39.3% for the three and nine months ended November, 2007), respectively. The price at which the accounts were sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable were sold to the factors on a recourse basis.
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
During July 2008, the Company discontinued selling its trade accounts receivable of Alstyle to the factors. Net balance due from factors at November 30, 2008 was $27,000. As of February 29, 2008, the Company had outstanding factored receivables without recourse of $2,315,000 and advances from factors of $1,467,000.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
3. Accounts Receivable and Allowance for Doubtful Receivables-continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months and nine months ended (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2008	2007	2008	2007
Balance at beginning of period	$5,324	$3,376	$3,954	$2,698
Bad debt expense	790	535	2,819	1,431
Recoveries	5	21	18	24
Accounts written off	(917)	(279)	(1,589)	(500)

Balance at end of period	$5,202	$3,653	$5,202	$3,653

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 29,
	2008	2008
Raw material	$16,059	$14,711
Work-in-process	23,800	15,467
Finished goods	64,169	68,392

	$104,028	$98,570

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
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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

	Three months ended	Nine months ended
	November 30,	November 30,
	2007	2007
Pro forma net sales	$161,139	$482,251
Pro forma net earnings	11,625	33,891
Pro forma earnings per share — diluted	0.45	1.31
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $63.2 million at November 30, 2008 are evaluated for impairment on an annual basis. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of November 30, 2008
Amortized intangible assets (in thousands)
Tradenames	$1,234	$704	$530
Customer lists	29,908	7,338	22,570
Noncompete	500	463	37

	$31,642	$8,505	$23,137

As of February 29, 2008
Amortized intangible assets (in thousands)
Tradenames	$1,234	$592	$642
Customer lists	29,908	5,648	24,260
Noncompete	500	451	49

	$31,642	$6,691	$24,951

	November 30,	February 29,
	2008	2008
Non-amortizing intangible assets (in thousands)
Trademarks	$63,238	$63,238

Aggregate amortization expense for the nine months ended November 30, 2008 and November 30, 2007 was $1,814,000 and $1,488,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2009	$2,419,000
2010	2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
6. Goodwill and Other Intangible Assets-continued
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2007	$40,614	$137,700	$178,314
Goodwill acquired	74	—	74

Balance as of March 1, 2008	40,688	137,700	178,388
Goodwill acquired	—	—	—

Balance as of November 30, 2008	$40,688	$137,700	$178,388

During the nine months ended November 30, 2008, there was no change to goodwill. For the fiscal year ended February 29, 2008, an adjustment of $74,000 was added to goodwill due to revised estimates in accrued expenses acquired from the previous acquisition of Tennessee Business Forms.
7. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2008	February 29, 2008
Accrued interest	$191	$604
Accrued taxes	362	405
Accrued legal and professional fees	463	244
Accrued utilities	2,335	1,358
Accrued repairs and maintenance	376	274
Accrued contract labor	—	280
Factored receivables with recourse	—	539
Other accrued expenses	2,300	1,879

	$6,027	$5,583

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
The Swap was designated as a cash flow hedge, and the fair value at November 30, 2008 was $(1.8) million, $(1.15) million net of deferred taxes. The Swap has been reported on the unaudited Consolidated Balance Sheet as long term debt with a related deferred charge recorded as a component of Other Comprehensive Income.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of November 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Fair Value Measurements Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	November 30, 2008	(Level 1)	(Level 2)	(Level 3)
Derivative asset	$—	$—		$—

	$—	$—	$—	$—

Derivative liability	$(1,820)	$—	$(1,820)	$—

	$(1,820)	$—	$(1,820)	$—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
10. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30, 2008	February 29, 2008
Revolving credit facility	$69,000	$90,500
Capital lease obligations	266	452
Other	1,820	13

	71,086	90,965
Less current installments	227	255

Long-term debt	$70,859	$90,710

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR +         .50% = 2.40% at November 30, 2008), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of November 30, 2008, the Company had $69.0 million of borrowings under the revolving credit line and $4.7 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $76.3 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of November 30, 2008. The Facility is secured by substantially all of the Company’s assets.
The capital lease obligation has interest due monthly at 4.96% and principal paid in equal monthly installments. The note will mature in January 2010. Assets under capital leases with a total gross book value of $936,000 and $1,154,000 for November 30, 2008 and February 29, 2008, respectively and accumulated amortization of $429,000 and $407,000 as of November 30, 2008 and February 29, 2008, respectively, are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
Other long-term debt at November 30, 2008 consists of the derivative liability recorded in connection with our interest rate swap — see Note 8 — Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements for further discussion.
11. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2008	2007	2008	2007
Net earnings	$9,876	$11,568	$30,153	$33,502
Foreign currency translation adjustment, net of deferred taxes	(1,414)	312	(1,618)	789
Unrealized loss on derivative instruments, net of deferred taxes	(866)	—	(1,155)	—

Comprehensive income	$7,596	$11,880	$27,380	$34,291

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
11. Shareholders’ Equity-continued
Changes in shareholders’ equity accounts for the nine months ended November 30, 2008 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2008	30,053,443	$75,134	$122,566	$235,624	$(5,521)	(4,391,193)	$(79,324)	$348,479
Net earnings	—	—	—	30,153	—	—	—	30,153
Foreign currency translation, net of deferred tax of $950	—	—	—	—	(1,618)	—	—	(1,618)
Unrealized loss on derivative instruments, net of deferred tax of $665	—	—	—	—	(1,155)	—	—	(1,155)

Comprehensive income								27,380
Dividends declared ($0.465 per share)	—	—	—	(11,992)	—	—	—	(11,992)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	105	—	—	—	—	105
Stock based compensation	—	—	471	—	—	—	—	471
Exercise of stock options and restricted stock grants	—	—	(1,223)	—	—	99,191	1,853	630

Balance November 30, 2008	30,053,443	$75,134	$121,919	$253,785	$(8,294)	(4,292,002)	$(77,471)	$365,073

12. Stock Option Plans and Stock Based Compensation
The Company accounts for stock based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At November 30, 2008, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”) and the 1991 Incentive Stock Option Plan. The Company has 340,946 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the three months ended November 30, 2008 and 2007, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $211,000 ($134,000 net of tax), and $206,000 ($130,000 net of tax), respectively. For the nine months ended November 30, 2008 and 2007, the Company had compensation expense related to share based compensation of $742,000 ($471,000 net of tax), and $527,000 ($332,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
12. Stock Option Plans and Stock Based Compensation-continued
The Company had the following stock option activity for the nine months ended November 30, 2008:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 29, 2008	469,513	$10.97	2.9
Granted	—	—
Terminated	(45,200)	12.36
Exercised	(103,500)	10.34

Outstanding at November 30, 2008	320,813	$10.97	2.6	$434

Exercisable at November 30, 2008	302,388	$10.65	2.4	$434

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on November 30, 2008 ($10.17) and the weighted average exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during the three and nine months ended November 30, 2008 and 2007. A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2008	2007	2008	2007
Total cash received	$525	$—	$630	$658
Income tax benefits	105	—	105	337
Total grant-date fair value	120	—	133	81
Intrinsic value	—	—	—	605
A summary of the status of the Company’s unvested stock options at February 29, 2008, and changes during the nine months ended November 30, 2008 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2008	45,600	$2.64
New grants	—	—
Vested	(23,425)	2.44
Forfeited	(3,750)	2.84

Unvested at November 30, 2008	18,425	2.85

As of November 30, 2008, there was $24,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
12. Stock Option Plans and Stock Based Compensation-continued
0.95 year. The total fair value of shares underlying the options vested during the nine months ended November 30, 2008 was $238,000.
The Company had the following restricted stock grants activity for the nine months ended November 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 29, 2008	73,916	$25.12
Granted	75,080	15.67
Terminated	(15,236)	19.89
Exercised	(23,524)	25.37

Outstanding at November 30, 2008	110,236	$19.35

Exercisable at November 30, 2008	—	$—

As of November 30, 2008, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.94 years. During the nine months ended November 30, 2008, the Company’s restricted stock grants had an underlying fair value at date of grant of $2.1 million.
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
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$337	$358	$1,007	$1,073
Interest cost	657	626	1,970	1,879
Expected return on plan assets	(813)	(769)	(2,437)	(2,309)
Amortization of:
Prior service cost	(37)	(37)	(109)	(109)
Unrecognized net loss	192	226	575	678

Net periodic benefit cost	$336	$404	$1,006	$1,212

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
FOR THE PERIOD ENDED NOVEMBER 30, 2008
14. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
At November 30, 2008, 86,200 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	25,742,532	25,653,030	25,698,286	25,613,143
Effect of dilutive options	65,965	234,768	91,745	254,421

Diluted weighted average common shares outstanding	25,808,497	25,887,798	25,790,031	25,867,564

Per share amounts:
Net earnings — basic	$0.38	$0.45	$1.17	$1.31

Net earnings — diluted	$0.38	$0.45	$1.17	$1.30

Cash dividends	$0.155	$0.155	$0.465	$0.465

15. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 58% and 54% of the Company’s consolidated net sales for the three and nine months ended November 30, 2008, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states.
Approximately 94% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
15. Segment Information and Geographic Information-continued
The second segment, the Apparel Segment, which accounted for 42% and 46% of the Company’s consolidated net sales for the three and nine months ended November 30, 2008, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and nine months ended November 30, 2008 and 2007 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2008:
Net sales	$82,577	$59,876	$—	$142,453
Depreciation	1,491	678	239	2,408
Amortization of identifiable intangibles	238	366	—	604
Segment earnings (loss) before income tax	13,382	6,286	(4,114)	15,554
Segment assets	155,209	345,704	8,577	509,490
Capital expenditures	638	137	16	791

Three months ended November 30, 2007:
Net sales	$88,734	$69,481	$—	$158,215
Depreciation	1,975	772	225	2,972
Amortization of identifiable intangibles	193	366	—	559
Segment earnings (loss) before income tax	14,172	8,072	(3,884)	18,360
Segment assets	164,080	345,649	6,706	516,435
Capital expenditures	533	156	5	694

Nine months ended November 30, 2008:
Net sales	$253,269	$213,434	$—	$466,703
Depreciation	4,855	2,003	709	7,567
Amortization of identifiable intangibles	714	1,100	—	1,814
Segment earnings (loss) before income tax	42,204	17,717	(12,435)	47,486
Segment assets	155,209	345,704	8,577	509,490
Capital expenditures	3,583	337	85	4,005

Nine months ended November 30, 2007:
Net sales	$257,432	$203,643	$—	$461,075
Depreciation	6,069	2,660	673	9,402
Amortization of identifiable intangibles	388	1,100	—	1,488
Segment earnings (loss) before income tax	41,168	24,046	(12,037)	53,177
Segment assets	164,080	345,649	6,706	516,435
Capital expenditures	1,456	982	33	2,471

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
15. Segment Information and Geographic Information-continued
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended November 30, 2008 and 2007 were as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended November 30, 2008:
Net sales to unaffiliated customers
Print Segment	$82,577	$—	$—	$82,577
Apparel Segment	55,572	3,958	346	59,876

	$138,149	$3,958	$346	$142,453

Identifiable long-lived assets
Print Segment	$41,434	$—	$—	$41,434
Apparel Segment	6,354	43	1,472	7,869
Corporate	5,554	—	—	5,554

	$53,342	$43	$1,472	$54,857

Three months ended November 30, 2007:
Net sales to unaffiliated customers
Print Segment	$88,734	$—	$—	$88,734
Apparel Segment	65,269	4,212	—	69,481

	$154,003	$4,212	$—	$158,215

Identifiable long-lived assets
Print Segment	$44,510	$—	$—	$44,510
Apparel Segment	7,916	85	2,187	10,188
Corporate	6,301	—	—	6,301

	$58,727	$85	$2,187	$60,999

Nine months ended November 30, 2008:
Net sales to unaffiliated customers
Print Segment	$253,269	$—	$—	$253,269
Apparel Segment	199,560	13,011	863	213,434

	$452,829	$13,011	$863	$466,703

Nine months ended November 30, 2007:
Net sales to unaffiliated customers
Print Segment	$257,432	$—	$—	$257,432
Apparel Segment	190,063	13,580	—	203,643

	$447,495	$13,580	$—	$461,075

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2008
16. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended
	November 30,	November 30,
	2008	2007
Interest paid	$3,117	$4,509
Income taxes paid	$20,701	$19,854
17. Assets Held for Sale
During the nine months ended November 30, 2008, the Company sold the facility that classified as assets held for sale on the consolidated balance sheet for a gain of approximately $0.3 million. As of February 29, 2008, the Company had land and building of approximately $0.3 million classified as assets held for sale on the consolidated balance sheet. This balance reflects the net book value of a vacant facility and the associated land under contract for sale which is the lower of carrying amount or fair value less cost to sell.
18. Subsequent Events
On December 19, 2008, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on February 2, 2009 to shareholders of record on January 12, 2009.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
Print Segment
     The Print Segment, which represented 58% and 54% of our consolidated net sales for the three and nine months ended November 30, 2008, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 94% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
Apparel Segment
     The Apparel Segment represented 42% and 46% of our consolidated net sales for the three and nine months ended November 30, 2008, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. Over 95% of Alstyle’s revenues are derived from t-shirt sales, and more than 90% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic, Tennessee River®, D Drive™, and Hyland® Headware.
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
     Alstyle utilizes a customer-focused internal sales team comprised of 20 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
objectives. Sales representatives are responsible for developing business with large accounts and spend approximately half their time in the field.
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
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase more than 75% of our cotton and yarn from one supplier. Reference is made to — “Risk Factors” of this Report.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
Our results and financial condition are affected by global and local market conditions, which can adversely affect our sales, margins, and net income.
     Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges. Certain macroeconomic events, such as the current crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:
•	Our ability to manage upward pressure on commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the current volatility in the global financial markets;

•	The impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities.
Declining economic conditions could negatively impact our business.
     Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption has reached unprecedented levels. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in demand for our products, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect our cost of capital and our ability to raise capital.
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed for proposed expansion projects, etc.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets (see Risk Factors — We may be required to write down goodwill and other intangible assets, which could cause our financial condition and results of operations to be negatively affected in the future — page 27). A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of November 30, 2008 we were in compliance with all terms and conditions of our credit facility, which matures on March 31, 2010.
     We anticipate borrowing under our credit facility to provide financing for our new facility in Aqua Prieta. Our ability to access this facility for these funds will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. In the event that we aren’t able to access the facility for the funds needed and require additional capital, there can be no assurance that we will be able to raise such capital when needed or at all.
Declining financial market conditions could adversely impact the funding status of our pension plan.
     We maintain a defined-benefit pension plan for our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels.
We may be required to write down goodwill and other intangible assets, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. At November 30, 2008, our goodwill and other intangible assets were approximately $178.4 million and $86.3 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Annually, we have conducted a review of our goodwill and other identifiable intangible assets to determine whether there has been impairment. Such a review was completed for our fiscal year ended February 29, 2008, and we concluded that no impairment charge was necessary. We cannot provide assurance that we will not be required to take an impairment charge in the future especially given the current economic environment and the extreme volatility in the financial markets. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price and increase our borrowing costs.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2008
We could experience labor disputes that could disrupt our business in the future.
     As of November 30, 2008, approximately 11% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, material shortages, or an increase in transportation costs, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from two major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides more than 75% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.
     Alstyle generally acquires its cotton yarn under short-term purchase orders with its suppliers, and has exposure to swings in cotton market prices. At November 30, 2008 we have committed to more than 70% of our estimated cotton needs through July 2009 through various contracts which fix the price of our cotton. Alstyle does not use derivative instruments, including cotton option contracts, to manage its exposure to movements in cotton market prices. Alstyle may use such derivative instruments in the future. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. However, any significant increase in the price of cotton or shortages in the availability of cotton as the result of farmers switching to alternative crops, such as corn, could have a material adverse effect on our results of operations.
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
     Demand for Alstyle’s products is dependent on the general demand for shirts and the availability of alternative sources of supply. Alstyle’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service and quality products to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines due to competitors’ pricing strategies.
The apparel industry is heavily influenced by general economic cycles.
     The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. These include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels, and uncertainty about the future. Any

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices, and consequently negatively impact our results of operations.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
     On June 26, 2008, we announced plans, subject to Bank and Board approval, to have built a new apparel manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. The construction of this new facility will involve numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that will be required to be financed through internal cash flows or alternatively additional debt, which given the current financial environment there can be no assurances that such funds will be available. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
We rely on independent contract production for a portion of our apparel production.
     We have historically relied on third party suppliers to provide a portion of our apparel production. Any shortage of supply, production disruptions, shipping delays, regulatory changes, significant price increases from our suppliers, could adversely affect our apparel operating results.
We depend upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace.
     The loss or interruption of the services of our Chief Executive Officer, Executive Vice President or Chief Financial Officer could have a material adverse effect on our business, financial condition or results of operations. Although we maintain employment agreements with these individuals, we cannot be assured that the services of such individuals will continue in the future.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
Result of Operations

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008		2007		2008		2007
Net sales	$142,453	100.0%	$158,215	100.0%	$466,703	100.0%	$461,075	100.0%
Cost of goods sold	104,596	73.4	116,181	73.4	349,156	74.8	336,344	72.9

Gross profit	37,857	26.6	42,034	26.6	117,547	25.2	124,731	27.1
Selling, general and administrative	21,933	15.4	22,490	14.2	67,860	14.5	67,390	14.6
Gain from disposal of assets	(71)	0.0	(343)	(0.2)	(338)	0.0	(332)	(0.1)

Income from operations	15,995	11.2	19,887	12.6	50,025	10.7	57,673	12.6
Other income (expense)	(441)	(0.3)	(1,527)	(1.0)	(2,539)	(0.5)	(4,496)	(1.0)

Earnings before income taxes	15,554	10.9	18,360	11.6	47,486	10.2	53,177	11.6
Provision for income taxes	5,678	4.0	6,792	4.3	17,333	3.7	19,675	4.3

Net earnings	$9,876	6.9%	$11,568	7.3%	$30,153	6.5%	$33,502	7.3%

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
     We maintain a defined-benefit pension plan for employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded.
     Amounts allocated to intangibles are determined based on independent valuations for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether the value has been impaired by events occurring during the fiscal year.
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values. See Risk Factor — “We may be required to write down goodwill and other intangible assets, which could cause our financial condition and results of operations to be negatively affected in the future” on page 27 of the Report for further discussion.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, Ennis prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.9 and $13.2 million of revenue was recognized under these agreements during the three and nine months ended November 30, 2008 as compared to $5.4 and $15.1 million during the three and nine months ended November 30, 2007.
     Derivative instruments are recognized on the balance sheet at fair value as determined under Financial Accounting Standard No. 157, “Fair Value Measurements”. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps were designated as cash flow hedges, and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instruments was recorded as an adjustment to accumulated other comprehensive income with the offset included in long-term debt. We entered into a $40.0 million interest rate swap designated as a fair value hedge related to our variable rate financial instruments. The fair value of the interest rate swap agreement recorded in the consolidated balance sheet, excluding accrued interest, at November 30, 2008, was a liability of approximately $1.8 million. There were no derivatives, swaps or deferred gains or losses at February 29, 2008.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
Results of Operations — Consolidated
Three Months ended November 30, 2008 compared to Three Months ended November 30, 2007
     Net Sales. Net sales for the three months ended November 30, 2008 were $142.5 million compared to $158.2 million for the three months ended November 30, 2007, a decrease of $15.7 million, or 9.9%. Our Apparel Segment sales over the comparable quarter decreased $9.6 million, or 13.8%, while our Print Segment sales decreased $6.1 million, or 6.9%. See “Results of Operation - Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our gross profit (“margin”) for the three months ended November 30, 2008 was $37.9 million, or 26.6% of sales, compared to $42.0 million, or 26.6% of sales for the three months ended November 30, 2007. Our Print Segment margin decreased slightly from 26.8% to 26.4%, while our Apparel Segment margin increased from 26.2% to 26.9% for the three months ended November 30, 2007 and 2008, respectively. See “Results of Operations — Segments” of this Report for further discussion on the fluctuations in our Segment margins.
     Selling, general and administrative expense. For the three months ended November 30, 2008, our selling, general and administrative expenses were $21.9 million compared to $22.5 million for the three months ended November 30, 2007, or a decrease of approximately $0.6 million, or 2.7% due to lower employment and factoring expenses offset by higher bad debt and health insurance expenses. While on a dollar basis these expenses decreased over the comparable period, on a percentage basis the decline was not as great as the percentage decline in our sales. As a result, these expenses, as a percentage of sales, increased from 14.2% to 15.4% for the three months ended 2007 and 2008, respectively.
     Gain from disposal of assets. The gain from disposal of assets of $71,000 and $343,000 for the three months ended November 30, 2008 and 2007, respectively, resulted primarily from the sale of vacant facilities.
     Income from operations. Our income from operations for the quarter was $ 16.0 million, or 11.2% of sales, compared to $19.9 million, or 12.6% of sales for the three months ended November 30, 2007. Our income from operations decreased primarily due to our decreased sales volume during the period.
     Other income and expense. Due to less debt on average being outstanding and a lower effective borrowing rate during the quarter, our interest expense decreased from $1.4 million for the three months ended November 30, 2007 to $0.8 million for the three months ended November 30, 2008.
     Earnings before income taxes. As a result of the above factors, our earnings before incomes taxes for the quarter was $15.6 million, or 10.9% of sales compared to $18.4 million, or 11.6% of sales for the three months ended November 30, 2007. See “Results of Operation — Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 36.5% for the three months ended November 30, 2008 compared to 37.0% for the three months ended November 30, 2007. The decrease was attributable to an increased Domestic Production Activities Deduction.
     Net earnings. Our net earnings for the three months ended November 30, 2008 was $9.9 million, or 6.9% of sales, compared to $11.6 million, or 7.3% of sales for the three months ended November 30, 2007. Our basic and diluted earnings per share were $0.38 per share for the three months ended November 30, 2008 compared to $0.45 per share for the three months ended November 30, 2007. The decrease in our net earnings and net earnings per share related primarily to our decreased sales volume during the period.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
Nine Months ended November 30, 2008 compared to Nine Months ended November 30, 2007.
     Net Sales. Net sales for the nine months ended November 30, 2008 were $466.7 million compared to $461.1 million for the nine months ended November 30, 2007, an increase of $5.6 million, or 1.2%. The increase in our sales for the nine months related primarily to an increase in our Apparel Segment sales which increased $9.8 million during the period, or 4.8%. This increase was offset by a decrease in our Print Segment sales for the period in the amount of $4.2 million, or 1.6%. See “Results of Operation — Segments” of this Report for further discussion on our Segment sales.
     Gross profit. Our margin for the nine months ended November 30, 2008 was $117.5 million, or 25.2% of sales, compared to $124.7 million, or 27.1% of sales for comparable period last year. Our Print Segment margin decreased slightly from 27.0% to 26.8%, while our apparel margins decreased from 27.1% to 23.3% during the nine months ended November 30, 2007 and 2008, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general and administrative expense. For the nine months ended November 30, 2008, our selling general and administrative expenses increased $0.5 million from $67.4 million to $67.9 million. This increase related primarily to an increase in our allowance for doubtful receivables, which related to a large apparel customer which declared bankruptcy during the first half of the current fiscal year (“the bankruptcy impact”). This negative impact was partially offset by reduced factoring expenses during the year due to the elimination of receivables being factored. As a percentage of sales, our selling general and administrative expenses, remained relatively flat, 14.5% and 14.6% for the nine months ended 2008 and 2007, respectively.
     Gain from disposal of assets. The gain from disposal of assets of $338,000 and $332,000 for the nine months ended November 30, 2008 and 2007, respectively, resulted primarily from the sale of vacant facilities.
     Income from operations. Our income from operations for the nine months ended November 30, 2008 was $50.0 million, or 10.7% of sales compared to $57.7 million, or 12.6% of sales for the same period last year. Our income from operations decreased primarily due to our lower apparel margin this period over the comparable period last year and the bankruptcy impact. Without the bankruptcy impact, our income from operations for the current period would have been $52.0 million, or 11.1%.
     Other income and expense. Due to less debt on average being outstanding and a lower effective borrowing rate during the current period, our interest expense decreased from $4.3 million for the nine months ended November 30, 2007 to $2.7 million for the nine months ended November 30, 2008.
     Earnings before income taxes. As a result of the above, our earnings before incomes taxes for the nine months ended November 30, 2008 was $47.5 million, or 10.2% of sales ($49.5 million, or 10.6% of sales without the bankruptcy impact) compared to $53.2 million, or 11.6% of sales for the nine months ended November 30, 2007. See “Results of Operation — Segments” of this Report for further discussion.
     Provision for income taxes. Our effective tax rate was 36.5% for the nine months ended November 30, 2008 compared to 37.0% for the nine months ended November 30, 2007. The decrease was attributable to an increased Domestic Production Activities Deduction.
     Net earnings. Our net earnings for the nine months ended November 30, 2008 was $30.2 million, or 6.5% of sales compared to $33.5 million, or 7.3% of sales for the nine months ended November 30, 2007. Our basic earnings per share for the nine months ended November 30, 2008 was $1.17 per share compared to $1.31 per share for the nine months ended November 30, 2007. Our diluted earnings per share was $1.17 per share for the nine months ended November 30, 2008 compared to $1.30 for the nine months ended November 30, 2007. The decrease in our net earnings and net earnings per share related primarily to our lower apparel margin during the first half of this fiscal year, the bankruptcy impact (-$.05 per diluted share), and the decline in sales volume during the current quarter.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
Results of Operations — Segments

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2008	2007	2008	2007
Print	$82,577	$88,734	$253,269	$257,432
Apparel	59,876	69,481	213,434	203,643

Total	$142,453	$158,215	$466,703	$461,075

     Print Segment. Our net sales for our Print Segment, which represented 58.0% and 54.3% of our consolidated sales during the three and nine months ended November 30, 2008, were approximately $82.6 and $253.3 million for the same period, compared to approximately $88.7 and $257.4 million for the three and nine months ended November 30, 2007, a decrease of $6.2 million and $4.2 million, or 6.9% and 1.6%, respectively. The decrease in the Print Segment’s net sales for the three and nine months ended November 30, 2008 was partially offset by increased sales from our acquisition of B&D, Skyline and Trade which were acquired October 5, 2007 and September 17, 2007, respectively. The positive impact of these acquired entities on sales was $2.2 million in the current quarter and $18.9 million for the nine month period ended November 30, 2008. Sales from our traditional print plants which declined 9.4% during the quarter and 8.9% during the period, without the impact of the acquisition, continue to be impacted by the general economic conditions and the continued contraction of traditional business forms which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 42.0% and 45.7% of our consolidated sales during the three and nine months ended November 30, 2008, were approximately $59.9 and $213.4 million for the same period, compared to approximately $69.5 million and $203.6 million for the three and nine months ended November 30, 2007, a decrease of $9.6 million, or 13.8% for the quarter and an increase of $9.8 million, or 4.8% for the period, respectively. The decrease in our apparel sales for the current quarter is primarily the result of the general economic conditions. Since mid-October, overall economic condition, consumer confidence, and consumer/corporate spending have deteriorated significantly. T-shirt demand, which we believed to be somewhat recession proof and had been through mid-October, has been significantly impacted by the rapid and unprecedented change in the macro environment. The increase in the Apparel Segment’s sales for the nine months ended November 30, 2008 was a result of increased volume associated to new customers and existing customers and to a lesser extent on increased selling prices (for further discussion, please see Apparel Segment Gross Profit Margin discussion below).

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2008	2007	2008	2007
Print	$21,776	$23,797	$67,782	$69,590
Apparel	16,081	18,237	49,765	55,141

Total	$37,857	$42,034	$117,547	$124,731

     Print Segment. The decline in our Print gross profit margin (“margin”) from $23.8 million to $21.8 million for the quarter and from $69.6 million to $67.8 million for the period is principally the result of the decline in our sales. As a percentage of sales, our Print margin was 26.4% and 26.8% for the three and nine months ended November 30, 2008, as compared to 26.8% and 27.0% for the three and nine months ended November 30, 2007. The slight decrease in our Print margin, as a percentage of sales, related primarily to increased material and freight costs which have not been fully passed onto to our customers because of contractual obligations and/or timing of the increases, product mix changes, and lower absorption due to our lower volume. While costs increases have impacted our margins, we have been able, for the most part, to effectively offset these costs increases during the quarter and period through improved operational efficiencies.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
     Apparel Segment. Our Apparel margins were $16.1 million, or 26.9% of sales and $49.8 million, or 23.3% of sales for the three and nine months ended November 30, 2008, respectively. Our Apparel margins were $18.2 million, or 26.2% and $55.1 million, or 27.1% for the three and nine months ended November 30, 2007, respectively. Our margins during the first half of this fiscal year were significantly impacted by raw material price increases, and by freight, chemical and energy costs increases. While several price increases occurred during the first six months of this fiscal year, these increases only partially covered the actual costs increases incurred during this period. In addition, customer mix changes (i.e., more sales to larger lower pricing tiered customers), and product mix changes (i.e., shift in sales to lower profit margin items) also impacted the reported margin during this period. While the margin, as a percentage of sales, during the current quarter improved due to the additional price increase taken during this quarter and improved manufacturing efficiencies, we continue to be cautious about our ability to sustain these levels given the current economic environment, speed at which market conditions are changing, and recent pricing pressures initiated by competitors’ discounting strategies.

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2008	2007	2008	2007
Print	$13,382	$14,172	$42,204	$41,168
Apparel	6,286	8,072	17,717	24,046

Total	19,668	22,244	59,921	65,214
Less corporate expenses	4,114	3,884	12,435	12,037

Earnings before income taxes	$15,554	$18,360	$47,486	$53,177

     Print Segment. Our Print profit decreased approximately $0.8 million from $14.2 million, or 16.0% of sales, for the three months ended November 30, 2007 to $13.4, or 16.2% of sales for the three months ended November 30, 2008. This decrease in profit was primarily due to the previously discussed sales decline. For the nine months ended November 2008 and 2007, Print profit increased $1.0 million to $42.2 million from $41.2 million. As a percent of sales, our Print profits were 16.7% and 16.0% for the nine months ended November 30, 2008 and 2007, respectively. The increase in our Print profit related to their improved efficiencies from consolidation of various selling, general and administrative costs.
     Apparel Segment. Our Apparel profit decreased approximately $1.8 million and $6.3 million, from $8.1 million and $24.0 million for the three and nine months ended November 30, 2007, respectively, to $6.3 million and $17.7 million for the three and nine months ended November 30, 2008, respectively. As a percent of sales, our Apparel profit decreased from 11.6% and 11.8% for the three and nine months ended November 30, 2007, respectively, to 10.5% and 8.3% for the three and nine months ended November 30, 2008, respectively. The decrease in our Apparel profit during the quarter is primarily a result of sales decline, as our margins improved during the quarter. The decrease in our Apparel profit during the current nine month period is related primarily to the decrease in our Apparel margin, as discussed above and increased bad debt expenses this period over comparable period last year.
Liquidity and Capital Resources

	November 30,	February 29,
(Dollars in thousands)	2008	2008	Change
Working Capital	$135,332	$133,993	1.0%
Cash and cash equivalents	$2,972	$3,393	-12.4%
     Working Capital. Our working capital increased by approximately $1.3 million, or 1.0% from $134.0 million at February 29, 2008 to $135.3 million at November 30, 2008, due to the normal seasonal increase in our apparel inventories, offset by a reduction in our outstanding receivables, due to the seasonally lower revenue volume. Our current ratio, calculated by dividing our current assets by our current liabilities was 3.5-to-1.0 at November 30, 2008 compared to 3.6-to-1.0 at February 29, 2008.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
     Cash and cash equivalent. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Nine months ended November 30,
(Dollars in thousands)	2008	2007	Change
Net Cash provided by operating activities	$36,203	$17,615	105.5%
Net Cash used in investing activities	$(3,137)	$(16,243)	-80.7%
Net Cash used in financing activities	$(32,956)	$(2,987)	1003.3%
     Cash flows from operating activities. Cash provided by our operating activities increased by $18.6 million, or 105.5% to $36.2 million for the nine months ending November 30, 2008, compared to $17.6 million for the nine months ended November 30, 2007. During the nine months ended November 30, 2007, we used funds to transition our Apparel sales previously factored to in-house credit and to build our Apparel inventories. During the current period, we collected the cash previously used to fund the factoring transition, and used less cash to build our Apparel inventories. This was somewhat offset by higher bad debts and lower operational results during the current period.
     Cash flows from investing activities. Cash used for our investing activities, which related to capital expenditures, decreased by $13.1 million, or 80.7% from $16.2 million for the nine months ended November 30, 2007 to $3.1 million for the nine months ended November 30, 2008. During the fiscal year 2008, we acquired two businesses, B&D and Trade for approximately $14.6 million.
     Cash flows from financing activities. We used $30.0 million more in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $21.7 million during the nine months ended November 30, 2008, compared to $10.1 million during the same period of 2007.
     Stock Repurchase — On October 20, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of November 30, 2008, there were no shares of our common stock that had been purchased under the repurchase program.
     Credit Facility - On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .50% = 2.40% at November 30, 2008), depending on our total funded debt to EBITDA ratio, as defined. As of November 30, 2008, we had $69.0 million of borrowings under the revolving credit line and $4.7 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $76.3 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with these covenants as of November 30, 2008. The Facility is secured by substantially all of our assets.
     During the nine months ended in November 30, 2008, we repaid $21.5 million on the revolver and $0.2 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital requirements for the foreseeable future.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40 million. The Swap fixes the interest rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at November 30, 2008 was $(1.8) million, $(1.15) million net of deferred taxes. The Swap was reported on the unaudited Consolidated Balance Sheet in long term debt with a related deferred charge recorded as a component of Other Comprehensive Income.
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made contributions of $3 million to our pension plan during fiscal year 2008. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.
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
     On June 26, 2008, we announced plans, subject to Bank and Board approval, to build or lease a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. While the planning for this new facility is not yet complete, we estimate the total capital expenditures will range from $60 million to $75 million ($25 — $35 million for building and $35 — $40 million for machinery and equipment), with funding to be provided by internal cash flow and, as required, our existing credit facilities. The facility is expected to be operational by the last part of our 2010 fiscal year and the first part of our 2011 fiscal year.
     Contractual Obligations & Off-Balance Sheet Arrangements - There have been no significant changes in our contractual obligations since February 29, 2008 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2008.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
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
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). We have not completed our evaluation of the effects, if any that FAS 162 may have on our consolidated financial position results of operations and cash flows.
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
FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 had no material impact on our consolidated financial position, results of operations or cash flows.
FSP FAS 157-3. In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $69.0 million at November 30, 2008. We entered into a $40.0 million interest rate swap designated as a fair value hedge related to this debt. The interest rate on $40.0 million of the credit facility is fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2008 would be approximately $0.3 million.
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2008 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or our results of operations.
Item 1A. Risk Factors
     Reference is made to page 25 of this Report on Form 10-Q. There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended February 29, 2008.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: December 24, 2008	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: December 24, 2008	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith