Form 10-K
period 2009-02-28
ENNIS, INC.
filed 2009-05-11
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated Filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2008 was approximately $375 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2009 was 25,882,277.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE PERIOD ENDED FEBRUARY 28, 2009

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
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 16 of the notes to our consolidated financial statements beginning on page F-28 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which has represented approximately 56% of our consolidated net sales during each of the past 3 years, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business FormsSM, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, GenformsSM and Calibrated FormsSM. The Print Segment also sells the Adams-McClureSM brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFSSM (which provide financial and security documents).
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
Apparel Segment
     The Apparel Segment, which has represented approximately 44% of our consolidated net sales for the last 3 fiscal years, operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. Approximately 97% of Alstyle’s revenues are derived from t-shirt sales, and 92% of those are domestic sales. Alstyle’s branded product lines are AAA Alstyle Apparel & Activewear®, Gaziani®, Diamond Star®, Murina®, A Classic®, Tennessee River®, D DriveSM, and Hyland® Headware.
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
     Alstyle utilizes a customer-focused internal sales team comprised of 20 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately 60% of their time in the field.
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are to direct customer branded products, and the remainder relates to private label and re-labels programs. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.

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
Patents, Licenses, Franchises and Concessions
     We do not have any significant patents, licenses, franchises, or concessions.
Intellectual Property
     We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, A Alstyle Apparel, AA Alstyle Apparel & Activewear, AAA Alstyle Apparel & Activewear®, American Diamond, Block Graphics®, Classic by Alstyle Apparel, Diamond Star®, Enfusion®, Executive by Alstyle, Gaziani®, Gaziani Fashions, Hyland, Hyland® Headware by Alstyle, Murina®, Tennessee River®, 360º Custom LabelsSM, Admore®, CashManagementSupply.com, Securestar, Northstar®, MICRLink, MICR Connection, Ennisstores.com, General Financial SupplySM, Calibrated FormsSM, Trade Envelopes®, Witt PrintingSM, GenFormsSM, Royal Business Forms®, Crabar/GBF, Adams McClureSM, Advertising Concepts, ColorWorx, Uncompromised Check Solutions®, Star Award Ribbon, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.
Customers
     No single customer accounts for as much as five percent of our consolidated net sales.
Backlog
     At February 28, 2009, our backlog of orders believed to be firm was approximately $29,013,000 as compared to approximately $27,134,000 at February 29, 2008.

Research and Development
     While we continuously look for new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2009.
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
Employees
     At February 28, 2009, we had approximately 5,836 employees. Approximately 2,895 of the employees are in Mexico and approximately 19 employees are in Canada. Of the USA employees, approximately 353 are represented by three unions, under seven separate contracts expiring at various times. Of the employees in Mexico, two unions represent substantially all employees with contracts expiring at various times.
Available Information
     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on our website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our website is not included as a part of, or incorporated by reference into, this report. Our SEC filings are also available through the SEC’s website, www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW. Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
     Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. During the current quarter this volatility and disruption has reached unprecedented levels. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in demand for our products, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect our cost of capital and our ability to raise capital.
     We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed for proposed expansion projects, etc.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets (see Risk Factors — In 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future — page 7). A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 28, 2009 we were in compliance with all terms and conditions of our credit facility, which matures on March 31, 2010.
     We anticipate borrowing under our credit facility to provide financing for our new facility in Agua Prieta in the state of Sonora, Mexico. Our ability to access this facility for these funds will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. In the event that we aren’t able to access the facility for the funds needed and require additional capital, there can be no assurance that we will be able to raise such capital when needed or at all.
Declining financial market conditions could adversely impact the funding status of our pension plan.
     We maintain a defined-benefit pension plan for our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels, as we saw during this past fiscal year.
In 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable assets acquired. The annual impairment test is based on several factors requiring judgment. Principally a decline in market conditions may indicate potential impairment of goodwill. In the fourth quarter of fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. At February 28, 2009, our goodwill and other intangible assets were approximately $117.3 million and $81.1 million, respectively.

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
     As of February 28, 2009, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
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
We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.
     Demand for Alstyle’s products is dependent on the general demand for shirts and the availability of alternative sources of supply. Alstyle’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service and quality products to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines due to competitors’ pricing strategies. Our Print Segment also faces the risk of our competition following a strategy of selling their products at or below cost in order to cover some amount of fixed costs, especially in distressed economic times.
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

     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 20% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
     On June 26, 2008, we announced plans to build a new apparel manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. The construction of this new facility will involve numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that will be required to be financed through internal cash flows or alternatively additional debt, which given the current financial environment there can be no assurances that such funds will be available. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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
     The loss or interruption of the services of our Chief Executive Officer, Executive Vice President, Chief Financial Officer, and our Chief Technology Officer/Vice President Apparel Division, could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with these individuals, it cannot be assured that the services of such individuals will continue.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable
ITEM 2. PROPERTIES
     Our corporate headquarters are located in Midlothian, Texas. We operate manufacturing and distribution facilities throughout the United States and in Mexico and Canada. See the table below for additional information on our locations.
     All of the Print Segment properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Anaheim, California); and printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Carol Stream, Illinois); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia) and other business products. The Apparel Segment properties are used for the manufacturing or distribution of T-shirts and other activewear apparel.
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
     All of the rented property is held under leases with original terms of one or more years, expiring at various times from March 2009 through March 2014. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Manufacturing	48,057	—
Ft, Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	139,330
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Three Manufacturing Operations	—	63,750
Bellville, Texas	Manufacturing	70,196	—
Denver, Colorado	Four Manufacturing Facilities & Warehouse	60,000	105,200
Oklahoma City. Oklahoma	Sales Office	—	460
San Antonio, Texas	Manufacturing	47,426	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	42,500
Arden Hills, Minnesota	Warehouse	—	31,684
Nevada, Iowa	Manufacturing	232,000	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing	201,000	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	74,340
Arlington, Texas	Manufacturing	69,935
Mechanicsburg, Pennsylvania	Warehouse	—	7,500
Rancho Cordova, California	Administrative Offices	—	108
Tullahoma, Tennessee	Manufacturing	24,950
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Sparks, Nevada	Subleased	—	18,589
Carol Stream, Illinois	Manufacturing		14,400
Phoenix, Arizona	Manufacturing and Warehouse		82,800

		2,148,034	607,661

Apparel Segment
Anaheim, California	Office and Distribution Center	—	200,000
Anaheim, California	Manufacturing*	—	450,315
Chicago, Illinois	Distribution Center	—	120,000
Atlanta, Georgia	Distribution Center	—	31,958
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Ensenada, Mexico	Two Manufacturing Facilities	112,622	53,820
Ensenada, Mexico	Car Parking	—	22,000
Ensenada, Mexico	Warehouse	—	2,583
Hermosillo, Mexico	Administrative Offices	—	215
Hermosillo, Mexico	Three Manufacturing Facilities	—	126,263
Hermosillo, Mexico	Yard Space	—	19,685

		Approximate Square Footage
Location	General Use	Owned	Leased
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		112,622	1,209,477

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,297,956	1,817,138

*	Apparel Segment — 146,100 square feet of the manufacturing facilities in Anaheim, California is subleased. Our lease expired in March 2009. Lease negotiations currently envision landlord dealing directly with subleased space of 146,100 square feet and remaining 304,215 square fee being subject to two year lease.
ITEM 3. LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
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

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2009
First Quarter	$19.18	$14.31	5,173	$0.155
Second Quarter	19.92	13.55	4,324	$0.155
Third Quarter	18.16	8.54	5,357	$0.155
Fourth Quarter	13.37	8.01	4,412	$0.155

Fiscal Year Ended February 29, 2008
First Quarter	$28.12	$22.41	6,700	$0.155
Second Quarter	25.53	18.36	8,183	$0.155
Third Quarter	22.92	16.46	5,442	$0.155
Fourth Quarter	20.28	14.93	6,018	$0.155
The last reported sale price of our common stock on NYSE on April 30, 2009 was $9.00. As of that date, there were approximately 1,133 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time-to-time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate. On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board- approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 28, 2009, there were 52,700 shares of our common stock that had been purchased under the repurchase program at an average price per share of $11.36.
     See Item 12 — “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” section of this Report for information relating to our equity compensation plans.
Stock Performance Graph
     The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in the our common stock and in each of the indexes (with the reinvestment of all dividends) from February 29, 2004 to February 28, 2009.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ennis, Inc., The S&P 500 Index
And The Russell 2000 Index

*	$100 Invested on 2/29/04 in stock or index, including reinvestment of dividends. Fiscal year ending February 28 or February 29.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2004	2005	2006	2007	2008	2009
Ennis, Inc.	100.00	104.90	125.47	169.02	107.63	57.76
S&P 500	100.00	106.98	115.96	129.84	125.17	70.95
Russell 2000	100.00	109.53	127.70	140.30	122.85	70.78
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2009 and February 29, 2008, and for the three years in the period ended February 28, 2009, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)

Operating results:
Net sales	$584,029	$610,610	$584,713	$559,397	$365,353
Gross profit	143,476	163,874	156,322	151,961	93,217
SG&A expenses	86,217	88,851	83,121	79,824	53,560
Impairment of goodwill and trademarks	67,851	—	—	—	—
Net earnings (loss)	(32,768)	44,590	41,601	40,537	22,959

Earnings (loss) and dividends per share:
Basic	$(1.27)	$1.74	$1.63	$1.59	$1.21
Diluted	(1.27)	1.72	1.62	1.58	1.19
Dividends	0.62	0.62	0.62	0.62	0.62

Weighted average shares outstanding:
Basic	25,707	25,623	25,531	25,453	18,936
Diluted	25,790	25,860	25,759	25,728	19,260

Financial Position:
Working capital	$138,374	$133,993	$102,269	$94,494	$70,247
Current assets	182,254	185,819	151,516	158,455	151,630
Total assets	436,380	513,131	478,228	494,401	497,246
Current liabilities	43,880	51,826	49,247	63,961	81,383
Long-term debt	76,185	90,710	88,971	102,916	112,342
Total liabilities	144,374	164,652	161,825	197,066	225,515
Equity	292,006	348,479	316,403	297,335	271,731
Current ratio	4.15 to 1.0	3.59 to 1.0	3.08 to 1.0	2.48 to 1.0	1.86 to 1.0
Long-term debt to equity	.26 to 1.0	.26 to 1.0	.28 to 1.0	.35 to 1.0	.41 to 1.0
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
Results of Operations

Consolidated	Fiscal Years Ended
Statements of Earnings – Data	2009		2008		2007

Net sales	$584,029	100.0%	$610,610	100.0%	$584,713	100.0%
Cost of goods sold	440,553	75.4	446,736	73.2	428,391	73.3

Gross profit	143,476	24.6	163,874	26.8	156,322	26.7
Selling, general and administrative	86,217	14.8	88,851	14.5	83,121	14.2
Impairment of goodwill and trademarks	67,851	11.6	—	0.0	—	0.0
Gain from disposal of assets	(514)	(0.1)	(757)	(0.1)	(258)	0.0

Income (loss) from operations	(10,078)	(1.7)	75,780	12.4	73,459	12.5
Other expense, net	(2,981)	(0.5)	(5,995)	(1.0)	(7,094)	(1.2)

Earnings (loss) before income taxes	(13,059)	(2.2)	69,785	11.4	66,365	11.3
Provision for income taxes	19,709	3.4	25,195	4.1	24,764	4.2

Net earnings (loss)	$(32,768)	-5.6%	$44,590	7.3%	$41,601	7.1%

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
     Amounts allocated to intangibles are determined based on valuation analysis for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether the value has been impaired by events occurring during the fiscal year.
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. In the fourth quarter of fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million of goodwill and trademarks, respectively. We believe our businesses will generate sufficient undiscounted cash flow to recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values. See Risk Factor - “In 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future” on page 7 of the Report for further discussion.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $18.3 million, $20.2 million, and $20.1 million of revenue were recognized under these agreements during fiscal years ended February 28, 2009, February 29, 2008, and February 28, 2007 respectively.
     Derivative instruments are recognized on the balance sheet at fair value as determined under Financial Accounting Standard No. 157, “Fair Value Measurements”. Changes in fair values of derivatives are accounted for based upon their intended use and designation. When utilized, interest rate swaps are held for purposes other than trading. The Company utilized swap agreements related to its term and revolving loans to effectively fix the interest rate for a specified principal amount. The swaps were designated as cash flow hedges, and the after-tax effect of the mark-to-market valuation that relates to the effective amount of derivative financial instruments was recorded as an adjustment to accumulated other comprehensive income with the offset included in long-term debt. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to our variable rate financial instruments. The fair value of the interest rate swap agreement recorded in the consolidated balance sheet, excluding accrued interest, at February 28, 2009, was a liability of approximately $2.2 million. There were no derivatives, swaps or deferred gains or losses at February 29, 2008.
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

Results of Operations — Consolidated
     Overview. Our results of operations for the second half of fiscal year ended 2009 was significantly affected by the recent economic downturn. Both our Print Segment and Apparel Segment saw double digit volume declines during the final quarter of the year which placed extreme pressure on each Segment’s operating margins. Our apparel sector continues to be impacted by the sluggish retail landscape which, along with a reduction in retail inventory levels, has contributed to what we believed to be a temporary increase in inventory at the manufacturer level. This resulted in intensified pricing pressures in the marketplace, from both domestic and international competitors. During the fourth quarter of fiscal year 2009, we commenced cost reduction initiatives in both our Segments and will continue to adjust our costs to coincide with projected volume levels. These steps help to mitigate, but not fully offset, the negative impacts associated with this economic downturn during the fourth quarter. In addition, due to the significant stock market devaluation experienced this fiscal year, we were required to take a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively during the fourth quarter of fiscal 2009.
     Net Sales. Our net sales for fiscal year 2009 were $584.0 million, compared to $610.6 million for fiscal year 2008, a decrease of $26.6 million, or 4.4.%. Our Print Segment sales decreased by approximately $18.0 million, or 5.2% during the period while our Apparel Segment sales decreased $8.6 million, or 3.2%. Our sales for the period were impacted by the significant economic downturn experienced during the past quarter, as our sales for the nine months ended November 30, 2008 were up $5.6 million, or 1.2%. During the quarter, both the Apparel and Print Segments saw double digit declines, with apparel being down 29.6% and print being down 15.8%. See “Results of Operations — Segments” of this Report for further discussion.
     Net sales for fiscal year 2008 were $610.6 million, compared to $584.7 million for fiscal year 2007, an increase of $25.9 million, or 4.4%. The increase in our sales during fiscal year 2008 related primarily to an increase in our Print Segment sales, which increased $19.3 million during the fiscal year 2008, or 5.9%. Our Apparel Segment sales increased by approximately $6.6 million, or 2.5% during fiscal year 2008. See “Results of Operations — Segments” of this Report for further discussion.
     Cost of Goods Sold. Our cost of goods sold for fiscal year 2009 was approximately $440.6 million, or 75.4% of sales, compared to $446.7 million, or 73.2% of sales for fiscal year 2008. The decrease in our cost of sales, on a dollar-basis relates primarily to our decreased sales volume during the period. The increase in our cost of sales, as a percentage of sales, related primarily to our Apparel Segment, which experienced significant cost side pressures relating to material, freight, chemical and utilities during the period, as well as sell side pressures due to retail inventory strategies and excess inventory levels at manufacturers. As a result, our overall gross profit margin (net sales less cost of goods sold), as a percentage of sales, decreased from 26.8 % in fiscal year 2008 to 24.6% in fiscal year 2009. Our apparel margins decreased from 26.4% to 22.6%, while our print margins decreased from 27.2% to 26.1%, for fiscal years 2008 and 2009, respectively. Our apparel margins were especially impacted during the fourth quarter, by the abrupt turndown in the economy which throttled demand at the retail level creating excess inventory at the manufacturing level which put further pricing pressures in the marketplace. See “Results of Operations — Segments” of this Report for further discussion.
     Our cost of goods sold for fiscal year 2008 was approximately $446.7 million, or 73.2% of sales, compared to $428.4 million, or 73.3% of sales for fiscal year 2007. The increase in our cost of sales during fiscal year 2008, on a dollar-basis relates primarily to our increased sales volume as previously discussed. Our gross profit margins, as a percentage of sales, was 26.8% for fiscal year ending February 29, 2008, a slight increase over 26.7% for fiscal year ended February 28, 2007. Our gross profit margins increased in our Print Segment from 25.2% to 27.2%, while our Apparel Segment margins decreased from 28.7% to 26.4% for fiscal year 2007 and 2008, respectively. See “Results of Operations — Segments” of this Report for further discussion.
     Selling, general, and administrative expenses. For fiscal year 2009, our selling, general and administrative expenses decreased approximately $2.7 million, or 3.0% from $88.9 million, or 14.6% of sales for fiscal year 2008 to $86.2 million, or 14.8% of sales for fiscal year 2009. On a dollar basis, these expenses decreased primarily as a result of our cost reduction initiatives, lower employment and factoring expenses, offset by higher bad debt expense, associated with the bankruptcy filing of a large apparel customer and higher health insurance expense. On a percentage basis, these expenses increased primarily as a result of our decline in sales during the period.
     For fiscal year 2008, our selling, general and administrative expenses were $88.9 million, or 14.6% of sales, compared to $83.1 million, or 14.2% of sales for fiscal year 2007, or an increase of $5.8 million, or 7.0%. On a dollar and percentage basis, these expenses increased primarily as a result of our acquisitions and the increase in our miscellaneous expenses, which was attributable to a significant increase in our credit card fees due to increased usage of credit/purchase cards by our customers.
     Gain from disposal of assets. The gain from disposal of assets of $514,000 for fiscal year ended February 28, 2009 resulted from $334,000 gain from sale of vacant facilities and $180,000 gain from sale of equipment. The gain from disposal of assets of $757,000 for the fiscal year ended February 29, 2008 resulted primarily from the sale of two print manufacturing facilities located in Dallas, Texas.
     Impairment of goodwill and trademarks. After conducting our annual impairment testing, we determined $63.2 million of goodwill and $4.7 million trademarks associated with our Apparel Segment was impaired. The impairment charge is primarily the result of the current adverse economic conditions and the resulting impact on the financial market valuation multiples.
     Income from operations. Our income from operations for fiscal year 2009 decreased from operational earnings of $75.8 million, or 12.4% of sales for fiscal year 2008, to an operational loss of $10.1 million, or —1.7% of sales for fiscal year 2009. The dollar decrease in our operational earnings during fiscal year 2009, related primarily to the non-cash impairment charge of $67.9 million and decrease in sales as discussed previously.
     Our earnings from operations for fiscal year 2008 increased by approximately $2.3 million, or 3.1%, from operational earnings of $73.5 million in fiscal year 2007 to operational earnings of $75.8 million in fiscal year 2008. As a percentage of sales, our operational earnings were 12.4% for fiscal year 2008 and 12.6% for fiscal year 2007, respectively. The increase in our operational earnings, on a dollar basis, during fiscal year 2008 related primarily to the increase in sales due to our acquisitions of Trade and B&D in fiscal year 2008 and full year revenue associated with our fiscal year 2007 acquisition of Block. The slight decrease in our operational earnings, as a percentage of sales, related primarily to the increase of selling, general and administrative expenses during fiscal year 2008 as previously discussed.
     Other income and expense Our interest expense was $3.4 million, $5.7 million and $6.9 million for fiscal years 2009, 2008 and 2007, respectively. Our interest expense decreased in fiscal year 2009 and 2008 due to less debt on average being outstanding for each prior fiscal year and a lower effective borrowing rate during fiscal year 2008.
     Provision for income taxes. Our effective tax rates for fiscal years 2009, 2008 and 2007 were -150.9%, 36.1 % and 37.3%, respectively. The increase in the effective tax rate for 2009 was due to a non-deductible goodwill impairment charge of $63.2 million. The decrease in our effective tax rate during 2008 over the comparable prior year related primarily to an increase in our Domestic Production Activities Deduction and State Income Tax Credit. The increase in our overall effective tax rate during fiscal year 2007 related primarily to an increase in our effective foreign and state income tax rates.
     Net earnings. Our net earnings decreased from approximately $44.6 million, or 7.3% of sales for fiscal year 2008 to a loss of $32.8 million, or -5.6% of sales for fiscal year 2009. Basic earnings per share decreased from earnings of $1.74 per share for fiscal year 2008 to a loss of $1.27 per share for fiscal year 2009. Diluted earnings per share decreased from earnings of $1.72 per share for fiscal year 2008 to a loss of $1.27 per share for fiscal year 2009. The decrease in net earnings during the period related primarily to our decrease in sales and non-cash impairment charge of $67.9 million, as previously discussed. Without the impairment charge and certain other unusual items (bankruptcy of large apparel customer and higher than normal inventory reserve charge), our diluted earnings per share for the current year would have been $1.46 per share.
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
Results of Operations — Segments

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2009	2008	2007
Print	$327,034	$345,042	$325,679
Apparel	256,995	265,568	259,034

Total	$584,029	$610,610	$584,713

     Print Segment. The print segment net sales represented 56.0%, 56.5%, and 55.7% of our consolidated net sales for fiscal years 2009, 2008, and 2007, respectively.
     Our net sales for the Print Segment were approximately $327.0 million for fiscal year 2009 compared to approximately $345.0 million for fiscal year 2008, or a decrease of $18.0 million, or 5.2%. The decline in our Print Segment’s sales for the period occurred primarily during the last quarter, where sales were down $13.8 million or 15.8% over the comparable period last year, and was due to the significant decline in the economy during the quarter. The decrease was partially offset by increased sales from our acquisition of B&D, Skyline and Trade which were acquired October 5, 2007 and September 17, 2007, respectively. The positive impact of these acquired entities on sales was $17.4 million for the fiscal year ended February 28, 2009. Sales from our traditional print plants continue to be impacted by the general economic conditions and the continued contraction of traditional business forms which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements.
     Our net sales for the Print Segment were approximately $345.0 million for fiscal year 2008 compared to approximately $325.7 million for fiscal year 2007, or an increase of $19.3 million, or 5.9%. The increase in the Print Segment’s net sales for the fiscal year 2008 related primarily to our acquisition of B&D and Trade and the full year impact of our acquisition of Block Graphics, Inc. (“Block”) which was acquired on August 8, 2006. Net sales for the acquired entities were $53.3 million for the fiscal year ended 2008 compared to $24.9 million for the fiscal year ended 2007. The impact of the increase in sales from our acquired entities was offset by the planned attrition of low margin print sales and the decline in our commercial print operations over comparable periods last year due to the impact of the loss of two large promotional customers. While this impacted our sales during fiscal year 2008 by approximately $3.3 million, we feel the impact associated with these accounts has matured as the sales in our commercial print operations during the last six months of fiscal year ended 2008 has been above comparable sales levels last year. Due to the contracting nature of the print industry, our traditional print plants saw their sales decline by approximately $5.8 million, or 2.0% during fiscal year 2008.
     Apparel Segment. The Apparel Segment net sales represented 44.0%, 43.5%, and 44.3% of our consolidated net sales for fiscal years 2009, 2008 and 2007 respectively.
     Our fiscal year 2009 net sales for the Apparel Segment was approximately $257.0 million compared to approximately $265.6 million for fiscal year 2008, or a decrease of $8.6 million, or 3.2%. The decrease in our apparel sales for the current fiscal year is the result of decreased sales during the fourth quarter where apparel sales were down $18.3 million, or 29.6%. Our Apparel Segment continues to be impacted by the sluggish retail landscape which has contributed to inventory levels being reduced at the retail level and correspondingly increased at the manufacturers’ level. This resulted in intensified pricing pressures in the marketplace, from both domestic and international competitors during the fourth quarter, which placed additional pressures on top lines and on operational margins..
     For fiscal year 2008, our Apparel Segment net sales were approximately $265.6 million compared to approximately $259.0 million for fiscal year 2007, or an increase of $6.6 million, or 2.5%. The increase in the Apparel Segment’s net sales during fiscal year 2008 was primarily due to increased volume associated with new customers and increased sales to existing customers. Management believes that the Apparel sales during fiscal year 2008 were negatively impacted during the first six months by lower inventory levels at the beginning of the fiscal year, which hindered the Apparel Segment’s ability to capture certain opportunity sales during this period. Traditionally, the Apparel Segment rebuilds its inventory levels in the last half of the fiscal year for the upcoming summer buying season due to the normal falloff of demand during the winter season. However, during the second half of fiscal year 2007, demand was at or above forecasted sales levels. As a result, production levels were only able to stay abreast of then current sales levels, which resulted in inventory levels not being as robust in the fourth quarter of fiscal year 2007 as during the same period the previous fiscal year. Consequently, several initiatives were implemented during the first and second quarters of fiscal year 2008 to improve the Apparel Segment’s inventory levels and to meet forecasted demand. Significant progress was made on these initiatives during the second and third quarters of fiscal year 2008 and the Apparel Segment’s inventory levels during the third quarter were significantly improved, which management believes allowed the apparel sales to return to more normalized sales growth levels during the third and fourth quarters (5.1% during the third quarter and 11.6% during the fourth quarter).

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2009	2008	2007
Print	$85,295	$93,767	$81,986
Apparel	58,181	70,107	74,336

Total	$143,476	$163,874	$156,322

     Print Segment. Our Print Segment’s gross profit decreased approximately $8.5 million, or 9.0% for fiscal year 2009. The decrease in gross profit, on a dollar-basis, relates primarily to the decline in our sales as previously discussed. As a percentage of sales, our gross profit decreased from 27.2% during fiscal year 2008 to 26.1% during fiscal year 2009. The decrease in our 2009 Print margin, as a percentage of sales, related primarily to increased material and freight costs which have not been fully passed onto to our customers because of contractual obligations and/or timing of the increases, product mix changes, and lower absorption due to our lower volume. While costs increases have impacted our margins, we have been able, for the most part, to effectively offset these costs increases during the period through improved operational efficiencies.
     Our fiscal year 2008 Print Segment’s gross profit was increased approximately $11.8 million, or 14.4% for fiscal year 2008. The increase in gross profit, on a dollar basis relates primarily to the increase in fiscal year 2008 sales volume. As a percentage of sales, our gross profit increased to 27.2% during fiscal year 2008 as compared to 25.2% for fiscal year 2007. Our 2008 Print margin, as a percentage of sales, increased primarily as a result of improved operational efficiencies and planned attrition of low margin sales.
     Apparel Segment. Our Apparel Segment’s gross profit decreased approximately $11.9 million, or 17.0% for fiscal year 2009 and decreased approximately $4.2 million or 5.7% for fiscal year 2008. As a percentage of sales, our gross profit was 22.6%, 26.4%, and 28.7% for fiscal years 2009, 2008 and 2007, respectively.
     Our margins during fiscal year 2009 were significantly impacted by the severe economic downturn experienced during our fourth quarter, and the resulting impact on inventory levels and competitors’ pricing strategies. In addition, our margins were negatively impacted by significant raw material price increases, as well as freight, chemical and energy costs increases during the period. While several price increases occurred during the first six months of fiscal year 2009, these increases only partially covered the actual costs increases incurred during this period. In addition, customer mix changes (i.e., more sales to larger lower pricing tiered customers), and product mix changes (i.e., shift in sales to lower profit margin items) also impacted the reported margin during this period. During the second half of the year, due to the severe economic downturn, retailers significantly reduced their on-hand inventory levels, which in turn resulted in increased inventory at the manufacturing level. This resulted in increased pricing pressures in the market place, at a time when manufacturers were still trying to recoup their material/production cost increases experienced during the first six months of the year. As a result, manufacturers’ top lines were impacted two-fold: 1. by a reduction in units sold, and 2. by a reduction in selling price, which placed additional strains on manufacturers’ margins during the fourth quarter. In addition, margins were further impacted during the period by lower manufacturing levels as manufacturers adjusted their production to demand levels which decreased their manufacturing absorption factors. Our Apparel Segment wasn’t immune to this, as we saw our margins decline from 24.2% to 19.3% on a comparable 4th quarter basis.
     Our Apparel margins during the fiscal year 2008 were impacted mainly by the increased costs associated with our apparel inventory build, and to a lesser extent by higher cotton prices during our fourth quarter and lower selling prices on certain products due to competitive pressures. During the first nine months of fiscal year 2008 and in connection with our inventory build initiative, we incurred approximately $2.1 million in additional overtime charges, $0.8 million in additional temporary labor charges and $1.5 million in additional cut/sew costs, all of which had a negative impact on our reported margins. During the fourth quarter of fiscal year 2008, we saw cotton prices increase significantly, and while we increased selling prices during this period to offset a portion of this cost increase, our margins were negatively impacted.

	Fiscal Years Ended
Profit by Segment (in thousands)	2009	2008	2007
Print	$51,553	$56,012	$46,077
Apparel	(49,416)	29,367	33,321

Total	2,137	85,379	79,398
Less corporate expenses	15,196	15,594	13,033

Earnings (loss) before income taxes	$(13,059)	$69,785	$66,365

     Print Segment. As a percent of sales, our Print Segment’s profits were 15.8%, 16.2%, and 14.1% for fiscal years 2009, 2008 and 2007, respectively. Our Print Segment’s profit for fiscal year 2009 decreased by approximately $4.5 million, or 8.0%, from $56.0 million for the fiscal year 2008, to $51.6 million for the fiscal year ended February 28, 2009. The decrease in our Print profit during fiscal year 2009 on a dollar basis and as a percent of sales as compared to fiscal year 2008 is related to the decline in our sales and our gross profit margin, as previously discussed.
     Our Print Segment’s profit for fiscal year 2008 increased approximately $9.9 million, or 21.6% for fiscal year 2008, from $46.1 million in fiscal year 2007. The increase in our Print profit during fiscal year 2008 from fiscal year 2007 on a dollar basis is primarily the result of increased sales from acquisitions and increase as a percent of sales is primarily the result of our increased margins as previously discussed.
     Apparel Segment. During the fourth quarter of fiscal year ended 2009 we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. As a percent of sales and excluding the impairment charge and certain other unusual charges (bankruptcy of customer ($2.5 million) and higher than normal inventory reserve charge ($2.0 million) associated with our fleece and junior products,) this Segment’s profits were 8.9%, 11.1%, and 12.9% for fiscal years 2009, 2008 and 2007, respectively. Apparel profit decreased approximately $6.4 million or 21.8% from $29.4 million for the fiscal year ended February 28, 2008, to approximately $23.0 million for fiscal year ended 2009, excluding the non-cash impairment and other unusual charges. This decrease is primarily a result of decreased sales and gross margins as previously discussed. During fiscal year 2008, our Apparel Segment’s profit decreased approximately $3.9 million, or 11.9% from fiscal year 2007 primarily due to decreased gross margins as previously discussed.
Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2009	2008	Change
Working Capital	$138,374	$133,993	3.3%
Cash and cash equivalents	$9,286	$3,393	173.7%
     Working Capital. Our working capital increased by approximately $4.4 million, or 3.3% from $134.0 million at February 29, 2008 to $138.4 million at February 28, 2009. The increase in our working capital during the period related primarily to a decrease in expenses and accounts payable offset by a reduction of accounts receivable. Our current ratio, calculated by dividing our current assets by our current liabilities increased from 3.6-to-1.0 at February 29, 2008 to 4.2-to-1.0 at February 28, 2009.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Fiscal Years Ended
(Dollars in thousands)	2009	2008	Change
Net Cash provided by operating activities	$44,216	$30,444	45.2%
Net Cash used in investing activities	$(5,350)	$(17,285)	-69.0%
Net Cash used in financing activities	$(32,464)	$(13,516)	140.2%
     Cash flows from operating activities. Cash flows from operations during fiscal 2009 increased by $13.8 million, or 45.2% over fiscal year 2008, which had decreased by $19.1 million, or 38.6% over fiscal year 2007. During fiscal year 2008 we used cash to fund our apparel transition away from factoring and to build inventory. Cash associated with these activities were approximately $19.1 million and $15.9 million, respectively. These uses of cash were offset by our improved operational performance and an increase in our payables, of approximately $9.6 million and $10.6 million, respectively. During fiscal year 2009, we collected the build-up in receivables associated with our transition away from factoring, improved our receivable turnover ratio, and used less operational cash during the period to build our apparel inventory, as a result we generated approximately $39.5 million in cash from these activities. This was offset by our lower pre-impairment operational results, an increase in our prepaids relating to an over-payment of taxes, and reduction in our payables, which impacted our operational cash by $9.6 million, $7.5 million and $10.1 million, respectively.
     Cash flows from investing activities. Cash used for our investing activities, which relates primarily to capital expenditures, decreased by $11.9 million, or 69.0% from $17.3 million for fiscal year 2008 to $5.4 million for fiscal year 2009. Although our capital expenditures increased by approximately 2%, we did not purchase any additional businesses during fiscal year 2009 as we did during fiscal year 2008 when we acquired two businesses, B&D and Trade for $14.6 million.
     Cash flows from financing activities. We used $18.9 million more in cash associated with our financing activities in fiscal year 2009 when compared to the same period last year. We repaid debt in the amount of $21.8 million during the fiscal year ended 2009, as compared to $16.7 million during fiscal year ended 2008. We borrowed $5.0 million in fiscal year 2009 as compared to $18.0 million in fiscal year 2008 (used to finance the acquisition of B&D and to finance the phase-out of the apparel’s factoring arrangements).
     Stock Repurchase — On October 20, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 28, 2009, there were 52,700 shares of our common stock that had been purchased under the repurchase program at a cost of $0.6 million and an average price per share of $11.36.
     Credit Facility — On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .50% or 1.00% at fiscal year 2009), depending on our total funded debt to EBITDA ratio, as defined. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of February 28, 2009, we had $74.0 million of borrowings under the revolving credit line and $3.0 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $73.0 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with these covenants as of fiscal year 2009. The Facility is secured by substantially all of our domestic assets.
     During fiscal year 2009, we borrowed $5.0 million and repaid $21.5 million on the revolver and $0.3 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital required for the foreseeable future.
     We use derivative financial instruments to manage our exposures to interest rate fluctuations on our floating rate $150 million revolving credit maturing March 31, 2010. The derivative instruments are accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 133”). FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40 million. The Swap fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at February 28, 2009 was $(2.2) million, $(1.4) million net of deferred taxes. The Swap was reported on the audited Consolidated Balance Sheet in long term debt with a related deferred charge recorded as a component of Other Comprehensive Income.
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our next fiscal year. We made contributions of $3.0 million to our pension plan during each of our last 2 fiscal years. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.
     Inventories — We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect (that govern prices, but do not require minimum volume) with paper and yarn suppliers. Certain of our rebate programs, do however, require minimum purchase volumes. Management anticipates meeting the required volumes.

     Capital Expenditures — We expect our capital requirements for 2010, exclusive of capital required for possible acquisitions and the development of our new manufacturing facility, will be in-line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows.
     On June 26, 2008, we announced plans to build a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. We estimate the total capital expenditures of $40 million to $45 million ($20 million — $25 million for building and $15 million — $20 million for machinery and equipment), with funding to be provided by internal cash flow and, as required, our existing credit facilities. The facility is expected to be operational in fiscal year 2011.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2009 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2009 (in thousands).

						2014 to
	Total	2010	2011	2012	2013	2019
Debt:
Revolving credit facility	$74,000	$—	$74,000	$—	$—	$—
Interest rate swap	2,185	—	2,185	—	—	—
Capital leases	210	210	—	—	—	—

Debt subtotal	76,395	210	76,185	—	—	—
Interest on capital leases	5	5	—	—	—	—

Debt and interest total	76,400	215	76,185	—	—	—

Other contractual commitments:
Estimated pension benefit payments	37,715	3,075	3,850	3,870	4,670	22,250
Letters of credit	3,042	3,042	—	—	—	—
Operating leases	14,023	5,409	4,049	2,354	1,615	596

Total other contractual commitments	54,780	11,526	7,899	6,224	6,285	22,846

Total	$131,180	$11,741	$84,084	$6,224	$6,285	$22,846

     Subsequent to February 28, 2009 and through April 30, 2009, we made no additional repayments on our revolving credit facility. We expect future interest payments of $2.3 million for fiscal year 2010, and $0.2 million for fiscal year 2011 assuming maturity date of March 31, 2010 and interest rates and debt levels remain the same as at the end of fiscal year 2009.
New Accounting Pronouncements
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our fiscal year ended

February 28, 2010). The impact of adopting FAS 141R will depend on the nature and terms of future acquisitions, if any.
FAS 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year ended February 28, 2009). We do not anticipate the adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.
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
FSP FAS 142-3. In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3.”) FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for acquisitions made in fiscal years and interim periods beginning after December 15, 2008 (our quarter ending May 31, 2009). The adoption of FSP FAS 142-3 is not expected to have a material impact on our current consolidated financial position, results of operations or cash flows.
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
Generally Accepted Accounting Principles (GAAP). The adoption of FAS 162 is not expected to have a material impact on our current consolidated financial position, results of operations or cash flows.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (our quarter ending May 31, 2009). Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated results of operations.
FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of FAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 had no material impact on our consolidated financial position, results of operations or cash flows.
FSP FAS 157-3. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.
FSP FAS 157-4. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this FSP provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have not yet evaluated the impact of adopting FSP FAS 157-4 on our financial statements, but we do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial position, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Adopting FSP FAS 107-1 and APB 28-1 will not have an effect on our consolidated financial position, results of operations or cash flows. However, we are evaluating the effect on our interim fair value disclosures compared to previous interim periods.
FSP FAS 132R-1. In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures About Postretirement Plan Benefit Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009 (our fiscal year ended February 28, 2010). The adoption of FSP FAS 132R-1 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash and Cash Equivalents
     We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $74.0 million at February 28, 2009. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2009 would be approximately $0.3 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No matter requires disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of February 28, 2009 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
     Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 28, 2009, the Company’s internal control over financial reporting is effective.
     Grant Thornton, LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2009 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. Their report is presented on page F-3 of this Report.
ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the security holders (1)	421,654	$10.98	355,430
Equity compensation plans not approved by security holders	—	—	—

Total	421,654	$10.98	355,430

The following table provides information about securities authorized for issuance under the Company’s equity compensation plans as of February 28, 2009.

(1)	Includes the 1998 Option and Restricted Stock Plan, amended and restated as of June 17, 2004 and the 1991 Incentive Stock Option Plan. Includes 103,091 shares of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.
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

ENNIS, INC.
Date: May 11, 2009	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 11, 2009	BY:	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Secretary and Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 11, 2009	BY:	/s/ KEITH S. WALTERS

Keith S. Walters, Chairman

Date: May 11, 2009	BY:	/s/ MICHAEL D. MAGILL

Michael D. Magill, Director

Date: May 11, 2009	BY:	/s/ FRANK D. BRACKEN

Frank D. Bracken, Director

Date: May 11, 2009	BY:	/s/ GODFREY M. LONG, JR.

Godfrey M. Long, Jr., Director

Date: May 11, 2009	BY:	/s/ THOMAS R. PRICE

Thomas R. Price, Director

Date: May 11, 2009	BY:	/s/ KENNETH G. PRITCHETT

Kenneth G. Pritchett, Director

Date: May 11, 2009	BY:	/s/ ALEJANDRO QUIROZ

Alejandro Quiroz, Director

Date: May 11, 2009	BY:	/s/ MICHAEL J. SCHAEFER

Michael J. Schaefer, Director

Date: May 11, 2009	BY:	/s/ JAMES C. TAYLOR

James C. Taylor, Director

ENNIS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries as of February 28, 2009 and February 29, 2008, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 11 to the consolidated financial statements, the Company also adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective February 28, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ennis, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 11, 2009 expressed an unqualified opinion on the effectiveness of Ennis, Inc.’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas May 11, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited Ennis, Inc. (a Texas corporation) and subsidiaries’ internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ennis, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Ennis, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 28, 2009 and February 29, 2008 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2009 and our report dated May 11, 2009 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
May 11, 2009

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Fiscal Years Ended
	2009	2008

Assets
Current assets
Cash and cash equivalents	$9,286	$3,393
Accounts receivable, net of allowance for doubtful receivables of $3,561 at February 28, 2009 and $3,954 at February 29, 2008	57,467	72,278
Prepaid expenses	3,780	3,500
Prepaid income taxes	4,826	—
Inventories	101,167	98,570
Deferred income taxes	5,728	7,786
Assets held for sale	—	292

Total current assets	182,254	185,819

Property, plant and equipment, at cost
Plant, machinery and equipment	133,300	130,214
Land and buildings	43,150	42,793
Other	22,679	22,586

Total property, plant and equipment	199,129	195,593
Less accumulated depreciation	144,457	136,605

Net property, plant and equipment	54,672	58,988

Goodwill	117,341	178,388
Trademarks and tradenames, net	59,030	63,880
Customer lists, net	22,007	24,260
Deferred finance charges, net	486	934
Prepaid pension asset	—	260
Other assets	590	602

Total assets	$436,380	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	Fiscal Years Ended
	2009	2008

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,723	$29,658
Accrued expenses
Employee compensation and benefits	12,919	14,840
Taxes other than income	1,322	989
Federal and state income taxes payable	—	501
Other	4,706	5,583
Current installments of long-term debt	210	255

Total current liabilities	43,880	51,826

Long-term debt, less current installments	76,185	90,710
Liability for pension benefits	6,988	—
Deferred income taxes	16,250	20,775
Other liabilities	1,071	1,341

Total liabilities	144,374	164,652

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2009 and 2008	75,134	75,134
Additional paid in capital	122,448	122,566
Retained earnings	186,857	235,624
Accumulated other comprehensive income (loss):
Foreign currency translation	(1,016)	929
Unrealized gain (loss) on derivative instruments	(1,387)	—
Minimum pension liability	(12,107)	(6,450)

	(14,510)	(5,521)

	369,929	427,803

Treasury stock
Cost of 4,336,557 shares in 2009 and 4,391,193 shares in 2008	(77,923)	(79,324)

Total shareholders’ equity	292,006	348,479

Total liabilities and shareholders’ equity	$436,380	$513,131

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2009	2008	2007

Net sales	$584,029	$610,610	$584,713
Cost of goods sold	440,553	446,736	428,391

Gross profit	143,476	163,874	156,322

Selling, general and administrative	86,217	88,851	83,121
Impairment of goodwill and trademarks	67,851	—	—
Gain from disposal of assets	(514)	(757)	(258)

Income (loss) from operations	(10,078)	75,780	73,459

Other income (expense)
Interest expense	(3,363)	(5,678)	(6,936)
Other, net	382	(317)	(158)

	(2,981)	(5,995)	(7,094)

Earnings (loss) before income taxes	(13,059)	69,785	66,365

Provision for income taxes	19,709	25,195	24,764

Net earnings (loss)	$(32,768)	$44,590	$41,601

Weighted average common shares outstanding
Basic	25,707,265	25,623,325	25,530,732

Diluted	25,790,166	25,860,358	25,758,948

Per share amounts
Net earnings (loss) — basic	$(1.27)	$1.74	$1.63

Net earnings (loss) — diluted	$(1.27)	$1.72	$1.62

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED 2007, 2008, AND 2009
(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2006	30,053,443	$75,134	$122,922	$181,423	$460	(4,574,329)	$(82,604)	$297,335
Net earnings	—	—	—	41,601	—	—	—	41,601
Foreign currency translation, net of deferred tax of $255	—	—	—	—	(435)	—	—	(435)

Comprehensive income								41,166
Adjustment to initially apply FAS 158, net of tax of $4,739	—	—	—	—	(7,396)	—	—	(7,396)
Dividends declared ($.62 per share)	—	—	—	(15,834)	—	—	—	(15,834)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	169	—	—	—	—	169
Stock based compensation	—	—	302	—	—	—	—	302
Exercise of stock options and restricted stock grants	—	—	(1,088)	—	—	98,367	1,749	661

Balance February 28, 2007	30,053,443	75,134	122,305	207,190	(7,371)	(4,475,962)	(80,855)	316,403
Net earnings	—	—	—	44,590	—	—	—	44,590
Foreign currency translation, net of deferred tax of $526	—	—	—	—	904	—	—	904
Adjustment to pension net of deferred tax of $584	—	—	—	—	946	—	—	946

Comprehensive income								46,440
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(240)	—	—	—	(240)
Dividends declared ($.62 per share)	—	—	—	(15,916)	—	—	—	(15,916)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	385	—	—	—	—	385
Stock based compensation	—	—	734	—	—	—	—	734
Exercise of stock options and restricted stock grants	—	—	(858)	—	—	84,769	1,531	673

Balance February 29, 2008	30,053,443	75,134	122,566	235,624	(5,521)	(4,391,193)	(79,324)	348,479
Net earnings (loss)	—	—	—	(32,768)	—	—	—	(32,768)
Foreign currency translation, net of deferred tax of $1,142	—	—	—	—	(1,945)	—	—	(1,945)
Unrealized loss on derivative instruments, net of deferred tax of $797	—	—	—	—	(1,387)	—	—	(1,387)
Adjustment to pension net of deferred tax of $3,252	—	—	—	—	(5,657)	—	—	(5,657)

Comprehensive loss								(41,757)
Dividends declared ($0.62 per share)	—	—	—	(15,999)	—	—	—	(15,999)
Excess tax benefit of stock
option exercises and restricted stock grants	—	—	249	—	—	—	—	249
Stock based compensation	—	—	993	—	—	—	—	993
Exercise of stock options and restricted stock grants	—	—	(1,360)	—	—	107,336	2,000	640
Stock repurchases	—	—	—	—	—	(52,700)	(599)	(599)

Balance February 28, 2009	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(32,768)	$44,590	$41,601
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	9,993	12,217	14,670
Amortization of deferred finance charges	448	448	451
Amortization of trademarks and customer lists	2,419	2,062	1,957
Impairment of goodwill and trademarks	67,851	—	—
Gain from disposal of assets	(514)	(757)	(258)
Bad debt expense	3,609	1,970	1,390
Stock based compensation	993	734	302
Excess tax benefit of stock based compensation	(249)	(385)	(169)
Deferred income taxes	(4,265)	682	(4,963)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	10,580	(22,854)	(3,762)
Prepaid expenses	(5,313)	2,239	(1,225)
Inventories	(4,154)	(10,148)	5,797
Other current assets	2,058	—	—
Other assets	(4)	16	(482)
Accounts payable and accrued expenses	(7,789)	2,348	(8,313)
Other liabilities	(270)	(701)	(734)
Prepaid pension asset/liability for pension benefits	1,591	(2,017)	3,255

Net cash provided by operating activities	44,216	30,444	49,517

Cash flows from investing activities:
Capital expenditures	(6,399)	(4,294)	(4,999)
Purchase of businesses, net of cash acquired	—	(14,638)	(17,637)
Proceeds from disposal of plant and property	1,049	1,647	2,811

Net cash used in investing activities	(5,350)	(17,285)	(19,825)

Cash flows from financing activities:
Borrowings on debt	5,000	18,000	15,647
Repayment of debt	(21,755)	(16,658)	(40,621)
Dividends	(15,999)	(15,916)	(15,834)
Purchase of treasury stock	(599)	—	—
Proceeds from exercise of stock options	640	673	661
Excess tax benefit of stock based compensation	249	385	169

Net cash used in financing activities	(32,464)	(13,516)	(39,978)

Effect of exchange rate changes on cash	(509)	168	8
Net change in cash and cash equivalents	5,893	(189)	(10,278)
Cash and cash equivalents at beginning of period	3,393	3,582	13,860

Cash and cash equivalents at end of period	$9,286	$3,393	$3,582

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
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2009, February 29, 2008 and February 28, 2007 (fiscal years ended 2009, 2008, and 2007, respectively).
Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. At February 28, 2009, the Company had $529,000 in Canadian and $1,299,000 in Mexican bank accounts.
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
Inventories. With the exception of approximately one third of the raw materials of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2009 and 2008, approximately 5.16% and 5.26% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserve for obsolete inventory at fiscal years ended 2009 and 2008 were $3.5 million and $1.6 million, respectively.
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
Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life. Intangible assets with indefinite lives are not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
indicators arise, using a fair-value-based test that compares the fair value of the related business unit to its carrying value. Refer to Note 6 for further discussion of the Company’s fiscal year 2009 goodwill and trademark impairment.
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
Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and long-term debt approximate fair value because of the short maturity and/or variable rates associated with these instruments. Derivative financial instruments are recorded at fair value. Refer to Note 9 for additional discussion of fair value measurements.
Treasury Stock. The Company accounts for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.
Deferred Finance Charges. The Company accounts for deferred finance charges in connection with its revolving and term credit facility. The costs associated with the debt are amortized using the straight-line method over the term of the facility. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.
Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $18,294,000, $20,250,000, and $20,147,000 of revenue was recognized under these arrangements during fiscal years 2009, 2008, and 2007 respectively.
Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1,676,000, $2,014,000, and $1,905,000, during the fiscal years ended 2009, 2008, and 2007, respectively and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in advertising expense is amortization related to direct response advertising of $693,000, $876,000, and $703,000 for the fiscal years ended 2009, 2008 and 2007, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2009 and 2008 were $409,000 and $231,000, respectively.
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
Earnings (Loss) Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal year 2009, 90,200 of options were not included in the diluted earnings (loss) per share

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
computation because their effect was anti-dilutive. In 2008 and 2007 all options and restricted stock grants were dilutive.
Accumulated Other Comprehensive Income (Loss). Other comprehensive income (loss) is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following: adjustments resulting from the foreign currency translation of the Company’s Mexican and Canadian operations, changes in the fair value of interest rate swap and changes in the fair value of the Company’s pension plan assets.
Derivative Instruments and Hedging Activities. The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating debt agreements when the Company deems it prudent to do so. The derivative instruments are accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 133”). FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other income (expense), net as incurred. Transaction gains and losses totaled approximately ($384,000), $322,000 and $265,000 for fiscal years ended 2009, 2008 and 2007, respectively.
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
Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations. The Company reclassified $11.2 million and $10.4 million of distribution and warehousing expense from cost of goods sold to selling, general and administrative expense for fiscal years 2008 and 2007, respectively.
Shipping and Handling Costs. In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records amounts billed to customers for shipping and handling costs in net sales and related costs are included in cost of goods sold.
Stock Based Compensation. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 3%) over the requisite service period of the individual grants, which generally equals the vesting period. The fair value of all share based awards is estimated on the date of grant. For a further discussion of the impact of stock based compensation on the results of our consolidated financial statements, see Note 12, “Stock Option Plans and Stock Based Compensation.”

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
New Accounting Pronouncements
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its consolidated financial position, results of operations or cash flows.
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ended February 28, 2010). The impact of adopting FAS 141R will depend on the nature and terms of future acquisitions, if any.
FAS 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ended February 28, 2010). The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
FAS 161. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
FSP FAS 142-3. In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3.”) FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for acquisitions made in fiscal years and interim periods beginning after December 15, 2008 (the Company’s quarter ending May 31, 2009). The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
FSP EITF 03-6-1, In June 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (our quarter ending May 31, 2009). Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated results of operations.
FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of FAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.
FSP FAS 157-3. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
FSP FAS 157-4. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this FSP provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company has not yet evaluated the impact of adopting FSP FAS 157-4 on its financial statements, but the Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial position, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Adopting FSP FAS 107-1 and APB 28-1 will not have an effect on the Company’s consolidated financial position, results of operations or cash flows. However, the Company is evaluating the effect on its interim fair value disclosures compared to previous interim periods.
FSP FAS 132R-1. In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures About Postretirement Plan Benefit Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009 (the Company’s fiscal year ended February 28, 2010). The adoption of FSP FAS 132R-1 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
(2) Due From Factors
Pursuant to terms of an agreement between the Company and various factors, the Company sold approximately 1.4% of its trade accounts receivable of Alstyle Apparel (“Alstyle”) to the factors on a non-recourse basis in fiscal year 2009. The price at which the accounts are sold is the invoice amount reduced by the factor commission of between 0.25% and 1.50%. Additionally, some trade accounts receivable are sold to the factors on a recourse basis.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2009	2008	2007
Balance at beginning of period	$3,954	$2,698	$3,001
Bad debt expense	3,609	1,970	1,390
Other	—	—	—
Recoveries	24	29	101
Accounts written off	(4,026)	(743)	(1,794)

Balance at end of period	$3,561	$3,954	$2,698

(4) Inventories
The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2009	2008
Raw material	$13,357	$14,711
Work-in-process	13,090	15,467
Finished goods	74,720	68,392

	$101,167	$98,570

The excess of current costs at FIFO over LIFO stated values was approximately $5,290,034 and $4,860,000 at fiscal years ended 2009 and 2008, respectively. There were no significant liquidations of LIFO inventories during the fiscal years ended 2009, 2008 and 2007. Cost includes materials, labor and overhead related to the purchase and production of inventories.
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

$2,656

The results of operations for B&D and Trade are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all companies had been acquired as of March 1, 2007, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

Unaudited
2008
Pro forma net sales	$631,786
Pro forma net earnings	44,979
Pro forma earnings per share — diluted	1.74
The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.
(6) Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Goodwill and Other Intangible Assets-continued
carrying value. Fair values of reporting units are typically calculated using a factor of expected earnings before interest, taxes, depreciation, and amortization. After conducting its fiscal year 2009 test, the Company determined there was no impairment in the Print Segment and $63.2 million of goodwill in the Apparel Segment was impaired. The goodwill impairment charge is primarily driven by current adverse economic conditions and to a lesser extent by expected future cash flows. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). Trademarks with indefinite lives, with a net book value of $63.2 million (fair value at time of acquisition) at fiscal year end 2008, were evaluated for impairment and determined to have been impaired. A $4.7 million impairment charge was recorded to reduce the carrying value of the trademarks to their fair value of $58.5 million at fiscal year end 2009.
The Company assesses the recoverability of its definite-lived intangible assts primarily based on its current and anticipated future undiscounted cash flows. The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousand):

	Gross
	Carrying	Accumulated
As of February 28, 2009	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$742	$492
Customer lists	29,908	7,901	22,007
Noncompete	500	467	33

	$31,642	$9,110	$22,532

As of February 29, 2008
Amortized intangible assets (in thousands)
Tradenames	$1,234	$592	$642
Customer lists	29,908	5,648	24,260
Noncompete	500	451	49

	$31,642	$6,691	$24,951

	Fiscal Years Ended
	2009	2008
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$63,238

Aggregate amortization expense for fiscal years 2009, 2008 and 2007 was $2,419,000, $2,062,000, and $1,957,000, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Goodwill and Other Intangible Assets-continued
The Company’s estimated amortization expense for the next five years is as follows:

2010	$2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
The following table represents changes in the carrying amount of goodwill for the fiscal years ended (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2007	$40,614	$137,700	$178,314
Goodwill acquired	74	—	74

Balance as of March 1, 2008	40,688	137,700	178,388
Goodwill acquired	2,104	—	2,104
Goodwill impairment	—	(63,151)	(63,151)

Balance as of February 28, 2009	$42,792	$74,549	$117,341

An adjustment of ($63.2) million during the fiscal year ended February 28, 2009 reflects an impairment charge related to goodwill recorded from the previous acquisition of Alstyle Apparel. An adjustment of $74,000 during the fiscal year ended February 29, 2008 was added to goodwill due to revised estimates in accrued expenses from the previous acquisition of Tennessee Business Forms and an adjustment of $2.1 million during fiscal year end February 28, 2009 due to revised tax estimate of prior acquisitions.
(7) Other Accrued Expenses
The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28, 2009	February 29, 2008
Accrued taxes	$332	$405
Accrued legal and professional fees	430	244
Accrued interest	129	604
Accrued utilities	1,499	1,358
Accrued repairs and maintenance	410	274
Factored receivables with recourse	—	539
Accrued contract labor	—	280
Other accrued expenses	1,906	1,879

	$4,706	$5,583

(8) Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate $150 million revolving credit maturing March 31, 2010. On July 7, 2008, the company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40 million. The Swap fixes the LIBOR rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at February 28, 2009 was $(2.2) million, $(1.4) million net of deferred taxes. The Swap has been reported on the Consolidated Balance Sheet as long term debt with a related deferred charge recorded as a component of Other Comprehensive Income (Loss).

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Fair Value Financial Instruments
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
FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
Level 1 —	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 —	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Level 3 —	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate fair value of its interest rate swap.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of February 28, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Fair Value Measurements Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative asset	$—	$—		$—

	$—	$—	$—	$—

Derivative liability	$(2,185)	$—	$(2,185)	$—

	$(2,185)	$—	$(2,185)	$—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Long-Term Debt
Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2009	February 29, 2008
Revolving credit facility	$74,000	$90,500
Interest rate swap	2,185	—
Capital lease obligations	210	452
Other	—	13

	76,395	90,965
Less current installments	210	255

Long-term debt	$76,185	$90,710

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR +  .50% or 1.00% at February 28, 2009), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of February 28, 2009, the Company had $74.0 million of borrowings under the revolving credit line and $3.0 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $73.0 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of February 28, 2009. The Facility is secured by substantially all of the Company’s domestic assets.
The capital lease obligation has interest due monthly at 4.96% and principal paid in equal monthly installments. The lease will mature in January 2010. Assets under capital leases have a total gross book value of $936,000 and $1,154,000 and the related accumulated amortization of $488,000 and $407,000 for fiscal years ended 2009 and 2008, respectively, and are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
The Company’s long-term debt maturities for the years following February 28, 2009 are as follows (in thousands):

		Capital
	Debt	Leases	Total
2010	$—	$215	$215
2011	76,185	—	76,185

	76,185	215	76,400
Less amount representing interest	—	5	5

	$76,185	$210	$76,395

(11) Shareholders’ Equity
On October 20, 2008, the Board of Directors authorized the repurchase of up to $5 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 28, 2009, there were 52,700 shares of the common stock that had been purchased under the repurchase program at an average price per share of $11.36.
The Company’s revolving credit facility restricts acquisition of treasury shares and distributions to its shareholders.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Stock Option Plans and Stock Based Compensation
The Company accounts for stock based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires the recognition of the fair value of stock-based compensation in earnings.
The Company has stock options granted to key executives and managerial employees and non-employee directors. At fiscal year ended 2009, the Company has two stock option plans: the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”) and the 1991 Incentive Stock Option Plan. The Company has 355,430 shares of unissued common stock reserved under the stock option plans for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the years ended 2009, 2008 and 2007, the company recorded in selling, general and administrative expenses, compensation expense related to its share based compensation of $993,000 ($631,000 net of tax), $734,000 ($462,000 net of tax) and $302,000 ($190,000 net of tax), respectively.
The Company had the following stock option activity for the three years ended February 28, 2009:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2006	687,850	$10.63	4.6
Granted	—	—
Terminated	(22,500)	11.13
Exercised	(111,837)	8.33

Outstanding at February 28, 2007	553,513	$11.08	3.9
Granted	—	—
Terminated	(20,500)	15.15
Exercised	(63,500)	10.60

Outstanding at February 29, 2008	469,513	$10.97	2.9
Granted	—	—
Terminated	(46,450)	12.31
Exercised	(104,500)	10.34

Outstanding at February 28, 2009	318,563	$10.98	2.4	$75

Exercisable at February 28, 2009	300,138	$10.65	2.2	$75

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on February 28, 2009 ($8.18) and the weighted exercise price, multiplied by the number of shares indicated.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Stock Option Plans and Stock Based Compensation-continued
The Company did not grant any stock options during fiscal years 2009, 2008 and 2007. A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2009	2008	2007
Total cash received	$640	$673	$661
Income tax benefits	249	385	169
Total grant-date fair value	134	83	102
Intrinsic value	536	611	1,364
A summary of the status of the company’s unvested stock options at February 28, 2009, and changes during the fiscal year ended February 28, 2009 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2008	45,600	$2.64
New grants	—	—
Vested	(23,425)	2.44
Forfeited	(3,750)	2.84

Unvested at February 28, 2009	18,425	2.85

As of February 28, 2009, there was $17,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.7 year. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2009 was $192,000.
The following table summarizes information about stock options outstanding at the end of fiscal year 2009:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining	Weighted		Weighted
			Number	Contractual	Average	Number	Average
Exercise Prices			Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price

$ 7.0625	to	$8.6875	209,613	0.8	$8.10	209,613	$8.10
11.6700			10,000	4.1	11.67	10,000	11.67
13.2800	to	16.4200	66,450	5.2	15.69	48,025	15.48
19.6900			32,500	7.0	19.69	32,500	19.69

			318,563	2.4	10.98	300,138	10.65

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Stock Option Plans and Stock Based Compensation-continued
The Company had the following restricted stock grants activity for the three fiscal years ended February 28, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2006	23,919	$19.69
Granted	16,000	19.64
Terminated	—
Exercised	—

Outstanding at February 28, 2007	39,919	$19.67
Granted	56,600	26.79
Terminated	(1,334)	19.64
Exercised	(21,269)	19.68

Outstanding at February 29, 2008	73,916	$25.12
Granted	75,080	15.67
Terminated	(15,236)	19.89
Exercised	(30,669)	24.05

Outstanding at February 28, 2009	103,091	$19.33

Exercisable at February 28, 2009	—	$—

As of February 28, 2009, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.3 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years. During the fiscal year ended 2009, the Company’s restricted stock grants had an underlying fair value at date of grant of $2.0 million.
(13) Employee Benefit Plans
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
The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2009	2008
Equity securities	42%	49%
Debt securities	48%	44%
Cash and cash equivalents	10%	7%

Total	100%	100%

The current asset allocation is being managed to meet the Company stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objective, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2009 is as follows:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Employee Benefit Plans-continued

Target Allocation
Asset Class	Percentage
Money Market	0 - 3%
Bonds	43 - 47%
Stocks	45 - 50%
The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2009 was 8.0%, the rate used in the calculation of the current year pension expense.
The Company’s retirement benefit plan costs are accounted for using a valuation required by Statement of Financial Accounting Standard No. 87 (“FAS 87”), “Employers’ Accounting for Pensions.” The Company adopted Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment FASB Statements No. 87, 88, 106 and 132R” (“FAS 158”) as of February 28, 2007. FAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within accumulated other comprehensive income (loss), net of income tax.
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2009	2008	2007
Components of net periodic benefit cost
Service cost	$1,341	$1,430	$1,440
Interest cost	2,627	2,505	2,440
Expected return on plan assets	(3,249)	(3,079)	(2,848)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	766	905	956

Net periodic benefit cost	1,340	1,616	1,843

Other changes in Plan Assets and Projected Benefit Obligation Recognized in Other comprehensive Income
Net actuarial loss	9,529	(818)	—
Amortization of net actuarial loss	(766)	(905)	—
Amortization of prior service credit	145	145	—

	8,908	(1,578)	—

Total recognized in net periodic pension cost and other comprehensive income	$10,248	$38	$1,843

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2009	2008	2007
Weighted average discount rate (net periodic pension cost)	6.40%	6.00%	6.00%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	7.15%	6.40%	6.00%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Employee Benefit Plans-continued
The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$42,311	$42,860
Service cost	1,341	1,430
Interest cost	2,626	2,505
Actuarial loss	(3,623)	(1,970)
Benefits paid	(3,704)	(2,514)

Projected benefit obligation at end of year	$38,951	$42,311

Change in plan assets:
Fair value of plan assets at beginning of year	$42,571	$40,158
Company contributions	3,000	3,000
Gains on plan assets	(9,904)	1,927
Benefits paid	(3,704)	(2,514)

Fair value of plan assets at end of year	$31,963	$42,571

Funded status (benefit obligation less plan assets)	$(6,988)	$260

Accumulated benefit obligation at end of year	$33,957	$36,895

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2010.
Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2009	$3,075
2010	3,850
2011	3,870
2012	4,670
2013	4,035
2014 — 2018	18,215
Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the pension plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $372,000, $421,000 and $360,000 in fiscal years ended 2009, 2008 and 2007, respectively.
In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $345,000, $360,000, and $370,000 in fiscal years ended 2009, 2008, and 2007, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Income Taxes
The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2009	2008	2007

Current:
Federal	$14,723	$20,144	$19,611
State and local	3,444	2,787	3,849
Foreign	573	2,147	1,624
Deferred	969	117	(320)

Total provision for income taxes	$19,709	$25,195	$24,764

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2009, was a negative 150.9%, which reflected a non-deductible goodwill impairment charge of $63.2 million, as compared with 36.1% and 37.3% in 2008 and 2007, respectively. Excluding the impairment the effective tax rate would be 39.4%. Provision for state income tax of (18.4)% was due to a negative pre-tax income amount created by the impairment charge. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	(18.4)	2.6	3.9
Impairment of goodwill	(169.3)	—	—
Other	1.8	(1.5)	(1.6)

	(150.9)%	36.1%	37.3%

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of earnings. To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would not be recorded. The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

	2009	2008
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,366	$1,517
Inventories	2,739	4,100
Employee compensation and benefits	1,661	1,715
Other	(38)	454

	$5,728	$7,786

Noncurrent deferred tax liability (asset) related to:
Property, plan and equipment	$4,787	$4,960
Goodwill and other intangible assets	20,084	18,944
Pension and noncurrent employee compensation benefits	(3,644)	(1,471)
Net operating loss and foreign tax credits	(3,143)	(2,365)
Interest rate swap	(838)	—
Other	(996)	707

	$16,250	$20,775

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Income Taxes-continued
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with FAS 109 “Accounting for Income Taxes” for approximately $250,000 as of February 28, 2009 and February 29, 2008, respectively, related to foreign tax credits. Other non-current deferred tax liability (asset) includes currency exchange, stock options exercised, valuation allowance and other. The Company has federal and state net operating loss carry forwards as a result of an acquisition in the amount of $2,721,000 expiring in fiscal years 2017 through 2025. The Company has foreign tax credit carry forwards in the amount of $2,692,000 expiring in fiscal years 2010 through 2012. Based on historical earnings, management believes it will be able to fully utilize the net operating loss carry forwards and foreign tax credit.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The Company adopted the provisions of FIN 48 on March 1, 2007 and the adoption resulted in an increase of $240,000 to non-current other liabilities and $240,000 decrease of retained earnings on the consolidated balance sheet with no net impact to the consolidated statement of earnings. Unrecognized tax benefits, including accrued interest and penalties, at fiscal year end 2009, 2008 and 2007 of $278,000, $228,000 and $240,000, respectively, related to uncertain tax positions are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. This unrecognized tax benefit includes an aggregate of $34,000 of interest expense. Approximately $93,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal year ended 2009 is as follows (in thousands):

	2009	2008
Balance at beginning of year	$201	$202
Additions based on tax positions related to the current year	109	67
Reductions due to lapses of statutes of limitations	(67)	(68)

Balance at end of year	$243	$201

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2003 and foreign tax jurisdictions through 2000.
The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2009, 2008 and 2007.
(15) Earnings (loss) per Share
Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings per share for the fiscal years ended:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Earnings (loss) per Share-continued

	2009	2008	2007

Basic weighted average common shares outstanding	25,707,265	25,623,325	25,530,732
Effect of dilutive options	82,901	237,033	228,216

Diluted weighted average common shares outstanding	25,790,166	25,860,358	25,758,948

Per share amounts:
Net earnings (loss) — basic	$(1.27)	$1.74	$1.63

Net earnings (loss) — diluted	$(1.27)	$1.72	$1.62

Cash dividends	$0.62	$0.62	$0.62

(16) Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 56% of the Company’s consolidated net sales for fiscal year 2009, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business FormsSM, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, GenformsSM and Calibrated FormsSM. The Print Segment also sells the Adams-McClureSM brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFSSM (which provide financial and security documents).
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
The second segment, the Apparel Segment, which accounted for 44% of the Company’s fiscal year 2009 consolidated net sales, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Segment Information and Geographic Information-continued
Segment data for the fiscal years ended 2009, 2008, and 2007 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2009:
Net sales	$327,034	$256,995	$—	$584,029
Depreciation	6,406	2,640	947	9,993
Amortization of identifiable intangibles	952	1,467	—	2,419
Impairment of goodwill and trademarks	—	67,851	—	67,851
Segment earnings (loss) before income tax	51,553	(49,416)	(15,196)	(13,059)
Segment assets	152,971	267,499	15,910	436,380
Capital expenditures	5,973	324	102	6,399

Fiscal year ended February 29, 2008:
Net sales	$345,042	$265,568	$—	$610,610
Depreciation	8,009	3,306	902	12,217
Amortization of identifiable intangibles	595	1,467	—	2,062
Segment earnings (loss) before income tax	56,012	29,367	(15,594)	69,785
Segment assets	157,979	347,861	7,291	513,131
Capital expenditures	2,939	1,275	80	4,294

Fiscal year ended February 28, 2007:
Net sales	$325,679	$259,034	$—	$584,713
Depreciation	8,275	5,745	650	14,670
Amortization of identifiable intangibles	384	1,573	—	1,957
Segment earnings (loss) before income tax	46,077	33,321	(13,033)	66,365
Segment assets	151,746	313,716	12,766	478,228
Capital expenditures	2,647	1,038	1,314	4,999
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousand):

	United States	Canada	Mexico	Total
2009
Net sales to unaffiliated customers
Print Segment	$327,034	$—	$—	$327,034
Apparel Segment	240,798	14,913	1,284	256,995

	$567,832	$14,913	$1,284	$584,029

Identifiable long-lived assets
Print Segment	$42,272	$—	$—	42,272
Apparel Segment	5,856	38	1,173	7,067
Corporate	5,333	—	—	5,333

	$53,461	$38	$1,173	$54,672

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
2008
Net sales to unaffiliated customers
Print Segment	$345,042	$—	$—	$345,042
Apparel Segment	248,431	17,137	—	265,568

	$593,473	$17,137	$—	$610,610

Identifiable long-lived assets
Print Segment	$43,004	$—	$—	43,004
Apparel Segment	7,698	74	2,092	9,864
Corporate	6,120	—	—	6,120

	$56,822	$74	$2,092	$58,988

2007
Net sales to unaffiliated customers
Print Segment	$325,679	$—	$—	$325,679
Apparel Segment	241,477	17,557	—	259,034

	$567,156	$17,557	$—	$584,713

Identifiable long-lived assets
Print Segment	$44,291	$—	$—	44,291
Apparel Segment	9,002	102	2,721	11,825
Corporate	6,941	—	—	6,941

	$60,234	$102	$2,721	$63,057

(17) Commitments and Contingencies
The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2014. Future minimum lease commitments and sublease income under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

	Operating
	Lease	Sublease
	Commitments	Income	Net
2010	$5,409	$(67)	$5,342
2011	4,049	—	4,049
2012	2,354	—	2,354
2013	1,615	—	1,615
2014	575	—	575
Thereafter	21	—	21

	$14,023	$(67)	$13,956

Rent expense attributable to such leases totaled $9,389,000, $9,789,000 and $8,913,000 for the fiscal years ended 2009, 2008 and 2007, respectively.
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
(18) Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2009	2008	2007
Interest paid	$3,838	$6,048	$6,646
Income taxes paid	$24,522	$25,208	$26,657
Supplemental disclosure of non-cash investing and financing activities (in thousand):

	2009	2008	2007
Fair value of assets acquired in acquisitions	$—	$15,752	$22,236
Liabilities assumed in acquisitions	$—	$614	$4,608
(19) Quarterly Consolidated Financial Information (Unaudited)
The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2009 and 2008 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 28

Fiscal year ended 2009:
Net sales	$163,200	$161,050	$142,453	$117,326
Gross profit	40,452	39,238	37,857	25,929
Net earnings (loss)	10,936	9,341	9,876	(62,921)
Dividends paid	3,987	3,998	4,007	4,007
Per share of common stock:
Basic net earnings (loss)	$0.43	$0.36	$0.38	$(2.44)
Diluted net earnings (loss)	$0.42	$0.36	$0.38	$(2.44)
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2008:
Net sales	$152,774	$150,086	$158,215	$149,535
Gross profit	41,358	41,339	42,034	39,143
Net earnings	10,796	11,138	11,568	11,088
Dividends paid	3,967	3,976	3,986	3,987
Per share of common stock:
Basic net earnings	$0.42	$0.44	$0.45	$0.43
Diluted net earnings	$0.42	$0.43	$0.45	$0.43
Dividends	$0.155	$0.155	$0.155	$0.155
Current Quarter Compared to Same Quarter Last Year
For the quarter ended February 28, 2009, a non-cash impairment charge related to the apparel segment of $63.2 million and $4.7 million to goodwill and trademarks, respectively, was recorded. In addition, the Company recorded a $2.0 million charge to its inventory reserve related to junior and fleece products. Without these impacts, the reported diluted earnings per share for the quarter would have been $.23.
For the quarter ended February 29, 2008, the effective tax rate was 33.2% compared to 37.0% for the first nine months of fiscal year 2008. The decrease in the effective tax rate had a positive impact of $476,000 on our earnings for the quarter, or $.02 per diluted share. Without this impact the reported diluted earnings per share for the quarter would have been $.40.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20) Subsequent Events
On March 31, 2009, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock. The dividend was paid May 1, 2009 to shareholders of record on April 13, 2009. May 1, 2009 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on July 1, 2009.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to articles of Incorporation dated June 17, 2004 incorporated herein incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form S-8 filed on January 5, 2005.

Exhibit 10.7	Form of Executive Incentive and Non-Qualified Stock Option Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.8	Form of Executive Restricted Stock Agreement granted February 27, 2006 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006.

Exhibit 10.9	Indemnity Agreement dated as of June 25, 2004, by and among Laurence Ashkin, Roger Brown, John McLinden, Arthur Slaven, Ennis, Inc. and Midlothian Holdings LLC incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed on September 3, 2004.

Exhibit 10.10	UPS Ground, Air Hundredweight and Sonicair Incentive Program Carrier Agreement incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

Exhibit 10.11	Addendum to UPS Ground, Air and Sonicair Incentive Program Carrier Agreement dated as of August 9, 2004, between Ennis, Inc. and United Parcel Service, Inc. incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 filed on September 3, 2004.*

E-1

INDEX TO EXHIBITS

Exhibit Number	Description of Document

Exhibit 10.12	Carbonless Paper Agreement dated as of July 13, 2004 between Ennis, Inc & MeadWestvaco Corporation incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 filed on September 3, 2004.*

Exhibit 10.13	Amended and Restated Credit Agreement dated as of March 31, 2006 among Ennis, Inc., various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Exhibit 10.14	Amended and Restated Security Agreement dated as of March 31, 2006 among Ennis, Inc. various other parties that sign and become a party to the security agreement and LaSalle Bank National Association, as the Administrative Agent incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

E-2