Form 10-Q
period 2009-05-31
ENNIS, INC.
filed 2009-06-26
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 19, 2009, there were 25,882,277 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 28,
	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,803	$9,286
Accounts receivable, net of allowance for doubtful receivables of $3,593 at May 31, 2009 and $3,561 at February 28, 2009	60,654	57,467
Prepaid expenses	3,357	3,780
Prepaid income taxes	1,526	4,826
Inventories	88,378	101,167
Deferred income taxes	5,728	5,728

Total current assets	189,446	182,254

Property, plant and equipment, at cost
Plant, machinery and equipment	133,859	133,300
Land and buildings	43,335	43,150
Other	22,721	22,679

Total property, plant and equipment	199,915	199,129
Less accumulated depreciation	146,811	144,457

Net property, plant and equipment	53,104	54,672

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,996	59,030
Customer lists, net	21,443	22,007
Deferred finance charges, net	374	486
Other assets	594	590

Total assets	$441,298	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share amounts)

	May 31,	February 28,
	2009	2009
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,757	$24,723
Accrued expenses
Employee compensation and benefits	13,907	12,919
Taxes other than income	1,206	1,322
Other	4,214	4,706
Current installments of long-term debt	76,402	210

Total current liabilities	120,486	43,880

Long-term debt, less current installments	—	76,185
Liability for pension benefits	7,740	6,988
Deferred income taxes	16,922	16,250
Other liabilities	679	1,071

Total liabilities	145,827	144,374

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2009	75,134	75,134
Additional paid in capital	121,946	122,448
Retained earnings	189,490	186,857
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	14	(1,016)
Unrealized loss on derivative instruments, net of taxes	(1,427)	(1,387)
Minimum pension liability, net of taxes	(12,107)	(12,107)

	(13,520)	(14,510)

	373,050	369,929

Treasury stock
Cost of 4,338,238 shares at May 31, 2009 and 4,336,557 shares at February 28, 2009	(77,579)	(77,923)

Total shareholders’ equity	295,471	292,006

Total liabilities and shareholders’ equity	$441,298	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended
	May 31,
	2009	2008
Net sales	$130,830	$163,200
Cost of goods sold	99,846	122,748

Gross profit	30,984	40,452

Selling, general and administrative	19,459	22,189
Gain from disposal of assets	(2)	(54)

Income from operations	11,527	18,317

Other income (expense)
Interest expense	(695)	(1,033)
Other, net	(300)	(61)

	(995)	(1,094)

Earnings before income taxes	10,532	17,223

Provision for income taxes	3,897	6,287

Net earnings	$6,635	$10,936

Weighted average common shares outstanding
Basic	25,821,139	25,759,935

Diluted	25,836,817	25,873,003

Per share amounts
Net earnings — basic	$0.26	$0.42

Net earnings — diluted	$0.26	$0.42

Cash dividends per share	$0.155	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	May 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$6,635	$10,936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,356	2,683
Amortization of deferred finance charges	112	112
Amortization of trademarks and customer lists	602	605
Gain from disposal of assets	(2)	(54)
Bad debt expense	539	—
Stock based compensation	246	236
Excess tax benefit of stock based compensation	—	(84)
Deferred income taxes	—	80
Changes in operating assets and liabilities:
Accounts receivable	(3,394)	(9,344)
Prepaid expenses	3,799	(1,385)
Inventories	13,587	7,221
Other assets	(8)	(7)
Accounts payable and accrued expenses	338	5,766
Other liabilities	(392)	(446)
Prepaid pension asset/liability for pension benefits	752	335

Net cash provided by operating activities	25,170	16,654

Cash flows from investing activities:
Capital expenditures	(629)	(1,865)
Proceeds from disposal of plant and property	5	5

Net cash used in investing activities	(624)	(1,860)

Cash flows from financing activities:
Repayment of debt	(56)	(12,084)
Dividends	(4,002)	(3,987)
Purchase of treasury stock	(404)	—
Excess tax benefit of stock based compensation	—	84

Net cash used in financing activities	(4,462)	(15,987)

Effect of exchange rate changes on cash	433	94

Net change in cash and cash equivalents	20,517	(1,099)
Cash and cash equivalents at beginning of period	9,286	3,393

Cash and cash equivalents at end of period	$29,803	$2,294

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended May 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009, from which the accompanying consolidated balance sheet at February 28, 2009 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of the remaining provisions of FAS 157 previously deferred by FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ending February 28, 2010). The impact of adopting FAS 141R will depend on the nature and terms of future acquisitions, if any.
FAS 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ending February 28, 2010). The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
1. Significant Accounting Policies and General Matters-continued
FAS 161. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or notes to the financial statements.
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP). The Company does not anticipate the adoption of this statement will have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.
FAS 165. In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. FAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under FAS 165. FAS 165 is effective for the Company’s fiscal year ending February 28, 2010. The Company does not expect FAS 165 to have a material effect on its consolidated financial position, results of operations, cash flows or notes to the financial statements.
FSP EITF 03-6-1, In June 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are composed of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The Company applied the provisions of the FSP beginning on March 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for May 31, 2008 resulted in a decrease $0.01 from $0.43 per share to $0.42 per share.
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
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
1. Significant Accounting Policies and General Matters-continued
annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009 (the Company’s quarter ending August 31, 2009), with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Adopting FSP FAS 107-1 and APB 28-1 will not have an effect on the Company’s consolidated financial position, results of operations or cash flows. However, the Company is evaluating the effect on its interim fair value disclosures compared to previous interim periods.
FSP FAS 132R-1. In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures About Postretirement Plan Benefit Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009 (the Company’s fiscal year ending February 28, 2010). The adoption of FSP FAS 132R-1 did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or notes to the financial statements.
2. Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 95% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.
The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months ended (in thousands):

	Three months ended
	May 31,
	2009	2008
Balance at beginning of period	$3,561	$3,954
Bad debt expense	539	—
Recoveries	12	4
Accounts written off	(547)	(237)
Foreign currency translation	28	—

Balance at end of period	$3,593	$3,721

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
3. Inventories
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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2009	2009
Raw material	$13,511	$13,357
Work-in-process	11,161	13,090
Finished goods	63,706	74,720

	$88,378	$101,167

4. Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values of reporting units are typically calculated using a factor of expected earnings before interest, taxes, depreciation, and amortization. After conducting its fiscal year 2009 test, the Company determined there was no impairment in the Print Segment, and $63.2 million of goodwill in the Apparel Segment was impaired. The goodwill impairment charge was primarily driven by current adverse economic conditions and, to a lesser extent, by expected future cash flows. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at May 31, 2009 are evaluated for impairment on an annual basis. After conducting its fiscal year 2009 test, the Company determined there was no impairment in the Print Segment, and $4.7 million of trademarks in the Apparel Segment were impaired. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
As of May 31, 2009	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$776	$458
Customer lists	29,908	8,465	21,443
Noncompete	500	471	29

	$31,642	$9,712	$21,930

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
4. Goodwill and Other Intangible Assets-continued

	Gross
	Carrying	Accumulated
As of February 28, 2009	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$742	$492
Customer lists	29,908	7,901	22,007
Noncompete	500	467	33

	$31,642	$9,110	$22,532

	May 31,	February 28,
	2009	2009
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the three months ended May 31, 2009 and May 31, 2008 was $602,000 and $605,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2010	$2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
2015	2,136,000
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2008	$40,688	$137,700	$178,388
Goodwill acquired	2,104	—	2,104
Goodwill impairment	—	(63,151)	(63,151)

Balance as of March 1, 2009	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of May 31, 2009	$42,792	$74,549	$117,341

During the three months ended May 31, 2009, there was no change to goodwill. An adjustment of ($63.2) million during the fiscal year ended February 28, 2009 reflects an impairment charge related to goodwill recorded from the previous acquisition of Alstyle Apparel. An adjustment of $2.1 million during fiscal year ended February 28, 2009 was added to goodwill due to a revised tax estimate of prior acquisitions.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31,	February 28,
	2009	2009
Accrued taxes	$353	$332
Accrued legal and professional fees	169	430
Accrued interest	136	129
Accrued utilities	1,353	1,499
Accrued repairs and maintenance	445	410
Other accrued expenses	1,758	1,906

	$4,214	$4,706

6. Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate $150.0 million revolving credit maturing March 31, 2010. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at both May 31, 2009 and February 28, 2009 was $(2.2) million, $(1.4) million net of deferred taxes. The Swap has been reported on the Consolidated Balance Sheet as long term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three months ended May 31, 2009, there was a loss of approximately $340,000 reclassified from accumulated other comprehensive income to interest expense related to the Swap the Company has in place.
7. Fair Value Financial Instruments
Effective March 1, 2008, the Company adopted FAS 157 for financial assets and financial liabilities. Effective March 1, 2009, the Company adopted FSP 157-2, which delayed for one year the application of FAS 157 for non-financial assets and non-financial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
7. Fair Value Financial Instruments-continued
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of May 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$(2,248)	$—	$(2,248)	$—

	$(2,248)	$—	$(2,248)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2009	2009
Revolving credit facility	$74,000	$74,000
Interest rate swap	2,248	2,185
Capital lease obligation	154	210

	76,402	76,395
Less current installments	76,402	210

Long-term debt	$—	$76,185

On March 31, 2006, the Company entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides the Company access to $150.0 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% or 1.07% at May 31, 2009), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of May 31, 2009, the Company had $74.0 million of borrowings under the revolving credit line and $2.6 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $73.4 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of May 31, 2009. The Facility is secured by substantially all of the Company’s domestic assets. The Company is currently in the process of renegotiating the renewal of this credit facility and expects to complete this process prior to its maturity.
The capital lease obligation has interest due monthly at 4.96% and principal paid in equal monthly installments. The lease will mature in January 2010. Assets under capital leases with a total gross book value of $936,000 for both May 31, 2009 and February 28, 2009 and accumulated amortization of $546,000 and $488,000 as of May 31, 2009 and February 28, 2009, respectively, are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
The interest rate swap at May 31, 2009 and February 28, 2009 consists of the derivative liability recorded — see Note 6 — Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements for further discussion.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended
	May 31,
	2009	2008
Net earnings	$6,635	$10,936
Foreign currency translation adjustment, net of deferred taxes	1,030	(20)
Unrealized loss on derivative instruments, net of deferred taxes	(40)	—

Comprehensive income	$7,625	$10,916

Changes in shareholders’ equity accounts for the three months ended May 31, 2009 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28,	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006
Net earnings	—	—	—	6,635	—	—	—	6,635
Foreign currency translation, net of deferred tax of $605	—	—	—	—	1,030	—	—	1,030
Unrealized loss on derivative instruments, net of deferred tax benefit of $23	—	—	—	—	(40)	—	—	(40)

Comprehensive income								7,625
Dividends declared ($.155 per share)	—	—	—	(4,002)	—	—	—	(4,002)
Stock based compensation	—	—	246	—	—	—	—	246
Exercise of stock options and restricted stock grants	—	—	(748)	—	—	41,619	748	0
Stock repurchases	—	—	—	—	—	(43,300)	(404)	(404)

Balance May 31, 2009	30,053,443	$75,134	$121,946	$189,490	$(13,520)	(4,338,238)	$(77,579)	$295,471

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. During the three months ended May 31, 2009, the Company purchased 43,300 shares of common stock at an average price per share of $9.33. As of May 31, 2009, there were 96,000 shares of the common stock that had been purchased under the repurchase program at a cost of approximately $1.0 million.
10. Stock Option Plans and Stock Based Compensation
The Company accounts for stock based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) effective July 1, 2005. FAS 123R requires the recognition of the fair value of stock based compensation in earnings.
At May 31, 2009, the Company has stock options granted to key executives and managerial employees and non-employee directors under the Company’s stock option plan, the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 348,463 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
10. Stock Option Plans and Stock Based Compensation-continued
vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the three months ended May 31, 2009 and 2008, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $246,000 ($155,000 net of tax), and $236,000 ($150,000 net of tax), respectively.
The Company had the following stock option activity for the three months ended May 31, 2009:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life(in years)	(in thousands)
Outstanding at February 28, 2009	318,563	$10.98	2.4	$75
Granted	105,000	8.94
Terminated	(115,000)	8.69
Exercised	—	—

Outstanding at May 31, 2009	308,563	$11.14	5.7	$519

Exercisable at May 31, 2009	195,138	$12.10	3.4	$323

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on May 31, 2009 ($10.80) and the weighted average exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during the three months ended May 31, 2008. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2009:

Expected volatility	32.35%
Expected term (years)	4
Risk free interest rate	2.01%
Dividend yield	4.74%

Weighted average grant-date fair value	$1.583
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended
	May 31,
	2009	2008
Total cash received	$—	$—
Income tax benefits	—	84
Total grant-date fair value	—	—
Intrinsic value	—	—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
10. Stock Option Plans and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2009, and changes during the three months ended May 31, 2009 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2009	18,425	$2.85
New grants	105,000	1.58
Vested	(10,000)	2.84
Forfeited	—	—

Unvested at May 31, 2009	113,425	$1.68

As of May 31, 2009, there was $168,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 3.7 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2009 was $108,000.
The Company had the following restricted stock grants activity for the three months ended May 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2009	103,091	$19.33
Granted	44,800	8.94
Terminated	—	—
Exercised	(41,619)	16.67

Outstanding at May 31, 2009	106,272	$15.99

Exercisable at May 31, 2009	—	$—

As of May 31, 2009, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.4 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
11. Employee Benefit Plans-continued

	Three months ended
	May 31,
	2009	2008
Components of net periodic benefit cost
Service cost	$285	$335
Interest cost	685	656
Expected return on plan assets	(606)	(812)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	424	192

Net periodic benefit cost	$752	$335

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 28, 2010, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute from $2.0 million to $3.0 million in the fourth quarter of fiscal year 2010. The Company contributed $3.0 million to its pension plan during fiscal year 2009.
12. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
At May 31, 2009, 213,950 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2009, 90,200 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2009	2008
Basic weighted average common shares outstanding	25,821,139	25,759,935
Effect of dilutive options	15,678	113,068

Diluted weighted average common shares outstanding	25,836,817	25,873,003

Per share amounts:
Net earnings — basic	$0.26	$0.42

Net earnings — diluted	$0.26	$0.42

Cash dividends	$0.155	$0.155

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are comprised of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for May 31, 2008 resulted in a decrease of $0.01 from $0.43 per share to $0.42 per share.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 55% of the Company’s consolidated net sales for the three months ended May 31, 2009, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The second segment, the Apparel Segment, which accounted for 45% of the Company’s consolidated net sales for the three months ended May 31, 2009, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three months ended May 31, 2009 and 2008 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2009:
Net sales	$71,710	$59,120	$—	$130,830
Depreciation	1,554	584	218	2,356
Amortization of identifiable intangibles	235	367	—	602
Segment earnings (loss) before income tax	10,810	3,399	(3,677)	10,532
Segment assets	146,276	261,756	33,266	441,298
Capital expenditures	207	353	69	629

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2009
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
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2009:
Net sales to unaffiliated customers
Print Segment	$71,710	$—	$—	$71,710
Apparel Segment	54,699	3,395	1,026	59,120

	$126,409	$3,395	$1,026	$130,830

Identifiable long-lived assets
Print Segment	$40,923	$—	$—	40,923
Apparel Segment	5,648	41	1,308	6,997
Corporate	5,184	—	—	5,184

	$51,755	$41	$1,308	$53,104

Three months ended May 31, 2008:
Net sales to unaffiliated customers
Print Segment	$85,297	$—	$—	$85,297
Apparel Segment	72,600	4,908	395	77,903

	$157,897	$4,908	$395	$163,200

Identifiable long-lived assets
Print Segment	$42,945	$—	$—	42,945
Apparel Segment	7,232	64	2,013	9,309
Corporate	5,949	—	—	5,949

	$56,126	$64	$2,013	$58,203

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended
	May 31,
	2009	2008
Interest paid	$688	$1,278
Income taxes paid	$467	$1,841

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products and also manufacture a line of activewear for distribution throughout North America. Distribution of business products and forms throughout the United States, Canada, and Mexico is primarily through independent dealers, and with respect to our activewear products, through sales representatives. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, activewear wholesalers, screen printers and advertising agencies, among others. The Company’s apparel business was acquired on November 19, 2004. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. We offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece, shorts and yoga pants, and two headwear brands.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 13 of the notes to our consolidated financial statements beginning on page 18 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 55% of our consolidated net sales for the three months ended May 31, 2009, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 39 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business FormsSM, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, GenformsSM and Calibrated FormsSM. The Print Segment also sells the Adams-McClureSM brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes®, and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFSSM (which provide financial and security documents).
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
Apparel Segment
     The Apparel Segment represented 45% of our consolidated net sales for the three months ended May 31, 2009, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. Over 95% of Alstyle’s revenues are derived from t-shirt sales, and more than 90% of those are domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
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
     Alstyle utilizes a customer-focused internal sales team comprised of 19 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately 60% of their time in the field.
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are to direct customer branded products, and the remainder relates to private label and re-labels programs. Generally, sales to screen printers and mass marketers are driven by price and the availability of products which directly impacts inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets (see Risk Factors – In fiscal 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future). A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of May 31, 2009, we were in compliance with all terms and conditions of our credit facility, which matures on March 31, 2010. We are in process of renewing our existing credit facility, which we expect to be completed before its current expiration date. In the event we are not able to renew this facility before the expiration, there can be no assurances that we will be able to raise needed funds from alternative sources or at all.
     We may be required to borrow under our credit facility to provide financing for our new facility in Agua Prieta in the state of Sonora, Mexico. Our ability to access this facility for these funds will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. In the event that we aren’t able to access the facility for the funds needed and require additional capital, there can be no assurance that we will be able to raise such capital when needed or at all.
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
In fiscal 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. In the fourth quarter of fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. At May 31, 2009, our goodwill and other intangible assets were approximately $117.3 million and $80.5 million, respectively
Printed business forms may be superceded over time by “paperless” business forms or otherwise affected by technological obsolescence and changing customer preferences, which could reduce our sales and profits.
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
     As of May 31, 2009, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
     Alstyle operates cutting and sewing facilities in Mexico, and sources certain product manufacturing and purchases in El Salvador, Nicaragua, Honduras, Pakistan and China. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle sources approximately 9% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
     The loss or interruption of the services of our Chief Executive Officer, Executive Vice President, Vice President of Apparel or Chief Financial Officer could have a material adverse effect on our business, financial condition or results of operations. Although we maintain employment agreements with these individuals, it cannot be assured that the services of such individuals will continue.
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
FOR THE PERIOD ENDED MAY 31, 2009
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
Result of Operations

	Three Months Ended May 31,
	2009		2008
Net sales	$130,830	100.0%	$163,200	100.0%
Cost of goods sold	99,846	76.3	122,748	75.2

Gross profit	30,984	23.7	40,452	24.8
Selling, general and administrative	19,459	14.9	22,189	13.6
Gain from disposal of assets	(2)	0.0	(54)	0.0

Income from operations	11,527	8.8	18,317	11.2
Other expense	(995)	(0.7)	(1,094)	(0.6)

Earnings before income taxes	10,532	8.1	17,223	10.6
Provision for income taxes	3,897	3.0	6,287	3.9

Net earnings	$6,635	5.1%	$10,936	6.7%

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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. In the fourth quarter of fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million of goodwill and trademarks, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values. See Risk Factor – “In fiscal 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operation to be negatively affected in the future” on page 23 of the Report for further discussion.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $3.4 million of revenue were recognized under these agreements during the three months ended May 31, 2009 as compared to $4.6 million during the three months ended May 31, 2008.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
Results of Operations – Consolidated
     Overview. Our results of operations for the three months ended May 31, 2009 continue to be affected by the economic recession. However, despite the economic environment, and double digit sales volume decline in both our Print Segment and Apparel Segment, we were able to maintain our margins within 110 basis points of the comparable quarter from last year, which is a testament to the cost controls we have in place. We continued to maintain a strong balance sheet, with excellent liquidity and leverage ratios. During the quarter, we were able to generate $25.2 million in cash from operations and increase our overall cash position by $20.5 million.
     Net Sales. Our sales for the quarter continued to be impacted by the economic recession, excess inventory levels in the marketplace, and pricing strategies of some competitors. Our sales for the three months ended May 31, 2009 were $130.8 million compared to $163.2 million for the three months ended May 31, 2008, a decrease of $32.4 million, or 19.8%. Our Print Segment sales for the quarter decreased $13.6 million, or 15.9%, from $85.3 million for the same quarter last year to $71.7 million for the current quarter. Our Apparel Segment sales decreased $18.8 million, or 24.1%, from $77.9 million for the same quarter last year to $59.1 million for the current quarter. See “Results of Operation – Segments” of this Report for further discussion on our Segment sales.
     Cost of Goods Sold. Our cost of goods sold for the three months ended May 31, 2009 was $99.8 million, or 76.3% of sales, compared to $122.7 million, or 75.2% of sales for the three months ended May 31, 2008. Due to cost controls in place, we were able to reduce our manufacturing costs by $22.9 million during the current period, or 18.7%. However, as our sales declined by 19.8%, we saw our margins, as a percentage-of-sales, decrease by 110 basis points on a comparable quarter basis from 24.8% for the same quarter last year to 23.7% for the current quarter.
     Selling, general and administrative expense. For the three months ended May 31, 2009, our selling, general and administrative expenses were $19.5 million, or 14.9% of sales, compared to $22.2 million, or 13.6% of sales for the three months ended May 31, 2008, or a decrease of approximately $2.7 million, or 12.2%. On a dollar basis, these expenses decreased primarily as a result of our cost reduction initiatives. As a percentage-of-sales, these expenses increased primarily due to the fact that our sales declined at a greater rate than our expenses.
     Gain from disposal of assets. The gain from disposal of assets of $2,000 and $54,000 for the three months ended May 31, 2009 and May 31, 2008, respectively, resulted primarily from the sale of manufacturing equipment.
     Income from operations. Our income from operations for the three months ended May 31, 2009 was $11.5 million, or 8.8% of sales, compared to $18.3 million, or 11.2% of sales for the three months ended May 31, 2008, or a decrease of $6.8 million. The decrease in our operational earnings during the current period was primarily revenue related, as our decreased revenue during the period impacted our operational results by over $7.5 million.
     Other income and expense. Our interest expense decreased from $1.0 million for the three months ended May 31, 2008 to $0.7 million for the three months ended May 31, 2009 due to less debt on average being outstanding and a lower effective borrowing rate during the quarter.
     Provision for income taxes. Our effective tax rate was 37.0% for the three months ended May 31, 2009 compared to 36.5% for the three months ended May 31, 2008. The increase in our effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.
     Net earnings. Our net earnings for the three months ended May 31, 2009 was $6.6 million, or 5.1% of sales, compared to $10.9 million, or 6.7% of sales for the three months ended May 31, 2008. Our basic earnings per share were $0.26 per share for the three months ended May 31, 2009 compared to $0.42 per share for the three months ended May 31, 2008. Our diluted earnings per share were $0.26 per share for the three months ended May 31, 2009 compared to $0.42 per share for the three months ended May 31, 2008. This decrease in our net earnings related primarily to the decrease in sales as discussed previously.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
Results of Operations – Segments

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2009	2008
Print	$71,710	$85,297
Apparel	59,120	77,903

Total	$130,830	$163,200

     Print Segment. Our net sales for our Print Segment, which represented 54.8% of our consolidated sales during the three months ended May 31, 2009, were approximately $71.7 million for the current period, as compared to approximately $85.3 million for the three months ended May 31, 2008, a decrease of $13.6 million, or 15.9%.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 45.2% of our consolidated sales for the three months ended May 31, 2009, were approximately $59.1 million for the current period, as compared to approximately $77.9 million for the three months ended May 31, 2008, a decrease of $18.8 million, or 24.1%.
     Overall our Print Segment, as well as our Apparel Segment, continues to be impacted, as most business, by the economic recession, and its impact on selling and manufacturing through-put. As consumers buy less, retail/distributors stop or slow down their buying which in turn causes manufacturing to slow down their through-put or build excess inventory. Lower manufacturing volumes, in turn, place additional pressure on top-lines, as manufacturers try to recover volume being lost through price concessions, which in turn impacts their margins. The rapid and significant decline in commodity prices has also placed short-term pressures on selling prices and margins. Larger manufacturers tend to enter into forward purchase contracts relating to their commodity buys, thus locking in their material costs up to a year in advance. Smaller manufacturers, or those with questionable credit, tend to buy on the spot market. With the current spot rate being significantly lower than the price 6 months ago, these smaller manufacturers are enjoying a commodity price advantage over their larger competitors. This in turn places even more pressure on selling prices and margins, as these larger manufacturers try to maintain their production levels. The Print Segment’s top line also continues to be impacted by the normal contraction of traditional business forms. The Apparel Segment’s top line continues to be impacted by the sluggish retail landscape, which has significantly impacted inventories at both the retail and manufacturing levels. Pricing pressures from both domestic and international competitors continued to be prevalent in the marketplace, which has placed additional pressure on manufacturers’ top lines and operational margins.

	Three months ended
	May 31,
Gross Profit by Segment (in thousands)	2009	2008
Print	$18,901	$23,732
Apparel	12,083	16,720

Total	$30,984	$40,452

     Print Segment. Our Print gross profit margin (“margin”) decreased approximately $4.8 million, or 20.3% from $23.7 million for the three months ended May 31, 2008 to $18.9 million for the three months ended May 31, 2009. As a percentage of sales, our Print margin was 26.4% for the three months ended May 31, 2009, as compared to 27.8% for the three months ended May 31, 2008. The decrease in our Print margins on a dollar-basis and as a percentage of sales relates primarily to our decreased sales volume during the period and to pricing pressures in the marketplace. We were able to mitigate the effects of these items on our margins to a large extent, at least as a percentage of sales, by our cost controls we have in place.
     Apparel Segment. Our Apparel gross profit margin (“margin”) decreased approximately $4.6 million, or 27.7% from $16.7 million for the three months ended May 31, 2008 to $12.1 million for the three months ended May 31, 2009. As a percentage of sales, our gross profit was 20.4%, compared to 21.5% for the same quarter last year. The decrease in our Apparel margins on a dollar-basis and as a percentage of sales relates primarily to our decreased

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
sales volume during the period and to some extent to pricing pressures in the marketplace. We were able to mitigate the effects of these items on our margins to a large extent, at least as a percentage of sales, by our cost controls we have in place.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2009	2008
Print	$10,810	$14,447
Apparel	3,399	6,793

Total	14,209	21,240
Less corporate expenses	3,677	4,017

Earnings before income taxes	$10,532	$17,223

     Print Segment. Our Print profit decreased approximately $3.6 million, or 25.0%, from $14.4 million for the three months ended May 31, 2008, to $10.8 million for the three months ended May 31, 2009. As a percent of sales, our Print profits were 15.1% for the three months ended May 31, 2009, as compared to 16.9% for the three months ended May 31, 2008. The decrease in our Print profit, during the current period, was primarily volume related.
     Apparel Segment. Our Apparel profit decreased approximately $3.4 million, or 50.0%, from $6.8 million for the three months ended May 31, 2008, to $3.4 million for the three months ended May 31, 2009. As a percent of sales, our Apparel profit decreased from 8.7% for the three months ended May 31, 2008 to 5.7% for the three months ended May 31, 2009. The decrease in our Apparel profit, during the current period, was primarily volume related.
Liquidity and Capital Resources

	May 31,	February 28,
(Dollars in thousands)	2009	2009	Change
Working Capital	$68,960	$138,374	-50.2%
Cash and cash equivalents	$29,803	$9,286	220.9%
     Working Capital. Our working capital decreased by approximately $69.4 million, or 50.2% from $138.4 million at February 28, 2009 to $69.0 million at May 31, 2009. The decrease in our working capital during the period related primarily to reclassification of our credit facility and the underlying derivative instrument from a long-term obligation debt to a current obligation. Without this reclassification our working capital for the period would have increased by $6.8 million, or 4.9%. Our credit line matures on March 31, 2010, and we are presently in discussion with respect to its renewal. Our current ratio, calculated by dividing our current assets by our current liabilities was 1.6-to-1.0 at May 31, 2009 (4.3-to-1.0 without reclassification) compared to 4.2-to-1.0 at February 28, 2009.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Three months ended May 31,
(Dollars in thousands)	2009	2008	Change
Net Cash provided by operating activities	$25,170	$16,654	51.1%
Net Cash used in investing activities	$(624)	$(1,860)	-66.5%
Net Cash used in financing activities	$(4,462)	$(15,987)	-72.1%
     Cash flows from operating activities. Cash provided by operating activities increased by $8.5 million, or 51.1% to $25.2 million for the three months ending May 31, 2009, compared to $16.7 million for the three months ended May 31, 2008. We were able to generate cash by reducing our inventories by approximately $13.6 million which was offset by the reduction in our earnings of $4.3 million during the period.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, decreased by $1.3 million, or 66.5% from $1.9 million for the three months ended May 31, 2008 to $0.6 million for the three months ended May 31, 2009. The decrease related to less capital expenditures during the three months ended May 31, 2009 as compared to the three months ended May 31, 2008.
     Cash flows from financing activities. We used $11.5 million less in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $0.1 million during the three months ended May 31, 2009, compared to $12.1 million during the same period of 2008.
     Credit Facility – On March 31, 2006, we entered into an amended and restated credit agreement with a group of lenders led by LaSalle Bank N.A. (the “Facility”). The Facility provides us access to $150.0 million in revolving credit and matures on March 31, 2010. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from .50% to 1.50% (currently LIBOR + .75% — 1.07% at May 31, 2009), depending on our total funded debt to EBITDA ratio, as defined. As of May 31, 2009, we had $74.0 million of borrowings under the revolving credit line and $2.6 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $73.4 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with these covenants as of May 31, 2009. The Facility is secured by substantially all of our domestic assets. We are currently negotiating the renewal of this Facility and expect a new facility to be completed prior to its maturity.
     During the three months ended May 31, 2009, we repaid $0.1 million on other debt. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
     We use derivative financial instruments to manage our exposures to interest rate fluctuations on our floating rate $150.0 million revolving credit maturing March 31, 2010. The derivative instruments are accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 133”). FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at May 31, 2009 was $(2.2) million, $(1.4) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in current installments of long term debt with a related deferred charge recorded as a component of other comprehensive income.
     Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made contributions of $3.0 million to our pension plan during fiscal year 2009.
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
     Capital Expenditures – We expect our capital requirements for 2010, exclusive of capital required for possible acquisitions and the construction of our new manufacturing facility will be in-line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2009 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2009.
Recent Accounting Pronouncements
FAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of the remaining provisions of FSP 157 previously deferred by FSP FAS 157-2 did not have a material impact on our consolidated financial position, results of operations or cash flows.
FAS 141R. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our fiscal year ending February 28, 2010). The impact of adopting FAS 141R will depend on the nature and terms of future acquisitions, if any.
FAS 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year ending February 28, 2010). The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.
FAS 161. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of FAS 161 did not have a material impact on our consolidated financial position, results of operations, cash flows or notes to the financial statements.
FAS 162. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
FAS 165. In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. FAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under FAS 165. FAS 165 is effective for our fiscal year ending February 28, 2010. We do not expect FAS 165 to have a material effect on our consolidated financial position, results of operations, cash flows or notes to the financial statements.
FSP EITF 03-6-1, In June 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the FSP beginning on March 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for May 31, 2008 resulted in a decrease of $0.01 from $0.43 per share to $0.42 per share.
FSP FAS 157-4. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (”FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this FSP provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial position, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009 (our quarter ending August 31, 2009), with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Adopting FSP FAS 107-1 and APB 28-1 will not have an effect on our consolidated financial position, results of operations or cash flows. However, we are evaluating the effect on our interim fair value disclosures compared to previous interim periods.
FSP FAS 132R-1. In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures About Postretirement Plan Benefit Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009 (our fiscal year ending February 28, 2010). The adoption of FSP FAS 132R-1 did not have an impact on our consolidated financial position, results of operations, cash flows or notes to the financial statements.
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
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facilities, totaled $74.0 million at May 31, 2009. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2009 would be approximately $0.3 million.
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2009 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
Item 1A. Risk Factors
     Reference is made to page 22 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table indicates the Company’s repurchases of common stock during the first quarter of fiscal year 2010 on a month-by-month basis. All of these purchases were made under the Company’s share repurchase program announced October 20, 2008.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
March 1, 2009 – March 31, 2009	—	$—	—	$4,401,239

April 1, 2009 – April 30, 2009	28,000	$9.32	28,000	$4,140,293

May 1, 2009 – May 31, 2009	15,300	$9.36	15,300	$3,997,084

Total	43,300	$9.33	43,300	$3,997,084
     Under the existing plan which was enacted by the Board in October 20, 2008, the Company was authorized to repurchase up to $5 million of the common stock. As of June 25, 2009, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million.
Items 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders for a vote during the quarter.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED MAY 31, 2009
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
FOR THE PERIOD ENDED MAY 31, 2009
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: June 26, 2009	/s/ Keith S. Walters Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 26, 2009	/s/ Richard L. Travis, Jr.

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