Form 10-Q
period 2009-08-31
ENNIS, INC.
filed 2009-09-25
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 18, 2009, there were 25,821,412 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 28,
	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,144	$9,286
Accounts receivable, net of allowance for doubtful receivables of $4,068 at August 31, 2009 and $3,561 at February 28, 2009	64,121	57,467
Prepaid expenses	3,591	3,780
Prepaid income taxes	—	4,826
Inventories	78,544	101,167
Deferred income taxes	5,728	5,728
Assets held for sale	804	—

Total current assets	173,932	182,254

Property, plant and equipment, at cost
Plant, machinery and equipment	137,211	133,300
Land and buildings	42,619	43,150
Other	22,244	22,679

Total property, plant and equipment	202,074	199,129
Less accumulated depreciation	146,796	144,457

Net property, plant and equipment	55,278	54,672

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,963	59,030
Customer lists, net	20,880	22,007
Deferred finance charges, net	1,188	486
Other assets	593	590

Total assets	$428,175	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share amounts)

	August 31,	February 28,
	2009	2009
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,192	$24,723
Accrued expenses
Employee compensation and benefits	15,038	12,919
Taxes other than income	1,236	1,322
Federal and state income taxes payable	343	—
Other	5,012	4,706
Current installments of long-term debt	77	210

Total current liabilities	48,898	43,880

Long-term debt, less current installments	52,036	76,185
Liability for pension benefits	8,493	6,988
Deferred income taxes	16,962	16,250
Other liabilities	405	1,071

Total liabilities	126,794	144,374

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2009	75,134	75,134
Additional paid in capital	121,962	122,448
Retained earnings	195,042	186,857
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(43)	(1,016)
Unrealized loss on derivative instruments, net of taxes	(1,293)	(1,387)
Minimum pension liability, net of taxes	(12,107)	(12,107)

	(13,443)	(14,510)

	378,695	369,929

Treasury stock
Cost of 4,323,501 shares at August 31, 2009 and 4,336,557 shares at February 28, 2009	(77,314)	(77,923)

Total shareholders’ equity	301,381	292,006

Total liabilities and shareholders’ equity	$428,175	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2009	2008	2009	2008
Net sales	$137,767	$161,050	$268,597	$324,250
Cost of goods sold	101,945	121,812	201,791	244,560

Gross profit	35,822	39,238	66,806	79,690

Selling, general and administrative	19,952	23,738	39,411	45,927
Gain from disposal of assets	(1)	(213)	(3)	(267)

Income from operations	15,871	15,713	27,398	34,030

Other income (expense)
Interest expense	(725)	(892)	(1,420)	(1,925)
Other, net	6	(112)	(294)	(173)

	(719)	(1,004)	(1,714)	(2,098)

Earnings before income taxes	15,152	14,709	25,684	31,932

Provision for income taxes	5,606	5,368	9,503	11,655

Net earnings	$9,546	$9,341	$16,181	$20,277

Weighted average common shares outstanding
Basic	25,735,950	25,697,598	25,727,577	25,689,641

Diluted	25,781,298	25,805,263	25,757,226	25,798,245

Per share amounts
Net earnings - basic	$0.37	$0.36	$0.63	$0.79

Net earnings - diluted	$0.37	$0.36	$0.63	$0.79

Cash dividends per share	$0.155	$0.155	$0.310	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	August 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$16,181	$20,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,609	5,159
Amortization of deferred finance charges	224	224
Amortization of trademarks and customer lists	1,202	1,210
Gain from disposal of assets	(3)	(267)
Bad debt expense	1,528	2,029
Stock based compensation	528	531
Changes in operating assets and liabilities:
Accounts receivable	(7,883)	(7,086)
Prepaid expenses	5,094	(1,543)
Inventories	23,406	7,610
Other assets	(937)	98
Accounts payable and accrued expenses	5,186	2,951
Other liabilities	(666)	(846)
Prepaid pension asset/liability for pension benefits	1,505	670

Net cash provided by operating activities	49,974	31,017

Cash flows from investing activities:
Capital expenditures	(5,800)	(3,214)
Proceeds from disposal of plant and property	8	610

Net cash used in investing activities	(5,792)	(2,604)

Cash flows from financing activities:
Repayment of debt	(24,133)	(14,144)
Dividends	(7,996)	(7,985)
Purchase of treasury stock	(405)	—
Proceeds from exercise of stock options	—	105

Net cash used in financing activities	(32,534)	(22,024)

Effect of exchange rate changes on cash	210	382

Net change in cash and cash equivalents	11,858	6,771
Cash and cash equivalents at beginning of period	9,286	3,393

Cash and cash equivalents at end of period	$21,144	$10,164

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter and six months ended August 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009, from which the accompanying consolidated balance sheet at February 28, 2009 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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
FOR THE PERIOD ENDED AUGUST 31, 2009
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
FAS 165. In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. FAS 165 requires an entity to recognize in the financial statements subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under FAS 165. FAS 165 is effective for the Company’s fiscal year ending February 28, 2010. The adoption of FAS 165 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or notes to the financial statements.
FSP EITF 03-6-1, In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are composed of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The Company applied the provisions of the FSP beginning on March 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the adoption of FSP EITF 03-6-1 had no effect on basic earnings per common share for the three and six months ended August 31, 2008.
FSP FAS 157-4. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (”FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this FSP provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009 (the Company’s quarter ending August 31, 2009). This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
1. Significant Accounting Policies and General Matters-continued
FSP FAS 132R-1. In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures About Postretirement Plan Benefit Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009 (the Company’s fiscal year ending February 28, 2010). The adoption of FSP FAS 132R-1 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows, but additional disclosures will be made in the notes to the financial statements for the year ended February 28, 2010.
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
The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the three and six months ended (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2009	2008	2009	2008
Balance at beginning of period	$3,593	$3,721	$3,561	$3,954
Bad debt expense	989	2,029	1,528	2,029
Recoveries	6	9	18	13
Accounts written off	(520)	(435)	(1,067)	(672)
Foreign currency translation	—	—	28	—

Balance at end of period	$4,068	$5,324	$4,068	$5,324

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
3. Inventories-continued
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2009	2009
Raw material	$12,065	$13,357
Work-in-process	11,175	13,090
Finished goods	55,304	74,720

	$78,544	$101,167

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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at August 31, 2009 are evaluated for impairment on an annual basis. After conducting its fiscal year 2009 test, the Company determined there was no impairment in the Print Segment, and $4.7 million of trademarks in the Apparel Segment were impaired. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
As of August 31, 2009	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$809	$425
Customer lists	29,908	9,028	20,880
Noncompete	500	475	25

	$31,642	$10,312	$21,330

As of February 28, 2009
Amortized intangible assets (in thousands)
Tradenames	$1,234	$742	$492
Customer lists	29,908	7,901	22,007
Noncompete	500	467	33

	$31,642	$9,110	$22,532

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
4. Goodwill and Other Intangible Assets-continued

	August 31,	February 28,
	2009	2009
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the six months ended August 31, 2009 and August 31, 2008 was $1,202,000 and $1,210,000, respectively.
The Company’s estimated amortization expense for the current and next five years is as follows:

2010	$2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
2015	2,136,000
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2008	$40,688	$137,700	$178,388
Goodwill acquired	2,104	—	2,104
Goodwill impairment	—	(63,151)	(63,151)

Balance as of March 1, 2009	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of August 31, 2009	$42,792	$74,549	$117,341

During the six months ended August 31, 2009, there was no change to goodwill. An adjustment of ($63.2) million during the fiscal year ended February 28, 2009 reflects an impairment charge related to goodwill recorded from the previous acquisition of Alstyle Apparel. An adjustment of $2.1 million during fiscal year ended February 28, 2009 was added to goodwill due to a revised tax estimate of prior acquisitions.
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2009	2009
Accrued taxes	$297	$332
Accrued legal and professional fees	307	430
Accrued interest	72	129
Accrued utilities	1,457	1,499
Accrued repairs and maintenance	479	410
Accrual-earn out agreements	655	225
Other accrued expenses	1,745	1,681

	$5,012	$4,706

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
6. Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate $150.0 million revolving credit maturing August 18, 2012. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at August 31, 2009 and February 28, 2009 was $(2.0) million, $(1.3) million net of deferred taxes and $(2.2) million, $(1.4) million net of deferred taxes, respectively. The Swap has been reported on the Consolidated Balance Sheet as long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and six months ended August 31, 2009, there was a loss of approximately $264,000 and $604,000, respectively, reclassified from accumulated other comprehensive income to interest expense related to the Swap the Company has in place.
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
Level 1 - Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Level 3 - Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its interest rate Swap.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of August 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
7. Fair Value Financial Instruments-continued

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$(2,036)	$—	$(2,036)	$—

	$(2,036)	$—	$(2,036)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2009	2009
Revolving credit facility	$50,000	$74,000
Interest rate swap	2,036	2,185
Capital lease obligation	77	210

	52,113	76,395
Less current installments	77	210

Long-term debt	$52,036	$76,185

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.5% or 2.76% at August 31, 2009), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of August 31, 2009, the Company had $50.0 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $97.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of August 31, 2009. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
The capital lease obligation has interest due monthly at 4.96% and principal paid in equal monthly installments. The lease will mature in January 2010. Assets under capital leases with a total gross book value of $936,000 for both August 31, 2009 and February 28, 2009 and accumulated amortization of $605,000 and $488,000 as of August 31, 2009 and February 28, 2009, respectively, are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
The interest rate swap at August 31, 2009 and February 28, 2009 consists of the derivative liability recorded – see Note 6 – Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements for further discussion.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2009	2008	2009	2008
Net earnings	$9,546	$9,341	$16,181	$20,277
Foreign currency translation adjustment, net of deferred taxes	(57)	(184)	973	(204)
Unrealized gain (loss) on derivative instruments, net of deferred taxes	134	(289)	94	(289)

Comprehensive income	$9,623	$8,868	$17,248	$19,784

Changes in shareholders’ equity accounts for the six months ended August 31, 2009 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2009	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006
Net earnings	—	—	—	16,181	—	—	—	16,181
Foreign currency translation, net of deferred tax of $571	—	—	—	—	973	—	—	973
Unrealized gain on derivative instruments, net of deferred tax benefit of $54	—	—	—	—	94	—	—	94

Comprehensive income								17,248
Dividends declared ($.31 per share)	—	—	—	(7,996)	—	—	—	(7,996)
Stock based compensation	—	—	528	—	—	—	—	528
Exercise of stock options and restricted stock grants	—	—	(1,014)	—	—	56,356	1,014	0
Stock repurchases	—	—	—	—	—	(43,300)	(405)	(405)

Balance August 31, 2009	30,053,443	$75,134	$121,962	$195,042	$(13,443)	(4,323,501)	$(77,314)	$301,381

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. During the three months ended August 31, 2009, there were no repurchases of common stock. As of August 31, 2009, there were 96,000 shares of the common stock that had been purchased under the repurchase program in fiscal year 2008 and 2009 at a cost of approximately $1.0 million.
10. Stock Option Plans and Stock Based Compensation
The Company accounts for stock based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) effective July 1, 2005. FAS 123R requires the recognition of the fair value of stock based compensation in earnings.
At August 31, 2009, the Company has stock options granted to key executives and managerial employees and non-employee directors under the Company’s stock option plan, the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 348,463 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Options may be granted at different times during the year and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
10. Stock Option Plans and Stock Based Compensation-continued
vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
For the three months ended August 31, 2009 and 2008, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $282,000 ($177,000 net of tax), and $295,000 ($187,000 net of tax), respectively. For the six months ended August 31, 2009 and 2008, the Company had compensation expense related to share based compensation of $528,000 ($332,000 net of tax), and $531,000 ($337,000 net of tax), respectively.
The Company had the following stock option activity for the six months ended August 31, 2009:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life(in years)	(in thousands)
Outstanding at February 28, 2009	318,563	$10.98	2.4	$75
Granted	105,000	8.94
Terminated	(115,000)	8.69
Exercised	—	—

Outstanding at August 31, 2009	308,563	$11.14	5.4	$1,106

Exercisable at August 31, 2009	198,563	$12.16	3.1	$614

(a)	Value is calculated on the basis of the difference between the market value of the Company’s Common Stock as reported on the New York Stock Exchange on August 31, 2009 ($13.63) and the exercise price, multiplied by the number of shares indicated.
The Company did not grant any stock options during the six months ended August 31, 2008. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2009:

Expected volatility	32.35%
Expected term (years)	4
Risk free interest rate	2.01%
Dividend yield	4.74%

Weighted average grant-date fair value	$1.583
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2009	2008	2009	2008
Total cash received	$—	$105	$—	$105
Income tax benefits	—	—	—	—
Total grant-date fair value	—	13	—	13
Intrinsic value	—	—	—	—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
10. Stock Option Plans and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2009, and changes during the six months ended August 31, 2009 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2009	18,425	$2.85
New grants	105,000	1.58
Vested	(13,425)	2.85
Forfeited	—	—

Unvested at August 31, 2009	110,000	$1.64

As of August 31, 2009, there was $155,000 of unrecognized compensation cost related to nonvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 3.5 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2009 was $183,000.
The Company had the following restricted stock grants activity for the six months ended August 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2009	103,091	$19.33
Granted	44,800	8.94
Terminated	—	—
Vested	(56,421)	17.48

Outstanding at August 31, 2009	91,470	$15.38

As of August 31, 2009, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.2 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years.
11. Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 14% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
11. Employee Benefit Plans-continued

	Three months ended		Six months ended
	August 31,		August 31,
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$285	$335	$570	$670
Interest cost	685	657	1,370	1,313
Expected return on plan assets	(606)	(812)	(1,212)	(1,624)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	425	191	849	383

Net periodic benefit cost	$753	$335	$1,505	$670

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
At August 31, 2009, 108,950 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2009, 90,200 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	25,735,950	25,697,598	25,727,577	25,689,641
Effect of dilutive options	45,348	107,665	29,649	108,604

Diluted weighted average common shares outstanding	25,781,298	25,805,263	25,757,226	25,798,245

Per share amounts:
Net earnings – basic	$0.37	$0.36	$0.63	$0.79

Net earnings – diluted	$0.37	$0.36	$0.63	$0.79

Cash dividends	$0.155	$0.155	$0.310	$0.310

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are comprised of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic earnings per share amounts have been retroactively adjusted for all periods presented. The impact of the adoption of FSP EITF 03-6-1 had no effect on basic earnings per common share for the three and six months ended August 31, 2008.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
13. Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 54% of the Company’s consolidated net sales for the three and six months ended August 31, 2009, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The second segment, the Apparel Segment, which accounted for 46% of the Company’s consolidated net sales for the three and six months ended August 31, 2009, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and six months ended August 31, 2009 and 2008 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2009:
Net sales	$73,915	$63,852	$—	$137,767
Depreciation	1,488	548	217	2,253
Amortization of identifiable intangibles	234	366	—	600
Segment earnings (loss) before income tax	12,710	6,224	(3,782)	15,152
Segment assets	148,940	254,888	24,347	428,175
Capital expenditures	1,147	3,973	51	5,171

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
13. Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2008:
Net sales	$85,395	$75,655	$—	$161,050
Depreciation	1,542	695	239	2,476
Amortization of identifiable intangibles	238	367	—	605
Segment earnings (loss) before income tax	14,375	4,638	(4,304)	14,709
Segment assets	159,510	341,912	13,113	514,535
Capital expenditures	1,111	188	50	1,349

Six months ended August 31, 2009:
Net sales	$145,625	$122,972	$—	$268,597
Depreciation	3,042	1,132	435	4,609
Amortization of identifiable intangibles	469	733	—	1,202
Segment earnings (loss) before income tax	23,520	9,623	(7,459)	25,684
Segment assets	148,940	254,888	24,347	428,175
Capital expenditures	1,354	4,326	120	5,800

Six months ended August 31, 2008:
Net sales	$170,692	$153,558	$—	$324,250
Depreciation	3,364	1,325	470	5,159
Amortization of identifiable intangibles	476	734	—	1,210
Segment earnings (loss) before income tax	28,822	11,431	(8,321)	31,932
Segment assets	159,510	341,912	13,113	514,535
Capital expenditures	2,945	200	69	3,214
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2009:
Net sales to unaffiliated customers
Print Segment	$73,915	$—	$—	$73,915
Apparel Segment	58,875	4,349	628	63,852

	$132,790	$4,349	$628	$137,767

Identifiable long-lived assets
Print Segment	$39,774	$—	$—	$39,774
Apparel Segment	5,230	38	5,217	10,485
Corporate	5,019	—	—	5,019

	$50,023	$38	$5,217	$55,278

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended August 31, 2008:
Net sales to unaffiliated customers
Print Segment	$85,395	$—	$—	$85,395
Apparel Segment	71,388	4,145	122	75,655

	$156,783	$4,145	$122	$161,050

Identifiable long-lived assets
Print Segment	$42,290	$—	$—	$42,290
Apparel Segment	6,786	54	1,994	8,834
Corporate	5,778	—	—	5,778

	$54,854	$54	$1,994	$56,902

Six months ended August 31, 2009:
Net sales to unaffiliated customers
Print Segment	$145,625	$—	$—	$145,625
Apparel Segment	113,574	7,744	1,654	122,972

	$259,199	$7,744	$1,654	$268,597

Six months ended August 31, 2008:
Net sales to unaffiliated customers
Print Segment	$170,692	$—	$—	$170,692
Apparel Segment	143,988	9,053	517	153,558

	$314,680	$9,053	$517	$324,250

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Six months ended
	August 31,
	2009	2008
Interest paid	$1,477	$2,234
Income taxes paid	$4,591	$13,464
15. Concentrations of Risk
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
The Company, for quality and pricing reasons, purchases its paper, cotton and yarn products from a limited number of suppliers. To maintain its high standard of color control associated with its apparel products, the Company purchases its dyeing chemicals from limited sources. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2009
15. Concentrations of Risk-continued
accounts up to $250,000. At August 31, 2009, cash balances included $18.4 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits. At August 31, 2009, the Company had $576,000 in Canadian and $1.5 million in Mexican bank accounts.
16. Subsequent Events
On September 18, 2009, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on November 2, 2009 to shareholders of record on October 12, 2009.
The Company has evaluated subsequent events through September 25, 2009, the date the financial statements of the Company were issued. During this period, no material recognizable subsequent events were identified.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009

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
Print Segment
     The Print Segment, which represented 54% of our consolidated net sales for the three and six months ended August 31, 2009, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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
     The printing industry generally sells its products in two ways. One market direction is to sell predominately to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelly), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.
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
Apparel Segment
     The Apparel Segment represented 46% of our consolidated net sales for the three and six months ended August 31, 2009, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. Over 95% of Alstyle’s revenues are derived from t-shirt sales, and more than 90% of those are domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
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
FOR THE PERIOD ENDED AUGUST 31, 2009
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
FOR THE PERIOD ENDED AUGUST 31, 2009
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
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. In fiscal year 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of August 31, 2009, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
     We may be required to borrow under our credit facility to provide financing for our new manufacturing facility in Agua Prieta in the state of Sonora, Mexico. Our ability to access this facility for these funds will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. In the event that we aren’t able to access the facility for the funds needed and require additional capital, there can be no assurance that we will be able to raise such capital when needed or at all.
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
In fiscal year 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. In fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
and $4.7 million to goodwill and trademarks, respectively. At August 31, 2009, our goodwill and other intangible assets were approximately $117.3 million and $79.9 million, respectively.
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
     As of August 31, 2009, approximately 11% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials, material shortages, or an increase in transportation costs, could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 70% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms and our results of operations could be materially adversely affected.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
     Alstyle generally acquires its cotton yarn under short-term purchase orders with its suppliers and has exposure to swings in cotton market prices. Alstyle does not use derivative instruments, including cotton option contracts, to manage its exposure to movements in cotton market prices. Alstyle may use such derivative instruments in the future. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. However, any significant increase in the price of cotton or shortages in the availability of cotton as the result of farmers switching to alternative crops, such as corn, could have a material adverse effect on our results of operations.
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
FOR THE PERIOD ENDED AUGUST 31, 2009
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 1% for the three months ended August 31, 2009 and 5% for the six months ended August 31, 2009 of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
     We have announced plans to build a new apparel manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico which is expected to be completed during fiscal year 2011. The construction of this new facility will involve numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that will be required to be financed through internal cash flows or alternatively additional debt, which given the current financial environment there can be no assurances that such funds will be available. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
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
     We incur significant freight costs to transport our goods, especially as it relates to our Apparel Segment where we transport our product from our domestic textile plant to foreign sewing facilities and then to bring our goods back into the United States. In addition, we incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
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
FOR THE PERIOD ENDED AUGUST 31, 2009
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
Result of Operations

	Three Months Ended August 31,				Six Months Ended August 31,
	2009		2008		2009		2008
Net sales	$137,767	100.0%	$161,050	100.0%	$268,597	100.0%	$324,250	100.0%
Cost of goods sold	101,945	74.0	121,812	75.6	201,791	75.1	244,560	75.4

Gross profit	35,822	26.0	39,238	24.4	66,806	24.9	79,690	24.6
Selling, general and administrative	19,952	14.5	23,738	14.7	39,411	14.7	45,927	14.2
Gain from disposal of assets	(1)	0.0	(213)	0.0	(3)	0.0	(267)	(0.1)

Income from operations	15,871	11.5	15,713	9.7	27,398	10.2	34,030	10.5
Other expense	(719)	(0.5)	(1,004)	(0.6)	(1,714)	(0.6)	(2,098)	(0.6)

Earnings before income taxes	15,152	11.0	14,709	9.1	25,684	9.6	31,932	9.9
Provision for income taxes	5,606	4.1	5,368	3.3	9,503	3.6	11,655	3.6

Net earnings	$9,546	6.9%	$9,341	5.8%	$16,181	6.0%	$20,277	6.3%

Critical Accounting Policies and Judgments
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their affect on our more significant estimates and judgments used in preparation of our consolidated financial statements.
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. In fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million of goodwill and trademarks, respectively. At August 31, 2009, our goodwill and other intangible assets were approximately $117.3 million and $79.9 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $3.4 million and $6.8 million of revenue were recognized under these agreements during the three and six months ended August 31, 2009, respectively, as compared to $4.7 million and $9.3 million during the three and six months ended August 31, 2008, respectively.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
Results of Operations – Consolidated
     Overview. Our results of operations for the three months and six months ended August 31, 2009 continue to be impacted by the negative economic environment. However, despite the economic environment which lead to a continued decline in sales, we were able to increase margins by 160 basis points and maintain earning levels during the quarter by successfully implementing cost reductions programs at both our Print and Apparel Segments. We continued to maintain a strong balance sheet, with excellent liquidity and leverage ratios. We generated an additional $24.8 million in cash from our operations, during the quarter, bringing the six month total to $50.0 million.
Three Months ended August 31, 2009 compared to Three Months ended August 31, 2008
     Net Sales. Our sales for the quarter continued to be impacted by the decline in the economic environment. On a comparable basis our sales declined from $161.1 million for the three months ended August 31, 2008 to $137.8 million for current quarter, or 14.5%. While our sales continued to decline on a comparable basis, on a sequential basis our sales for the current quarter increased by 5.4% from $130.8 million for the three months ended May 31, 2009. Our Print Segment sales for the quarter decreased $11.5 million, or 13.5%, from $85.4 million for the same quarter last year to $73.9 million for the current quarter. Our Apparel Segment sales decreased $11.8 million, or 15.6%, from $75.7 million for the same quarter last year to $63.9 million for the current quarter.
     Cost of Goods Sold. Due to cost reduction initiatives implemented and reduced sales, our manufacturing costs decreased by $19.9 million or 16.3%. Our cost of goods sold for the three months ended August 31, 2009 was $101.9 million, or 74.0% of sales, compared to $121.8 million, or 75.6% of sales for the three months ended August 31, 2008. As our costs declined by 16.3% compared to our 14.5% decline in sales, we saw our margins improve 160 basis points during the quarter from 24.4% for the three months ended August 31, 2008 to 26.0% for the three months ended August 31, 2009.
     Selling, general and administrative expense. For the three months ended August 31, 2009, our selling, general and administrative expenses were $20.0 million, or 14.5% of sales, compared to $23.7 million, or 14.7% of sales for the three months ended August 31, 2008, or a decrease of approximately $3.7 million, or 15.6%. Approximately $1.7 million of the decrease was a result of our cost reduction initiatives implemented. The remaining $2.0 million related to a non-recurring charge taken last year for a large apparel customer which declared bankruptcy.
     Gain from disposal of assets. The gain from disposal of assets of $1,000 for the three months ended August 31, 2009 resulted primarily from the sale of manufacturing equipment. The gain from disposal of assets of $213,000 for the three months ended August 31, 2008 resulted primarily from a $0.3 million gain from the sale of a vacant facility, offset by net losses from disposal of various manufacturing equipment.
     Income from operations. While our volume decline impacted our operational performance by $5.7 million during the quarter, we were able to successfully offset this by improving our margins, which had a positive impact of $2.2 million on our operational performance and reducing our selling, general and administrative expenses by $3.7 million. As a result, we were able to not only increase our operational earnings on a dollar-basis, but significantly improve our operational performance, on a percentage of sales basis. Our income from operations for the three months ended August 31, 2009 was $15.9 million or 11.5% of sales, compared to $15.7 million, or 9.7% of sales for the three months ended August 31, 2008.
     Other income and expense. Our interest expense decreased from $0.9 million for the three months ended August 31, 2008 to $0.7 million for the three months ended August 31, 2009 due to less debt on average being outstanding and a lower effective borrowing rate during the quarter.
     Provision for income taxes. Our effective tax rate was 37.0% for the three months ended August 31, 2009 compared to 36.5% for the three months ended August 31, 2008. The increase in our effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
     Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2009 was $9.5 million, or 6.9% of sales, compared to $9.3 million, or 5.8% of sales for the three months ended August 31, 2008. Our basic earnings per share were $0.37 per share for the three months ended August 31, 2009 compared to $0.36 per share for the three months ended August 31, 2008. Our diluted earnings per share were $0.37 per share for the three months ended August 31, 2009 compared to $0.36 per share for the three months ended August 31, 2008.
Six Months ended August 31, 2009 compared to Six Months ended August 31, 2008
     Net Sales. Our sales for the period continued to be impacted by the decline in the economic environment. Net sales for the six months ended August 31, 2009 were $268.6 million compared to $324.3 million for the six months ended August 31, 2008, a decrease of $55.7 million, or 17.2%. Our Print Segment sales for the period decreased $25.1 million or 14.7% from $170.7 million to $145.6 million for the six months ended August 31, 2008 and 2009, respectively. Our Apparel Segment sales for the period decreased $30.6 million or 19.9% from $153.6 million to $123.0 million for the six months ended August 31, 2008 and 2009, respectively.
     Cost of Goods Sold. Due to cost reduction initiatives implemented and reduced sales, our manufacturing costs decreased by $42.8 million or 17.5%. Our cost of goods sold for the period ended August 31, 2009 was $201.8 million, or 75.1% of sales, compared to $244.6 million, or 75.4% of sales for the comparable period last year. As a result of the 17.5% reduction in our manufacturing costs during the period, our gross margins, as a percentage of sales, increased from 24.6% for the six months ended August 31, 2008 to 24.9% for the six months ended August 31, 2009.
     Selling, general and administrative expense. For the six months ended August 31, 2009, our selling, general and administrative expenses were $39.4 million compared to $45.9 million for the six months ended August 31, 2008, or a decrease of approximately $6.5 million. On a dollar basis, these expenses decreased as a result of our cost reduction initiatives and the non-recurring impact associated with the Apparel customer’s bankruptcy filing previously discussed. As a percentage of sales, these expenses increased slightly from 14.2% to 14.7% for the period ended August 31, 2008 and 2009, respectively, due to the fact that while these expenses decreased by 14.2% over the comparable period, our sales declined by 17.2% over the same period last year.
     Gain from disposal of assets. The gain from disposal of assets of $3,000 for the six months ended August 31, 2009 resulted primarily from the sale of manufacturing equipment. The gain from disposal of assets of $267,000 for the six months ended August 31, 2008 related primarily from a $0.3 million gain from the sale of a vacant facility, offset by net losses from disposal of various manufacturing equipment.
     Income from operations. Our income from operations for the six months ended August 31, 2009 was $27.4 million, or 10.2% of sales compared to $34.0 million, or 10.5% of sales for the same period last year, or a decline of $6.6 million. On a percentage basis, we were able to, for the most part, successfully offset the negative impact of our sales decline through improved margins and reduced selling, general and administrative (“SG&A”) costs. However, on a dollar basis, these reductions were not able to fully overcome the impact of fewer sales (volume impact -$13.7 million, margin impact +$.8 million, SG&A impact +$6.5 million and other -$.2 million).
     Other income and expense. Our interest expense decreased from $1.9 million for the six months ended August 31, 2008 to $1.4 million for the six months ended August 31, 2009 due to less debt on average being outstanding and a lower effective borrowing rate during the six months.
     Provision for income taxes. Our effective tax rate was 37.0% for the six months ended August 31, 2009 compared to 36.5% for the six months ended August 31, 2008. The increase in our effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.
     Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2009 was $16.2 million, or 6.0% of sales, compared to $20.3 million, or 6.3% of sales for the six months ended August 31, 2008. Our basic earnings per share for the six months ended August 31, 2009 was $0.63 per share compared to $0.79 per share for the six months ended August 31, 2008. Our diluted earnings per share was $0.63 per share for the six months ended August 31, 2009 compared to $0.79 for the six months ended August 31, 2008.

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
Results of Operations – Segments

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2009	2008	2009	2008
Print	$73,915	$85,395	$145,625	$170,692
Apparel	63,852	75,655	122,972	153,558

Total	$137,767	$161,050	$268,597	$324,250

     Print Segment. Our net sales for our Print Segment, which represented 53.7% and 54.2% of our consolidated sales during the three and six months ended August 31, 2009, were approximately $73.9 million and $145.6 million for the same period, compared to approximately $85.4 million and $170.7 million for the three and six months ended August 31, 2008, a decrease of $11.5 million and $25.1 million, or 13.5% and 14.7%, respectively. Sales from our traditional print plants declined primarily due to general economic conditions and the continued contraction of traditional business forms which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 46.3% and 45.8% of our consolidated sales for the three and six months ended August 31, 2009, were approximately $63.9 million and $123.0 million for the three and six months ended August 31, 2009, as compared to approximately $75.7 million and $153.6 million for the three and six months ended August 31, 2008, or a decrease of $11.8 million and $30.6 million, or 15.6% and 19.9%, respectively. The decrease in the Apparel Segment’s sales was due to the continued economic recession, excess inventory levels in the marketplace and pricing strategies of some competitors.

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2009	2008	2009	2008
Print	$21,205	$22,274	$40,106	$46,006
Apparel	14,617	16,964	26,700	33,684

Total	$35,822	$39,238	$66,806	$79,690

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales was 28.7% for the three months ended August 31, 2009, as compared to 26.1% for the three months ended August 31, 2008. Despite the economic environment, and double digit sales volume decline in our Print Segment, we were able to increase our margin due to the cost controls measures we have in place. Our Print margin, as a percentage of sales, was 27.5% for the six months ended August 31, 2009, as compared to 27.0% for the six months ended August 31, 2008. Our year-to-date margins have remained relatively stable. While costs increases impacted our margins earlier in the period, we were able to effectively offset these costs increases during the second quarter of this fiscal year through improved operational efficiencies.
     Apparel Segment. Our Apparel gross profit margin (“margin”) as a percentage of sales, were 22.9% and 21.7%, for the three and six months ended August 31, 2009, as compared to 22.4% and 21.9% for the three and six months ended August 31, 2008, respectively. While we feel good that given the current economic environment and competitive landscape we have been able to relatively maintain our apparel margins, on a percent of sales basis, during the current periods, we however do not feel these margins have yet fully recovered from previous raw material prices and freight, chemical and energy costs increases. In addition, customer mix changes (i.e., more sales to larger lower pricing tiered customers) have also impacted the recovery of our margins (as the sales growth being experienced has been disproportionately driven by our larger customers, this has had the impact of diluting, on an overall basis, our selling price and thus the comparative impact on our margins).

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2009	2008	2009	2008
Print	$12,709	$14,375	$23,520	$28,822
Apparel	6,224	4,638	9,623	11,431

Total	18,933	19,013	33,143	40,253
Less corporate expenses	3,781	4,304	7,459	8,321

Earnings before income taxes	$15,152	$14,709	$25,684	$31,932

     Print Segment. Our Print profit decreased approximately $1.7 million and $5.3 million, or 11.8% and 18.4%, from $14.4 million and $28.8 for the three and six months ended August 31, 2008, respectively, to $12.7 million and $23.5 million for the three and six months ended August 31, 2009, respectively. As a percent of sales, our Print profits were 17.2% and 16.2% for the three and six months ended August 31, 2009, as compared to16.8% and 16.9% for the three and six months ended August 31, 2008. The increase in our Print profit, as a percentage of sales during the current quarter, resulted from cost reduction initiatives implemented during the first quarter and a slight increase, on a sequential basis, in our revenue for the quarter ($73.9 million versus $71.7 million, or 3.1%). The slight decline in Print profits for the six month period (16.2% versus 16.9%) related primarily to the 14.7% revenue decline and corresponding cost reduction initiatives not being employed for the full period.
     Apparel Segment. Our Apparel profit increased approximately $1.6 million, or 34.8%, from $4.6 million for the three months ended August 31, 2008 to $6.2 million for the three months ended August 31, 2009. Our Apparel profit decreased approximately $1.8 million, or 15.8%, from $11.4 million for the six months ended August 31, 2008 to $9.6 million for the six months ended August 31, 2009. On a percentage basis, we have been able to offset the decline in sales experienced during the quarter and period through improved operational and manufacturing efficiencies. As a percent of sales, our Apparel profits were 9.7% and 7.8% for the three and six months ended August 31, 2009, compared to 6.1% and 7.4% for the comparable periods last year. As a result of the operational/ manufacturing efficiency gains, the non-recurring charge taken last year for a bankrupt customer was able to, for the most part, drop to our Apparel’s bottom-line during the current quarter.
Liquidity and Capital Resources

	August 31,	February 28,
(Dollars in thousands)	2009	2009	Change
Working Capital	$125,034	$138,374	-9.6%
Cash and cash equivalents	$21,144	$9,286	127.7%
     Working Capital. Our working capital decreased by approximately $13.3 million, or 9.6% from $138.4 million at February 28, 2009 to $125.0 million at August 31, 2009. The decrease in our working capital during the period related primarily to the $24.0 million pay-down in our long-term debt during the quarter. As a result, our current ratio, calculated by dividing our current assets by our current liabilities decreased from 4.2 to 1.0 at February 28, 2009 to 3.6 to 1.0 at August 31, 2009. However, our long term debt to equity ratio improved from .26 to 1.0 to .17 to 1.0.
     Cash and cash equivalents. Cash and cash equivalents consists of highly liquid investments, such as time deposits held at major banks, commercial paper, United States government agency discounts notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

	Six months ended August 31,
(Dollars in thousands)	2009	2008	Change
Net Cash provided by operating activities	$49,974	$31,017	61.1%
Net Cash used in investing activities	$(5,792)	$(2,604)	122.4%
Net Cash used in financing activities	$(32,534)	$(22,024)	47.7%

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
     Cash flows from operating activities. Cash provided by operating activities increased by $19.0 million, or 61.1% to $50.0 million for the six months ending August 31, 2009, compared to $31.0 million for the six months ended August 31, 2008. We were able to generate cash by reducing our inventories by $23.4 million and increasing our payables by $5.2 million during the period, which was offset by the increase in our trade receivables of $7.9 million.
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, increased by $3.2 million from $2.6 million for the six months ended August 31, 2008 to $5.8 million for the six months ended August 31, 2009. The increase relates primarily to capital expenditures relating to our new Apparel manufacturing facility located in Agua Prieta, Mexico.
     Cash flows from financing activities. We used $10.5 million more in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $24.1 million during the six months ended August 31, 2009, compared to $14.1 million during the same period of 2008.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.5% or 2.76% at August 31, 2009), depending on our total funded debt to EBITDA ratio, as defined. As of August 31, 2009, we had $50.0 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $97.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of August 31, 2009. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During the six months ended August 31, 2009, we repaid $24.1 million on other debt. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
     We use derivative financial instruments to manage our exposures to interest rate fluctuations on our floating rate $150.0 million revolving credit maturing August 18, 2012. The derivative instruments are accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 133”). FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at August 31, 2009 was $(2.0) million, $(1.3) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in long-term debt with a related deferred charge recorded as a component of other comprehensive income.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
to be in effect. Certain of our rebate programs, do however, require minimum purchase volumes. Management anticipates meeting the required volumes.
     Capital Expenditures – We expect our capital requirements for 2010, exclusive of capital required for possible acquisitions and the construction of our new manufacturing facility will be in line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities in order to cover our operating and other capital requirements for our foreseeable future.
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
     Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2009 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2009.
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
FOR THE PERIOD ENDED AUGUST 31, 2009
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
FAS 165. In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. FAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under FAS 165. FAS 165 is effective for our fiscal year ending February 28, 2010. The adoption of FAS 165 did not have a material effect on our consolidated financial position, results of operations, cash flows or notes to the financial statements.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the FSP beginning on March 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the adoption of FSP EITF 03-6-1 had no effect on basic earnings per common share for the three and six months ended August 31, 2008.
FSP FAS 157-4. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this FSP provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009 (our quarter ending August 31, 2009). This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have an effect on our consolidated financial position, results of operations or cash flows.
FSP FAS 132R-1. In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures About Postretirement Plan Benefit Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to make additional disclosures about plan

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009 (our fiscal year ending February 28, 2010). The adoption of FSP FAS 132R-1 is not expected to have an impact on our consolidated financial position, results of operations or cash flows, but additional disclosures will be made in the notes to the financial statements for the year ended February 28, 2010.
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
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facility, totaled $50.0 million at August 31, 2009. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2009 would be approximately $0.1 million.
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2009 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending proceedings, other than ordinary routine litigation incidental to the business to which the Company or any of its subsidiaries is a party or of which any of their property is subject.
Item 1A. Risk Factors
     Reference is made to page 24 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of common stock during the second quarter of fiscal year 2010. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program.
     Under the existing plan which was enacted by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of September 25, 2009, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million.
Items 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on July 1, 2009.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directs listed in the Proxy Statement and all such nominees were elected. There were no abstentions or broker non-votes.
Directors elected were:

Nominees for Director	Vote Cast for	Votes Withheld
Godfrey M. Long, Jr.	17,138,983	6,467,014
Thomas R. Price	22,982,634	623,363
Alejandro Quiroz	17,143,057	6,462,940

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
The following directors’ terms of office as director continued after the Annual Meeting of Shareholders:
Frank D. Bracken
Kenneth G. Pritchett
Michael J. Schaefer
James C. Taylor.
Michael D. Magill
Keith S. Walters
(c)	Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes respectively.
Selection of Grant Thornton, LLP as independent auditors of the Company for the fiscal year ending February 28, 2010.

For	23,493,356
Against	51,509
Abstain	61,132
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10Q
FOR THE PERIOD ENDED AUGUST 31, 2009
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: September 25, 2009	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 25, 2009	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. – Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith