Form 10-Q
period 2009-11-30
ENNIS, INC.
filed 2009-12-23
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 18, 2009, there were 25,821,412 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 28,
	2009	2009
	(unaudited)
Assets
Current assets
Cash	$22,594	$9,286
Accounts receivable, net of allowance for doubtful receivables of $4,463 at November 30, 2009 and $3,561 at February 28, 2009	57,726	57,467
Prepaid expenses	4,270	3,780
Prepaid income taxes	—	4,826
Inventories	76,048	101,167
Deferred income taxes	5,728	5,728
Assets held for sale	804	—

Total current assets	167,170	182,254

Property, plant and equipment, at cost
Plant, machinery and equipment	134,696	133,300
Land and buildings	51,129	43,150
Other	22,349	22,679

Total property, plant and equipment	208,174	199,129
Less accumulated depreciation	148,934	144,457

Net property, plant and equipment	59,240	54,672

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,930	59,030
Customer lists, net	20,316	22,007
Deferred finance charges, net	1,163	486
Other assets	636	590

Total assets	$424,796	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share amounts)

	November 30,	February 28,
	2009	2009
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,610	$24,723
Accrued expenses
Employee compensation and benefits	15,996	12,919
Taxes other than income	1,583	1,322
Federal and state income taxes payable	820	—
Other	5,827	4,706
Current installments of long-term debt	39	210

Total current liabilities	48,875	43,880

Long-term debt, less current installments	42,067	76,185
Liability for pension benefits	9,245	6,988
Deferred income taxes	17,097	16,250
Other liabilities	405	1,071

Total liabilities	117,689	144,374

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2009	75,134	75,134
Additional paid in capital	122,237	122,448
Retained earnings	200,230	186,857
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	240	(1,016)
Unrealized loss on derivative instruments, net of taxes	(1,313)	(1,387)
Minimum pension liability, net of taxes	(12,107)	(12,107)

	(13,180)	(14,510)

	384,421	369,929
Treasury stock
Cost of 4,323,501 shares at November 30, 2009 and 4,336,557 shares at February 28, 2009	(77,314)	(77,923)

Total shareholders’ equity	307,107	292,006

Total liabilities and shareholders’ equity	$424,796	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008

Net sales	$127,756	$142,453	$396,353	$466,703
Cost of goods sold	93,456	104,596	295,247	349,156

Gross profit	34,300	37,857	101,106	117,547

Selling, general and administrative	19,006	21,933	58,417	67,860
(Gain) loss from disposal of assets	2	(71)	(1)	(338)

Income from operations	15,292	15,995	42,690	50,025

Other income (expense)
Interest expense	(662)	(778)	(2,082)	(2,703)
Other, net	(40)	337	(334)	164

	(702)	(441)	(2,416)	(2,539)

Earnings before income taxes	14,590	15,554	40,274	47,486

Provision for income taxes	5,399	5,678	14,902	17,333

Net earnings	$9,191	$9,876	$25,372	$30,153

Weighted average common shares outstanding
Basic	25,763,840	25,751,068	25,745,886	25,717,105

Diluted	25,825,800	25,808,497	25,788,579	25,790,031

Per share amounts
Net earnings — basic	$0.36	$0.38	$0.99	$1.17

Net earnings — diluted	$0.36	$0.38	$0.98	$1.17

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	November 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$25,372	$30,153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,830	7,567
Amortization of deferred finance charges	330	335
Amortization of tradenames and customer lists	1,803	1,814
Gain from disposal of assets	(1)	(338)
Bad debt expense	1,768	2,819
Stock based compensation	803	742
Excess tax benefit of stock based compensation	—	(105)
Deferred income taxes	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	1,179
Prepaid expenses	4,447	(2,953)
Inventories	26,101	(6,496)
Other assets	(1,065)	56
Accounts payable and accrued expenses	5,185	1,640
Other liabilities	(666)	(1,216)
Prepaid pension asset/liability for pension benefits	2,257	1,006

Net cash provided by operating activities	71,469	36,203

Cash flows from investing activities:
Capital expenditures	(11,739)	(4,005)
Proceeds from disposal of plant and property	8	868

Net cash used in investing activities	(11,731)	(3,137)

Cash flows from financing activities:
Repayment of debt	(34,171)	(21,699)
Dividends	(11,999)	(11,992)
Purchase of treasury stock	(405)	—
Proceeds from exercise of stock options	—	630
Excess tax benefit of stock based compensation	—	105

Net cash used in financing activities	(46,575)	(32,956)

Effect of exchange rate changes on cash	145	(531)

Net change in cash	13,308	(421)
Cash at beginning of period	9,286	3,393

Cash at end of period	$22,594	$2,972

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter and nine months ended November 30, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009, from which the accompanying consolidated balance sheet at February 28, 2009 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurement which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements, but rather applies all other pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. The adoption of the remaining provisions of this guidance previously deferred did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ending February 28, 2010). The impact of the adoption will depend on the nature and terms of future acquisitions, if any.
In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ending February 28, 2010). The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued authoritative guidance which requires entities to provide enhanced disclosures about derivative instruments and hedging activities. The guidance is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or notes to the financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
1. Significant Accounting Policies and General Matters-continued
In May 2009, the FASB issued authoritative guidance which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance requires an entity to recognize in the financial statements subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under this guidance. The company adopted this guidance in the second quarter of fiscal year 2010, and the adoption did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or notes to the financial statements.
In June 2008, the FASB issued authoritative guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are composed of unvested restricted stock. These participating securities, prior to application, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The Company adopted the new guidance on March 1, 2009, and has calculated and presented basic earnings per common share on this basis for all periods presented for fiscal year 2010. The impact of the adoption had no effect on basic earnings per common share for the three and nine months ended November 30, 2008.
In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this guidance identifies circumstances that indicate a transaction is not orderly. The Company adopted this guidance in the second quarter of fiscal year 2010, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Company adopted this guidance in the second quarter of fiscal 2010 and the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.
In December 2008, the FASB issued authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this additional guidance shall be provided for fiscal years ending after December 15, 2009 (the Company’s fiscal year ending February 28, 2010). The adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows, but additional disclosures will be made in the notes to the financial statements for the year ended February 28, 2010.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
2. Accounts Receivable and Allowance for Doubtful Receivables-continued
The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the three and nine months ended (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008
Balance at beginning of period	$4,068	$5,324	$3,561	$3,954
Bad debt expense	240	790	1,768	2,819
Recoveries	239	5	257	18
Accounts written off	(74)	(917)	(1,141)	(1,589)
Foreign currency translation	(10)	—	18	—

Balance at end of period	$4,463	$5,202	$4,463	$5,202

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2009	2009
Raw material	$12,174	$13,357
Work-in-process	14,151	13,090
Finished goods	49,723	74,720

	$76,048	$101,167

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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
4. Goodwill and Other Intangible Assets-continued
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at November 30, 2009 are evaluated for impairment on an annual basis. After conducting its fiscal year 2009 test, the Company determined there was no impairment in the Print Segment, and $4.7 million of trademarks in the Apparel Segment were impaired. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
As of November 30, 2009	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$842	$392
Customer lists	29,908	9,592	20,316
Noncompete	500	479	21

	$31,642	$10,913	$20,729

As of February 28, 2009
Amortized intangible assets (in thousands)
Tradenames	$1,234	$742	$492
Customer lists	29,908	7,901	22,007
Noncompete	500	467	33

	$31,642	$9,110	$22,532

	November 30,	February 28,
	2009	2009
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the nine months ended November 30, 2009 and November 30, 2008 was $1,803,000 and $1,814,000, respectively.
The Company’s estimated amortization expense for the current and next five fiscal years is as follows:

2010	$2,403,000
2011	2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
2015	2,136,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
4. Goodwill and Other Intangible Assets-continued
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2008	$40,688	$137,700	$178,388
Goodwill acquired	2,104	—	2,104
Goodwill impairment	—	(63,151)	(63,151)

Balance as of March 1, 2009	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of November 30, 2009	$42,792	$74,549	$117,341

An adjustment of ($63.2) million during the fiscal year ended February 28, 2009 reflects an impairment charge related to goodwill recorded from the previous acquisition of Alstyle Apparel. An adjustment of $2.1 million during fiscal year ended February 28, 2009 was added to goodwill due to a revised tax estimate of prior acquisitions.
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30,	February 28,
	2009	2009
Accrued taxes	$317	$332
Accrued legal and professional fees	448	430
Accrued interest	127	129
Accrued utilities	1,755	1,499
Accrued repairs and maintenance	513	410
Accrual-earn out agreements	599	225
Other accrued expenses	2,068	1,681

	$5,827	$4,706

6. Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate $150.0 million revolving credit facility maturing August 18, 2012. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at November 30, 2009 and February 28, 2009 was $(2.1) million, $(1.3) million net of deferred taxes and $(2.2) million, $(1.4) million net of deferred taxes, respectively. The Swap has been reported on the Consolidated Balance Sheet as long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and nine months ended November 30, 2009, there was a loss of approximately $358,000 and $962,000, respectively, reclassified from accumulated other comprehensive income to interest expense related to the Swap the Company has in place.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
7. Fair Value Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable and long-term debt approximate fair value because of the short maturity and/or variable rates associated with these instruments. Derivative financial instruments are recorded at fair value.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its Interest Rate Swap Agreement (“Swap”).
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of November 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	November 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative liability (“Swap”)	$(2,067)	$—	$(2,067)	$—

	$(2,067)	$—	$(2,067)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2009	2009
Revolving credit facility	$40,000	$74,000
Interest rate swap	2,067	2,185
Capital lease obligation	39	210

	42,106	76,395
Less current installments	39	210

Long-term debt	$42,067	$76,185

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
8. Long-Term Debt-continued
On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.25% or 2.49% at November 30, 2009), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of November 30, 2009, the Company had $40.0 million of borrowings under the revolving credit line and $3.7 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $106.3 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of November 30, 2009. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
The capital lease obligation has interest due monthly at 4.96% and principal paid in equal monthly installments. The lease will mature in January 2010. Assets under capital leases with a total gross book value of $936,000 for both November 30, 2009 and February 28, 2009 and accumulated amortization of $663,000 and $488,000 as of November 30, 2009 and February 28, 2009, respectively, are included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.
The interest rate swap at November 30, 2009 and February 28, 2009 consists of the derivative liability recorded — see Note 6 — Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements for further discussion.
We capitalized $109,000 of interest expense for the three and nine months ended November 30, 2009 relating to the construction of the Agua Prieta facility. There was no interest expense capitalized for the three and nine months ended November 30, 2008.
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008
Net earnings	$9,191	$9,876	$25,372	$30,153
Foreign currency translation adjustment, net of deferred taxes	283	(1,414)	1,256	(1,618)
Unrealized gain (loss) on derivative instruments, net of deferred taxes	(20)	(866)	74	(1,155)

Comprehensive income	$9,454	$7,596	$26,702	$27,380

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
9. Shareholders’ Equity-continued
Changes in shareholders’ equity accounts for the nine months ended November 30, 2009 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2009	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006
Net earnings	—	—	—	25,372	—	—	—	25,372
Foreign currency translation, net of deferred tax of $738	—	—	—	—	1,256	—	—	1,256
Unrealized gain on derivative instruments, net of deferred tax benefit of $43	—	—	—	—	74	—	—	74

Comprehensive income								26,702
Dividends declared ($0.465 per share)	—	—	—	(11,999)	—	—	—	(11,999)
Stock based compensation	—	—	803	—	—	—	—	803
Exercise of stock options and restricted stock grants	—	—	(1,014)	—	—	56,356	1,014	—
Stock repurchases	—	—	—	—	—	(43,300)	(405)	(405)

Balance November 30, 2009	30,053,443	$75,134	$122,237	$200,230	$(13,180)	(4,323,501)	$(77,314)	$307,107

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. During the three months ended November 30, 2009, there were no repurchases of common stock. As of November 30, 2009, there have been 96,000 shares of common stock that had been purchased under the repurchase program since its inception, at a cost of approximately $1.0 million.
10. Stock Option Plans and Stock Based Compensation
At November 30, 2009, the Company has stock options and restricted stock granted to key executives and managerial employees and non-employee directors under the Company’s stock based compensation plan, the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 348,463 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from upon grant to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2009 and 2008, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $275,000 ($174,000 net of tax), and $211,000 ($134,000 net of tax), respectively. For the nine months ended November 30, 2009 and 2008, the Company had compensation expense related to share based compensation of $803,000 ($506,000 net of tax), and $742,000 ($471,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
10. Stock Option Plans and Stock Based Compensation-continued
Stock Options
The Company had the following stock option activity for the nine months ended November 30, 2009:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2009	318,563	$10.98	2.4	$75
Granted	105,000	8.94
Terminated	(115,000)	8.69
Exercised	—	—

Outstanding at November 30, 2009	308,563	$11.14	5.2	$1,294

Exercisable at November 30, 2009	198,563	$12.16	2.9	$711

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The Company did not grant any stock options during the nine months ended November 30, 2008. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2009:

Expected volatility	32.35%
Expected term (years)	4
Risk free interest rate	2.01%
Dividend yield	4.74%

Weighted average grant-date fair value	$1.583
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008
Total cash received	$—	$525	$—	$630
Income tax benefits	—	105	—	105
Total grant-date fair value	—	120	—	133
Intrinsic value	—	—	—	—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
10. Stock Option Plans and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2009, and changes during the nine months ended November 30, 2009 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2009	18,425	$2.85
New grants	105,000	1.58
Vested	(13,425)	2.85
Forfeited	—	—

Unvested at November 30, 2009	110,000	$1.64

As of November 30, 2009, there was $142,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 3.3 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2009 was $195,000.
Restricted Stock
The Company had the following restricted stock grants activity for the nine months ended November 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2009	103,091	$19.33
Granted	44,800	8.94
Terminated	—	—
Vested	(56,421)	17.48

Outstanding at November 30, 2009	91,470	$15.38

As of November 30, 2009, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $890,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2009
11. Employee Benefit Plans-continued
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$284	$337	$854	$1,007
Interest cost	686	657	2,056	1,970
Expected return on plan assets	(606)	(813)	(1,818)	(2,437)
Amortization of:
Prior service cost	(37)	(37)	(109)	(109)
Unrecognized net loss	425	192	1,274	575

Net periodic benefit cost	$752	$336	$2,257	$1,006

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
At November 30, 2009, 98,950 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2009, 90,200 shares of options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	25,763,840	25,751,068	25,745,886	25,717,105
Effect of dilutive options	61,960	57,429	42,693	72,926

Diluted weighted average common shares outstanding	25,825,800	25,808,497	25,788,579	25,790,031

Per share amounts:
Net earnings — basic	$0.36	$0.38	$0.99	$1.17

Net earnings — diluted	$0.36	$0.38	$0.98	$1.17

Cash dividends	$0.155	$0.155	$0.465	$0.465

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
12. Earnings per share-continued
In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are comprised of unvested restricted stock. These participating securities, prior to application of this guidance, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic earnings per share amounts have been retroactively adjusted for all periods presented. The retrospective application of the provision had no effect on basic earnings per common share for the three and nine months ended November 30, 2008.
13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 55% of the Company’s consolidated net sales for the three and nine months ended November 30, 2009, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The second segment, the Apparel Segment, which accounted for 45% of the Company’s consolidated net sales for the three and nine months ended November 30, 2009, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
13. Segment Information and Geographic Information-continued
Segment data for the three and nine months ended November 30, 2009 and 2008 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2009:
Net sales	$70,590	$57,166	$—	$127,756
Depreciation	1,490	522	209	2,221
Amortization of identifiable intangibles	234	367	—	601
Segment earnings (loss) before income tax	12,695	6,015	(4,120)	14,590
Segment assets	146,321	252,586	25,889	424,796
Capital expenditures	317	5,607	15	5,939

Three months ended November 30, 2008:
Net sales	$82,577	$59,876	$—	$142,453
Depreciation	1,491	678	239	2,408
Amortization of identifiable intangibles	238	366	—	604
Segment earnings (loss) before income tax	13,382	6,286	(4,114)	15,554
Segment assets	155,209	345,704	8,577	509,490
Capital expenditures	638	137	16	791

Nine months ended November 30, 2009:
Net sales	$216,215	$180,138	$—	$396,353
Depreciation	4,532	1,654	644	6,830
Amortization of identifiable intangibles	703	1,100	—	1,803
Segment earnings (loss) before income tax	36,215	15,638	(11,579)	40,274
Segment assets	146,321	252,586	25,889	424,796
Capital expenditures	1,671	9,933	135	11,739

Nine months ended November 30, 2008:
Net sales	$253,269	$213,434	$—	$466,703
Depreciation	4,855	2,003	709	7,567
Amortization of identifiable intangibles	714	1,100	—	1,814
Segment earnings (loss) before income tax	42,204	17,717	(12,435)	47,486
Segment assets	155,209	345,704	8,577	509,490
Capital expenditures	3,583	337	85	4,005

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
13. Segment Information and Geographic Information-continued
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended November 30, 2009:
Net sales to unaffiliated customers
Print Segment	$70,590	$—	$—	$70,590
Apparel Segment	52,607	4,096	463	57,166

	$123,197	$4,096	$463	$127,756

Identifiable long-lived assets
Print Segment	$38,598	$—	$—	$38,598
Apparel Segment	6,199	35	9,583	15,817
Corporate	4,825	—	—	4,825

	$49,622	$35	$9,583	$59,240

Three months ended November 30, 2008:
Net sales to unaffiliated customers
Print Segment	$82,577	$—	$—	$82,577
Apparel Segment	55,572	3,958	346	59,876

	$138,149	$3,958	$346	$142,453

Identifiable long-lived assets
Print Segment	$41,434	$—	$—	$41,434
Apparel Segment	6,354	43	1,472	7,869
Corporate	5,554	—	—	5,554

	$53,342	$43	$1,472	$54,857

Nine months ended November 30, 2009:
Net sales to unaffiliated customers
Print Segment	$216,215	$—	$—	$216,215
Apparel Segment	166,181	11,840	2,117	180,138

	$382,396	$11,840	$2,117	$396,353

Nine months ended November 30, 2008:
Net sales to unaffiliated customers
Print Segment	$253,269	$—	$—	$253,269
Apparel Segment	199,560	13,011	863	213,434

	$452,829	$13,011	$863	$466,703

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended
	November 30,
	2009	2008
Interest paid	$2,084	$3,117
Income taxes paid	$9,914	$20,701

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2009
15. Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. The Company’s credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for doubtful receivables to cover estimated credit losses associated with accounts receivable.
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
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At November 30, 2009, cash balances included $19.9 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At November 30, 2009, the Company had $723,000 in Canadian and $1.3 million in Mexican bank accounts.
16. Assets Held for Sale
As of November 30, 2009, the Company had land, building and equipment of approximately $0.8 million classified as assets held for sale on the consolidated balance sheet. This balance is comprised of land and building with a net book value of $0.7 million and equipment with a net book value of $0.1 million.
17. Subsequent Events
On December 18, 2009, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on February 1, 2010 to shareholders of record on January 11, 2010.
The Company has evaluated subsequent events through December 23, 2009, the date the financial statements of the Company were issued. During this period, no material recognizable subsequent events were identified.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page 18 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 55% of our consolidated net sales for the three and nine months ended November 30, 2009, is in the business of manufacturing, designing and selling of business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
Apparel Segment
     The Apparel Segment represented 45% of our consolidated net sales for the three and nine months ended November 30, 2009, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. Over 95% of Alstyle’s revenues are derived from t-shirt sales, and more than 90% of those are domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
     Alstyle is headquartered in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships their dyed fabric to outsourced manufacturers in El Salvador and Nicaragua for sewing. After sewing and packaging is completed, product is shipped to one of Alstyle’s eight distribution centers located across the United States, Canada, and Mexico. The products of the Apparel Segment are standardized shirts manufactured in a variety of sizes and colors. The Apparel Segment operates six manufacturing facilities, one in California, and five in Mexico.
     Alstyle utilizes a customer-focused internal sales team comprised of 23 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately 60% of their time in the field.
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
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
Our results and financial condition are affected by global and local market conditions, and competitors’ pricing strategies, which can adversely affect our sales, margins, and net income.
     Our results of operations are substantially affected not only by global economic conditions, but also by local market conditions, and competitors’ pricing strategies, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges. Certain macroeconomic events, such as the recent crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:
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
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
Declining economic conditions could negatively impact our business.
     Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in demand for our products, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect our cost of capital and our ability to raise capital.
     We have significant amounts of cash that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. In fiscal year 2009 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of November 30, 2009, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. In fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. At November 30, 2009, our goodwill and other intangible assets were approximately $117.3 million and $79.3 million, respectively.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
     As of November 30, 2009, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. There can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 4% for the three and nine months ended November 30, 2009 of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
Our construction of a new apparel manufacturing facility in Mexico is subject to multiple approvals and uncertainties that could affect our ability to complete the project on schedule or at budgeted cost.
     The construction of our new apparel manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico is expected to be completed during fiscal year 2011. The construction of this new facility will involve numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that will be required to be financed through internal cash flows or alternatively additional debt, which given the current financial environment there can be no assurances that such funds will be available. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
We are exposed to the risk of non-payment by our customers on a significant amount of our sales.
     Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. Recently we have seen a heightened amount of bankruptcies by our customers, especially retailers, and we believe this trend may continue given the current economic environment. We maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. In fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million of goodwill and trademarks, respectively. At November 30, 2009, our goodwill and other intangible assets were approximately $117.3 million and $79.3 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $3.1 million and $9.9 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2009, respectively, as compared to $3.9 million and $13.2 million during the three and nine months ended November 30, 2008, respectively.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
Result of Operations

	Three Months Ended November 30,				Nine Months Ended November 30,
	2009		2008		2009		2008

Net sales	$127,756	100.0%	$142,453	100.0%	$396,353	100.0%	$466,703	100.0%
Cost of goods sold	93,456	73.2	104,596	73.4	295,247	74.5	349,156	74.8

Gross profit	34,300	26.8	37,857	26.6	101,106	25.5	117,547	25.2
Selling, general and administrative	19,006	14.8	21,933	15.4	58,417	14.7	67,860	14.5
(Gain) loss from disposal of assets	2	0.0	(71)	0.0	(1)	0.0	(338)	0.0

Income from operations	15,292	12.0	15,995	11.2	42,690	10.8	50,025	10.7
Other expense	(702)	(0.6)	(441)	(0.3)	(2,416)	(0.6)	(2,539)	(0.5)

Earnings before income taxes	14,590	11.4	15,554	10.9	40,274	10.2	47,486	10.2
Provision for income taxes	5,399	4.2	5,678	4.0	14,902	3.8	17,333	3.7

Net earnings	$9,191	7.2%	$9,876	6.9%	$25,372	6.4%	$30,153	6.5%

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
Results of Operations — Consolidated
     Overview. Our results of operations for the three months and nine months ended November 30, 2009 continue to be impacted by the negative economic environment. However, despite the economic environment which led to a continued decline in sales, we were able to increase both our gross margins and net earnings margin, as a percent of sales, by 20 basis points and 30 basis points, respectively, by successfully implementing cost reduction programs at both our Print and Apparel Segments. We continued to maintain a strong balance sheet, with excellent liquidity and leverage ratios. We generated $71.5 million in cash from our operations for the nine months ended November 30, 2009, almost doubling our last year’s production.
Three Months ended November 30, 2009 compared to Three Months ended November 30, 2008
     Net Sales. Our sales for the quarter continued to be impacted by the decline in the economic environment. On a comparable basis our sales declined from $142.5 million for the three months ended November 30, 2008 to $127.8 million for current quarter, or 10.3%. Our Print Segment sales for the quarter decreased $12.0 million, or 14.5%, from $82.6 million for the same quarter last year to $70.6 million for the current quarter. Our Apparel Segment sales decreased $2.7 million, or 4.5%, from $59.9 million for the same quarter last year to $57.2 million for the current quarter.
     Cost of Goods Sold. Due to cost reduction initiatives implemented and reduced sales, our manufacturing costs decreased by $11.1 million or 10.6%. Our cost of goods sold for the three months ended November 30, 2009 was $93.5 million, or 73.2% of sales, compared to $104.6 million, or 73.4% of sales for the three months ended November 30, 2008. As our costs declined by 10.6% compared to our 10.3% decline in sales, we saw our margins improve 20 basis points during the quarter from 26.6% for the three months ended November 30, 2008 to 26.8% for the three months ended November 30, 2009.
     Selling, general and administrative expense. For the three months ended November 30, 2009, our selling, general and administrative expenses were $19.0 million, or 14.8% of sales, compared to $21.9 million, or 15.4% of sales for the three months ended November 30, 2008, or a decrease of approximately $2.9 million, or 13.2% as a result of our cost reduction initiatives implemented.
     Gain/Loss from disposal of assets. The loss from disposal of assets of $2,000 for the three months ended November 30, 2009 resulted primarily from the sale of manufacturing equipment. The gain from disposal of assets of $71,000 for the three months ended November 30, 2008 resulted primarily from the sale of vacant facilities.
     Income from operations. Our sales volume decline impacted our income from operations by $3.9 million during the quarter, however we were able to successfully mitigate this impact by improving our margins and reducing our selling, general and administrative expenses by $2.9 million. Although our operational earnings on a dollar-basis declined $0.7 million or 4.4%, we were able to improve our operational performance, on a percentage of sales basis. Our income from operations for the three months ended November 30, 2009 was $15.3 million or 12.0% of sales, compared to $16.0 million, or 11.2% of sales for the three months ended November 30, 2008.
     Other income and expense. Our interest expense decreased from $0.8 million for the three months ended November 30, 2008 to $0.7 million for the three months ended November 30, 2009 due to less debt on average being outstanding and a lower effective borrowing rate during the quarter.
     Provision for income taxes. Our effective tax rate was 37.0% for the three months ended November 30, 2009 compared to 36.5% for the three months ended November 30, 2008. The increase in our effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.
     Net earnings. Due to the above factors, our net earnings for the three months ended November 30, 2009 was $9.2 million, or 7.2% of sales, compared to $9.9 million, or 6.9% of sales for the three months ended November 30, 2008. Our basic earnings per share were $0.36 per share for the three months ended November 30, 2009 compared to $0.38 per share for the three months ended November 30, 2008. Our diluted earnings per share were $0.36 per share for the three months ended November 30, 2009 compared to $0.38 per share for the three months ended November 30, 2008.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
Nine Months ended November 30, 2009 compared to Nine Months ended November 30, 2008
     Net Sales. Our sales for the period continued to be impacted by the decline in the economic environment. Net sales for the nine months ended November 30, 2009 were $396.4 million compared to $466.7 million for the nine months ended November 30, 2008, a decrease of $70.3 million, or 15.1%. Our Print Segment sales for the period decreased $37.1 million or 14.6% from $253.3 million to $216.2 million for the nine months ended November 30, 2008 and 2009, respectively. Our Apparel Segment sales for the period decreased $33.3 million or 15.6% from $213.4 million to $180.1 million for the nine months ended November 30, 2008 and 2009, respectively.
     Cost of Goods Sold. Due to cost reduction initiatives implemented and reduced sales, our manufacturing costs decreased by $54.0 million or 15.4%. Our cost of goods sold for the period ended November 30, 2009 was $295.2 million, or 74.5% of sales, compared to $349.2 million, or 74.8% of sales for the comparable period last year. As a result of the 15.5% reduction in our manufacturing costs during the period, our gross margins, as a percentage of sales, increased from 25.2% for the nine months ended November 30, 2008 to 25.5% for the nine months ended November 30, 2009.
     Selling, general and administrative expense. For the nine months ended November 30, 2009, our selling, general and administrative expenses were $58.4 million compared to $67.9 million for the nine months ended November 30, 2008, or a decrease of approximately $9.5 million. On a dollar basis, these expenses decreased as a result of our cost reduction initiatives and the non-recurring impact associated with an Apparel customer’s bankruptcy filing in 2008. As a percentage of sales, these expenses increased slightly from 14.5% to 14.7% for the period ended November 30, 2008 and 2009, respectively, due to the fact that while these expenses decreased by 14.0% over the comparable period, our sales declined by 15.1% over the same period last year.
     Gain from disposal of assets. The gain from disposal of assets of $1,000 for the nine months ended November 30, 2009 resulted primarily from the sale of manufacturing equipment. The gain from disposal of assets of $338,000 for the nine months ended November 30, 2008 related primarily to the sale of vacant facilities.
     Income from operations. Our income from operations for the nine months ended November 30, 2009 was $42.7 million, or 10.8% of sales compared to $50.0 million, or 10.7% of sales for the same period last year. On a percentage basis, we were able to successfully offset the negative impact of our sales decline through improved margins and reduced selling, general and administrative (“SG&A”) costs. However, on a dollar basis, these reductions were not able to fully overcome the impact of fewer sales (volume impact -$17.7 million, margin impact +$1.2 million, SG&A impact +$9.4).
     Other income and expense. Our interest expense decreased from $2.7 million for the nine months ended November 30, 2008 to $2.1 million for the nine months ended November 30, 2009 due to less debt on average being outstanding and a lower effective borrowing rate during the nine months.
     Provision for income taxes. Our effective tax rate was 37.0% for the nine months ended November 30, 2009 compared to 36.5% for the nine months ended November 30, 2008. The increase in our effective tax rate from the prior year primarily reflects the changing mix of sales originating in states with higher tax rates.
     Net earnings. Due to the above factors, our net earnings for the nine months ended November 30, 2009 was $25.4 million, or 6.4% of sales, compared to $30.2 million, or 6.5% of sales for the nine months ended November 30, 2008. Our basic earnings per share for the nine months ended November 30, 2009 was $0.99 per share compared to $1.17 per share for the nine months ended November 30, 2008. Our diluted earnings per share was $0.98 per share for the nine months ended November 30, 2009 compared to $1.17 for the nine months ended November 30, 2008.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
Results of Operations — Segments

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2009	2008	2009	2008
Print	$70,590	$82,577	$216,215	$253,269
Apparel	57,166	59,876	180,138	213,434

Total	$127,756	$142,453	$396,353	$466,703

     Print Segment. Our net sales for our Print Segment, which represented 55% of our consolidated sales during the three and nine months ended November 30, 2009, were approximately $70.6 million and $216.2 million for the same period, compared to approximately $82.6 million and $253.3 million for the three and nine months ended November 30, 2008, a decrease of $12.0 million and $37.1 million, or 14.5% and 14.6%, respectively. Sales from our traditional print plants declined primarily due to general economic conditions and the continued contraction of traditional business forms which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements.
     Apparel Segment. Our net sales for the Apparel Segment represented 45% of our consolidated sales for the three and nine months ended November 30, 2009. The negative economic environment and competitors pricing strategies continues to impact our Apparel sales. While we have seen some weeks of strength during the current quarter, we also saw some weeks of softness, so from our perspective we haven’t started to see what we would classify as a consistent sustained rebound. For the year our Apparel sales are off $33.3 million, or 15.6%, while for the quarter our sales we off $2.7 million, or only 4.5%.

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2009	2008	2009	2008
Print	$20,111	$21,776	$60,217	$67,782
Apparel	14,189	16,081	40,889	49,765

Total	$34,300	$37,857	$101,106	$117,547

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales was 28.5% and 27.9% for the three and nine months ended November 30, 2009, respectively, as compared to 26.4% and 26.8% for the three and nine months ended November 30, 2008, respectively. Despite the economic environment, and double digit sales volume decline in our Print Segment coupled with cost increases, we were able to increase our margin through improved operational efficiencies and cost control measures we have in place.
     Apparel Segment. Our Apparel gross profit margin (“margin”) as a percentage of sales, were 24.8% and 22.7%, for the three and nine months ended November 30, 2009, as compared to 26.9% and 23.3% for the three and nine months ended November 30, 2008, respectively. The decline in margin during the first half of the year was the result of lower sales volume, increased costs of raw material, freight, chemical and energy costs, competitive pricing pressures, product and customer mix changes (i.e., more sales of lower margin products or to larger lower pricing tiered customers). Competitive pricing pressures and product and customer mix changes continued to impact our margins during the third quarter.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2009	2008	2009	2008
Print	$12,695	$13,382	$36,215	$42,204
Apparel	6,015	6,286	15,638	17,717

Total	18,710	19,668	51,853	59,921
Less corporate expenses	4,120	4,114	11,579	12,435

Earnings before income taxes	$14,590	$15,554	$40,274	$47,486

     Print Segment. Our Print profit decreased approximately $0.7 million and $6.0 million, or 5.2% and 14.2%, from $13.4 million and $42.2 for the three and nine months ended November 30, 2008, respectively, to $12.7 million and $36.2 million for the three and nine months ended November 30, 2009, respectively. As a percent of sales, our Print profits were 18.0% and 16.7% for the three and nine months ended November 30, 2009, as compared to 16.2% and 16.7% for the three and nine months ended November 30, 2008. The increase in our Print profit as a percentage of sales resulted from cost reduction initiatives.
     Apparel Segment. Our Apparel profit decreased approximately $0.3 million, or 4.3%, from $6.3 million for the three months ended November 30, 2008 to $6.0 million for the three months ended November 30, 2009. Our Apparel profit decreased approximately $2.1 million, or 11.7%, from $17.7 million for the nine months ended November 30, 2008 to $15.6 million for the nine months ended November 30, 2009. On a percentage basis, we have been able to offset the decline in sales experienced during the quarter and period through improved operational and manufacturing efficiencies. As a percent of sales, our Apparel profits were 10.5% and 8.7% for the three and nine months ended November 30, 2009, compared to 10.5% and 8.3% for the comparable periods last year.
Liquidity and Capital Resources

	November 30,	February 28,
(Dollars in thousands)	2009	2009	Change
Working Capital	$118,295	$138,374	-14.5%
Cash	$22,594	$9,286	143.3%
     Working Capital. Our working capital decreased by approximately $20.1 million, or 14.5% from $138.4 million at February 28, 2009 to $118.3 million at November 30, 2009. The decrease in our working capital during the period related primarily to the $34.0 million pay-down in our long-term debt as well as $11.7 million used to fund our capital expenditures, primarily the building of our new manufacturing facility in Agua Prieta, Mexico. These were offset by approximately a $26.1 million reduction in our inventories over this same period. As a result, our current ratio, calculated by dividing our current assets by our current liabilities decreased from 4.2 to 1.0 at February 28, 2009 to 3.4 to 1.0 at November 30, 2009. However, our long term debt to equity ratio improved from .26 to 1.0 to .14 to 1.0.

	Nine months ended November 30,
(Dollars in thousands)	2009	2008	Change
Net Cash provided by operating activities	$71,469	$36,203	97.4%
Net Cash used in investing activities	$(11,731)	$(3,137)	274.0%
Net Cash used in financing activities	$(46,575)	$(32,956)	41.3%
     Cash flows from operating activities. Cash provided by operating activities increased by $35.3 million, or 97.4% to $71.5 million for the nine months ending November 30, 2009, compared to $36.2 million for the nine months ended November 30, 2008. We were able to generate cash by reducing our inventories by $26.1 million and increasing our payables by $5.2 million during the period.
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, increased by $8.6 million from $3.1 million for the nine months ended November 30, 2008 to $11.7 million for the nine months ended November 30, 2009. The increase in our capital expenditures relates primarily to our new Apparel manufacturing facility located in Agua Prieta, Mexico.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
     Cash flows from financing activities. We used $13.6 million more in cash associated with our financing activities this period when compared to the same period last year. We repaid debt in the amount of $34.2 million during the nine months ended November 30, 2009, compared to $21.7 million during the same period of 2008.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.25% or 2.49% at November 30, 2009), depending on our total funded debt to EBITDA ratio, as defined. As of November 30, 2009, we had $40.0 million of borrowings under the revolving credit line and $3.7 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $106.3 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of November 30, 2009. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During the nine months ended November 30, 2009, we repaid $34.2 million on other debt. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
     We use derivative financial instruments to manage our exposures to interest rate fluctuations on our floating rate $150.0 million revolving credit maturing August 18, 2012. We account for our derivatives as cash flow hedges and record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at November 30, 2009 was $(2.1) million, $(1.3) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in long-term debt with a related deferred charge recorded as a component of other comprehensive income.
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
     Inventories — We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. The previously reported long-term contracts (that govern prices, but do not require minimum volume) with paper and yarn suppliers continue to be in effect. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.
     Capital Expenditures — We expect our capital requirements for 2010, exclusive of capital required for possible acquisitions and the construction of our new manufacturing facility in Agua Prieta, Mexico, will be in line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for our foreseeable future.
     On June 26, 2008, we announced plans to build a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. We estimate the total capital expenditures of $45 million to $50 million ($20 million - $25

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
million for building and $20 million - $25 million for machinery and equipment), with funding to be provided by internal cash flow and, as required, our existing credit facilities. The facility is expected to be operational in fiscal year 2011.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2009 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2009.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurement which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements, but rather applies all other pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. The adoption of the remaining provisions of this guidance previously deferred did not have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our fiscal year ending February 28, 2010). The impact of the adoption will depend on the nature and terms of future acquisitions, if any.
In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year ending February 28, 2010). The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued authoritative guidance which requires entities to provide enhanced disclosures about derivative instruments and hedging activities. The guidance is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or notes to the financial statements.
In May 2009, the FASB issued authoritative guidance which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance requires an entity to recognize in the financial statements subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under this guidance. We adopted this guidance in the second quarter of fiscal year 2010 and the adoption did not have a material effect on our consolidated financial position, results of operations, cash flows or notes to the financial statements.
In June 2008, the FASB issued authoritative guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
These participating securities, prior to application, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We adopted the new guidance on March 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented for fiscal year 2010. The impact of the adoption had no effect on basic earnings per common share for the three and nine months ended November 30, 2008.
In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this guidance identifies circumstances that indicate a transaction is not orderly. We adopted this guidance in the second quarter of fiscal year 2010, and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. We adopted this guidance in the second quarter of fiscal 2010 and the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.
In December 2008, the FASB issued authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this additional guidance shall be provided for fiscal years ending after December 15, 2009 (our fiscal year ending February 28, 2010). The adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows, but additional disclosures will be made in the notes to the financial statements for the year ended February 28, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash
     We have significant amounts of cash at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facility, totaled $40.0 million at November 30, 2009. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. There would be no impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2009.
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
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2009 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
     There were no repurchases of common stock during the third quarter of fiscal year 2010. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program.
     Under the existing plan which was enacted by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of December 23, 2009, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009
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
FOR THE PERIOD ENDED NOVEMBER 30, 2009
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: December 23, 2009	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: December 23, 2009	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith