Form 10-K
period 2010-02-28
ENNIS, INC.
filed 2010-05-10
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2009 was approximately $309 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2010 was 25,896,934.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE PERIOD ENDED FEBRUARY 28, 2010

PART I

ITEM 1.	BUSINESS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. Distribution of business products and forms throughout the United States and Canada is primarily through independent dealers. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, and advertising agencies, among others. The company’s apparel business was acquired on November 19, 2004. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece, shorts and yoga pants, and two headwear brands.
Business Segment Overview
     We operate in two business segments, the Print Segment and the Apparel Segment. For additional financial information concerning segment reporting, please see note 14 of the notes to our consolidated financial statements beginning on page F-25 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented approximately 55%, 56%, and 57% of our consolidated net sales for the fiscal years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 37 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business FormsSM, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFS® (which provide financial and security documents).
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and GFS also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user), and has acquired several of the top 25 banks in the United States as customers, and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
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
Apparel Segment
     The Apparel Segment represented approximately 45%, 44%, and 43% of our consolidated net sales for the fiscal years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops and fleece) across all market segments. The products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 97% of Alstyle’s revenues are derived from t-shirt sales, and 92% of those are domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
     The Apparel Segment operates six manufacturing facilities, one in California, and five in Mexico. Alstyle is headquartered in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships their dyed fabric to outsourced manufacturers in El Salvador and Nicaragua for sewing. After sewing and packaging is completed, the product is shipped to one of Alstyle’s eight distribution centers located across the United States, Canada, and Mexico.
     Alstyle utilizes a customer-focused internal sales team comprised of 26 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately 60% of their time in the field.
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are branded products, with the remainder customer private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.
     Alstyle’s most popular styles are produced based on demand management forecasts to permit quick shipment and to level production schedules. Alstyle offers same-day shipping and uses third party carriers to ship products to its customers.
     Alstyle’s sales are seasonal, with sales in the first and second fiscal quarters generally being the highest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market to which Alstyle sells is generally “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.
     The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts, and outsources such products as fleece, hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan Activewear, Delta Apparel, Hanes brands, and Russell. While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America.
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase more than 75% of our cotton and yarn from one supplier.
Patents, Licenses, Franchises and Concessions
     We do not have any significant patents, licenses, franchises, or concessions.
Intellectual Property
     We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, A Alstyle Apparel, AA Alstyle Apparel & Activewear, AAA Alstyle Apparel & Activewear®, American Diamond, Block Graphics®, Classic by Alstyle Apparel, Diamond Star®, Enfusion®, Executive by Alstyle, Gaziani®, Gaziani Fashions, Hyland, Hyland® Headwear by Alstyle, Murina®, Tennessee River®, 360º Custom LabelsSM, Admore®, CashManagementSupply.com, Securestar, Northstar®, MICRLink®, MICR Connection, Ennisstores.com, General Financial Supply®, Calibrated Forms®, Trade Envelopes®, Witt PrintingSM, GenForms®, Royal Business Forms®, Crabar/GBF, Adams McClure®, Advertising Concepts, ColorWorx®, Uncompromised Check Solutions®, Star Award Ribbon, CanuSM, Platinum CanoeSM, and Printersmall.comSM, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.
Customers
No single customer accounts for as much as five percent of our consolidated net sales.
Backlog
     At February 28, 2010, our backlog of orders was approximately $22,128,000 as compared to approximately $29,013,000 at February 28, 2009.
Research and Development
     While we continuously look for new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2010.
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

Employees
     At February 28, 2010, we had approximately 5,492 employees. Approximately 2,886 of the employees are in Mexico, and approximately 17 employees are in Canada. Of the USA employees, approximately 312 are represented by three unions, under seven separate contracts expiring at various times. Of the employees in Mexico, two unions represent substantially all employees with contracts expiring at various times.
Available Information
     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investors Relations page on our website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our website is not included as a part of, or incorporated by reference into, this report. Our SEC filings are also available through the SEC’s website, www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. In fiscal year 2009, we were required to write down goodwill and other intangible assets, and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 28, 2010, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
     We maintain a defined-benefit pension plan covering approximately 14% of our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels.
In fiscal year 2009, we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. In fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. At February 28, 2010, our goodwill and other intangible assets were approximately $117.3 million and $78.7 million, respectively, with no impairment charge for fiscal year 2010 required.
Digital technologies will continue to erode the demand for our printed business documents.
     The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference, as well as governmental influences, for paperless business environments will continue to reduce the number of printed documents sold. Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.
     Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information. These applications will increasingly be conducted over the internet or through other electronic payment systems. The predominant method of our clients’ communication to their customers is by printed information. As their customers become more accepting of internet communications, our clients may increasingly opt for the less costly electronic option, which would reduce our revenue. The pace of these trends is difficult to predict. These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue.
     In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, and we aren’t able to increase our market share, our sales and profits will be affected. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.
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
     As of February 28, 2010, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides over 75% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.
     Both cotton and paper are commodities that are subject to periodic increases or decreases in price, sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. When cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability of either, could have a material adverse effect on our results of operations.

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
     Alstyle operates cutting and sewing facilities in Mexico and sources certain product manufacturing and purchases in El Salvador, Nicaragua, Honduras, Pakistan and China. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 6% of its sewing to a contract manufacturer in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.

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
     The construction of our new apparel manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico is expected to be completed during fiscal year 2011. The construction of this new facility will involve numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that will be financed through internal cash flows or alternatively through borrowings under our credit facility which are contingent on us continuing to meet certain financial covenants. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
We are exposed to the risk of non-payment by our customers on a significant amount of our sales.
     Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. We saw a heightened amount of bankruptcies by our customers, especially retailers, during the recent economic downturn. While we maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
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
     Our apparel manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profit margins. We are focusing on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy. Significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers given the competitive environment in which our Apparel segment operates.
We rely on independent contract production for a portion of our apparel production.
     We have historically relied on third party suppliers to provide approximately 10% of our cut and sew apparel production. Any shortage of supply, production disruptions, shipping delays, regulatory changes, significant price increases from our suppliers, could adversely affect our apparel operating results.
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
     There are no unresolved staff comments.

ITEM 2.	PROPERTIES
     Our corporate headquarters are located in Midlothian, Texas. We operate manufacturing and distribution facilities throughout the United States and in Mexico and Canada. See the table below for additional information on our locations.
     All of the Print Segment properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Anaheim, California); and printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas and Tullahoma, Tennessee); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia) and other business products. The Apparel Segment properties are used for the manufacturing or distribution of t-shirts and other activewear apparel.
     Our plants are being operated at capacity levels to meet forecasted customer demands. Capacity fluctuates with market demands and depends upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given time, these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.
     All of the foregoing facilities are considered to be in good condition. We do not anticipate that substantial expansion, refurbishing, or re-equipping will be required in the near future. We currently have one facility held-for-sale located in Bellville, Texas.
     All of the rented property is held under leases with original terms of one or more years, expiring at various times through March 2014. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.
The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Manufacturing	48,057	—
Ft, Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	139,330

		Approximate Square Footage
Location	General Use	Owned	Leased
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Three Manufacturing Facilities	—	63,750
Bellville, Texas	Facility Held for Sale	70,196	—
Denver, Colorado	Four Manufacturing Facilities	60,000	101,600
Oklahoma City. Oklahoma	Sales Office	—	460
San Antonio, Texas	Manufacturing	47,426	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	42,500
Arden Hills, Minnesota	Warehouse	—	31,684
Nevada, Iowa	Manufacturing	232,000	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing	201,000	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Two Manufacturing Facilities	—	74,340
Arlington, Texas	Manufacturing	69,935
Mechanicsburg, Pennsylvania	Warehouse	—	7,500
Rancho Cordova, California	Administrative Offices	—	108
Tullahoma, Tennessee	Manufacturing	24,950
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse		59,000

		2,148,034	547,272

Apparel Segment
Anaheim, California	Office and Distribution Center	—	200,000
Anaheim, California	Manufacturing	—	304,536
Chicago, Illinois	Distribution Center	—	120,000
Atlanta, Georgia	Distribution Center	—	31,958
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Ensenada, Mexico	Two Manufacturing Facilities	112,622	53,820
Ensenada, Mexico	Car Parking	—	22,000
Ensenada, Mexico	Warehouse	—	2,583
Hermosillo, Mexico	Three Manufacturing Facilities	—	126,263
Hermosillo, Mexico	Yard Space	—	19,685

		Approximate Square Footage
Location	General Use	Owned	Leased
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		112,622	1,063,483

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,297,956	1,610,755

ITEM 3.	LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2010
First Quarter	$11.17	$6.91	3,844	$0.155
Second Quarter	15.25	10.35	3,966	$0.155
Third Quarter	17.34	13.33	2,766	$0.155
Fourth Quarter	17.39	13.75	2,147	$0.155

Fiscal Year Ended February 28, 2009
First Quarter	$19.18	$14.31	5,173	$0.155
Second Quarter	19.92	13.55	4,324	$0.155
Third Quarter	18.16	8.54	5,357	$0.155
Fourth Quarter	13.37	8.01	4,412	$0.155
The last reported sale price of our common stock on NYSE on April 30, 2010 was $18.49. As of that date, there were approximately 1,083 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.
On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time without prior notice. As of February 28, 2010, there were 96,000 shares of our common stock that had been purchased under the repurchase program at an average price per share of $10.45. For the year ended February 28, 2010, we purchased 43,300 shares of our common stock for an average purchase price of $9.33.
     See Item 12 — “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” section of this Report for information relating to our equity compensation plan.

Stock Performance Graph
     The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2005 to February 28, 2010.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ennis, Inc., The S&P 500
Index And The Russell 2000 Index

*	$100 invested on 2/28/05 in stock or index, including reinvestment of dividends.

Fiscal year ending February 28 or February 29.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2005	2006	2007	2008	2009	2010
Ennis, Inc.	100.00	119.61	161.12	108.39	55.07	108.52
S&P 500	100.00	108.40	121.38	117.01	66.32	101.88
Russell 2000	100.00	116.59	128.10	112.16	64.62	105.95
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2010 and February 28, 2009, and for the three years in the period ended February 28, 2010, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$517,738	$584,029	$610,610	$584,713	$559,397
Gross profit margin	135,319	143,476	163,874	156,322	151,961
SG&A expenses	76,738	86,217	88,851	83,121	79,824
Impairment of goodwill and trademarks	—	67,851	—	—	—
Net earnings (loss)	35,206	(32,768)	44,590	41,601	40,537

Earnings (loss) and dividends per share:
Basic	$1.37	$(1.27)	$1.74	$1.63	$1.59
Diluted	1.36	(1.27)	1.72	1.62	1.58
Dividends	0.62	0.62	0.62	0.62	0.62

Weighted average shares outstanding:
Basic	25,769	25,724	25,697	25,571	25,453
Diluted	25,797	25,790	25,860	25,759	25,728

Financial Position:
Working capital	$116,638	$138,374	$133,993	$102,269	$94,494
Current assets	166,439	182,254	185,819	151,516	158,455
Total assets	432,699	436,380	513,131	478,228	494,401
Current liabilities	49,801	43,880	51,826	49,247	63,961
Long-term debt	41,817	76,185	90,710	88,971	102,916
Total liabilities	119,439	144,374	164,652	161,825	197,066
Equity	313,260	292,006	348,479	316,403	297,335
Current ratio	3.34 to 1.0	4.15 to 1.0	3.59 to 1.0	3.08 to 1.0	2.48 to 1.0
Long-term debt to equity	.13 to 1.0	.26 to 1.0	.26 to 1.0	.28 to 1.0	.35 to 1.0
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risk and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A starting on page 6 of this Annual Report on Form 10-K and elsewhere in this Report. You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. While we believe these forward-looking statements are based upon reasonable assumptions, all such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated, or implied by these statements.
     In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements may prove to be inaccurate and speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis includes the following sections:
•	Overview — An overall discussion on our Company, the business challenges and opportunities we believe are key to our success, and our plans for facing these challenges.

•	Critical Accounting Policies and Estimates — A discussion of the accounting policies that require our most critical judgments and estimates. This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates. This section also provides a summary of recently adopted and recently issues accounting pronouncements that have or may materially affect our business.

•	Results of Operations — An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements. This analysis discusses material trends within our business and provides important information necessary for an understanding of our operating results.

•	Liquidity and Capital Resources — An analysis of our cash flows and a discussion of our financial condition and contractual obligations. This section provides information necessary to evaluate our ability to generate cash and to meeting existing and known future cash requirements over both the short and long term.
References to 2010, 2009 and 2008 refer to the fiscal year ended February 28, 2010, February 29, 2009 and February 28, 2008, respectively.
Overview
The Company — We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the active-wear market. We operate in two reportable segments — Print and Apparel.
Our Print Business Challenges — In our Print segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print on demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the downturn in the economy and turmoil in the credit markets in 2009 and 2010 have created highly competitive conditions in an already over-supplied, price-competitive industry. Thus, we believe we are facing the following challenges in the Print Segment of our business:
•	Transformation of our portfolio of products

•	Excess production capacity and price competition within our industry

•	Economic uncertainties
The following is a discussion of these business challenges and our strategy for managing their effect on our print business.
Transformation of our portfolio of products — Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new opportunities for growth for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. We currently have many innovative products, such as our recently introduced healthcare wristbands, secure document solutions, and innovative in-mold label offerings, which address important business needs, and we feel are positioned for growth. In addition, we will continue to look for new market opportunities and niches, such as our addition of our envelope offerings, that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.
Excess production capacity and price competition within our industry — Paper mills continue to adjust production capacity through downtime and closures to attempt to keep in line projected customer demand with the available supply. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, we would expect paper mills to continue to increase paper prices, especially as the economy strengthens, and have already seen indications of paper price increases during the first quarter of fiscal 2011.

Despite a competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual relationships with some of our customers. We expect this trend to continue; however, weak economic conditions may limit our ability to recover all these costs. In addition, poor economic conditions, have also resulted in increased price competition, due to an already over-supplied market, which continues to put pressure on selling prices. We attempt to effectively manage and control our product costs to minimize the effects of the foregoing on our operational results, through the use of forecasting models, production and costing models, etc. However, an inherent risk in this process is that our assumptions are off, which could have a negative impact on our reported profit margins.
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during the past fiscal year. Although, we have seen slight improvements in some economic indicators within our markets, unemployment rates and other leading indicators continue to be strained. A weak job market may continue to present a challenging environment for substantial revenue growth next fiscal year. As we cannot predict the pace of the economic recovery, we will be highly focused on customer retention, expanding our growth targeted products and continuing to develop our new market niches. In addition, we have proven a history of managing our costs and wouldn’t expect this trend to change in the future.
Our Apparel Business Challenges — In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. Cotton, which represents 40% of our costs, is a commodity product and subject to volatile fluctuations in price, due to general market conditions, domestic and international demand, perceived availability, international actions, etc. As such, our operational costs are subject to significant swings, which we may or may not be passed on to the marketplace due to competitive or economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2011:
•	Cotton prices

•	Completion of our new manufacturing facility

•	Economic uncertainties
Cotton prices — Due to shortage of supply and other international factors, domestic cotton prices are at levels not seen in years, if ever. Whether or not prices will stay at this level for a sustained period of time is unknown. However, as most manufacturers have already locked in a significant portion of their cotton buys for next year, a decline in spot cotton prices later this year would only have a marginal impact on overall calendar year 2010 blended costs. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton perspective. However, it is unknown at this time whether the market will allow the manufacturers to pass these costs through and whether our competitors will in fact attempt to pass through these costs.
Completion of new manufacturing facility — We are building a state-of-the art manufacturing facility in Agua Prieta, Mexico (the “Project”) and expect construction to be completed during the 2nd quarter of fiscal 2011, with production to start during the 3rd quarter of fiscal 2011. After the successful implementation of Phase 1 of the Project, this facility will be able to process 1 million pounds of fabric per week, with the eventual capacity, after Phase 2 implementation, being between 2.6 million to 3.0 million pounds per week.
During the initial ramp up of this facility, there will be considerable duplicate costs, inefficiencies, moving costs, etc. that will have a negative impact on the apparel segment’s fiscal year 2011 operating results. Our plan is to contain these costs to a large extent to fiscal year 2011 through an accelerated ramp up schedule. We would expect the negative impact of the start-up and ramp up costs of this facility will be approximately $6 million to $8 million. However, the success of our plan is dependent on meeting key targets and a delayed start-up/wind-down schedule could add significantly to these costs. Once fully operational, with sell-through levels of 2.6 million pounds to 3.0 million pounds per week, and with anticipated manufacturing efficiency factors being realized, this facility is expected to generate between $10 million to $15 million in annualized cost savings per year.
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during the past fiscal year. Although we saw a significant increase in our revenues during our fourth quarter, and would expect such to continue during the first couple quarters of fiscal 2011, continued high unemployment rates and continued weakness in the housing sector, along with international crisis could undermine the fragile state of the current economic recovery. As we cannot predict the pace of the economic recovery, we will be highly focused on customer retention, expanding our growth targeted markets and managing our costs (both the start-up and operational costs).
Critical Accounting Policies and Estimates
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
     Amounts allocated to amortizable intangibles are determined based on valuation analysis for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. For example, in fiscal year 2009, we recorded a non-cash impairment charge of $63.2 million and $4.7 million of goodwill and trademarks, respectively. At February 28, 2010, our goodwill and other intangible assets were approximately $117.3 million and $78.7 million, respectively. No impairment charge was required for the year ended February 28, 2010 based on the results of our annual impairment test. The carrying value of invested capital for each reporting unit as compared to their fair value at February 28, 2010 was as follows:

	Carrying Value of	Fair Value of
Reporting Unit	Invested Capital	Invested Capital
Apparel	$237,675,000	$256,000,000
Print	$140,212,000	$252,000,000
We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $12.4 million, $18.3 million, and $20.2 million of revenue were recognized under these agreements during fiscal years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.
Results of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for fiscal years 2010, 2009 and 2008.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

	Fiscal Years Ended
Consolidated Statements of Earnings - Data	2010		2009		2008
Net sales	$517,738	100.0%	$584,029	100.0%	$610,610	100.0%
Cost of goods sold	382,419	73.9	440,553	75.4	446,736	73.2

Gross profit margin	135,319	26.1	143,476	24.6	163,874	26.8
Selling, general and administrative	76,738	14.8	86,217	14.8	88,851	14.5
Impairment of goodwill and trademarks	—	0.0	67,851	11.6	—	0.0
Gain from disposal of assets	(1)	0.0	(514)	(0.1)	(757)	(0.1)

Income (loss) from operations	58,582	11.3	(10,078)	(1.7)	75,780	12.4
Other expense, net	(2,913)	(0.5)	(2,981)	(0.5)	(5,995)	(1.0)

Earnings (loss) before income taxes	55,669	10.8	(13,059)	(2.2)	69,785	11.4
Provision for income taxes	20,463	4.0	19,709	3.4	25,195	4.1

Net earnings (loss)	$35,206	6.8%	$(32,768)	-5.6%	$44,590	7.3%

     Net Sales. Our sales during the periods continued to be impacted by the significant economic downturn which began during the later part of our third quarter of fiscal year 2009. The volatile economic conditions of 2009 and 2010 and the resulting lower demand lead an already competitive market environment to a weaker selling price environment, as manufacturers tried to maintain their production levels/market share. While we competed based on price on a selected basis where it was deemed to be of strategic value, we decided to be much more cost-side focused and bottom-line driven, As a result, our sales declined by $66.3 million, or 11.4% during fiscal year ended 2010 and $26.6 million or 4.4% during fiscal year ended 2009.
     Cost of Goods Sold. Due to our cost-side focused approach during fiscal year 2010 and some favorable cotton pricing during the fourth quarter ended February 28, 2010, we were able to reduce our cost of goods sold by 13.2% during fiscal year 2010. This resulted in our consolidated gross profit margin (net sales less cost of goods sold) increasing by 150 basis points, from 24.6% in fiscal 2009 to 26.1% in fiscal 2010. Our apparel margins increased from 22.6% to 24.4%, while our print margins increased from 26.1% to 27.6%, for fiscal years 2009 and 2010, respectively.
     During the later part of our third quarter of fiscal 2009, the United States economy went into a severe economic downturn, which impacted both our apparel and print sales. While the Company adjusted its cost structure to be in-line with its current run-rate, it took a quarter or so to implement these costs reduction strategies and to fully understand the depths of the economic downturn. This timing impacted the Company’s reported gross profit margins during this period. In addition, our Apparel Segment experienced significant cost side pressures relating to material, freight, chemical and utilities during the period, as well as sell side pressures due to retail inventory reduction strategies and excess inventory levels at manufacturers. As a result, our overall gross profit margin (net sales less cost of goods sold), as a percentage of sales, decreased from 26.8% in fiscal year 2008 to 24.6% in fiscal year 2009. Our apparel margins decreased from 26.4% to 22.6%, while our print margins decreased from 27.2% to 26.1%, for fiscal years 2008 and 2009, respectively.
     Selling, general, and administrative expenses. For fiscal year 2010, our selling, general and administrative expenses decreased approximately $9.5 million, or 11.0% from $86.2 million, or 14.8% of sales for fiscal year 2009 to $76.7 million, or 14.8% of sales for fiscal year 2010. As a percentage of sales these expenses remained the same for both years, while on a dollar basis, these expenses decreased primarily as a result of our continual cost control initiatives and the focus of being cost-side driven during these difficult economic times.
     For fiscal year 2009, our selling, general and administrative expenses decreased approximately $2.7 million, or 3.0% from $88.9 million, or 14.6% of sales for fiscal year 2008 to $86.2 million, or 14.8% of sales for fiscal year 2009. On a dollar basis, these expenses decreased primarily as a result of our cost reduction initiatives, lower employment and factoring expenses, offset by higher bad debt expense, associated with the bankruptcy filing of a large apparel customer and higher health insurance expense. On a percentage basis, these expenses increased only slightly due to the timing impact of cost control initiative programs implemented.

     Impairment of goodwill and trademarks. After conducting our fiscal year 2009 impairment testing, we determined $63.2 million of goodwill and $4.7 million trademarks associated with our Apparel Segment was impaired. The impairment charge was primarily the result of the then current adverse economic conditions and the resulting impact on the financial market valuation multiples. No impairment was required for the year ended February 28, 2010 based on the results of our annual impairment test.
     Gain from disposal of assets. The gain from disposal of assets of $1,000 for fiscal year ended February 28, 2010 resulted from sale of equipment. The gain from disposal of assets of $514,000 for the fiscal year ended February 28, 2009 resulted from $334,000 gain from sale of vacant facilities and $180,000 gain from sale of equipment.
     Income from operations. Our income from operations for fiscal year 2010 increased from an operational loss of $10.1 million, or -1.7% of sales for fiscal year 2009, to operational earnings of $58.6 million, or 11.3% of sales for fiscal year 2010. The dollar increase in our operational earnings during fiscal year 2010, related primarily to our improved consolidated gross profit margin, reduced selling, general and administrative costs, and the lack of a comparable non-cash impairment charge in 2010 like we incurred in fiscal year 2009.
     Our income from operations for fiscal year 2009 decreased from operational earnings of $75.8 million, or 12.4% of sales for fiscal year 2008, to an operational loss of $10.1 million, or —1.7% of sales for fiscal year 2009. The dollar decrease in our operational earnings during fiscal year 2009, related primarily to the non-cash impairment charge of $67.9 million and decrease in our consolidated gross profit margin due to conditions discussed earlier.
     Other income and expense. Our interest expense was $2.6 million, $3.4 million and $5.7 million for fiscal years 2010, 2009 and 2008, respectively. Our interest expense decreased in fiscal year 2010 and 2009 due to less outstanding debt on average as compared to each prior fiscal year and a lower effective borrowing rate during fiscal years 2010 and 2009.
     Provision for income taxes. Our effective tax rates for fiscal years 2010, 2009 and 2008 were 36.8%, -150.9% and 36.1%, respectively. The Company’s effective income tax rate for fiscal year 2009 was impacted by the non-deductible goodwill impairment charge of $63.2 million.
     Net earnings. Our net earnings increased from a loss of $32.8 million, or -5.6% of sales for fiscal year 2009 to earnings of $35.2 million, or 6.8% of sales for fiscal year 2010. Basic earnings per share increased from a loss of $1.27 per share for fiscal year 2009 to earnings of $1.37 per share for fiscal year 2010. Diluted earnings per share increased from a loss of $1.27 per share for fiscal year 2009 to earnings of $1.36 per share for fiscal year 2010. The increase in net earnings during the period related primarily to the lack of a non-cash impairment charge as was incurred in fiscal year 2009.
     Our net earnings decreased from $44.6 million, or 7.3% of sales for fiscal year 2008 to a loss of $32.8 million, or -5.6% of sales for fiscal year 2009. Basic earnings per share decreased from earnings of $1.74 per share for fiscal year 2008 to a loss of $1.27 per share for fiscal year 2009. Diluted earnings per share decreased from earnings of $1.72 per share for fiscal year 2008 to a loss of $1.27 per share for fiscal year 2009. The decrease in net earnings during the period related primarily to our decrease in sales and non-cash impairment charge of $67.9 million, as previously discussed.
Segment

Operating Results

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2010	2009	2008
Print	$282,308	$327,034	$345,042
Apparel	235,430	256,995	265,568

Total	$517,738	$584,029	$610,610

     Print Segment. The print segment net sales represented 54.5%, 56.0%, and 56.5% of our consolidated net sales for fiscal years 2010, 2009, and 2008, respectively.
     Our print sales declined by $44.7 million, or 13.7% during the fiscal year 2010 and $18.0 million or 5.2% during fiscal year 2009, when compared to the preceding fiscal year. The decline in our print sales was primarily due to the severe economic recession which started during the later part of our third quarter of the fiscal year 2009. In addition to the general impact of the economic recession on our sales, the adoption of digital technologies continues to erode revenues from our traditional print. The evolution to digital technology has been transpiring for some time now, and we would expect this continue into the future. The turbulent economy also led to weaker pricing in an already competitive industry as our customers sought cost savings to improve their own profitability in the light of declining sales. Our decline in sales during fiscal year 2009 as compared to fiscal year 2008 was partially offset by increased sales from our acquisition of B&D, Skyline and Trade which were acquired October 5, 2007 and September 17, 2007, respectively. The positive impact of these acquired entities on sales was $17.4 million for the fiscal year ended February 28, 2009.
     Apparel Segment. The Apparel Segment net sales represented 45.5% , 44.0%, and 43.5% of our consolidated net sales for fiscal years 2010, 2009 and 2008, respectively.
     Our fiscal year 2010 net sales for the Apparel Segment decreased by $21.6 million, or 8.4% over fiscal year 2009, which in turn decreased by $8.6 million or 3.2% over fiscal 2008. The decrease in our fiscal year 2010 sales was generally contained to the first three quarters where we saw our apparel sales decline by $33.3 million, or 15.6%. As the economy started to improve and retailers started to experience some comparable sales growth, we were able to partially offset this sales decline with a fourth quarter sales gain of $11.7 million, or 26.9%. The decline in our apparel sales during fiscal year 2009 related primarily to the decline in our fourth quarter apparel sales, where apparel sales were down $18.3 million, or 29.6%. Due to the economic downturn which started around October or November of 2009, our apparel sales were impacted by a sluggish retail landscape which contributed to inventory levels being reduced at the retail level and correspondingly increased at the manufacturers’ level. This resulted in intensified pricing pressures in the marketplace, from both domestic and international competitors during the fourth quarter of fiscal year 2009 and fiscal year 2010, which placed additional pressures on top lines and on operational margins.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2010	2009	2008
Print	$77,789	$85,295	$93,767
Apparel	57,530	58,181	70,107

Total	$135,319	$143,476	$163,874

     Print Segment. Our print gross profit margin (“margin”), as a percent of sales, was 27.6%, 26.1% and 27.2% for fiscal years 2010, 2009 and 2008, respectively. In fiscal 2010 we saw our material prices stabilize due to depressed economic conditions. As such, we were able to fully realize the benefits associated with our costs control initiatives started during fiscal 2009. While this was a favorable factor during fiscal 2010, going forward we would expect paper mills to continue to increase prices whenever possible, especially as the economy strengthens, and have already seen indications of paper price increases during the first quarter of fiscal 2011. The decrease in our 2009 print gross profit margin, as a percentage of sales, related primarily to increased material and freight costs which had not been fully passed on to our customers because of contractual obligations and/or timing of the increases, product mix changes, and lower absorption due to our lower volume. While costs increases impacted our margins, we were able, for the most part, to effectively offset these costs increases during the period through improved operational efficiencies.
     Apparel Segment. Our apparel margin, as a percent of sales, was 24.4%, 22.6% and 26.4%, for fiscal years 2010, 2009 and 2008, respectively. We were able to increase our margin by 180 basis points during fiscal year 2010 through focusing on the cost-side of the equation.
     Cost control was a major factor in the improvement of our margin for 2010. Gas prices were more favorable in 2010 as compared to 2009 and, combined with lower chemical and other input costs, helped to partially offset the reduction in sales for the year. In addition all non-essential overtime was eliminated and a period of 4 day manufacturing was implemented in our main fabric producing plant in Anaheim for a portion of the year without impacting our reported margin. We were also able to take advantage, during the fourth quarter, of lower cotton prices which we had locked in at previously contracted prices earlier in the year when cotton was selling at a much lower price per pound.
     Our margins during fiscal year 2009 were significantly impacted by the severe economic downturn experienced which started during the later part of our third fiscal quarter, and the resulting impact on inventory levels and competitors’ pricing strategies. In addition, our margins were negatively impacted by significant raw material price increases, as well as freight, chemical and energy costs increases during the period. While several price increases occurred during the first six months of fiscal year 2009, these increases only partially covered the actual costs increases incurred during this period. In addition, customer mix changes (i.e., more sales to larger lower pricing tiered customers), and product mix changes (i.e., shift in sales to lower profit margin items) also impacted the reported margin during this period. During the second half of the year, due to the severe economic downturn, retailers significantly reduced their on-hand inventory levels, which in turn resulted in increased inventory at the manufacturing level. This resulted in increased pricing pressures in the market place, at a time when manufacturers were still trying to recoup their material/production cost increases experienced during the first six months of the year. As a result, manufacturers’ top lines were impacted two-fold: 1) by a reduction in units sold, and 2) by a reduction in selling price, which placed additional strains on manufacturers’ margins during the fourth quarter. In addition, margins were further impacted during the period by lower manufacturing levels as manufacturers adjusted their production to demand levels which decreased their manufacturing absorption factors. Our Apparel Segment wasn’t immune to this, as we saw our margins decline from 24.2% to 19.3% on a comparable 4th quarter basis.

	Fiscal Years Ended
Profit by Segment (in thousands)	2010	2009	2008
Print	$46,047	$51,553	$56,012
Apparel	24,778	(49,416)	29,367

Total	70,825	2,137	85,379
Less corporate expenses	15,156	15,196	15,594

Earnings (loss) before income taxes	$55,669	$(13,059)	$69,785

     Print Segment. As a percent of sales, our Print Segment’s profits were 16.3%, 15.8%, and 16.2% for fiscal years 2010, 2009 and 2008, respectively. Our Print Segment’s profit for fiscal year 2010 decreased by approximately $5.5 million, or 10.7%, from $51.6 million for the fiscal year 2009, to $46.0 million for the fiscal year ended February 28, 2010. The decrease in our Print profit during fiscal year 2010 on a dollar basis as compared to fiscal year 2009 is related to the decline in our sales, as previously discussed.
     Our Print Segment’s profit for fiscal year 2009 decreased by approximately $4.5 million, or 8.0%, from $56.0 million for the fiscal year 2008, to $51.6 million for the fiscal year ended February 28, 2010. The decrease in our Print profit during fiscal year 2009 on a dollar basis and as a percent of sales as compared to fiscal year 2008 is related to the decline in our sales and our gross profit margin, as previously discussed.
     Apparel Segment. During the fourth quarter of fiscal year 2009 we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. Excluding the fiscal year 2009 impairment charge and certain other unusual charges (bankruptcy of customer ($2.5 million) and higher than normal inventory reserve charge ($2.0 million) associated with our fleece and junior products), the Apparel Segments profits and percentage of sales were $24.8 million (10.5%), $23.0 million (8.9%) and $29.4 million (11.1%) for fiscal years 2010, 2009 and 2008, respectively. In addition to the significant improvement in our gross profits margins as noted earlier, during fiscal year 2010 cost cutting in selling, general, and administrative expenses were achieved following a review of our advertising and marketing activities. Apparel profit decreased during fiscal year 2009 primarily as a result of decreased sales and gross profit margins, as previously discussed.
Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2010	2009	Change
Working Capital	$116,638	$138,374	-15.7%
Cash	$21,063	$9,286	126.8%
     Working Capital. Our working capital decreased by approximately $21.7 million, or 15.7% from $138.4 million at February 28, 2009 to $116.6 million at February 28, 2010. The decrease in our working capital during the period related primarily to the decrease in our inventories on hand. Our current ratio, calculated by dividing our current assets by our current liabilities decreased from 4.2-to-1.0 at February 28, 2009 to 3.3-to-1.0 at February 28, 2010, due to the cash generated from the reduction in our inventories being used to pay-down long-term debt. As a result, our debt-to-equity ratio decreased from .26-to-1.0 at February 28, 2009 to .13-to-1.0 at February 28, 2010.

	Fiscal Years Ended
(Dollars in thousands)	2010	2009	Change
Net Cash provided by operating activities	$82,567	$44,216	86.7%
Net Cash used in investing activities	$(20,244)	$(5,350)	278.4%
Net Cash used in financing activities	$(50,488)	$(32,464)	55.5%

     Cash flows from operating activities. Cash flows from operations during fiscal 2010 increased by $38.4 million, or 86.7% over fiscal year 2009, which had increased by $13.8 million, or 45.2% over fiscal year 2008. During fiscal year 2010, we provided cash primarily through the reduction of our inventories by $27.1 million, $23.4 million in the Apparel segment alone, and $6.1 million through the increase in our accounts payable and other associated accrued expenses. During fiscal year 2009, we collected the build-up in receivables associated with our transition away from factoring, improved our receivable turnover ratio, and used less operational cash during the period to build our apparel inventory. As a result we generated approximately $39.5 million in cash from these activities. This was offset by our lower pre-impairment operational results, an increase in our prepaid expenses relating to an over-payment of taxes, and reduction in our payables, which impacted our operational cash by $9.6 million, $7.5 million and $10.1 million, respectively.
     Cash flows from investing activities. Cash used for our investing activities, which relates primarily to capital expenditures, increased by $14.9 million, or 278.4% from $5.4 million for fiscal year 2009 to $20.2 million for fiscal year 2010. The increase in our capital expenditures relates primarily to our new Apparel manufacturing facility located in Agua Prieta, Mexico. For contractual commitments remaining in connection with the construction of this facility — see “Contractual Obligations & Off-Balance Sheet Arrangements” section following in this Report.
     Cash flows from financing activities. We used $18.0 million more in cash associated with our financing activities in fiscal year 2010 when compared to the same period last year. We repaid debt in the amount of $34.2 million during the fiscal year ended 2010, as compared to $21.8 million during fiscal year ended 2009. We borrowed no additional funds in fiscal year 2010 as compared to $5.0 million in fiscal year 2009.
     Stock Repurchase — On October 20, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 28, 2010, there were 96,000 shares of our common stock that had been purchased under the repurchase program at a cost of $1.0 million and an average price per share of $10.45.
     Credit Facility — On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.25% or 2.48% at February 28, 2010), depending on our total funded debt to EBITDA ratio, as defined. As of February 28, 2010, we had $40.0 million of borrowings under the revolving credit line and $2.6 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $107.4 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of February 28, 2010. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During fiscal year 2010, we repaid $34.0 million on the revolver and $0.2 million on other debt. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital required for the foreseeable future.
     We use derivative financial instruments to manage our exposures to interest rate fluctuations on our floating rate $150.0 million revolving credit maturing August 18, 2012. We account for our derivatives as cash flow hedges and record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures, at which time the changes in fair value would be recorded in Accumulated Other Comprehensive Income.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at February 28, 2010 was $(1.8) million, $(1.2) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in long-term debt with a related deferred charge recorded as a component of other comprehensive income.

     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). We anticipate that we will contribute from $2.0 million to $3.0 million during our next fiscal year. We made contributions of $3.0 million to our pension plan during each of our last 2 fiscal years. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At February 28, 2010 we had an unfunded pension liability recorded on our balance sheet of $7.1 million.
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
     Capital Expenditures — We expect our capital requirements for 2011, exclusive of capital required for possible acquisitions and the development of our new manufacturing facility, will be between $3.0 million and $5.0 million. We would expect to fund these expenditures through existing cash flows.
     On June 26, 2008, we announced plans to build a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. We estimate the total capital expenditures of $45 million to $50 million ($20 million — $25 million for building and $20 million — $25 million for machinery and equipment), with funding to be provided by internal cash flow and, as required, our existing credit facilities. We incurred expenditures of approximately $17.9 million during the current fiscal year 2010. The facility is expected to be operational in fiscal year 2011.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2010 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2010 (in thousands).

	Fiscal Years
						2015 to
	Total	2011	2012	2013	2014	2020
Debt:
Revolving credit facility	$40,000	$—	$—	$40,000	$—	$—
Interest rate swap	1,817	—	1,817	—	—	—

Debt and interest rate swap total	41,817	—	1,817	40,000	—	—

Other contractual commitments:
Estimated pension benefit payments	36,155	1,575	3,240	3,510	4,460	23,370
Letters of credit	5,296	5,296	—	—	—	—
Operating leases	13,056	7,131	3,519	1,799	582	25
Construction contract — Agua Prieta	21,342	21,342	—	—	—	—

Total other contractual commitments	75,849	35,344	6,759	5,309	5,042	23,395

Total	$117,666	$35,344	$8,576	$45,309	$5,042	$23,395

Subsequent to February 28, 2010 and through April 30, 2010, we made no additional repayments on our revolving credit facility. We expect future interest payments of $2.5 million for fiscal year 2011, $1.6 million for fiscal year 2012, and $0.5 million for fiscal year 2013 assuming interest rates and debt levels remain the same throughout the remaining term of the facility.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash
     We have significant amounts of cash at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Interest Rates
     We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facilities, totaled $40.0 million at February 28, 2010. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is fixed through this interest rate swap agreement. There would be no impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2010.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No matter requires disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of February 28, 2010 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
     Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 28, 2010, the Company’s internal control over financial reporting is effective.
     Grant Thornton, LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2010 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Report.
ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.
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

ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.
     The following table provides information about securities authorized for issuance under the Company’s equity compensation plan as of February 28, 2010.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a)
Plan Category	(a)	(b)	( c )
Equity compensation plan approved by the security holders (1)	341,670	$12.09	370,213
Equity compensation plans not approved by security holders	—	—	—

Total	341,670	$12.09	370,213

(1)	The 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated on May 14, 2008, formerly the 1998 Option and Restricted Stock Plan, amended and restated as of June 17, 2004. Includes 91,470 shares of restricted stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.
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
     ENNIS, INC.

Date: May 10, 2010	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 10, 2010	BY:	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President — Finance and CFO, Secretary and Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 10, 2010	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman

Date: May 10, 2010	BY:	/s/ MICHAEL D. MAGILL
Michael D. Magill, Director

Date: May 10, 2010	BY:	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 10, 2010	BY:	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 10, 2010	BY:	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 10, 2010	BY:	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 10, 2010	BY:	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 10, 2010	BY:	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 10, 2010	BY:	/s/ JAMES C. TAYLOR
James C. Taylor, Director

ENNIS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries as of February 28, 2010 and February 28, 2009, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. as of February 28, 2010 and February 28, 2009, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ennis, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 10, 2010 expressed an unqualified opinion on the effectiveness of Ennis, Inc.’s internal control over financial reporting.

/s/ Grant Thornton LLP
Dallas, Texas
May 10, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited Ennis, Inc. (a Texas corporation) and subsidiaries’ internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ennis, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Ennis, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 28, 2010 and 2009 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2010 and our report dated May 10, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
May 10, 2010

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Fiscal Years Ended
	2010	2009
Assets
Current assets
Cash	$21,063	$9,286
Accounts receivable, net of allowance for doubtful receivables of $4,446 at February 28, 2010 and $3,561 at February 28, 2009	57,249	57,467
Prepaid expenses	6,867	3,780
Prepaid income taxes	—	4,826
Inventories	75,137	101,167
Deferred income taxes	5,319	5,728
Assets held for sale	804	—

Total current assets	166,439	182,254

Property, plant and equipment, at cost
Plant, machinery and equipment	138,419	133,300
Land and buildings	55,430	43,150
Other	22,402	22,679

Total property, plant and equipment	216,251	199,129
Less accumulated depreciation	150,531	144,457

Net property, plant and equipment	65,720	54,672

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,897	59,030
Customer lists, net	19,753	22,007
Deferred finance charges, net	1,079	486
Other assets	3,470	590

Total assets	$432,699	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	Fiscal Years Ended
	2010	2009
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,463	$24,723
Accrued expenses
Employee compensation and benefits	14,374	12,919
Taxes other than income	1,539	1,322
Federal and state income taxes payable	705	—
Other	5,720	4,706
Current installments of long-term debt	—	210

Total current liabilities	49,801	43,880

Long-term debt, less current installments	41,817	76,185
Liability for pension benefits	7,132	6,988
Deferred income taxes	19,821	16,250
Other liabilities	868	1,071

Total liabilities	119,439	144,374

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2010 and 2009	75,134	75,134
Additional paid in capital	121,978	122,448
Retained earnings	206,062	186,857
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	267	(1,016)
Unrealized loss on derivative instruments, net of taxes	(1,154)	(1,387)
Minimum pension liability, net of taxes	(12,376)	(12,107)

	(13,263)	(14,510)

	389,911	369,929
Treasury stock
Cost of 4,292,080 shares in 2010 and 4,336,557 shares in 2009	(76,651)	(77,923)

Total shareholders’ equity	313,260	292,006

Total liabilities and shareholders’ equity	$432,699	$436,380

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2010	2009	2008
Net sales	$517,738	$584,029	$610,610
Cost of goods sold	382,419	440,553	446,736

Gross profit margin	135,319	143,476	163,874

Selling, general and administrative	76,738	86,217	88,851
Impairment of goodwill	—	63,151	—
Impairment of trademarks	—	4,700	—
Gain from disposal of assets	(1)	(514)	(757)

Income (loss) from operations	58,582	(10,078)	75,780

Other income (expense)
Interest expense	(2,627)	(3,363)	(5,678)
Other, net	(286)	382	(317)

	(2,913)	(2,981)	(5,995)

Earnings (loss) before income taxes	55,669	(13,059)	69,785

Provision for income taxes	20,463	19,709	25,195

Net earnings (loss)	$35,206	$(32,768)	$44,590

Weighted average common shares outstanding
Basic	25,768,632	25,724,150	25,696,745

Diluted	25,796,553	25,790,166	25,860,358

Per share amounts
Net earnings (loss) — basic	$1.37	$(1.27)	$1.74

Net earnings (loss) — diluted	$1.36	$(1.27)	$1.72

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED 2008, 2009, AND 2010
(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2007	30,053,443	75,134	122,305	207,190	(7,371)	(4,475,962)	(80,855)	316,403
Net earnings	—	—	—	44,590	—	—	—	44,590
Foreign currency translation, net of deferred tax of $526	—	—	—	—	904	—	—	904
Adjustment to pension net of deferred tax of $584	—	—	—	—	946	—	—	946

Comprehensive income								46,440
Cumulative impact of a change in accounting for income tax uncertainties pursuant to ASC 740	—	—	—	(240)	—	—	—	(240)
Dividends declared ($.62 per share)	—	—	—	(15,916)	—	—	—	(15,916)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	385	—	—	—	—	385
Stock based compensation	—	—	734	—	—	—	—	734
Exercise of stock options and restricted stock grants	—	—	(858)	—	—	84,769	1,531	673

Balance February 29, 2008	30,053,443	75,134	122,566	235,624	(5,521)	(4,391,193)	(79,324)	348,479
Net earnings (loss)	—	—	—	(32,768)	—	—	—	(32,768)
Foreign currency translation, net of deferred tax of $1,142	—	—	—	—	(1,945)	—	—	(1,945)
Unrealized loss on derivative instruments, net of deferred tax of $797	—	—	—	—	(1,387)	—	—	(1,387)
Adjustment to pension net of deferred tax of $3,252	—	—	—	—	(5,657)	—	—	(5,657)

Comprehensive loss								(41,757)
Dividends declared ($.62 per share)	—	—	—	(15,999)	—	—	—	(15,999)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	249	—	—	—	—	249
Stock based compensation	—	—	993	—	—	—	—	993
Exercise of stock options and restricted stock grants	—	—	(1,360)	—	—	107,336	2,000	640
Stock repurchases	—	—	—	—	—	(52,700)	(599)	(599)

Balance February 28, 2009	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006
Net earnings	—	—	—	35,206	—	—	—	35,206
Foreign currency translation, net of deferred tax of $754	—	—	—	—	1,283	—	—	1,283
Unrealized gain on derivative instruments, net of deferred tax benefit of $137	—	—	—	—	233	—	—	233
Adjustment to pension net of deferred tax of $158	—	—	—	—	(269)	—	—	(269)

Comprehensive income								36,453
Dividends declared ($0.62 per share)	—	—	—	(16,001)	—	—	—	(16,001)
Excess tax benefit of stock option exercises and restricted
stock grants	—	—	101	—	—	—	—	101
Stock based compensation	—	—	1,079	—	—	—	—	1,079
Exercise of stock options and restricted stock grants	—	—	(1,650)	—	—	93,034	1,758	108
Stock repurchases	—	—	—	—	—	(48,557)	(486)	(486)

Balance February 28, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$35,206	$(32,768)	$44,590
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,976	9,993	12,217
Amortization of deferred finance charges	438	448	448
Amortization of tradenames and customer lists	2,403	2,419	2,062
Impairment of goodwill and trademarks	—	67,851	—
Gain from disposal of assets	(1)	(514)	(757)
Bad debt expense	2,182	3,609	1,970
Stock based compensation	1,079	993	734
Excess tax benefit of stock based compensation	(101)	(249)	(385)
Deferred income taxes	2,705	(4,265)	682
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,614)	10,580	(22,854)
Prepaid expenses	1,867	(5,313)	2,239
Inventories	27,096	(4,154)	(10,148)
Other current assets	409	2,058	—
Other assets	(3,927)	(4)	16
Accounts payable and accrued expenses	6,177	(7,789)	2,348
Other liabilities	(203)	(270)	(701)
Prepaid pension asset/liability for pension benefits	(125)	1,591	(2,017)

Net cash provided by operating activities	82,567	44,216	30,444

Cash flows from investing activities:
Capital expenditures	(20,280)	(6,399)	(4,294)
Purchase of businesses, net of cash acquired	—	—	(14,638)
Proceeds from disposal of plant and property	36	1,049	1,647

Net cash used in investing activities	(20,244)	(5,350)	(17,285)

Cash flows from financing activities:
Borrowings on debt	—	5,000	18,000
Repayment of debt	(34,210)	(21,755)	(16,658)
Dividends	(16,001)	(15,999)	(15,916)
Purchase of treasury stock	(486)	(599)	—
Proceeds from exercise of stock options	108	640	673
Excess tax benefit of stock based compensation	101	249	385

Net cash used in financing activities	(50,488)	(32,464)	(13,516)

Effect of exchange rate changes on cash	(58)	(509)	168

Net change in cash	11,777	5,893	(189)
Cash at beginning of period	9,286	3,393	3,582

Cash at end of period	$21,063	$9,286	$3,393

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
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2010, February 28, 2009 and February 29, 2008 (fiscal years ended 2010, 2009, and 2008, respectively).
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
Inventories. With the exception of approximately one third of the raw materials of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2010 and 2009, approximately 6.15% and 5.16% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserve for excess and obsolete inventory at fiscal years ended 2010 and 2009 were $2.0 million and $3.5 million, respectively.
Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property. As of February 28, 2010, the Company had land, building and equipment of approximately $0.8 million classified as assets held for sale on the consolidated balance sheet. This balance is comprised of land and building with a net book value of $0.7 million and equipment with a net book value of $0.1 million.
Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the related business unit to its carrying value. Refer to Note 4 for further discussion of the Company’s fiscal year 2009 goodwill and trademark impairment.
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
Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivables, accounts payable and long-term debt approximate fair value because of the short maturity and/or variable rates associated with these instruments. Derivative financial instruments are recorded at fair value. Refer to Note 7 for additional discussion of fair value measurements.
Treasury Stock. The Company accounts for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.
Deferred Finance Charges. The Company accounts for deferred finance charges in connection with its revolving and term credit facility. The costs associated with the debt are amortized as a reduction to interest expense over the term of the facility. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.
Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $12,376,000, $18,294,000, and $20,250,000 of revenue was recognized under these arrangements during fiscal years 2010, 2009, and 2008 respectively.
Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1,600,000, $1,676,000 and $2,014,000, during the fiscal years ended 2010, 2009 and 2008, respectively and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Included in advertising expense is amortization related to direct response advertising of $817,000, $693,000 and $876,000 for the fiscal years ended 2010, 2009 and 2008, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2010, 2009 and 2008 were $104,000, $409,000 and $231,000, respectively.
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
Earnings (Loss) Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal years 2010 and 2009, 98,950 and 90,200 of options, respectively, were not included in the diluted earnings (loss) per share computation because their effect was anti-dilutive. In 2008 all options and restricted stock grants were dilutive.
Accumulated Other Comprehensive Income (Loss). Other comprehensive income (loss) is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following: adjustments resulting from the foreign currency translation of the Company’s Mexican and Canadian

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
operations, changes in the fair value of interest rate swap and changes in the funded status of the Company’s pension plan.
Derivative Instruments and Hedging Activities. The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating debt agreements when the Company deems it prudent to do so. In March 2008, the FASB issued authoritative guidance which requires entities to provide enhanced disclosures about derivative instruments and hedging activities. This guidance requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other income (expense), net as incurred. Transaction gains and losses totaled approximately $290,000, ($384,000) and 322,000 for fiscal years ended 2010, 2009 and 2008, respectively.
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
Stock Based Compensation. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 3%) over the requisite service period of the individual grants, which generally equals the vesting period. The fair value of all share based awards is estimated on the date of grant. For a further discussion of the impact of stock based compensation on the results of our consolidated financial statements, see Note 10, “Stock Option Plan and Stock Based Compensation.”
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions which, at times, may exceed federally insured limits. The Company’s credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for doubtful receivables to cover estimated credit losses associated with accounts receivable.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Approximately 96% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.
The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2010	2009	2008
Balance at beginning of period	$3,561	$3,954	$2,698
Bad debt expense	2,182	3,609	1,970
Recoveries	34	24	29
Accounts written off	(1,297)	(4,026)	(743)
Foreign currency translation	(34)	—	—

Balance at end of period	$4,446	$3,561	$3,954

(3) Inventories
The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2010	2009
Raw material	$11,089	$13,357
Work-in-process	14,280	13,090
Finished goods	49,768	74,720

	$75,137	$101,167

The excess of current costs at FIFO over LIFO stated values was approximately $5.3 million at both fiscal years ended 2010 and 2009. There were no significant liquidations of LIFO inventories during the fiscal years ended 2010, 2009 and 2008. Cost includes materials, labor and overhead related to the purchase and production of inventories.
(4) Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values of reporting units are typically calculated using a factor of expected earnings before interest, taxes, depreciation, and amortization. After conducting its fiscal year 2009 test, the Company determined there was no impairment in the Print Segment and $63.2 million of goodwill in the Apparel Segment was impaired. The goodwill impairment charge was primarily driven by current adverse economic conditions and, to a lesser extent, by expected future cash flows. No such impairment charges were necessary in fiscal 2008 or 2010. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Goodwill and Other Intangible Assets-continued
related assumptions change, the Company may be required to record impairment charges for these assets in the future.
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). In fiscal 2009, trademarks with indefinite lives, with a net book value of $63.2 million (fair value at time of acquisition) were evaluated for impairment and determined to have been impaired. A $4.7 million impairment charge was recorded to reduce the carrying value of the trademarks to their fair value of $58.5 million at fiscal year end 2009. No such impairment charges were necessary in fiscal 2008 or 2010.
The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousand):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of February 28, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$875	$359
Customer lists	29,908	10,155	19,753
Noncompete	500	483	17

	$31,642	$11,513	$20,129

As of February 28, 2009
Amortized intangible assets (in thousands)
Tradenames	$1,234	$742	$492
Customer lists	29,908	7,901	22,007
Noncompete	500	467	33

	$31,642	$9,110	$22,532

	Fiscal years ended
	2010	2009
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for fiscal years 2010, 2009 and 2008 was approximately $2.4 million $2.4 million and $2.1 million, respectively.
The Company’s estimated amortization expense for the next five years is as follows:

2011	$2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
2015	2,136,000

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Goodwill and Other Intangible Assets-continued
The following table represents changes in the carrying amount of goodwill for the fiscal years ended (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2008	$40,688	$137,700	$178,388
Goodwill acquired	2,104	—	2,104
Goodwill impairment	—	(63,151)	(63,151)

Balance as of March 1, 2009	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of February 28, 2010	$42,792	$74,549	$117,341

There was no adjustment to goodwill during the fiscal year ended February 28, 2010. An adjustment of $2.1 million during the fiscal year ended February 28, 2009 was added to goodwill due to revised tax estimate of prior acquisitions.
(5) Other Accrued Expenses
The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 28,
	2010	2009
Accrued taxes	$265	$332
Accrued legal and professional fees	392	430
Accrued interest	114	129
Accrued utilities	1,322	1,499
Accrued repairs and maintenance	547	410
Accrual-earn out agreements	594	225
Other accrued expenses	2,486	1,681

	$5,720	$4,706

(6) Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate $150 million revolving credit maturing August 18, 2012. On July 7, 2008, the company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40 million. The Swap fixes the LIBOR rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at February 28, 2010 was $(1.8) million or $(1.2) million net of deferred taxes and at February 28, 2009 was $(2.2) million or $(1.4) million net of deferred taxes. The Swap has been reported on the Consolidated Balance Sheet as long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During fiscal year 2010, there was a loss of approximately $1.3 million reclassified from accumulated other comprehensive income to interest expense related to the Swap the Company has in place.
(7) Fair Value Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable and long-term debt approximate fair value because of the short maturity and/or variable rates associated with these instruments. Derivative financial instruments are recorded at fair value.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Fair Value Financial Instruments-continued
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
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate fair value of its Interest Rate Swap Agreement (“Swap”).
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of February 28, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 28,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(1,817)	$—	$(1,817)	$—

	$(1,817)	$—	$(1,817)	$—

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 28,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(2,185)	$—	$(2,185)	$—

	$(2,185)	$—	$(2,185)	$—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Long-Term Debt
Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2010	February 28, 2009
Revolving credit facility	$40,000	$74,000
Interest rate swap	1,817	2,185
Capital lease obligation	—	210

	41,817	76,395
Less current installments	—	210

Long-term debt	$41,817	$76,185

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.25% or 2.48% at February 28, 2010), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of February 28, 2010, the Company had $40.0 million of borrowings under the revolving credit line and $2.6 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $107.4 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of February 28, 2010. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
We capitalized $280,000 of interest expense for fiscal 2010 relating to the construction of the Agua Prieta Facility. There was no interest capitalized for fiscal 2009 or 2008.
The Company’s long-term debt maturities for the years following February 28, 2010 are as follows (in thousands):

Debt
2011	$—
2012	1,817
2013	40,000

$41,817

(9) Shareholders’ Equity
On October 20, 2008, the Board of Directors authorized the repurchase of up to $5 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 28, 2010, there were 96,000 shares of the common stock that had been purchased under the repurchase program at an average price per share of $10.45.
The Company’s revolving credit facility maintains certain restriction on the amount of treasury shares that may be made and distributions to its shareholders.
(10) Stock Option Plan and Stock Based Compensation
The Company has stock options and restricted stock granted to key executives and managerial employees and non-employee directors. At fiscal year ended 2010, the Company has one stock option plan: the 2004 Long-Term

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plan and Stock Based Compensation-continued
Incentive Plan of Ennis, Inc., as amended and restated on May 14, 2008, formerly the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 370,213 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2010, 2009 and 2008, the company recorded in selling, general and administrative expenses, compensation expense related to its share based compensation of $1,079,000 ($680,000 net of tax), $993,000 ($631,000 net of tax) and $734,000 ($462,000 net of tax), respectively.
Stock Options
The Company had the following stock option activity for the three years ended February 28, 2010:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2007	553,513	$11.08	3.9
Granted	—	—
Terminated	(20,500)	15.15
Exercised	(63,500)	10.60

Outstanding at February 29, 2008	469,513	$10.97	2.9
Granted	—	—
Terminated	(46,450)	12.31
Exercised	(104,500)	10.34

Outstanding at February 28, 2009	318,563	$10.98	2.4
Granted	105,000	8.94
Terminated	(115,000)	8.69
Exercised	(58,363)	7.06

Outstanding at February 28, 2010	250,200	$12.09	6.0	$1,003

Exercisable at February 28, 2010	140,200	$14.29	3.7	$328

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The Company did not grant any stock options during fiscal years 2009 and 2008. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal year ended 2010:

Expected volatility	32.35%
Expected term (years)	4
Risk free interest rate	2.01%
Dividend yield	4.74%

Weighted average grant-date fair value	$1.583

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plan and Stock Based Compensation-continued
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2010	2009	2008
Total cash received	$108	$640	$673
Income tax benefits	101	249	385
Total grant-date fair value	42	134	83
Intrinsic value	408	536	611
A summary of the status of the company’s unvested stock options at February 28, 2010, and changes during the fiscal year ended February 28, 2010 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2009	18,425	$2.85
New grants	105,000	1.58
Vested	(13,425)	2.85
Forfeited	—	—

Unvested at February 28, 2010	110,000	$1.64

As of February 28, 2010, there was $129,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 3.0 years. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2010 was $206,000.
The following table summarizes information about stock options outstanding at the end of fiscal year 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$7.0625 to $8.9400	141,250	7.1	$8.67	36,250	$7.90
11.6700 to 13.2800	18,750	2.7	12.42	18,750	12.42
14.8200 to 16.4200	57,700	4.5	16.05	52,700	16.02
19.6900	32,500	6.0	19.69	32,500	19.69

	250,200	6.0	12.09	140,200	14.29

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Stock Option Plan and Stock Based Compensation-continued
Restricted Stock
The Company had the following restricted stock grants activity for the three fiscal years ended February 28, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2007	39,919	$19.67
Granted	56,600	26.79
Terminated	(1,334)	19.64
Vested	(21,269)	19.68

Outstanding at February 29, 2008	73,916	$25.12
Granted	75,080	15.67
Terminated	(15,236)	19.89
Vested	(30,669)	24.05

Outstanding at February 28, 2009	103,091	$19.33
Granted	44,800	8.94
Terminated	—	—
Vested	(56,421)	17.48

Outstanding at February 28, 2010	91,470	$15.38

As of February 28, 2010, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $628,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.3 years. During the fiscal year ended 2010, the Company’s restricted stock grants had an underlying fair value at date of grant of $1.4 million.
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
The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2010	2009
Equity securities	54%	42%
Debt securities	42%	48%
Cash and cash equivalents	4%	10%

Total	100%	100%

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The current asset allocation is being managed to meet the Company stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objective, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2010 is as follows:

Asset Class	Target Allocation Percentage
Money Market	0-3%
Bonds	43-47%
Stocks	45-50%
The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2010 was 8.0%, the rate used in the calculation of the current year pension expense.
The following table presents the Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2010:

		Fair Value Measurements Using:
		Quoted
		Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	at 2/28/10	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,354	$1,354	$—	$—
Government bonds	9,750	—	9,750	—
Corporate bonds	6,750	—	6,750	—
Domestic equities	17,706	17,706	—	—
Foreign equities	3,562	3,562	—	—

	$39,122	$22,622	$16,500	$—

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial asset, including estimates of timing, amount of expected future cash flows, and the credit standing of the issuer. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. The disclosed fair value may not be realized in the immediate settlement of the financial asset. In addition, the disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial asset. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quotes prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2010	2009	2008
Components of net periodic benefit cost
Service cost	$1,138	$1,341	$1,430
Interest cost	2,741	2,627	2,505
Expected return on plan assets	(2,423)	(3,249)	(3,079)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	1,698	766	905

Net periodic benefit cost	3,009	1,340	1,616

Other changes in Plan Assets and Projected Benefit Obligation Recognized in Other comprehensive Income
Net actuarial loss (gain)	1,688	9,529	(818)
Amortization of net actuarial loss	(1,698)	(766)	(905)
Amortization of prior service credit	145	145	145

	135	8,908	(1,578)

Total recognized in net periodic pension cost and other comprehensive income	$3,144	$10,248	$38

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2010	2009	2008
Weighted average discount rate (net periodic pension cost)	7.15%	6.40%	6.00%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	6.05%	7.15%	6.40%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$38,951	$42,311
Service cost	1,138	1,341
Interest cost	2,741	2,626
Actuarial loss	7,926	(3,623)
Benefits paid	(4,502)	(3,704)

Projected benefit obligation at end of year	$46,254	$38,951

Change in plan assets:
Fair value of plan assets at beginning of year	$31,963	$42,571
Company contributions	3,000	3,000
Gains on plan assets	8,661	(9,904)
Benefits paid	(4,502)	(3,704)

Fair value of plan assets at end of year	$39,122	$31,963

Funded status (benefit obligation less plan assets)	$(7,132)	$(6,988)

Accumulated benefit obligation at end of year	$40,852	$33,957

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2011.
Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2011	$1,575
2012	3,240
2013	3,510
2014	4,460
2015	4,000
2016 – 2020	19,370
Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the pension plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $313,000, $372,000 and $421,000 in fiscal years ended 2010, 2009 and 2008, respectively.
In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $306,000, $345,000, and $360,000 in fiscal years ended 2010, 2009 and 2008, respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Income Taxes
The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2010	2009	2008
Current:
Federal	$16,357	$14,723	$20,144
State and local	3,104	3,444	2,787
Foreign	857	573	2,147
Deferred	145	969	117

Total provision for income taxes	$20,463	$19,709	$25,195

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2010, was 36.8%, as compared with a negative 150.9% and 36.1% in 2009 and 2008, respectively. Excluding the impairment the effective tax rate for 2009 would have been 39.4%. Provision for state income tax of (18.4)% in 2009 was due to a negative pre-tax income amount created by the impairment charge. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.7	(18.4)	2.6
Impairment of goodwill	—	(169.3)	—
Other	(1.9)	1.8	(1.5)

	36.8%	(150.9)%	36.1%

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

	2010	2009
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,718	$1,366
Inventories	1,916	2,739
Employee compensation and benefits	1,625	1,661
Other	60	(38)

	$5,319	$5,728

Noncurrent deferred tax liability (asset) related to:
Property, plant and equipment	$3,891	$4,787
Goodwill and other intangible assets	20,898	20,084
Pension and noncurrent employee compensation benefits	(3,816)	(3,644)
Net operating loss and foreign tax credits	(378)	(3,143)
Interest rate swap	(702)	(838)
Other	(72)	(996)

	$19,821	$16,250

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Income Taxes-continued
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with accounting standards for approximately $250,000 as of February 28, 2010 and February 28, 2009, respectively, related to foreign tax credits. Other non-current deferred tax liability (asset) includes currency exchange, stock options exercised, valuation allowance and other. The Company has federal and state net operating loss carry forwards as a result of an acquisition in the amount of $1,918,000 expiring in fiscal years 2017 through 2025. The Company in 2009 had foreign tax credit carry forwards in the amount of $2,692,000. In December 2009 the Company filed Canadian amended returns for fiscal years 2006, 2007, and 2008 which converted the carry forward amount to a long-term receivable on the balance sheet. Based on historical earnings, management believes it will be able to fully utilize the net operating loss carry forwards.
Accounting standards require a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
Unrecognized tax benefits, including accrued interest and penalties, at fiscal year end 2010, 2009 and 2008 of $169,000, $278,000 and $228,000, respectively, related to uncertain tax positions are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2010, the unrecognized tax benefit includes an aggregate of $22,000 of interest expense. Approximately $57,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal year ended 2010 is as follows (in thousands):

	2010	2009
Balance at beginning of year	$243	$201
Additions (reductions) based on tax positions related to the current year	(15)	109
Reductions due to lapses of statutes of limitations	(81)	(67)

Balance at end of year	$147	$243

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2006. All material state and local income tax matters have been concluded for years through 2004 and foreign tax jurisdictions through 2008.
The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2010, 2009 and 2008.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Earnings (loss) per Share-continued

	2010	2009	2008
Basic weighted average common shares outstanding	25,768,632	25,724,150	25,696,745
Effect of dilutive options	27,921	66,016	163,613

Diluted weighted average common shares outstanding	25,796,553	25,790,166	25,860,358

Per share amounts:
Net earnings – basic	$1.37	$(1.27)	$1.74

Net earnings – diluted	$1.36	$(1.27)	$1.72

Cash dividends	$0.62	$0.62	$0.62

In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are comprised of unvested restricted stock. These participating securities, prior to application of this guidance, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic earnings per share amounts have been retroactively adjusted for all periods presented. The retrospective application of the provision had no effect on basic earnings per common share for fiscal years ended 2008 and 2009.
(14) Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 55% of the Company’s consolidated net sales for fiscal year 2010, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 37 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business FormsSM, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFS® (which provide financial and security documents).
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
The second segment, the Apparel Segment, which accounted for 45% of the Company’s fiscal year 2010 consolidated net sales, consists of Alstyle Apparel, which was acquired in November 2004. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the fiscal years ended 2010, 2009 and 2008 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2010:
Net sales	$282,308	$235,430	$—	$517,738
Depreciation	5,970	2,168	838	8,976
Amortization of identifiable intangibles	937	1,466	—	2,403
Impairment of goodwill and trademarks	—	—	—	—
Segment earnings (loss) before income tax	46,047	24,778	(15,156)	55,669
Segment assets	140,734	270,680	21,285	432,699
Capital expenditures	2,522	17,661	97	20,280

Fiscal year ended February 28, 2009:
Net sales	$327,034	$256,995	$—	$584,029
Depreciation	6,406	2,640	947	9,993
Amortization of identifiable intangibles	952	1,467	—	2,419
Impairment of goodwill and trademarks	—	67,851	—	67,851
Segment earnings (loss) before income tax	51,553	(49,416)	(15,196)	(13,059)
Segment assets	152,971	267,499	15,910	436,380
Capital expenditures	5,973	324	102	6,399

Fiscal year ended February 29, 2008:
Net sales	$345,042	$265,568	$—	$610,610
Depreciation	8,009	3,306	902	12,217
Amortization of identifiable intangibles	595	1,467	—	2,062
Segment earnings (loss) before income tax	56,012	29,367	(15,594)	69,785
Segment assets	157,979	347,861	7,291	513,131
Capital expenditures	2,939	1,275	80	4,294

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

	United States	Canada	Mexico	Total
2010
Net sales to unaffiliated customers
Print Segment	$282,308	$—	$—	$282,308
Apparel Segment	217,442	15,183	2,805	235,430

	$499,750	$15,183	$2,805	$517,738

Identifiable long-lived assets
Print Segment	$37,984	$—	$—	37,984
Apparel Segment	9,508	33	13,602	23,143
Corporate	4,593	—	—	4,593

	$52,085	$33	$13,602	$65,720

2009
Net sales to unaffiliated customers
Print Segment	$327,034	$—	$—	$327,034
Apparel Segment	240,798	14,913	1,284	256,995

	$567,832	$14,913	$1,284	$584,029

Identifiable long-lived assets
Print Segment	$42,272	$—	$—	42,272
Apparel Segment	5,856	38	1,173	7,067
Corporate	5,333	—	—	5,333

	$53,461	$38	$1,173	$54,672

2008
Net sales to unaffiliated customers
Print Segment	$345,042	$—	$—	$345,042
Apparel Segment	248,431	17,137	—	265,568

	$593,473	$17,137	$—	$610,610

Identifiable long-lived assets
Print Segment	$43,004	$—	$—	43,004
Apparel Segment	7,698	74	2,092	9,864
Corporate	6,120	—	—	6,120

	$56,822	$74	$2,092	$58,988

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Commitments and Contingencies
The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2015. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2011	$7,131
2012	3,519
2013	1,799
2014	582
2015	25
Thereafter	—

$13,056

Rent expense attributable to such leases totaled $9,268,000, $9,389,000 and $9,789,000 for the fiscal years ended 2010, 2009 and 2008, respectively.
In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.
From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or results of operations.
(16) Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2010	2009	2008
Interest paid	$2,641	$3,838	$6,048
Income taxes paid	$15,539	$24,522	$25,208
Supplemental disclosure of non-cash investing and financing activities (in thousand):

	2010	2009	2008
Fair value of assets acquired in acquisitions	$—	$—	$15,752
Liabilities assumed in acquisitions	$—	$—	$614

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Quarterly Consolidated Financial Information (Unaudited)
The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2010 and 2009 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2010:
Net sales	$130,830	$137,767	$127,756	$121,385
Gross profit margin	30,984	35,822	34,300	34,213
Net earnings	6,635	9,546	9,191	9,834
Dividends paid	4,002	3,994	4,003	4,002
Per share of common stock:
Basic net earnings	$0.26	$0.37	$0.36	$0.38
Diluted net earnings	$0.26	$0.37	$0.36	$0.38
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2009:
Net sales	$163,200	$161,050	$142,453	$117,326
Gross profit margin	40,452	39,238	37,857	25,929
Net earnings (loss)	10,936	9,341	9,876	(62,921)
Dividends paid	3,987	3,998	4,007	4,007
Per share of common stock:
Basic net earnings (loss)	$0.43	$0.36	$0.38	$(2.44)
Diluted net earnings (loss)	$0.42	$0.36	$0.38	$(2.44)
Dividends	$0.155	$0.155	$0.155	$0.155
Current Quarter Compared to Same Quarter Last Year
During the quarter ended February 28, 2010, the Company’s gross profit margin (“margin”) increased substantially over the previously reported quarters (28.2% versus 25.5% for the nine months ended November 30, 2009). While we realized improvements in our print margin over the comparable period last year, the primary reason for the increase in our margins this quarter over the nine months, related to the increase in our Apparel margins which increased by 740 basis points (30.1% versus 22.7%) due to lower cotton prices.
For the quarter ended February 28, 2009, the Company incurred a non-cash impairment charge to our goodwill of $63.2 million and a non-cash impairment charge of $4.7 million to our trademarks relating to our Apparel Segment. In addition, the Company recorded a $2.0 million charge to its apparel inventory reserve relating to their junior and fleece products.
(18) Concentrations of Risk
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Concentrations of Risk-continued
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At February 28, 2010, cash balances included $15.8 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At February 28, 2010, the Company had $533,000 in Canadian and $4.2 million in Mexican bank accounts.
(19) Subsequent Events
We have evaluated events occurring subsequent to the date of our financial statements and through the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date as of February 28, 2010, including estimates inherent in the process of preparing our financial statements. Except as discussed below, there were no unrecognized subsequent events to be disclosed in our financial statements.
On March 31, 2010, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock. The dividend was paid May 3, 2010 to shareholders of record on April 12, 2010. May 3, 2010 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on June 30, 2010.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to articles of Incorporation dated June 17, 2004 incorporated herein incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2007.

Exhibit 10.1	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

E-1