Form 10-Q
period 2010-05-31
ENNIS, INC.
filed 2010-06-28
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2010
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
Yes ☐ No ☑
As of June 18, 2010, there were 25,896,934 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 28,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$13,498	$21,063
Accounts receivable, net of allowance for doubtful receivables of $4,993 at May 31, 2010 and $4,446 at February 28, 2010	59,917	57,249
Prepaid expenses	5,942	6,867
Inventories	77,942	75,137
Deferred income taxes	5,319	5,319
Assets held for sale	804	804

Total current assets	163,422	166,439

Property, plant and equipment, at cost
Plant, machinery and equipment	144,740	138,419
Land and buildings	61,801	55,430
Other	22,454	22,402

Total property, plant and equipment	228,995	216,251
Less accumulated depreciation	152,402	150,531

Net property, plant and equipment	76,593	65,720

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,864	58,897
Customer lists, net	19,190	19,753
Deferred finance charges, net	971	1,079
Other assets	3,463	3,470

Total assets	$439,844	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	May 31,	February 28,
	2010	2010
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$19,268	$27,463
Accrued expenses
Employee compensation and benefits	13,638	14,374
Taxes other than income	1,216	1,539
Federal and state income taxes payable	6,839	705
Other	6,595	5,720

Total current liabilities	47,556	49,801

Long-term debt, less current installments	41,432	41,817
Liability for pension benefits	7,624	7,132
Deferred income taxes	19,872	19,821
Other liabilities	567	868

Total liabilities	117,051	119,439

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2010	75,134	75,134
Additional paid in capital	121,372	121,978
Retained earnings	215,096	206,062
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	107	267
Unrealized loss on derivative instruments, net of taxes	(909)	(1,154)
Minimum pension liability, net of taxes	(12,376)	(12,376)

	(13,178)	(13,263)

	398,424	389,911

Treasury stock
Cost of 4,234,944 shares at May 31, 2010 and 4,292,080 shares at February 28, 2010	(75,631)	(76,651)

Total shareholders’ equity	322,793	313,260

Total liabilities and shareholders’ equity	$439,844	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended
	May 31,
	2010	2009
Net sales	$140,741	$130,830
Cost of goods sold	98,561	99,846

Gross profit margin	42,180	30,984

Selling, general and administrative	21,247	19,459
Gain from disposal of assets	—	(2)

Income from operations	20,933	11,527

Other income (expense)
Interest expense	(437)	(695)
Other, net	40	(300)

	(397)	(995)

Earnings before income taxes	20,536	10,532

Provision for income taxes	7,496	3,897

Net earnings	$13,040	$6,635

Weighted average common shares outstanding
Basic	25,800,647	25,821,139

Diluted	25,849,937	25,836,817

Per share amounts
Net earnings — basic	$0.51	$0.26

Net earnings — diluted	$0.50	$0.26

Cash dividends per share	$0.155	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	May 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$13,040	$6,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,067	2,356
Amortization of deferred finance charges	108	112
Amortization of tradenames and customer lists	601	602
Gain from disposal of assets	—	(2)
Bad debt expense	989	539
Stock based compensation	416	246
Changes in operating assets and liabilities:
Accounts receivable	(3,651)	(3,394)
Prepaid expenses	902	3,799
Inventories	(2,761)	13,587
Other assets	2	(8)
Accounts payable and accrued expenses	(2,253)	338
Other liabilities	(301)	(392)
Prepaid pension asset/liability for pension benefits	492	752

Net cash provided by operating activities	9,651	25,170

Cash flows from investing activities:
Capital expenditures	(13,158)	(629)
Proceeds from disposal of plant and property	—	5

Net cash used in investing activities	(13,158)	(624)

Cash flows from financing activities:
Repayment of debt	—	(56)
Dividends	(4,006)	(4,002)
Purchase of treasury stock	(2)	(404)

Net cash used in financing activities	(4,008)	(4,462)

Effect of exchange rate changes on cash	(50)	433

Net change in cash	(7,565)	20,517
Cash at beginning of period	21,063	9,286

Cash at end of period	$13,498	$29,803

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended May 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010, from which the accompanying consolidated balance sheet at February 28, 2010 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The Company adopted this guidance on March 1, 2010 except for the disclosures requirements regarding purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
2. Accounts Receivable and Allowance for Doubtful Receivables-continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months ended (in thousands):

	Three months ended
	May 31,
	2010	2009
Balance at beginning of period	$4,446	$3,561
Bad debt expense	989	539
Recoveries	12	12
Accounts written off	(454)	(547)
Foreign currency translation	—	28

Balance at end of period	$4,993	$3,593

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2010	2010
Raw material	$10,946	$11,089
Work-in-process	18,132	14,280
Finished goods	48,864	49,768

	$77,942	$75,137

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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at May 31, 2010 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. After conducting its fiscal year 2010 test, the Company determined there was no impairment. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
4. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of May 31, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$908	$326
Customer lists	29,908	10,718	19,190
Noncompete	500	488	12

	$31,642	$12,114	$19,528

As of February 28, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$875	$359
Customer lists	29,908	10,155	19,753
Noncompete	500	483	17

	$31,642	$11,513	$20,129

	May 31,	February 28,
	2010	2010
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the three months ended May 31, 2010 and May 31, 2009 was $601,000 and $602,000, respectively.
The Company’s estimated amortization expense for the current and next five fiscal years is as follows:

2011	$2,397,000
2012	2,391,000
2013	2,347,000
2014	2,254,000
2015	2,136,000
2016	2,078,000
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2009	$42,792	$74,549	$117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of March 1, 2010	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of May 31, 2010	$42,792	$74,549	$117,341

During the three months ended May 31, 2010 and fiscal year ended 2009, there were no adjustments to goodwill.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2010	February 28, 2010
Accrued taxes	$286	$265
Accrued legal and professional fees	239	392
Accrued interest	135	114
Accrued utilities	1,354	1,322
Accrued repairs and maintenance	581	547
Accrued construction retainer	954	582
Accrued phantom stock obligation	470	422
Accrual-earn out agreements	511	594
Other accrued expenses	2,065	1,482

	$6,595	$5,720

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
The Swap was designated as a cash flow hedge, and the fair value at May 31, 2010 and February 28, 2010 was $(1.4) million ($(0.9) million net of deferred taxes) and $(1.8) million ($(1.2) million net of deferred taxes), respectively. The Swap has been reported on the Consolidated Balance Sheet as long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three months ended May 31, 2010, there was a loss of approximately $362,000 reclassified from accumulated other comprehensive income to interest expense related to the Swap.
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
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its Swap.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
7. Fair Value Financial Instruments-continued
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of May 31, 2010 and February 28, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	May 31,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(1,432)	$—	$(1,432)	$—

	$(1,432)	$—	$(1,432)	$—

	February 28,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(1,817)	$—	$(1,817)	$—

	$(1,817)	$—	$(1,817)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2010	2010
Revolving credit facility	$40,000	$40,000

Interest rate swap	1,432	1,817

Long-term debt	$41,432	$41,817

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.25% or 2.6% at May 31, 2010), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of May 31, 2010, the Company had $40.0 million of borrowings under the revolving credit line and $2.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $107.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of May 31, 2010. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
We capitalized $292,000 of interest expense for the three months ended May 31, 2010 relating to the construction of the Agua Prieta facility. There was no interest expense capitalized for the three months ended May 31, 2009.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended
	May 31,
	2010	2009
Net earnings	$13,040	$6,635
Foreign currency translation adjustment, net of deferred taxes	(160)	1,030
Unrealized gain (loss) on derivative instruments, net of deferred taxes	245	(40)

Comprehensive income	$13,125	$7,625

Changes in shareholders’ equity accounts for the three months ended May 31, 2010 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260
Net earnings	—	—	—	13,040	—	—	—	13,040
Foreign currency translation, net of deferred tax of $92	—	—	—	—	(160)	—	—	(160)
Unrealized gain on derivative instruments, net of deferred tax benefit of $141	—	—	—	—	245	—	—	245

Comprehensive income								13,125
Dividends declared ($.155 per share)	—	—	—	(4,006)	—	—	—	(4,006)
Stock based compensation	—	—	416	—	—	—	—	416
Exercise of stock options and restricted stock grants	—	—	(1,022)	—	—	57,227	1,022	—
Stock repurchases	—	—	—	—	—	(91)	(2)	(2)

Balance May 31, 2010	30,053,443	$75,134	$121,372	$215,096	$(13,178)	(4,234,944)	$(75,631)	$322,793

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. Unrelated to the stock repurchase program, the Company purchased 91 shares of the common stock during the three months ended May 31, 2010. As of May 31, 2010, there have been 96,000 shares of the common stock that have been purchased under the repurchase program at an average price per share of $10.45.
10. Stock Option Plan and Stock Based Compensation
The Company has stock options and restricted stock granted to key executives and managerial employees and non-employee directors. At May 31, 2010, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 14, 2008, formerly the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 268,713 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
10. Stock Option Plan and Stock Based Compensation-continued
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2010 and 2009, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $416,000 ($264,000 net of tax), and $246,000 ($155,000 net of tax), respectively.
Stock Options
The Company had the following stock option activity for the three months ended May 31, 2010:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2010	250,200	$12.09	6.0	$1,003
Granted	62,500	18.46
Terminated	—	—
Exercised	—	—

Outstanding at May 31, 2010	312,700	$13.36	6.6	$1,445

Exercisable at May 31, 2010	171,450	$13.53	4.3	$764

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2010 and 2009:

	May 31,
	2010	2009
Expected volatility	34.63%	32.35%
Expected term (years)	3	4
Risk free interest rate	1.58%	2.01%
Dividend yield	4.24%	4.74%

Weighted average grant-date fair value	$3.348	$1.583
There were no stock options exercised during either the three months ended May 31, 2010 or May 31, 2009.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
10. Stock Option Plan and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2010, and changes during the three months ended May 31, 2010 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2010	110,000	$1.64
New grants	62,500	3.35
Vested	(31,250)	1.79
Forfeited	—	—

Unvested at May 31, 2010	141,250	$2.36

As of May 31, 2010, there was $315,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.9 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2010 was $550,000.
Restricted Stock
The Company had the following restricted stock grant activity for the three months ended May 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2010	91,470	$15.38
Granted	39,000	18.46
Terminated	—	—
Vested	(57,227)	16.23

Outstanding at May 31, 2010	73,243	$16.36

As of May 31, 2010, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $927,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
11. Employee Benefit Plans-continued

	Three months ended
	May 31,
	2010	2009
Components of net periodic benefit cost
Service cost	$303	$285
Interest cost	654	685
Expected return on plan assets	(765)	(606)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	336	424

Net periodic benefit cost	$492	$752

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 28, 2011, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute from $2.0 million to $3.0 million in the fourth quarter of fiscal year 2011. The Company contributed $3.0 million to its pension plan during fiscal year 2010.
12. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
At May 31, 2010, 95,000 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2010, 98,950 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2010	2009
Basic weighted average common shares outstanding	25,800,647	25,821,139
Effect of dilutive options	49,290	15,678

Diluted weighted average common shares outstanding	25,849,937	25,836,817

Per share amounts:
Net earnings – basic	$0.51	$0.26

Net earnings – diluted	$0.50	$0.26

Cash dividends	$0.155	$0.155

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
13. Segment Information and Geographic Information
The Company operates in two segments – the Print Segment and the Apparel Segment.
The Print Segment, which represented 48% of the Company’s consolidated net sales for the three months ended May 31, 2010, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 37 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFS® (which provide financial and security documents).
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
The second segment, the Apparel Segment, which accounted for 52% of the Company’s consolidated net sales for the three months ended May 31, 2010, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three months ended May 31, 2010 and 2009 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2010:
Net sales	$67,790	$72,951	$—	$140,741
Depreciation	1,376	501	190	2,067
Amortization of identifiable intangibles	234	367	—	601
Segment earnings (loss) before income tax	12,502	12,502	(4,468)	20,536
Segment assets	138,896	285,413	15,535	439,844
Capital expenditures	621	12,534	3	13,158

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
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

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2010:
Net sales to unaffiliated customers
Print Segment	$67,790	$—	$—	$67,790
Apparel Segment	66,942	5,320	689	72,951

	$134,732	$5,320	$689	$140,741

Identifiable long-lived assets
Print Segment	$37,228	$—	$—	37,228
Apparel Segment	15,100	32	19,826	34,958
Corporate	4,407	—	—	4,407

	$56,735	$32	$19,826	$76,593

Three months ended May 31, 2009:
Net sales to unaffiliated customers
Print Segment	$71,710	$—	$—	$71,710
Apparel Segment	54,699	3,395	1,026	59,120

	$126,409	$3,395	$1,026	$130,830

Identifiable long-lived assets
Print Segment	$40,923	$—	$—	40,923
Apparel Segment	5,648	41	1,308	6,997
Corporate	5,184	—	—	5,184

	$51,755	$41	$1,308	$53,104

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended
	May 31,
	2010	2009
Interest paid	$417	$688
Income taxes paid	$1,392	$467

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010
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
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At May 31, 2010, cash balances included $10.1 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At May 31, 2010, the Company had $538,000 in Canadian and $2.2 million in Mexican bank accounts.
16. Assets Held for Sale
As of May 31, 2010, the Company had land, building and equipment of approximately $0.8 million classified as assets held for sale on the consolidated balance sheet. This balance is comprised of land and building with a net book value of $0.7 million and equipment with a net book value of $0.1 million.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
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
Business Segment Overview
     We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the active-wear market. We operate in two reportable segments – Print and Apparel. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page 16 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 48% of our consolidated net sales for the three months ended May 31, 2010, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 37 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Trade Envelopes®, and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFS® (which provide financial and security documents).
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
     The printing industry generally sells its products in two ways. One market direction is to sell predominately to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelly), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.
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
Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new opportunities for growth for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. We currently have many innovative products, such as our recently introduced healthcare wristbands, secure document solutions, and innovative in-mold label offerings, which address important business needs, and we feel are positioned for growth. In addition, we will continue to look for new market opportunities and niches, such as our addition of our envelope offerings that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.
Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep projected customer demand in line with the available supply. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, we would expect paper mills to continue to increase paper prices, especially as the economy strengthens, and have already experienced paper price increases during the first quarter of fiscal 2011.
Despite a competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual relationships with some of our customers. We expect this trend to continue; however, weak economic conditions

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
may limit our ability to recover all these costs. In addition, poor economic conditions have also resulted in increased price competition, due to an already over-supplied market, which continues to put pressure on selling prices. We attempt to effectively manage and control our product costs to minimize the effects of the foregoing on our operational results, primarily through the use of forecasting models, and production and costing models. However, an inherent risk in this process is that our assumptions are inaccurate, which could have a negative impact on our reported profit margins.
Economic uncertainties – As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during the past fiscal year. Although, we have seen slight improvements in some economic indicators within our markets, unemployment rates and other leading indicators continue to be strained. A weak job market may continue to present a challenging environment for substantial revenue growth next fiscal year. As we cannot predict the pace of the economic recovery, we will be highly focused on customer retention, expanding our growth targeted products and continuing to develop our new market niches. In addition, we have proven a history of managing our costs and wouldn’t expect this trend to change in the future.
Apparel Segment
     The Apparel Segment represented 52% of our consolidated net sales for the three months ended May 31, 2010, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knit basic activewear (t-shirts, tank tops, and fleece) across all market segments. The products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 99% of Alstyle’s revenues are derived from t-shirt sales, and 92% of those are domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
     The Apparel Segment operates six manufacturing facilities, one in California, and five in Mexico. Alstyle is headquartered in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. Alstyle also ships their dyed fabric to outsourced manufacturers in El Salvador for sewing. After sewing and packaging is completed, the product is shipped to one of Alstyle’s eight distribution centers located across the United States, Canada, and Mexico.
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
     Alstyle’s sales are seasonal, with sales in the first and second quarters generally being the highest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market to which Alstyle sells to is generally “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
“image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.
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
Cotton prices – Due to shortage of supply and other international factors, domestic cotton prices are at levels not seen in years, if ever. Whether or not prices will stay at this level for a sustained period of time is unknown. However, as most manufacturers have already locked in a significant portion of their cotton buys for this year, a decline in spot cotton prices later this year would only have a marginal impact on overall calendar year 2010 blended costs. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton perspective. However, it is unknown at this time whether the market will allow the manufacturers to pass these costs through to customers and whether our competitors will in fact attempt to pass through these costs.
Completion of our new manufacturing facility – We are building a state-of-the art manufacturing facility in Agua Prieta, Mexico (the “Project”) and expect construction to be completed during the second quarter of fiscal 2011, with facility start-up and limited production commencing during the third quarter of fiscal 2011. After the successful implementation of Phase 1 of the Project, this facility will be able to process 1 million pounds of fabric per week, with the eventual capacity, after Phase 2 implementation, being between 2.6 million to 2.8 million pounds per week, as compared to our current capacity of approximately 1.6 million to 1.8 million pounds per week.
During the initial ramp up of this facility, there will be considerable duplicate costs, inefficiencies, moving costs, etc. that will have a negative impact on the apparel segment’s fiscal year 2011 operating results. Our plan is to contain these costs in fiscal year 2011, to the extent possible, through an accelerated ramp up schedule. We would expect the negative impact of the start-up and ramp up costs of this facility will be approximately $6 million to $8 million. However, the success of our plan is dependent on meeting key targets and a delayed start-up/wind-down schedule could add significantly to these costs. Once fully operational, with sell-through levels of 2.6 million pounds

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
to 2.8 million pounds per week, and with anticipated manufacturing efficiency factors being realized, this facility is expected to generate between $10.0 million to $15.0 million in annualized cost savings per year.
Economic uncertainties – As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during the past fiscal year. Although we saw a significant increase in our revenues during our fourth quarter of last fiscal year, and would expect such to continue during the first couple quarters of fiscal 2011, continued high unemployment rates and continued weakness in the housing sector, along with international crisis could undermine the fragile state of the current economic recovery. As we cannot predict the pace of the economic recovery, we will be highly focused on customer retention, expanding our growth targeted markets and managing our costs (both the start-up and operational costs).
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. In fiscal year 2009, we were required to write down goodwill and other intangible assets, and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of May 31, 2010, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
We may be required to write down goodwill and other intangible assets which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2010, and we concluded that no impairment charge was necessary. At May 31, 2010, our goodwill and other intangible assets were approximately $117.3 million and $78.1 million, respectively.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
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
     As of May 31, 2010, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
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
     Alstyle operates cutting and sewing facilities in Mexico and sources certain product manufacturing and purchases in El Salvador, Thailand, India, Pakistan and China. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers and political and economic instability in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 14% of its sewing to contract manufacturers in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
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
     Amounts allocated to amortizable intangible assets are determined based on valuation analysis for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At May 31, 2010, our goodwill and other intangible assets were approximately $117.3 million and $78.1 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.5 million of revenue were recognized under these agreements during the three months ended May 31, 2010 as compared to $3.4 million during the three months ended May 31, 2009.
     We maintain an allowance for doubtful receivables to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
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
FOR THE PERIOD ENDED MAY 31, 2010
Result of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for the three months ended May 31, 2010 and 2009.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.
Consolidated Summary

	Three Months Ended May 31,
Consolidated Statements of Earnings - Data	2010		2009
Net sales	$140,741	100.0%	$130,830	100.0%
Cost of goods sold	98,561	70.0	99,846	76.3

Gross profit margin	42,180	30.0	30,984	23.7
Selling, general and administrative	21,247	15.1	19,459	14.9
Gain from disposal of assets	—	—	(2)	—

Income from operations	20,933	14.9	11,527	8.8
Other expense, net	(397)	(0.3)	(995)	(0.7)

Earnings before income taxes	20,536	14.6	10,532	8.1
Provision for income taxes	7,496	5.3	3,897	3.0

Net earnings	$13,040	9.3%	$6,635	5.1%

     Net Sales. On a comparable basis our sales increased from $130.8 million for the three months ended May 31, 2009 to $140.7 million for the current quarter, or 7.6%. Our Print Segment sales for the quarter decreased $3.9 million, or 5.4%, from $71.7 million for the same quarter last year to $67.8 million for the current quarter. Our Apparel Segment sales increased $13.9 million, or 23.5%, from $59.1 million for the same quarter last year to $73.0 million for the current quarter.
     Cost of Goods Sold. Due to continued operational efficiencies and lower cotton prices, our manufacturing costs decreased by $1.2 million or 1.2% over the same quarter last year while our sales increased over that same period by $9.9 million as described above. Our cost of goods sold for the three months ended May 31, 2010 was $98.6 million, or 70.0% of sales, compared to $99.8 million, or 76.3% of sales for the three months ended May 31, 2009. We saw our gross profit margin improve 630 basis points during the quarter from 23.7% for the three months ended May 31, 2009 to 30.0% for the three months ended May 31, 2010.
     Selling, general and administrative expense. For the three months ended May 31, 2010, our selling, general and administrative expenses were $21.2 million, or 15.1% of sales, compared to $19.5 million, or 14.9% of sales for the three months ended May 31, 2009, or an increase of approximately $1.7 million, or 8.7%. Selling expenses increased generally as a result of increased sales and related expenses.
     Gain/Loss from disposal of assets. The gain from disposal of assets of $2,000 for the three months ended May 31, 2009 resulted primarily from the sale of manufacturing equipment. There was no gain or loss from the disposal of assets for the three months ended May 31, 2010.
     Income from operations. Our income from operations for the three months ended May 31, 2010 was $20.9 million or 14.9% of sales, compared to $11.5 million, or 8.8% of sales for the three months ended May 31, 2009, an increase of $9.4 million, or 81.7%. The increase in our operational earnings during the current period was primarily related to our increased sales and gross profit margin.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
     Other income and expense. Interest expense decreased from $0.7 million for the three months ended May 31, 2009 to $0.4 million for the three months ended May 31, 2010. During the current period, we capitalized $.3 million in interest expense relating to our Agua Prieta, Mexico construction project. In addition, while we had less debt on average outstanding during the current period ($76 million for the quarter ended May 31, 2009 versus $40 million for the current quarter), our effective borrowing rate was higher due to an increase in our LIBOR spread rate from 50 bps to 225 bps, which occurred when we renewed our credit facility last August 2009.
     Provision for income taxes. Our effective tax rate was 36.5% for the three months ended May 31, 2010 compared to 37.0% for the three months ended May 31, 2009. The decrease in our effective tax rate from the prior year primarily is a result of increased benefits associated with our expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the three months ended May 31, 2010 was $13.0 million, or 9.3% of sales, compared to $6.6 million, or 5.1% of sales for the three months ended May 31, 2009. Our basic earnings per share were $0.51 per share for the three months ended May 31, 2010 compared to $0.26 per share for the three months ended May 31, 2009. Our diluted earnings per share were $0.50 per share for the three months ended May 31, 2010 compared to $0.26 per share for the three months ended May 31, 2009.
Segment Operating Results

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2010	2009
Print	$67,790	$71,710
Apparel	72,951	59,120

Total	$140,741	$130,830

     Print Segment. While on a linked quarter basis (May 31, 2010 versus February 28, 2010), our Print sales increased 2.6% ($67.8 million versus $66.1 million), on a comparable quarter basis our Print sales decreased 5.4% from $71.7 million for the three months ended May 31, 2009 to $67.8 million for the three months ended May 31, 2010. While we are seeing signs of improvement in the print market, our print sales continue to be impacted by general economic conditions and the continued contraction of the traditional business forms market which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements. The evolution to digital technology has been transpiring for some time now, and we would expect this to continue into the future. The turbulent economy has also lead to increased pricing pressures in an already competitive market. We would expect the print market will continue to improve as the general economy and domestic unemployment improves.
     Apparel Segment. Our Apparel sales increased 23.5% during the quarter, from $59.1 million for the three months ended May 31, 2009 to $73.0 million for the three months ended May 31, 2010. On a linked quarter basis our Apparel sales were up 32.0% ($73.0 million versus $55.3 million). The increase in the Apparel Segment’s net sales during the period was due to a unit volume sales increase to new and existing customers of approximately 20.7% (29.0% on a linked quarter basis) and an increase in our average unit selling price of approximately 2.8%.

	Three months ended
	May 31,
Gross Profit by Segment (in thousands)	2010	2009
Print	$20,536	$18,901
Apparel	21,644	12,083

Total	$42,180	$30,984

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales was 30.3% for the three months ended May 31, 2010, as compared to 26.4% for the three months ended May 31, 2009. Despite the sales

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
volume decline and paper price increases, we were able to continue to increase our margin through continued operational efficiencies and cost control measures.
     Apparel Segment. Our Apparel gross profit margin (“margin”) as a percentage of sales was 29.7% for the three months ended May 31, 2010, as compared to 20.4% for the three months ended May 31, 2009. Our Apparel Segment margin increased due to the following: 1) lower cotton prices, which had been locked in at previously contracted prices earlier in the prior calendar year when cotton was selling at a much lower price per pound than currently, 2) product mix changes, 3) the unit selling price increase previously discussed and 4) continued operational efficiencies. While cotton played a significant role in the improvement of our margins during the current quarter, due to shortage of supply and other international factors, current domestic cotton prices are at levels not seen in years, if ever. Whether or not prices will stay at this level for a sustained period of time is unknown. The higher cost of cotton may start to impact our operational results next quarter and will continue at least through the end of this calendar year depending on our ability or inability to pass these costs through to the market. As we have entered into contracts for the majority of our anticipated cotton requirements for this calendar year, any decline in spot cotton prices later this year would only have a marginal impact on our overall calendar year 2010 blended costs. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton perspective. However, it is unknown at this time whether the market will allow the manufacturers to pass these costs through and whether our competitors will in fact attempt to pass through these costs.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2010	2009
Print	$12,502	$10,810
Apparel	12,502	3,399

Total	25,004	14,209
Less corporate expenses	4,468	3,677

Earnings before income taxes	$20,536	$10,532

     Print Segment. Due to the factors previously discussed, our Print profit increased approximately $1.7 million, or 15.7%, from $10.8 million for the three months ended May 31, 2009, to $12.5 million for the three months ended May 31, 2010. As a percent of sales, our Print profit was 18.4% for the three months ended May 31, 2010, as compared to 15.1% for the three months ended May 31, 2009.
     Apparel Segment. Our Apparel profit increased approximately $9.1 million, or 267.6%, from $3.4 million for the three months ended May 31, 2009 to $12.5 million for the three months ended May 31, 2010. As a percent of sales, our Apparel profit was 17.1% for the three months ended May 31, 2010, compared to 5.7% for the comparable period last year. Our Apparel profit increased primarily as a result of increased sales and improved margins realized during the quarter due to the factors previously discussed.
Liquidity and Capital Resources

	May 31,	February 28,
(Dollars in thousands)	2010	2010	Change
Working Capital	$115,866	$116,638	-0.7%
Cash	$13,498	$21,063	-35.9%
     Working Capital. Our working capital decreased slightly from $116.6 million at February 28, 2010 to $115.9 million at May 31, 2010. Our current ratio, calculated by dividing our current assets by our current liabilities increased from 3.3 to 1.0 at February 28, 2010 to 3.4 to 1.0 at May 31, 2010.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010

	Three months ended May 31,
(Dollars in thousands)	2010	2009	Change
Net Cash provided by operating activities	$9,651	$25,170	-61.7%
Net Cash used in investing activities	$(13,158)	$(624)	2008.7%
Net Cash used in financing activities	$(4,008)	$(4,462)	-10.2%
     Cash flows from operating activities. Cash provided by operating activities decreased by $15.5 million from $25.2 million for the three months ended May 31, 2009 to $9.7 million for the three months ended May 31, 2010. We generated $6.4 million more in cash through our improved earnings, but used cash during the period to increase our Apparel inventory level to coincide with their increased sales volume and reduce our payables to take advantage of some prompt payment discounts previously not offered by some of our vendors. Last year we generated $13.6 million in cash through reducing our inventories and $4.0 million through managing our payables and prepaid expenses.
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, increased by $12.6 million, from $0.6 million for the three months ended May 31, 2009 to $13.2 million for the three months ended May 31, 2010. The increase in our capital expenditures relates primarily to our new Apparel manufacturing facility located in Agua Prieta, Mexico.
     Cash flows from financing activities. We used $0.5 million less in cash associated with our financing activities this period when compared to the same period last year. We repaid debt of approximately $0.1 million and repurchased $0.4 million of our common stock during the three months ended May 31, 2009. We did not repay any additional debt during the three months ended May 31, 2010.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (currently LIBOR + 2.25% or 2.6% at May 31, 2010), depending on our total funded debt to EBITDA ratio, as defined. As of May 31, 2010, we had $40.0 million of borrowings under the revolving credit line and $2.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $107.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of May 31, 2010. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During the three months ended May 31, 2010, we did not pay any additional amounts on other debt. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
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
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at May 31, 2010 was $(1.4) million, $(0.9) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in long-term debt with a related deferred charge recorded as a component of other comprehensive income.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). We anticipate that we will contribute from $2.0 million to $3.0 million during our current fiscal year. We made contributions of $3.0 million to our pension plan during fiscal year 2010.
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
     Capital Expenditures — We expect our capital requirements for 2011, exclusive of capital required for possible acquisitions and the construction of our new manufacturing facility in Agua Prieta, Mexico will be in line with our historical levels of between $4.0 million and $8.0 million. We would expect to fund these expenditures through existing cash flows. We would expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for our foreseeable future.
     Consistent with previously announced plans to build a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico, we continue to estimate that the total capital expenditures associated with this project will be in the range of $45 million to $50 million ($20 million — $25 million for building and $20 million — $25 million for machinery and equipment). To date we have spent approximately $30.0 million. We continue to expect that the remaining funding for this project will be provided by internal cash flow and, as required, by our existing credit facilities. The facility is expected to begin production during the third quarter of fiscal year 2011.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2010 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash
     We have significant amounts of cash at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facility, totaled $40.0 million at May 31, 2010. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. There would be no impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2010.
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
FOR THE PERIOD ENDED MAY 31, 2010
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2010 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.
Item 1A. Risk Factors
     Reference is made to page 23 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Unrelated to the stock repurchase program, the Company purchased 91 shares of the common stock during the three months ended May 31, 2010. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program.
     Under the existing plan which was enacted by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of June 28, 2010, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million.
Items 3 and 5 are not applicable and have been omitted
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders for a vote during the quarter.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective May 14, 2008 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 23, 2008.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2010
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: June 28, 2010	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 28, 2010	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective May 14, 2008 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 23, 2008.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith