Form 10-Q
period 2010-08-31
ENNIS, INC.
filed 2010-09-24
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 17, 2010, there were 25,915,589 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 28,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$16,993	$21,063
Accounts receivable, net of allowance for doubtful receivables of $4,900 at August 31, 2010 and $4,446 at February 28, 2010	55,793	57,249
Prepaid expenses	4,431	6,867
Inventories	83,936	75,137
Deferred income taxes	5,319	5,319
Assets held for sale	—	804

Total current assets	166,472	166,439

Property, plant and equipment, at cost
Plant, machinery and equipment	151,938	138,419
Land and buildings	65,591	55,430
Other	22,529	22,402

Total property, plant and equipment	240,058	216,251
Less accumulated depreciation	154,900	150,531

Net property, plant and equipment	85,158	65,720

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,831	58,897
Customer lists, net	18,626	19,753
Deferred finance charges, net	863	1,079
Other assets	3,359	3,470

Total assets	$450,650	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	August 31,	February 28,
	2010	2010
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,173	$27,463
Accrued expenses
Employee compensation and benefits	14,560	14,374
Taxes other than income	1,302	1,539
Federal and state income taxes payable	3,230	705
Other	7,155	5,720

Total current liabilities	50,420	49,801

Long-term debt, less current installments	41,272	41,817
Liability for pension benefits	8,117	7,132
Deferred income taxes	19,726	19,821
Other liabilities	271	868

Total liabilities	119,806	119,439

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2010	75,134	75,134
Additional paid in capital	121,370	121,978
Retained earnings	223,208	206,062
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(247)	267
Unrealized loss on derivative instruments, net of taxes	(808)	(1,154)
Minimum pension liability, net of taxes	(12,376)	(12,376)

	(13,431)	(13,263)

	406,281	389,911
Treasury stock
Cost of 4,224,137 shares at August 31, 2010 and 4,292,080 shares at February 28, 2010	(75,437)	(76,651)

Total shareholders’ equity	330,844	313,260

Total liabilities and shareholders’ equity	$450,650	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009
Net sales	$143,034	$137,767	$283,775	$268,597
Cost of goods sold	103,326	101,945	201,887	201,791

Gross profit margin	39,708	35,822	81,888	66,806

Selling, general and administrative	20,276	19,952	41,523	39,411
Gain from disposal of assets	—	(1)	—	(3)

Income from operations	19,432	15,871	40,365	27,398

Other income (expense)
Interest expense	(321)	(725)	(758)	(1,420)
Other, net	(11)	6	29	(294)

	(332)	(719)	(729)	(1,714)

Earnings before income taxes	19,100	15,152	39,636	25,684

Provision for income taxes	6,971	5,606	14,467	9,503

Net earnings	$12,129	$9,546	$25,169	$16,181

Weighted average common shares outstanding
Basic	25,840,376	25,735,950	25,820,626	25,727,577

Diluted	25,883,449	25,781,298	25,866,869	25,757,226

Per share amounts
Net earnings — basic	$0.47	$0.37	$0.97	$0.63

Net earnings — diluted	$0.47	$0.37	$0.97	$0.63

Cash dividends per share	$0.155	$0.155	$0.310	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	August 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$25,169	$16,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,152	4,609
Amortization of deferred finance charges	216	224
Amortization of tradenames and customer lists	1,201	1,202
Gain from disposal of assets	—	(3)
Bad debt expense	1,304	1,528
Stock based compensation	607	528
Changes in operating assets and liabilities:
Accounts receivable	112	(7,883)
Prepaid expenses	2,424	5,094
Inventories	(8,840)	23,406
Other assets	103	(937)
Accounts payable and accrued expenses	671	5,186
Other liabilities	(597)	(666)
Prepaid pension asset/liability for pension benefits	985	1,505

Net cash provided by operating activities	27,507	49,974

Cash flows from investing activities:
Capital expenditures	(23,242)	(5,800)
Proceeds from disposal of plant and property	4	8

Net cash used in investing activities	(23,238)	(5,792)

Cash flows from financing activities:
Repayment of debt	—	(24,133)
Dividends	(8,023)	(7,996)
Purchase of treasury stock	(1)	(405)

Net cash used in financing activities	(8,024)	(32,534)

Effect of exchange rate changes on cash	(315)	210

Net change in cash	(4,070)	11,858
Cash at beginning of period	21,063	9,286

Cash at end of period	$16,993	$21,144

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter and six months ended August 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010, from which the accompanying consolidated balance sheet at February 28, 2010 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The Company adopted this guidance on March 1, 2010 except for the disclosures requirements regarding purchases, sales, issuances and settlements on the roll-forward of activity for Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.
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
FOR THE PERIOD ENDED AUGUST 31, 2010
2. Accounts Receivable and Allowance for Doubtful Receivables-continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three and six months ended (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009
Balance at beginning of period	$4,993	$3,593	$4,446	$3,561
Bad debt expense	315	989	1,304	1,528
Recoveries	23	6	35	18
Accounts written off	(431)	(520)	(885)	(1,067)
Foreign currency translation	—	—	—	28

Balance at end of period	$4,900	$4,068	$4,900	$4,068

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2010	2010
Raw material	$12,343	$11,089
Work-in-process	18,353	14,280
Finished goods	53,240	49,768

	$83,936	$75,137

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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at August 31, 2010 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
4. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of August 31, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$941	$293
Customer lists	29,908	11,282	18,626
Noncompete	500	491	9

	$31,642	$12,714	$18,928

As of February 28, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$875	$359
Customer lists	29,908	10,155	19,753
Noncompete	500	483	17

	$31,642	$11,513	$20,129

	August 31,	February 28,
	2010	2010
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the six months periods ended August 31, 2010 and August 31, 2009 was $1.2 million.
The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2011	$2,397
2012	2,391
2013	2,347
2014	2,254
2015	2,136
2016	2,078
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2009	$42,792	$74,549	$117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of March 1, 2010	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of August 31, 2010	$42,792	$74,549	$117,341

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
4. Goodwill and Other Intangible Assets-continued
During the six months ended August 31, 2010 and fiscal year ended 2009, there were no adjustments to goodwill.
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2010	February 28, 2010
Accrued taxes	$307	$265
Accrued legal and professional fees	406	392
Accrued interest	126	114
Accrued utilities	1,436	1,322
Accrued repairs and maintenance	616	547
Accrued construction retainer	1,235	582
Accrued phantom stock obligation	429	422
Accrued acquisition related obligations	507	594
Other accrued expenses	2,093	1,482

	$7,155	$5,720

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
The Swap was designated as a cash flow hedge, and the fair value at August 31, 2010 and February 28, 2010 was $(1.3) million, $(0.8) million net of deferred taxes and $(1.8) million, $(1.2) million net of deferred taxes, respectively. The Swap has been reported on the Consolidated Balance Sheet as long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and six months ended August 31, 2010, there was a loss of approximately $353,000 and $715,000, respectively, reclassified from accumulated other comprehensive income to interest expense related to the Swap.
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
FOR THE PERIOD ENDED AUGUST 31, 2010
7. Fair Value Financial Instruments-continued
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its Swap.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of August 31, 2010 and February 28, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	August 31,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(1,272)	$—	$(1,272)	$—

	$(1,272)	$—	$(1,272)	$—

	February 28,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(1,817)	$—	$(1,817)	$—

	$(1,817)	$—	$(1,817)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2010	2010
Revolving credit facility	$40,000	$40,000
Interest rate swap	1,272	1,817

Long-term debt	$41,272	$41,817

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.5% at August 31, 2010 and 2.76% at August 31, 2009), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of August 31, 2010, the Company had $40.0 million of borrowings under the revolving credit line and $2.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $107.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of August 31, 2010. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
We capitalized $400,000 and $692,000 of interest expense for the three and six months ended August 31, 2010, respectively, relating to the construction of the Agua Prieta facility. There was no interest expense capitalized for the three and six months ended August 31, 2009.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009
Net earnings	$12,129	$9,546	$25,169	$16,181
Foreign currency translation adjustment, net of deferred taxes	(354)	(57)	(514)	973
Unrealized gain (loss) on derivative instruments, net of deferred taxes	101	134	346	94

Comprehensive income	$11,876	$9,623	$25,001	$17,248

Changes in shareholders’ equity accounts for the six months ended August 31, 2010 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260
Net earnings	—	—	—	25,169	—	—	—	25,169
Foreign currency translation, net of deferred tax of $295	—	—	—	—	(514)	—	—	(514)
Unrealized gain on derivative instruments, net of deferred tax benefit of $199	—	—	—	—	346	—	—	346

Comprehensive income								25,001
Dividends declared ($.31 per share)	—	—	—	(8,023)	—	—	—	(8,023)
Stock based compensation	—	—	607	—	—	—	—	607
Exercise of stock options and restricted stock grants	—	—	(1,215)	—	—	68,034	1,215	—
Stock repurchases	—	—	—	—	—	(91)	(1)	(1)

Balance August 31, 2010	30,053,443	$75,134	$121,370	$223,208	$(13,431)	(4,224,137)	$(75,437)	$330,844

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased this fiscal year under the program, as of August 31, 2010, there have been 96,000 shares of the common stock that have been purchased under the repurchase program at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 91 shares of the common stock during the six months ended August 31, 2010.
10. Stock Option Plan and Stock Based Compensation
The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2010, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 14, 2008, formerly the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 250,058 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
10. Stock Option Plan and Stock Based Compensation-continued
its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2010 and 2009, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $191,000 ($121,000 net of tax), and $282,000 ($177,000 net of tax), respectively. For the six months ended August 31, 2010 and 2009, the Company had compensation expense related to share based compensation of $607,000 ($385,000 net of tax), and $528,000 ($332,000 net of tax), respectively.
Stock Options
The Company had the following stock option activity for the six months ended August 31, 2010:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2010	250,200	$12.09	6.0	$1,003
Granted	62,500	18.46
Terminated	—	—
Exercised	—	—

Outstanding at August 31, 2010	312,700	$13.36	6.3	$1,007

Exercisable at August 31, 2010	171,450	$13.53	4.1	$499

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2010 and 2009:

	August 31,
	2010	2009
Expected volatility	34.63%	32.35%
Expected term (years)	3	4
Risk free interest rate	1.58%	2.01%
Dividend yield	4.24%	4.74%

Weighted average grant-date fair value	$3.348	$1.583
There were no stock options exercised during the six months ended August 31, 2010 or August 31, 2009.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
10. Stock Option Plan and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2010, and changes during the six months ended August 31, 2010 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2010	110,000	$1.64
New grants	62,500	3.35
Vested	(31,250)	1.79
Forfeited	—	—

Unvested at August 31, 2010	141,250	$2.36

As of August 31, 2010, there was $288,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.7 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2010 was $481,000.
Restricted Stock
The Company had the following restricted stock grant activity for the six months ended August 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2010	91,470	$15.38
Granted	57,655	17.34
Terminated	—	—
Vested	(68,034)	16.79

Outstanding at August 31, 2010	81,091	$15.59

As of August 31, 2010, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1,035,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years.
11. Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 12% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
11. Employee Benefit Plans-continued

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$304	$285	$607	$570
Interest cost	655	685	1,309	1,370
Expected return on plan assets	(766)	(606)	(1,531)	(1,212)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	336	425	672	849

Net periodic benefit cost	$493	$753	$985	$1,505

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
At August 31, 2010, 95,000 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2010, 98,950 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	25,840,376	25,735,950	25,820,626	25,727,577
Effect of dilutive options	43,073	45,348	46,243	29,649

Diluted weighted average common shares outstanding	25,883,449	25,781,298	25,866,869	25,757,226

Per share amounts:
Net earnings — basic	$0.47	$0.37	$0.97	$0.63

Net earnings — diluted	$0.47	$0.37	$0.97	$0.63

Cash dividends	$0.155	$0.155	$0.310	$0.310

13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 48% of the Company’s consolidated net sales for the three and six months ended August 31, 2010, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 37

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
13. Segment Information and Geographic Information-continued
manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The second segment, the Apparel Segment, which accounted for 52% of the Company’s consolidated net sales for the three and six months ended August 31, 2010, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and six months ended August 31, 2010 and 2009 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2010:
Net sales	$69,146	$73,888	$—	$143,034
Depreciation	1,412	486	187	2,085
Amortization of identifiable intangibles	234	366	—	600
Segment earnings (loss) before income tax	11,861	11,621	(4,382)	19,100
Segment assets	139,475	295,270	15,905	450,650
Capital expenditures	762	9,312	10	10,084

Three months ended August 31, 2009:
Net sales	$73,915	$63,852	$—	$137,767
Depreciation	1,488	548	217	2,253
Amortization of identifiable intangibles	234	366	—	600
Segment earnings (loss) before income tax	12,710	6,224	(3,782)	15,152
Segment assets	148,940	254,888	24,347	428,175
Capital expenditures	1,147	3,973	51	5,171

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
13. Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Six months ended August 31, 2010:
Net sales	$136,936	$146,839	$—	$283,775
Depreciation	2,788	987	377	4,152
Amortization of identifiable intangibles	468	733	—	1,201
Segment earnings (loss) before income tax	24,363	24,123	(8,850)	39,636
Segment assets	139,475	295,270	15,905	450,650
Capital expenditures	1,383	21,846	13	23,242

Six months ended August 31, 2009:
Net sales	$145,625	$122,972	$—	$268,597
Depreciation	3,042	1,132	435	4,609
Amortization of identifiable intangibles	469	733	—	1,202
Segment earnings (loss) before income tax	23,520	9,623	(7,459)	25,684
Segment assets	148,940	254,888	24,347	428,175
Capital expenditures	1,354	4,326	120	5,800
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2010:
Net sales to unaffiliated customers
Print Segment	$69,146	$—	$—	$69,146
Apparel Segment	66,380	6,895	613	73,888

	$135,526	$6,895	$613	$143,034

Identifiable long-lived assets
Print Segment	$37,378	$—	$—	$37,378
Apparel Segment	20,492	31	23,027	43,550
Corporate	4,230	—	—	4,230

	$62,100	$31	$23,027	$85,158

Three months ended August 31, 2009:
Net sales to unaffiliated customers
Print Segment	$73,915	$—	$—	$73,915
Apparel Segment	58,875	4,349	628	63,852

	$132,790	$4,349	$628	$137,767

Identifiable long-lived assets
Print Segment	$39,774	$—	$—	$39,774
Apparel Segment	5,230	38	5,217	10,485
Corporate	5,019	—	—	5,019

	$50,023	$38	$5,217	$55,278

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2010
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Six months ended August 31, 2010:
Net sales to unaffiliated customers
Print Segment	$136,936	$—	$—	$136,936
Apparel Segment	133,322	12,215	1,302	146,839

	$270,258	$12,215	$1,302	$283,775

Six months ended August 31, 2009:
Net sales to unaffiliated customers
Print Segment	$145,625	$—	$—	$145,625
Apparel Segment	113,574	7,744	1,654	122,972

	$259,199	$7,744	$1,654	$268,597

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Six months ended
	August 31,
	2010	2009
Interest paid	$746	$1,477
Income taxes paid	$11,984	$4,591
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
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At August 31, 2010, cash balances included $10.7 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At August 31, 2010, the Company had $584,000 in Canadian and $5.1 million in Mexican bank accounts.
16. Assets Held for Sale
As of August 31, 2010, the Company re-classified certain land, building and equipment previously classified as assets held for sale. Management concluded that sale of these assets within one year is no longer probable.
17. Subsequent Events
On September 20, 2010, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on November 1, 2010 to shareholders of record on October 11, 2010.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
Business Segment Overview
     We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments – Print and Apparel. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page 15 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 48% of our consolidated net sales for the three and six months ended August 31, 2010, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 37 manufacturing locations throughout the United States in 16 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
     There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.
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
Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep projected customer demand in line with the available supply. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, we would expect paper mills to continue to increase paper prices, especially as the economy strengthens, and have already experienced paper price increases during the first and second quarters of fiscal 2011.
Despite a competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
Economic uncertainties – As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during the past fiscal year and continues to impact our current year operations. Although we have seen slight improvements in some economic indicators within our markets, unemployment rates and other leading indicators continue to be strained. A weak job market may continue to present a challenging environment for revenue growth during the remainder of this fiscal year and into the next. As we cannot predict the pace of the economic recovery, we will be highly focused on customer retention, expanding our growth targeted products and continuing to develop our new market niches. In addition, we have proven a history of managing our costs and wouldn’t expect this to change in the future.
Apparel Segment
     The Apparel Segment represented 52% of our consolidated net sales for the three and six months ended August 31, 2010, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops, and fleece) across all market segments. The products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 90% domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
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
     The majority of Alstyle’s sales are branded products, with the remainder customer private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.
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
FOR THE PERIOD ENDED AUGUST 31, 2010
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
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 70% of our cotton and yarn from one supplier.
Our Apparel Business Challenges — In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. Cotton, which represents 40% of our costs, is a commodity product and subject to volatile fluctuations in price, due to general market conditions, domestic and international demand, perceived availability, international actions, etc. As such, our operational costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2011:
•	Cotton prices

•	Completion of our new manufacturing facility

•	Economic uncertainties
Cotton prices – Due to shortage of supply and other international factors, domestic cotton prices are at high levels not seen in years. Whether or not prices will stay at this level for a sustained period of time is unknown. However, as most manufacturers have already locked in a significant portion of their cotton buys for this year, a decline in spot cotton prices later this year would only have a marginal impact on overall calendar year 2010 blended costs. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton cost perspective. However, it is unknown at this time whether the market will allow the manufacturers to pass these costs through to customers and whether our competitors will in fact attempt to pass through these costs.
Completion of our new manufacturing facility – We are building a state-of-the art manufacturing facility in Agua Prieta, Mexico (the “Project”) and expect operations to begin at this facility over the next couple of quarters. After the successful implementation of Phase 1 of the Project, this facility will be able to process 1 million pounds of fabric per week, with the eventual capacity, after Phase 2 implementation, being between 2.6 million to 2.8 million pounds per week, as compared to our current capacity of approximately 1.6 million to 1.8 million pounds per week.
During the initial ramp up of this facility, there will be considerable duplicate costs, inefficiencies, moving costs, etc. that will have a negative impact on the apparel segment’s fiscal year 2011 operating results. Although the majority of these costs have not been incurred to date, our plan is to try to contain these costs in fiscal year 2011, to the extent possible, through an accelerated ramp up schedule. We expect the negative impact of the start-up and ramp up costs of this facility will be approximately $6.0 million to $8.0 million. However, the success of our plan is dependent on meeting key targets and a delayed start-up/wind-down schedule could add significantly to these costs. Once fully operational, with sell-through levels of 2.6 million pounds to 2.8 million pounds per week, and with

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
anticipated manufacturing efficiency factors being realized, this facility is expected to generate between $10.0 million to $15.0 million in annualized cost savings per year.
Economic uncertainties – As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during the past fiscal year. Although we have seen an increase in our apparel revenues over the past three quarters, and would expect such to continue, high unemployment, continued housing sector weakness and international instability all could potentially undermine the fragile state of the current economic recovery which could have a negative impact on our revenues. As we cannot predict the pace of the economic recovery, we will be highly focused on customer retention, expanding our growth targeted markets and managing our costs (both start-up and operational costs).
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
FOR THE PERIOD ENDED AUGUST 31, 2010
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of August 31, 2010, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
     We maintain a defined-benefit pension plan covering approximately 12% of our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels.
We may be required to write down goodwill and other intangible assets which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2010, and we concluded that no impairment charge was necessary. At August 31, 2010, our goodwill and other intangible assets were approximately $117.3 million and $77.5 million, respectively.
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
FOR THE PERIOD ENDED AUGUST 31, 2010
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
     As of August 31, 2010, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provides 70% of Alstyle’s yarn requirements and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.
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
FOR THE PERIOD ENDED AUGUST 31, 2010
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
FOR THE PERIOD ENDED AUGUST 31, 2010
performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 17% of its sewing to contract manufacturers in El Salvador, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
FOR THE PERIOD ENDED AUGUST 31, 2010
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
FOR THE PERIOD ENDED AUGUST 31, 2010
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
Critical Accounting Policies and Estimates
     In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements.
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At August 31, 2010, our goodwill and other intangible assets were approximately $117.3 million and $77.5 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $2.5 million and $6.0 million of revenue were recognized under these agreements during the three and six months ended August 31, 2010, respectively, as compared to $3.4 million and $6.8 during the three and six months ended August 31, 2009.
     We maintain an allowance for doubtful receivables to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
FOR THE PERIOD ENDED AUGUST 31, 2010
Result of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2010 and 2009.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.
Consolidated Summary

Consolidated	Three Months Ended August 31,				Six Months Ended August 31,
Statements of Earnings - Data	2010		2009		2010		2009
Net sales	$143,034	100.0%	$137,767	100.0%	$283,775	100.0%	$268,597	100.0%
Cost of goods sold	103,326	72.2	101,945	74.0	201,887	71.1	201,791	75.1

Gross profit margin	39,708	27.8	35,822	26.0	81,888	28.9	66,806	24.9
Selling, general and administrative	20,276	14.2	19,952	14.5	41,523	14.7	39,411	14.7
Gain from disposal of assets	—	—	(1)	—	—	—	(3)	—

Income from operations	19,432	13.6	15,871	11.5	40,365	14.2	27,398	10.2
Other expense, net	(332)	(0.2)	(719)	(0.5)	(729)	(0.2)	(1,714)	(0.6)

Earnings before income taxes	19,100	13.4	15,152	11.0	39,636	14.0	25,684	9.6
Provision for income taxes	6,971	4.9	5,606	4.1	14,467	5.1	9,503	3.6

Net earnings	$12,129	8.5%	$9,546	6.9%	$25,169	8.9%	$16,181	6.0%

Three Months ended August 31, 2010 compared to Three Months ended August 31, 2009
     Net Sales. On a comparable basis our sales increased $5.2 million from $137.8 million for the three months ended August 31, 2009 to $143.0 million for the current quarter, or 3.8%. Our Print Segment sales for the quarter decreased $4.8 million, or 6.5%, from $73.9 million for the same quarter last year to $69.1 million for the current quarter. Our Apparel Segment sales increased $10.0 million, or 15.6%, from $63.9 million for the same quarter last year to $73.9 million for the current quarter.
     Cost of Goods Sold. Our manufacturing costs increased by $1.4 million or 1.4% over the same quarter last year while our sales increased over that same period by $5.2 million. Our cost of goods sold for the three months ended August 31, 2010 was $103.3 million, or 72.2% of sales, compared to $101.9 million, or 74.0% of sales for the three months ended August 31, 2009. Due to continued operational improvements, we saw our gross profit margin improve 180 basis points during the quarter from 26.0% for the three months ended August 31, 2009 to 27.8% for the three months ended August 31, 2010.
     Selling, general and administrative expense. For the three months ended August 31, 2010, our selling, general and administrative expenses were $20.3 million, or 14.2% of sales, compared to $20.0 million, or 14.5% of sales for the three months ended August 31, 2009, or an increase of approximately $0.3 million, or 1.5%. Selling expenses increased generally as a result of increased sales and related expenses.
     Gain/Loss from disposal of assets. The gain from disposal of assets of $1,000 for the three months ended August 31, 2009 resulted primarily from the sale of manufacturing equipment. There was no gain or loss from the disposal of assets for the three months ended August 31, 2010.
     Income from operations. Our income from operations for the three months ended August 31, 2010 was $19.4 million or 13.6% of sales, compared to $15.9 million, or 11.5% of sales for the three months ended August 31, 2009,

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
an increase of 3.5 million, or 22.0%. The increase in our operational earnings during the current period was primarily related to our increased sales and gross profit margin.
     Other income and expense. Interest expense decreased from $0.7 million for the three months ended August 31, 2009 to $0.3 million for the three months ended August 31, 2010. During the current period, we capitalized $0.4 million in interest expense relating to our Agua Prieta, Mexico construction project. In addition, while we had less debt on average outstanding during the current period ($52.0 million for the quarter ended August 31, 2009 versus $41.0 million for the current quarter), this was partially offset by a higher effective borrowing rate due to an increase in our LIBOR spread rate from 75 bps to 225 bps, which occurred when we renewed our credit facility last August 2009.
     Provision for income taxes. Our effective tax rate was 36.5% for the three months ended August 31, 2010 compared to 37.0% for the three months ended August 31, 2009. The decrease in our effective tax rate from the prior year primarily is a result of increased benefits associated with our expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2010 was $12.1 million, or 8.5% of sales, compared to $9.5 million, or 6.9% of sales for the three months ended August 31, 2009. Our basic earnings per share were $0.47 per share for the three months ended August 31, 2010 compared to $0.37 per share for the three months ended August 31, 2009. Our diluted earnings per share were $0.47 per share for the three months ended August 31, 2010 compared to $0.37 per share for the three months ended August 31, 2009.
Six Months ended August 31, 2010 compared to Six Months ended August 31, 2009
     Net Sales. Net sales for the six months ended August 31, 2010 were $283.8 million compared to $268.6 million for the six months ended August 31, 2009, an increase of $15.2 million, or 5.7%. Our Print Segment sales for the period decreased $8.7 million or 6.0% from $145.6 million to $136.9 million for the six months ended August 31, 2009 and 2010, respectively. Our Apparel Segment sales for the period increased $23.8 million or 19.4% from $123.0 million to $146.8 million for the six months ended August 31, 2009 and 2010, respectively.
     Cost of Goods Sold. Due to continued operational efficiencies, our manufacturing costs only slightly increased by $0.1 million while our sales increased by $15.2 million as described above. Our cost of goods sold for the period ended August 31, 2010 was $201.9 million, or 71.1% of sales, compared to $201.8 million, or 75.1% of sales for the comparable period last year. As a result of the slight increase in our manufacturing costs during the period as compared to the $15.2 million increase in our sales, our gross margins, as a percentage of sales, increased from 24.9% for the six months ended August 31, 2009 to 28.9% for the six months ended August 31, 2010.
     Selling, general and administrative expense. For the six months ended August 31, 2010, our selling, general and administrative expenses were $41.5 million compared to $39.4 million for the six months ended August 31, 2009, or an increase of approximately $2.1 million or 5.3%. As a percentage of sales, these expenses remained level at 14.7% for the periods ended August 31, 2009 and 2010.
     Gain from disposal of assets. The gain from disposal of assets of $3,000 for the six months ended August 31, 2009 resulted primarily from the sale of manufacturing equipment. There was no gain or loss from the disposal of assets for the six months ended August 31, 2010.
     Income from operations. Our income from operations for the six months ended August 31, 2010 was $40.4 million, or 14.2% of sales compared to $27.4 million, or 10.2% of sales for the same period last year, or an increase of $13.0 million, or 47.4%. The increase in our operational earnings during the current period was primarily related to our increased sales and gross profit while keeping our selling, general and administrative expenses level on a percentage basis of our sales.
     Other income and expense. Our interest expense decreased from $1.4 million for the six months ended August 31, 2009 to $0.8 million for the six months ended August 31, 2010. During the current period, we capitalized $0.7 million in interest expense relating to our Agua Prieta, Mexico construction project. In addition, while we had less

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
debt on average outstanding during the current period ($52.0 million for the six months ended August 31, 2009 versus $41.0 million for the six months ended August 31, 2010), this was partially offset by a higher effective borrowing rate due to an increase in our LIBOR spread rate from 75 bps to 225 bps, which occurred when we renewed our credit facility last August 2009.
     Provision for income taxes. Our effective tax rate was 36.5% for the six months ended August 31, 2010 compared to 37.0% for the six months ended August 31, 2008. The decrease in our effective tax rate from the prior year primarily is a result of increased benefits associated with our expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2010 was $25.2 million, or 8.9% of sales, compared to $16.2 million, or 6.0% of sales for the six months ended August 31, 2009. Our basic earnings per share for the six months ended August 31, 2010 was $0.97 per share compared to $0.63 per share for the six months ended August 31, 2009. Our diluted earnings per share for the six months ended August 31, 2010 was $0.97 per share compared to $0.63 for the six months ended August 31, 2009.
Segment Operating Results

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2010	2009	2010	2009
Print	$69,146	$73,915	$136,936	$145,625
Apparel	73,888	63,852	146,839	122,972

Total	$143,034	$137,767	$283,775	$268,597

     Print Segment. Our net sales for our Print Segment, which represented 48% of our consolidated sales during the three and six months ended August 31, 2010, were approximately $69.1 million and $136.9 million, respectively, compared to $73.9 million and $145.6 million for the three and six months ended August 31, 2009, a decrease of $4.8 million and $8.7 million, or 6.5% and 6.0%, respectively. While we are seeing signs of improvement in the print market, our print sales continue to be impacted by general economic conditions and the continued contraction of the traditional business forms market which occurs as customers continue to migrate away from traditional printed business form products due to technological advancements. The evolution to digital technology has been transpiring for some time now, and we would expect this to continue into the future. The turbulent economy has also lead to increased pricing pressures in an already competitive market. We would expect the print market will continue to improve as the general economy and domestic unemployment improves.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 52% of our consolidated sales for the three and six months ended August 31, 2010, were approximately $73.9 million and $146.8 million for the same period, compared to approximately $63.9 million and $123.0 million for the three and six months ended August 31, 2009, or an increase of $10.0 million and $23.8 million, or 15.6% and 19.4%, respectively. The increase in the Apparel Segment’s net sales during the period was due to a unit volume sales increase to new and existing customers of approximately 7.8% (12.3% for the six month period) and an increase in our average unit selling price of approximately 7.8% (7.1% for the six month period).

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2010	2009	2010	2009
Print	$19,475	$21,205	$40,011	$40,106
Apparel	20,233	14,617	41,877	26,700

Total	$39,708	$35,822	$81,888	$66,806

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales was 28.2% for the three months ended August 31, 2010, as compared to 28.7% for the three months ended August 31, 2009. Even with operational efficiencies and cost control measures in place we had a slight decrease in our Print margin primarily as

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
a result of recent paper price increases a portion of which we were unable to pass along to our customers. However, for the six months ended August 31, 2010, through our operational improvements, we were able to increase our Print margin, as a percentage of sales, from 27.5% for the six months ended August 31, 2009 to 29.2% for the six months ended August 31, 2010.
     Apparel Segment. Our Apparel gross profit margin (“margin”) as a percentage of sales, were 27.4% and 28.5% for the three and six months ended August 31, 2010, as compared to 22.9% and 21.7% for the three and six months ended August 31, 2009, respectively. Our Apparel Segment margin increased due to the following: 1) product mix changes, 2) the unit selling price increase previously discussed and 3) continued operational efficiencies. Due to shortage of supply and other international factors, current domestic cotton prices are at high levels not seen in years. Whether or not prices will stay at this level for a sustained period of time is unknown. The higher cost of cotton may start to impact our operational results next quarter and will continue at least through the end of this calendar year depending on our ability or inability to pass these costs through to the market. As we have entered into contracts for the majority of our anticipated cotton requirements for this calendar year, any decline in spot cotton prices later this year would only have a marginal impact on our overall calendar year 2010 blended costs. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton perspective. However, it is unknown at this time whether the market will allow the manufacturers to pass these costs through and whether our competitors will in fact attempt to pass through these costs.

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2010	2009	2010	2009
Print	$11,861	$12,709	$24,363	$23,520
Apparel	11,621	6,224	24,123	9,623

Total	23,482	18,933	48,486	33,143
Less corporate expenses	4,382	3,781	8,850	7,459

Earnings before income taxes	$19,100	$15,152	$39,636	$25,684

     Print Segment. Our Print profit decreased approximately $0.8 million, or 6.3% from $12.7 million for the three months ended August 31, 2009 to $11.9 million for the three months ended August 31, 2010 primarily as a result of increased paper prices. As a percent of sales, our Print profits remained flat at 17.2% for the three month periods then ended. Our Print profit increased approximately $0.9 million, or 3.8%, from $23.5 million for the six months ended August 31, 2009, to $24.4 million for the six months ended August 31, 2010. As a percent of sales, our Print profits were 17.8% for the six months ended August 31, 2010, as compared to 16.2% for the six months ended August 31, 2009. This increase in profit despite sales decline is primarily a result of improved margins due to continual operational efficiency improvements.
     Apparel Segment. Our Apparel profit increased approximately $5.4 million, or 87.1%, from $6.2 million for the three months ended August 31, 2009 to $11.6 million for the three months ended August 31, 2010. Our Apparel profit increased approximately $14.5 million, or 151.0%, from $9.6 million for the six months ended August 31, 2009 to $24.1 million for the six months ended August 31, 2010. As a percent of sales, our Apparel profits were 15.7% and 16.4% for the three and six months ended August 31, 2010, compared to 9.7% and 7.8% for the comparable periods last year. Our Apparel profit increased primarily as a result of increased sales and improved margins realized during the period due to the factors previously discussed.
Liquidity and Capital Resources

	August 31,	February 28,
(Dollars in thousands)	2010	2010	Change
Working Capital	$116,052	$116,638	-0.5%
Cash	$16,993	$21,063	-19.3%

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
     Working Capital. Our working capital decreased slightly from $116.6 million at February 28, 2010 to $116.1 million at August 31, 2010. Our current ratio, calculated by dividing our current assets by our current liabilities remained level at 3.3 to 1.0 at February 28, 2010 and at August 31, 2010.

	Six months ended August 31,
(Dollars in thousands)	2010	2009	Change
Net Cash provided by operating activities	$27,507	$49,974	-45.0%
Net Cash used in investing activities	$(23,238)	$(5,792)	301.2%
Net Cash used in financing activities	$(8,024)	$(32,534)	-75.3%
     Cash flows from operating activities. Cash provided by operating activities decreased by $22.5 million from $50.0 million for the six months ended August 31, 2009 to $27.5 million for the six months ended August 31, 2010. We generated $9.0 million more in cash through our improved earnings, but used cash during the period to increase our Apparel inventory level by $8.8 million to coincide with their increased sales. Last year we generated $23.4 million in cash through reducing our Apparel inventory levels.
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, increased by $17.4 million, from $5.8 million for the six months ended August 31, 2009 to $23.2 million for the six months ended August 31, 2010. The increase in our capital expenditures relates primarily to our new Apparel manufacturing facility located in Agua Prieta, Mexico.
     Cash flows from financing activities. We used $24.5 million less in cash associated with our financing activities this period when compared to the same period last year. We repaid debt of approximately $24.1 million and repurchased $0.4 million of our common stock during the six months ended August 31, 2009. We did not repay any additional debt during the six months ended August 31, 2010.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.5% at August 31, 2010 and 2.76% at August 31, 2009), depending on our total funded debt to EBITDA ratio, as defined. As of August 31, 2010, we had $40.0 million of borrowings under the revolving credit line and $2.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $107.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of August 31, 2010. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During the six months ended August 31, 2010, we did not pay any additional amounts on other debt. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
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
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at August 31, 2010 was $(1.3) million, $(0.8) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in long-term debt with a related deferred charge recorded as a component of other comprehensive income.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
     Consistent with previously announced plans to build a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico, we continue to estimate that the total capital expenditures associated with this project will be in the range of $45 million to $50 million ($20 million — $25 million for building and $20 million — $25 million for machinery and equipment). To date we have spent approximately $39.3 million. We continue to expect that the remaining funding for this project will be provided by internal cash flow and, as required, by our existing credit facilities. The facility is expected to commence operations over the next couple of quarters.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2010 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash
     We have significant amounts of cash at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the outstanding credit facility, totaled $40.0 million at August 31, 2010. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. There would be no impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2010.
Foreign Exchange
     We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2010 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the stock repurchase plan which was approved by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of September 24, 2010, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 91 shares of the common stock during the six months ended August 31, 2010.
Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2010
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
FOR THE PERIOD ENDED AUGUST 31, 2010
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: September 24, 2010	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 24, 2010	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective May 14, 2008 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 23, 2008.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith