Form 10-Q
period 2010-11-30
ENNIS, INC.
filed 2010-12-22
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 17, 2010, there were 25,920,599 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30,	February 28,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$18,308	$21,063
Accounts receivable, net of allowance for doubtful receivables of $4,594 at November 30, 2010 and $4,446 at February 28, 2010	54,333	57,249
Prepaid expenses	4,499	6,867
Inventories	98,898	75,137
Deferred income taxes	5,319	5,319
Assets held for sale	—	804

Total current assets	181,357	166,439

Property, plant and equipment, at cost
Plant, machinery and equipment	154,351	138,419
Land and buildings	70,094	55,430
Other	22,591	22,402

Total property, plant and equipment	247,036	216,251
Less accumulated depreciation	156,971	150,531

Net property, plant and equipment	90,065	65,720

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,798	58,897
Customer lists, net	18,112	19,753
Deferred finance charges, net	756	1,079
Other assets	3,353	3,470

Total assets	$469,782	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	November 30,	February 28,
	2010	2010
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,210	$27,463
Accrued expenses
Employee compensation and benefits	16,497	14,374
Taxes other than income	280	1,539
Federal and state income taxes payable	6,160	705
Other	8,018	5,720

Total current liabilities	52,165	49,801

Long-term debt	50,908	41,817
Liability for pension benefits	8,609	7,132
Deferred income taxes	20,298	19,821
Other liabilities	116	868

Total liabilities	132,096	119,439

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2010	75,134	75,134
Additional paid in capital	121,527	121,978
Retained earnings	228,834	206,062
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	527	267
Unrealized loss on derivative instruments, net of taxes	(576)	(1,154)
Minimum pension liability, net of taxes	(12,376)	(12,376)

Total accumulated other comprehensive income (loss)	(12,425)	(13,263)

Treasury stock
Cost of 4,221,127 shares at November 30, 2010 and 4,292,080 shares at February 28, 2010	(75,384)	(76,651)

Total shareholders’ equity	337,686	313,260

Total liabilities and shareholders’ equity	$469,782	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009
Net sales	$134,817	$127,756	$418,592	$396,353
Cost of goods sold	98,298	93,456	300,185	295,247

Gross profit margin	36,519	34,300	118,407	101,106

Selling, general and administrative	20,971	19,006	62,494	58,417
(Gain) loss from disposal of assets	—	2	—	(1)

Income from operations	15,548	15,292	55,913	42,690

Other income (expense)
Interest expense	(214)	(662)	(972)	(2,082)
Other, net	(148)	(40)	(119)	(334)

	(362)	(702)	(1,091)	(2,416)

Earnings before income taxes	15,186	14,590	54,822	40,274

Provision for income taxes	5,543	5,399	20,010	14,902

Net earnings	$9,643	$9,191	$34,812	$25,372

Weighted average common shares outstanding
Basic	25,857,544	25,763,840	25,839,289	25,745,886

Diluted	25,907,168	25,825,800	25,884,606	25,788,579

Per share amounts
Net earnings — basic	$0.37	$0.36	$1.35	$0.99

Net earnings — diluted	$0.37	$0.36	$1.34	$0.98

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$34,812	$25,372
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,175	6,830
Amortization of deferred finance charges	323	330
Amortization of tradenames and customer lists	1,800	1,803
Gain from disposal of assets	—	(1)
Bad debt expense	1,367	1,768
Stock based compensation	794	803
Deferred income taxes	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	2,895	(1,680)
Prepaid expenses	2,478	4,447
Inventories	(22,641)	26,101
Other assets	107	(1,065)
Accounts payable and accrued expenses	1,807	5,185
Other liabilities	(752)	(666)
Liability for pension benefits	1,477	2,257

Net cash provided by operating activities	30,642	71,469

Cash flows from investing activities:
Capital expenditures	(28,914)	(11,739)
Purchase of businesses, net of cash acquired	(2,237)	—
Proceeds from disposal of plant and property	4	8

Net cash used in investing activities	(31,147)	(11,731)

Cash flows from financing activities:
Borrowings on debt	10,000	—
Repayment of debt	—	(34,171)
Dividends	(12,040)	(11,999)
Purchase of treasury stock	(2)	(405)
Proceeds from exercise of stock options	24	—

Net cash used in financing activities	(2,018)	(46,575)

Effect of exchange rate changes on cash	(232)	145

Net change in cash	(2,755)	13,308
Cash at beginning of period	21,063	9,286

Cash at end of period	$18,308	$22,594

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter and nine months ended November 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010, from which the accompanying consolidated balance sheet at February 28, 2010 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
2. Accounts Receivable and Allowance for Doubtful Receivables-continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three and nine months ended (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,900	$4,068	$4,446	$3,561
Bad debt expense	63	240	1,367	1,768
Recoveries	11	239	46	257
Accounts written off	(380)	(74)	(1,265)	(1,141)
Foreign currency translation	—	(10)	—	18

Balance at end of period	$4,594	$4,463	$4,594	$4,463

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2010	2010
Raw material	$12,719	$11,089
Work-in-process	13,564	14,280
Finished goods	72,615	49,768

	$98,898	$75,137

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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at November 30, 2010 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
4. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of November 30, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$974	$260
Customer lists	29,958	11,846	18,112
Noncompete	500	493	7

	$31,692	$13,313	$18,379

As of February 28, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$875	$359
Customer lists	29,908	10,155	19,753
Noncompete	500	483	17

	$31,642	$11,513	$20,129

	November 30,	February 28,
	2010	2010
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the nine months ended November 30, 2010 and November 30, 2009 was $1.8 million.
The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2011	$2,399
2012	2,396
2013	2,352
2014	2,259
2015	2,141
2016	2,083
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2009	$42,792	$74,549	$117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of March 1, 2010	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of November 30, 2010	$42,792	$74,549	$117,341

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2010	February 28, 2010
Accrued taxes	$328	$265
Accrued legal and professional fees	521	392
Accrued interest	142	114
Accrued utilities	1,136	1,322
Accrued repairs and maintenance	650	547
Accrued construction retainer	2,239	582
Accrued phantom stock obligation	465	422
Accrued acquisition related obligations	270	594
Other accrued expenses	2,267	1,482

	$8,018	$5,720

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
The Swap was designated as a cash flow hedge, and the fair value at November 30, 2010 and February 28, 2010 was $(0.9) million, $(0.6) million net of deferred taxes, and $(1.8) million, $(1.2) million net of deferred taxes, respectively. The Swap has been reported on the Consolidated Balance Sheet as long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and nine months ended November 30, 2010, there was a loss of approximately $357,000 and $1.1 million, respectively, reclassified from accumulated other comprehensive income to interest expense related to the Swap.
7. Fair Value of Financial Instruments
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
Level 1 —	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 —	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves

Level 3 —	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its Swap.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
7. Fair Value of Financial Instruments-continued
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of November 30, 2010 and February 28, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	November 30,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(908)	$—	$(908)	$—

	$(908)	$—	$(908)	$—

	February 28,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(1,817)	$—	$(1,817)	$—

	$(1,817)	$—	$(1,817)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2010	2010
Revolving credit facility	$50,000	$40,000
Interest rate swap	908	1,817

Long-term debt	$50,908	$41,817

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.51% at November 30, 2010 and 2.49% at November 30, 2009), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of November 30, 2010, the Company had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of November 30, 2010. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
The Company capitalized $520,000 and $1.2 million of interest expense for the three and nine months ended November 30, 2010, respectively, and $109,000 of interest expense for the three and nine months ended November 30, 2009 relating to the construction of the Agua Prieta facility.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009
Net earnings	$9,643	$9,191	$34,812	$25,372
Foreign currency translation adjustment, net of deferred taxes	774	283	260	1,256
Unrealized gain (loss) on derivative instruments, net of deferred taxes	232	(20)	578	74

Comprehensive income	$10,649	$9,454	$35,650	$26,702

Changes in shareholders’ equity accounts for the nine months ended November 30, 2010 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260
Net earnings	—	—	—	34,812	—	—	—	34,812
Foreign currency translation, net of deferred tax of $149	—	—	—	—	260	—	—	260
Unrealized gain on derivative instruments, net of deferred tax benefit of $332	—	—	—	—	578	—	—	578

Comprehensive income								35,650
Dividends declared ($.465 per share)	—	—	—	(12,040)	—	—	—	(12,040)
Stock based compensation	—	—	794	—	—	—	—	794
Exercise of stock options and restricted stock grants	—	—	(1,245)	—	—	71,044	1,269	24
Stock repurchases	—	—	—	—	—	(91)	(2)	(2)

Balance November 30, 2010	30,053,443	$75,134	$121,527	$228,834	$(12,425)	(4,221,127)	$(75,384)	$337,686

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased this fiscal year under the program, as of November 30, 2010, there have been 96,000 shares of the common stock that have been purchased under the repurchase program at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 91 shares of common stock during the nine months ended November 30, 2010.
10. Stock Option Plan and Stock Based Compensation
The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2010, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 14, 2008, formerly the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 261,626 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
10. Stock Option Plan and Stock Based Compensation-continued
its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2010 and 2009, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $187,000 ($119,000 net of tax), and $275,000 ($174,000 net of tax), respectively. For the nine months ended November 30, 2010 and 2009, the Company had compensation expense related to share based compensation of $794,000 ($504,000 net of tax), and $803,000 ($506,000 net of tax), respectively.
Stock Options
The Company had the following stock option activity for the nine months ended November 30, 2010:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2010	250,200	$12.09	6.0	$1,003
Granted	62,500	18.46
Terminated	(11,300)	10.18
Exercised	(3,010)	7.90

Outstanding at November 30, 2010	298,390	$13.54	6.1	$1,223

Exercisable at November 30, 2010	164,640	$13.66	3.8	$644

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2010 and 2009:

	November 30,
	2010	2009
Expected volatility	34.63%	32.35%
Expected term (years)	3	4
Risk free interest rate	1.58%	2.01%
Dividend yield	4.24%	4.74%

Weighted average grant-date fair value	$3.348	$1.583

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
10. Stock Option Plan and Stock Based Compensation-continued
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009
Total cash received	$24	$—	$24	$—
Income tax benefits	—	—	—	—
Total grant-date fair value	3	—	3	—
Intrinsic value	28	—	28	—
A summary of the status of the Company’s unvested stock options at February 28, 2010, and changes during the nine months ended November 30, 2010 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2010	110,000	$1.64
New grants	62,500	3.35
Vested	(31,250)	1.79
Forfeited	(7,500)	1.58

Unvested at November 30, 2010	133,750	$2.41

As of November 30, 2010, there was $251,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.4 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2010 was $533,000.
Restricted Stock
The Company had the following restricted stock grant activity for the nine months ended November 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2010	91,470	$15.38
Granted	57,655	17.34
Terminated	(268)	15.49
Vested	(68,034)	16.79

Outstanding at November 30, 2010	80,823	$15.59

As of November 30, 2010, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $871,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
11. Employee Benefit Plans
The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 11% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
Pension expense is composed of the following components included in cost of good sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$304	$284	$911	$854
Interest cost	654	686	1,963	2,056
Expected return on plan assets	(765)	(606)	(2,296)	(1,818)
Amortization of:
Prior service cost	(37)	(37)	(109)	(109)
Unrecognized net loss	336	425	1,008	1,274

Net periodic benefit cost	$492	$752	$1,477	$2,257

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 28, 2011, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute between $2.0 million and $3.0 million in the fourth quarter of fiscal year 2011. The Company contributed $3.0 million to its pension plan during fiscal year 2010.
12. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
At November 30, 2010, 93,700 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2010, 98,950 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
12. Earnings per share-continued

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	25,857,544	25,763,840	25,839,289	25,745,886
Effect of dilutive options	49,624	61,960	45,317	42,693

Diluted weighted average common shares outstanding	25,907,168	25,825,800	25,884,606	25,788,579

Per share amounts:
Net earnings — basic	$0.37	$0.36	$1.35	$0.99

Net earnings — diluted	$0.37	$0.36	$1.34	$0.98

Cash dividends	$0.155	$0.155	$0.465	$0.465

13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 52% and 49% of the Company’s consolidated net sales for the three and nine months ended November 30, 2010, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & LabelSM (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFS® (which provide financial and security documents).
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
The Apparel Segment, which accounted for 48% and 51% of the Company’s consolidated net sales for the three and nine months ended November 30, 2010, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
13. Segment Information and Geographic Information-continued
Segment data for the three and nine months ended November 30, 2010 and 2009 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2010:
Net sales	$69,516	$65,301	$—	$134,817
Depreciation	1,356	480	187	2,023
Amortization of identifiable intangibles	232	367	—	599
Segment earnings (loss) before income tax	11,342	8,240	(4,396)	15,186
Segment assets	139,228	311,284	19,270	469,782
Capital expenditures	476	5,189	7	5,672

Three months ended November 30, 2009:
Net sales	$70,590	$57,166	$—	$127,756
Depreciation	1,490	522	209	2,221
Amortization of identifiable intangibles	234	367	—	601
Segment earnings (loss) before income tax	12,695	6,015	(4,120)	14,590
Segment assets	146,321	252,586	25,889	424,796
Capital expenditures	317	5,607	15	5,939

Nine months ended November 30, 2010:
Net sales	$206,452	$212,140	$—	$418,592
Depreciation	4,144	1,467	564	6,175
Amortization of identifiable intangibles	700	1,100	—	1,800
Segment earnings (loss) before income tax	35,705	32,363	(13,246)	54,822
Segment assets	139,228	311,284	19,270	469,782
Capital expenditures	1,859	27,035	20	28,914

Nine months ended November 30, 2009:
Net sales	$216,215	$180,138	$—	$396,353
Depreciation	4,532	1,654	644	6,830
Amortization of identifiable intangibles	703	1,100	—	1,803
Segment earnings (loss) before income tax	36,215	15,638	(11,579)	40,274
Segment assets	146,321	252,586	25,889	424,796
Capital expenditures	1,671	9,933	135	11,739
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended November 30, 2010:
Net sales to unaffiliated customers
Print Segment	$69,516	$—	$—	$69,516
Apparel Segment	58,819	6,067	415	65,301

	$128,335	$6,067	$415	$134,817

Identifiable long-lived assets
Print Segment	$36,799	$—	$—	$36,799
Apparel Segment	23,664	32	25,520	49,216
Corporate	4,050	—	—	4,050

	$64,513	$32	$25,520	$90,065

Three months ended November 30, 2009:
Net sales to unaffiliated customers
Print Segment	$70,590	$—	$—	$70,590
Apparel Segment	52,607	4,096	463	57,166

	$123,197	$4,096	$463	$127,756

Identifiable long-lived assets
Print Segment	$38,598	$—	$—	$38,598
Apparel Segment	6,199	35	9,583	15,817
Corporate	4,825	—	—	4,825

	$49,622	$35	$9,583	$59,240

Nine months ended November 30, 2010:
Net sales to unaffiliated customers
Print Segment	$206,452	$—	$—	$206,452
Apparel Segment	192,141	18,282	1,717	212,140

	$398,593	$18,282	$1,717	$418,592

Nine months ended November 30, 2009:
Net sales to unaffiliated customers
Print Segment	$216,215	$—	$—	$216,215
Apparel Segment	166,181	11,840	2,117	180,138

	$382,396	$11,840	$2,117	$396,353

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended
	November 30,
	2010	2009
Interest paid	$944	$2,084
Income taxes paid	$14,578	$9,914
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
15. Concentrations of Risk-continued
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
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At November 30, 2010, cash balances included $12.7 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At November 30, 2010, the Company had $520,000 in Canadian and $4.3 million in Mexican bank accounts.
16. Subsequent Events
On December 17, 2010, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on January 31, 2011 to shareholders of record on January 10, 2011.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010

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
Business Segment Overview
     We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments — Print and Apparel. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page 16 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 52% and 49% of our consolidated net sales for the three and nine months ended November 30, 2010, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D Litho of ArizonaSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & LabelSM (which provides tags and labels); Trade Envelopes®, and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and GFS® (which provide financial and security documents).
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
Our Print Business Challenges — In our Print segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print on demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the downturn in the economy and credit markets in 2009 and 2010 have created highly competitive conditions in an already over-supplied, price-competitive industry. Thus, we believe we are facing the following challenges in the Print Segment of our business:
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
Excess production capacity and price competition within our industry — Paper mills continue to adjust production capacity through downtime and closures to attempt to keep projected customer demand in line with the available supply. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, we would expect paper mills to continue to increase paper prices, especially as the economy strengthens, and have experienced paper price increases during fiscal 2011.
Despite a competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during the past fiscal year and continues to impact our current year operations. Although we have seen slight improvements in some economic indicators within our markets, unemployment rates and other leading indicators continue to be strained. A weak job market may continue to present a challenging environment for revenue growth during the remainder of this fiscal year and into the next. As we cannot predict the pace of the economic recovery, we will continue to be focused on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have proven a history of managing our costs and wouldn’t expect this to change in the future.
Apparel Segment
     The Apparel Segment represented 48% and 51% of our consolidated net sales for the three and nine months ended November 30, 2010, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops, and fleece) across all market segments. The products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 90% domestic sales. Alstyle’s branded product lines are sold under the AAA label, Murina® and Hyland® Headwear brands.
     The Apparel Segment operates six manufacturing facilities, one in California, and five in Mexico. Alstyle currently has a manufacturing facility located in Anaheim, California, where it knits domestic cotton yarn and some polyester fibers into tubular material. The material is dyed at that facility and then shipped to its plants in Ensenada or Hermosillo, Mexico, where it is cut and sewn into finished goods. The Anaheim manufacturing operations, as part of our transition plan will be moving to our new manufacturing facility located in Agua Prieta, Mexico during fiscal year 2012. Alstyle also ships their dyed fabric to outsourced manufacturers in El Salvador for sewing. After sewing and packaging is completed, the product is shipped to one of Alstyle’s eight distribution centers located across the United States, Canada, and Mexico.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 78% of our cotton and yarn from one supplier.
Our Apparel Business Challenges — In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. Cotton, which represents approximately 40% of our costs, is a commodity product and subject to volatile fluctuations in price, due to general market conditions, domestic and international demand, perceived availability, international actions, etc. As such, our operational costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2011:
•	Cotton prices

•	Completion of our new manufacturing facility

•	Economic uncertainties
Cotton prices — Due to shortage of supply and other international factors, domestic cotton prices are at high levels not seen in years. Whether or not prices will stay at this level for a sustained period of time is unknown. However, as most manufacturers have already locked in a significant portion of their cotton buys for this year, a decline in spot cotton prices later this year would only have a marginal impact on their overall calendar year 2010 blended costs. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton cost perspective. While the market has over the past year absorbed a certain level of price increase due to previous increases in cotton costs, it is unknown at this time whether the market will allow the manufacturers to pass further price increases through to offset the current level of cotton pricing and whether our competitors will in fact attempt to pass through these costs.
Completion of our new manufacturing facility — We are building a state-of-the art manufacturing facility in Agua Prieta, Mexico (the “Project”) and expect operations to begin at this facility over the next couple of quarters. Total expected expenditures associated with this facility are expected to be in the range of $50.0 million to $54.0 million ($26.0 million for the building and $24.0 million – $28.0 million for machinery and equipment), with approximately $45.3 million expended to date. At the completion of Phase 1 of the Project, we continue to expect this facility to be able to process 1 million pounds of fabric per week, and eventual capacity, after Phase 2 implementation, will be between 2.6 million to 2.8 million pounds per week. This compares to our current capacity of approximately 1.6 million to 1.8 million pounds per week.
During the initial ramp up of this facility and the phase out of our current manufacturing facility in Anaheim, CA, there will be considerable duplicate costs, inefficiencies, moving costs, etc. that will have a negative impact on the apparel segment’s fiscal year 2011 and 2012 operating results. Although the majority of these costs have not been incurred to date, our plan is to try to contain these costs to the remainder of fiscal year 2011 and the first six months of fiscal year 2012, to the extent possible, through an accelerated ramp up schedule. We expect the negative impact of the start-up and ramp up costs of this facility will be approximately

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
$6.0 million to $8.0 million. To date the negative impact associated with this facility was $838,000 during the current quarter and $1.9 million for the nine months ended November 30, 2010. The success of this plan continues to be dependent on meeting key targets and any delay in the start-up/wind-down schedule could add significantly to these costs. Once fully operational and the transition complete, with sell-through levels of 2.6 million pounds to 2.8 million pounds per week, we continue to anticipate significant manufacturing efficiencies will be realized. The original estimate of the annualized cost savings associated with this facility was between $10.0 million to $15.0 million per annum. However, a certain portion of the savings associated with the conversion of our dye machines have already been realized in our current manufacturing facility, hence part of the reason for the improvement in our operating margins this fiscal year. Nonetheless, we continue to anticipate a substantial savings in costs associated with this facility once fully operational and the transition has been completed and the production levels have been obtained.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of November 30, 2010, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
     We maintain a defined-benefit pension plan covering approximately 11% of our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels.
We may be required to write down goodwill and other intangible assets which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2010, and we concluded that no impairment charge was necessary. At November 30, 2010, our goodwill and other intangible assets were approximately $117.3 million and $76.9 million, respectively.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
     As of November 30, 2010, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 40% of the manufactured product cost. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 78% of Alstyle’s yarn requirements during the quarter and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 22% of its sewing to contract manufacturers in El Salvador during the quarter, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
     The construction of our new apparel manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico is expected to be completed during fiscal year 2011. The construction of this new facility involves numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
and the equipment required for the facility will require the expenditure of significant amounts of capital that will be financed through internal cash flows or alternatively through borrowings under our credit facility which are contingent on us continuing to meet certain financial covenants. Moreover, this facility is being built to capture anticipated future growth in demand and anticipated savings in production costs over our current cost structure in Anaheim, CA. Should such growth or production savings not materialize, or should the timeline for our transition be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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
     We have historically relied on third party suppliers to provide a portion of our cut and sew apparel production. During the current quarter, approximately 22% of our production was provided by the third party suppliers. Any shortage of supply, production disruptions, shipping delays, regulatory changes, significant price increases from our suppliers, could adversely affect our apparel operating results.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At November 30, 2010, our goodwill and other intangible assets were approximately $117.3 million and $76.9 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $2.1 million and $8.2 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2010, respectively, as compared to $3.1 million and $9.9 during the three and nine months ended November 30, 2009.
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
Results of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for the three and nine months ended November 30, 2010 and 2009.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.
Consolidated Summary

Consolidated	Three Months Ended November 30,				Nine Months Ended November 30,
Statements of Earnings - Data	2010		2009		2010		2009
Net sales	$134,817	100.0%	$127,756	100.0%	$418,592	100.0%	$396,353	100.0%
Cost of goods sold	98,298	72.9	93,456	73.2	300,185	71.7	295,247	74.5

Gross profit margin	36,519	27.1	34,300	26.8	118,407	28.3	101,106	25.5
Selling, general and administrative	20,971	15.6	19,006	14.8	62,494	14.9	58,417	14.7
(Gain) loss from disposal of assets	—	—	2	—	—	—	(1)	—

Income from operations	15,548	11.5	15,292	12.0	55,913	13.4	42,690	10.8
Other expense, net	(362)	(0.2)	(702)	(0.6)	(1,091)	(0.3)	(2,416)	(0.6)

Earnings before income taxes	15,186	11.3	14,590	11.4	54,822	13.1	40,274	10.2
Provision for income taxes	5,543	4.1	5,399	4.2	20,010	4.8	14,902	3.8

Net earnings	$9,643	7.2%	$9,191	7.2%	$34,812	8.3%	$25,372	6.4%

Three Months ended November 30, 2010 compared to Three Months ended November 30, 2009
     Net Sales. On a comparable basis our sales increased $7.0 million from $127.8 million for the three months ended November 30, 2009 to $134.8 million for the current quarter, or 5.5%. Our Print Segment sales for the quarter decreased $1.1 million, or 1.5%, from $70.6 million for the same quarter last year to $69.5 million for the current quarter (-4.4% without the impact of a print acquisition completed during the current quarter). Our Apparel Segment sales increased $8.1 million, or 14.2%, from $57.2 million for the same quarter last year to $65.3 million for the current quarter.
     Cost of Goods Sold. Our manufacturing costs increased by $4.8 million from $93.5 million for the three months ended November 30, 2009 to $98.3 million for the current quarter or 5.1% while our sales increased 5.5% over that same period. Our gross profit margin improved 30 basis points during the quarter from 26.8% for the three months ended November 30, 2009 to 27.1% for the three months ended November 30, 2010. Our Apparel margins improved 150 basis points over the comparable quarter last year due to an increase in our unit sales price and operational efficiencies, which were offset by increases in our raw material costs. Our print margins decreased 60 basis points over the comparable quarter last year due to raw material cost increases which have not been able to be fully offset through selling price increases.
     Selling, general and administrative expense. For the three months ended November 30, 2010, our selling, general and administrative expenses were $21.0 million, or 15.6% of sales, compared to $19.0 million, or 14.8% of sales for the three months ended November 30, 2009, or an increase of approximately $2.0 million, or 10.5%. The dollar increase in our selling, general and administrative expenses during the current quarter related primarily to an increase in expenses that are generally tied to increases in sales and some non-recurring credits earned last year that reduced the 2009 expense.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
     Gain/Loss from disposal of assets. The loss from disposal of assets of $2,000 for the three months ended November 30, 2009 resulted primarily from the sale of manufacturing equipment. There was no gain or loss from the disposal of assets for the three months ended November 30, 2010.
     Income from operations. Our income from operations for the three months ended November 30, 2010 was $15.5 million or 11.5% of sales, compared to $15.3 million, or 12.0% of sales for the three months ended November 30, 2009, an increase of 0.2 million, or 1.3%. The increase in our operational earnings during the current period was primarily related to our increased sales and gross profit margin, offset by the increase in our selling, general and administrative expenses.
     Other income and expense. Interest expense decreased from $0.7 million for the three months ended November 30, 2009 to $0.2 million for the three months ended November 30, 2010. During the current period, we capitalized interest expense relating to our Agua Prieta, Mexico construction project of $0.5 million compared to $0.1 million in the same quarter last year.
     Provision for income taxes. Our effective tax rate was 36.5% for the three months ended November 30, 2010 compared to 37.0% for the three months ended November 30, 2009. The decrease in our effective tax rate from the prior year primarily is a result of increased benefits associated with our expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the three months ended November 30, 2010 was $9.6 million, or 7.2% of sales, compared to $9.2 million, or 7.2% of sales for the three months ended November 30, 2009. Our basic earnings per share were $0.37 per share for the three months ended November 30, 2010 compared to $0.36 per share for the three months ended November 30, 2009. Our diluted earnings per share were $0.37 per share for the three months ended November 30, 2010 compared to $0.36 per share for the three months ended November 30, 2009.
Nine months ended November 30, 2010 compared to Nine months ended November 30, 2009
     Net Sales. Net sales for the nine months ended November 30, 2010 were $418.6 million compared to $396.4 million for the nine months ended November 30, 2009, an increase of $22.2 million, or 5.6%. Our Print Segment sales for the period decreased $9.7 million or 4.5% (-5.5% without the impact of a print acquisition we completed during the current quarter) from $216.2 million to $206.5 million for the nine months ended November 30, 2009 and 2010, respectively. Our Apparel Segment sales for the period increased $32.0 million or 17.8% from $180.1 million to $212.1 million for the nine months ended November 30, 2009 and 2010, respectively.
     Cost of Goods Sold. Our manufacturing costs increased by $4.9 million from $295.2 million for the nine months ended November 30, 2009 to $300.2 million for the nine months ended November 30, 2010 or 1.7% while our sales increased 5.6% over that same period. Our gross profit margin improved 280 basis points over the comparable nine month period last year from 25.5% for the three months ended November 30, 2009 to 28.3% for the three months ended November 30, 2010. Our Apparel margins improved 510 basis points for the year due in an increase in our unit sales price and improved operational efficiencies, offset by higher raw material costs. Our print margins increased 90 basis points for the year through improved operational efficiencies, which offset our higher raw material costs.
     Selling, general and administrative expense. For the nine months ended November 30, 2010, our selling, general and administrative expenses were $62.5 million compared to $58.4 million for the nine months ended November 30, 2009, or an increase of approximately $4.1 million or 7.0%. As a percentage of sales, these expenses increased slightly from 14.7% for the period ended November 30, 2009 to 14.9% for the period ended November 30, 2010. The increase in our selling, general and administrative expenses related generally to non-recurring credits earned last year that reduced the 2009 expense.
     Gain from disposal of assets. The gain from disposal of assets of $1,000 for the nine months ended November 30, 2009 resulted primarily from the sale of manufacturing equipment. There was no gain or loss from the disposal of assets for the nine months ended November 30, 2010.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
     Income from operations. Our income from operations for the nine months ended November 30, 2010 was $55.9 million, or 13.4% of sales compared to $42.7 million, or 10.8% of sales for the same period last year, or an increase of $13.2 million, or 30.9%. The increase in our operational earnings during the current period was primarily related to our increased sales and gross profit margin, offset by the increase in our selling, general and administrative expenses.
     Other income and expense. Our interest expense decreased from $2.1 million for the nine months ended November 30, 2009 to $1.0 million for the nine months ended November 30, 2010. During the current period, we capitalized $1.2 million in interest expense relating to our Agua Prieta, Mexico construction project compared to $0.1 million over the comparable nine month period last year.
     Provision for income taxes. Our effective tax rate was 36.5% for the nine months ended November 30, 2010 compared to 37.0% for the nine months ended November 30, 2009. The decrease in our effective tax rate from the prior year primarily is a result of increased benefits associated with our expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the nine months ended November 30, 2010 was $34.8 million, or 8.3% of sales, compared to $25.4 million, or 6.4% of sales for the nine months ended November 30, 2009. Our basic earnings per share for the nine months ended November 30, 2010 was $1.35 per share compared to $0.99 per share for the nine months ended November 30, 2009. Our diluted earnings per share for the nine months ended November 30, 2010 was $1.34 per share compared to $0.98 for the nine months ended November 30, 2009.
Segment Operating Results

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2010	2009	2010	2009
Print	$69,516	$70,590	$206,452	$216,215
Apparel	65,301	57,166	212,140	180,138

Total	$134,817	$127,756	$418,592	$396,353

     Print Segment. Our net sales for our Print Segment, which represented 52% and 49% of our consolidated sales during the three and nine months ended November 30, 2010, were approximately $69.5 million and $206.5 million, respectively, compared to $70.6 million and $216.2 million for the three and nine months ended November 30, 2009, a decrease of $1.1 million and $9.7 million, or 1.5% and 4.5%, respectively (-4.4% and -5.5%, respectively, without the impact of a print acquisition completed during the quarter). We believe we are starting to see some improvements in the print economic conditions; however, our print sales continue to be impacted by the continued contraction of the traditional business forms market which occurs as customers continue to migrate away from traditional printed business form products due to digital and technological advancements.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 48% and 51% of our consolidated sales for the three and nine months ended November 30, 2010, were approximately $65.3 million and $212.1 million for the same period, compared to approximately $57.2 million and $180.1 million for the three and nine months ended November 30, 2009, or an increase of $8.1 million and $32.0 million, or 14.2% and 17.8%, respectively. The increase in the Apparel Segment’s net sales during the period was due to a unit volume sales increase to new and existing customers of approximately 9.8% (11.1% for the nine month period) and an increase in our average unit selling price of approximately 4.4% (6.7% for the nine month period).

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2010	2009	2010	2009
Print	$19,375	$20,111	$59,386	$60,217
Apparel	17,144	14,189	59,021	40,889

Total	$36,519	$34,300	$118,407	$101,106

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales declined slightly from 28.5% for the three months ended November 30, 2009 to 27.9% for the three months ended November 30, 2010 due to higher raw material prices which we were not able to fully pass along to our customers due to timing and price competition, nor fully offset through operational improvements. However, for the period, we have been able to offset our raw material price increases through selling price increases and operational improvements, as such we were able to increase our Print margins from 27.9% for the nine months ended November 30, 2009 to 28.8% for the nine months ended November 30, 2010.
     Apparel Segment. Our Apparel gross profit margin (“margin”) as a percentage of sales, were 26.3% and 27.8% for the three and nine months ended November 30, 2010, as compared to 24.8% and 22.7% for the three and nine months ended November 30, 2009, respectively. Our Apparel Segment margins for the quarter and for the period have increased over the corresponding comparable periods due to an increase in our unit sales price and improved operational efficiencies which have been able to offset our higher raw material costs. While as indicated previously, we have to date been able to offset the higher costs of cotton, we continue to be concerned with current cotton pricing, and the potential impact upon our operational results for the remainder of this fiscal year and for fiscal year 2012. Our ability to manage this potential cost increase will be dependent upon many factors, a number of which are outside our control, such as the continued economic recovery of the United States, outside market factors such as availability of cotton and the actions of our competitors.

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2010	2009	2010	2009
Print	$11,342	$12,695	$35,705	$36,215
Apparel	8,240	6,015	32,363	15,638

Total	19,582	18,710	68,068	51,853
Less corporate expenses	4,396	4,120	13,246	11,579

Earnings before income taxes	$15,186	$14,590	$54,822	$40,274

     Print Segment. Our Print profit decreased approximately $1.4 million, or 11.0% from $12.7 million for the three months ended November 30, 2009 to $11.3 million for the three months ended November 30, 2010. As a percent of sales, our Print profits decreased from 18.0% to 16.3% for the three months ended November 30, 2009 and 2010, respectively. Our Print profit decreased approximately $0.5 million, or 1.4%, from $36.2 million for the nine months ended November 30, 2009, to $35.7 million for the nine months ended November 30, 2010. As a percent of sales, our Print profits were 17.3% for the nine months ended November 30, 2010, as compared to 16.7% for the nine months ended November 30, 2009. Other than the impact of our margins on our reported profit for quarter, we also have some items that benefitted out previous year’s quarter that did not reoccur this quarter. See discussion on Selling, General and Administrative expenses on page 32 of this Report.
     Apparel Segment. Our Apparel profit increased approximately $2.2 million, or 36.7%, from $6.0 million for the three months ended November 30, 2009 to $8.2 million for the three months ended November 30, 2010. Our Apparel profit increased approximately $16.8 million, or 107.7%, from $15.6 million for the nine months ended November 30, 2009 to $32.4 million for the nine months ended November 30, 2010. As a percent of sales, our Apparel profits were 12.6% and 15.3% for the three and nine months ended November 30, 2010, compared to 10.5% and 8.7% for the comparable periods last year. Our Apparel profit increased primarily as a result of increased sales and improved margins realized during the period due to the factors previously discussed.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
Liquidity and Capital Resources

	November 30,	February 28,
(Dollars in thousands)	2010	2010	Change
Working Capital	$129,192	$116,638	10.8%
Cash	$18,308	$21,063	-13.1%
     Working Capital. Our working capital increased by approximately $12.6 million, or 10.8% from $116.6 million at February 28, 2010 to $129.2 million at November 30, 2010. Our current ratio, calculated by dividing our current assets by our current liabilities, improved from 3.3 to 1.0 at February 28, 2010 to 3.5 to 1.0 at November 30, 2010.

	Nine months ended November 30,
(Dollars in thousands)	2010	2009	Change
Net Cash provided by operating activities	$30,642	$71,469	-57.1%
Net Cash used in investing activities	$(31,147)	$(11,731)	165.5%
Net Cash used in financing activities	$(2,018)	$(46,575)	-95.7%
     Cash flows from operating activities. Cash provided by operating activities decreased by $40.8 million from $71.5 million for the nine months ended November 30, 2009 to $30.6 million for the nine months ended November 30, 2010. We generated $9.4 million more in cash through our improved earnings, but used cash during the period to increase primarily our Apparel inventory level by $22.6 million to coincide with their increased sales and to build inventory in anticipation of our transition to our new manufacturing facility in Agua Prieta, Mexico. Last year we generated $26.1 million in cash through reducing our Apparel inventory levels.
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures and the purchase of Atlas Tag and Label for $2.2 million, increased by $19.4 million, from $11.7 million for the nine months ended November 30, 2009 to $31.1 million for the nine months ended November 30, 2010. The increase in our capital expenditures relates primarily to our new Apparel manufacturing facility located in Agua Prieta, Mexico.
     Cash flows from financing activities. We used $44.6 million less in cash associated with our financing activities this period when compared to the same period last year. We repaid debt of approximately $34.2 million and repurchased $0.4 million of our common stock during the nine months ended November 30, 2009. We did not repay any debt during the nine months ended November 30, 2010 and borrowed $10.0 million against our revolving credit line during the recent quarter relating to our inventory build of finished goods at our Apparel Segment.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.51% at November 30, 2010 and 2.49% at November 30, 2009), depending on our total funded debt to EBITDA ratio, as defined. As of November 30, 2010, we had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of November 30, 2010. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During the nine months ended November 30, 2010, we borrowed $10.0 million and we did not pay any additional amounts on the revolver. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
     We use derivative financial instruments to manage our exposure to interest rate fluctuations on our floating rate $150.0 million revolving credit maturing August 18, 2012. We account for our derivatives as cash flow hedges and

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at November 30, 2010 was $(0.9) million, $(0.6) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in long-term debt with a related deferred charge recorded as a component of other comprehensive income.
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). We anticipate that we will contribute between $2.0 million and $3.0 million during our current fiscal year. We made contributions of $3.0 million to our pension plan during fiscal year 2010.
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
     Capital Expenditures — We expect our capital requirements for 2011, exclusive of capital required for possible acquisitions and the construction of our new manufacturing facility in Agua Prieta, Mexico will be in line with our historical levels of between $4.0 million and $8.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for our foreseeable future.
     As previously announced, we are in process of completing the construction of our new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. We estimate that the total capital expenditures associated with this project will be in the range of $50.0 million to $54.0 million ($26.0 million for the building and $24.0 million — $28.0 million for machinery and equipment). To date we have spent approximately $45.3 million. We continue to expect that the remaining funding for this project will be provided by internal cash flow and, as required, by our existing credit facilities. The facility is expected to commence operations over the next couple of quarters.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2010 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash
     We have significant amounts of cash at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Interest Rates
     We are exposed to market risk from changes in interest rates on debt. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. Our variable rate financial instruments, including the

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
outstanding credit facility, totaled $50.0 million at November 30, 2010. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2010 would be approximately $0.1 million.
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2010 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the stock repurchase plan which was approved by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of December 22, 2010, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 91 shares of the common stock during the nine months ended November 30, 2010.
Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2010
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
FOR THE PERIOD ENDED NOVEMBER 30, 2010
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: December 22, 2010	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: December 22, 2010	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective May 14, 2008 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 23, 2008.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith