Form 10-K
period 2011-02-28
ENNIS, INC.
filed 2011-05-10
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2010 was approximately $388.0 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2011 was 26,044,350.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE PERIOD ENDED FEBRUARY 28, 2011

PART I
ITEM 1. BUSINESS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. Distribution of business products and forms throughout the United States is primarily through independent dealers. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece, shorts and yoga pants, and two headwear brands.
Business Segment Overview
     We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments — Print and Apparel. For additional financial information concerning segment reporting, please see Note 14 of the Notes to the Consolidated Financial Statements beginning on page F-25 included elsewhere herein, which information is incorporated herein by reference.
Print Segment
     The Print Segment, which represented 50%, 55%, and 56% of our consolidated net sales for the fiscal years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D LithoSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & LabelSM (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).
     The Print Segment sells predominantly through private printers and independent distributors. Northstar and General Financial Supply also sell to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.
     The printing industry generally sells its products in two ways. One market direction is to sell predominantly to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelly), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.
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
Apparel Segment
     The Apparel Segment represented 50%, 45%, and 44% of our consolidated net sales for the fiscal years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 91% domestic sales. Alstyle’s branded product lines are sold mainly under the AAA and Murina® brands.
     The Apparel Segment operates two manufacturing facilities, one in California (leased), and one in Mexico (owned) and six cut/sew facilities in Mexico (1 in Agua Prieta, 3 in Ensenada, and 2 in Hermosillo). Alstyle’s manufacturing facility located in Anaheim, California, knits domestic cotton yarn and some polyester fibers into tubular material. The material is then dyed and then shipped to one of the cut/sew plants located in Mexico, where it is cut and sewn into finished goods. As part of our transition plan, the Anaheim, CA manufacturing operations will be moving to the new manufacturing facility located in Agua Prieta, Mexico, as construction is completed during fiscal year 2012. Alstyle also ships their dyed fabric to outsourced manufacturers in El Salvador for sewing. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.
     Alstyle utilizes a customer-focused internal sales team comprised of 18 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately 60% of their time in the field.
     Alstyle employs a staff of customer service representatives that handle call-in orders from smaller customers. Sales personnel sell directly to Alstyle’s customer base, which consists primarily of screen printers, embellishers, retailers, and mass marketers.
     A majority of Alstyle’s sales are branded products, with the remainder customer private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impact inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.
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

     The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts and outsources such products as fleece, hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes, and Russell. While it is not possible to calculate precisely, based on public information available, management believes that Alstyle is one of the top three providers of blank t-shirts in North America.
     Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 75% of our cotton and yarn from one supplier.
Patents, Licenses, Franchises and Concessions
     We do not have any significant patents, licenses, franchises, or concessions.
Intellectual Property
     We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, A Alstyle Apparel, AA Alstyle Apparel & Activewear, AAA Alstyle Apparel & Activewear®, American Diamond, Block Graphics®, Classic by Alstyle Apparel, Diamond Star®, Enfusion®, Executive by Alstyle, Gaziani®, Gaziani Fashions, Murina®, Tennessee River®, 360º Custom LabelsSM, Admore®, CashManagementSupply.com, Securestar, Northstar®, MICRLink®, MICR Connection, Ennisstores.com, General Financial Supply®, Calibrated Forms®, Trade Envelopes®, Witt PrintingSM, GenForms®, Royal Business Forms®, Crabar/GBF, Adams McClure®, Advertising Concepts, ColorWorx®, Uncompromised Check Solutions®, Star Award Ribbon, CanuSM, Platinum CanoeSM, and Printersmall.comSM, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.
Customers
     No single customer accounts for as much as five percent of our consolidated net sales.
Backlog
     At February 28, 2011, our backlog of orders was approximately $33.8 million as compared to approximately $22.1 million at February 28, 2010.
Research and Development
     While we continuously look for new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2011.
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

Employees
     At February 28, 2011, we had approximately 5,812 employees. Approximately 3,260 of the employees are in Mexico, and approximately 23 employees are in Canada. Of the USA employees, approximately 375 are represented by three unions, under eight separate contracts expiring at various times. Of the employees in Mexico, four unions represent substantially all employees with contracts expiring at various times.
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
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 28, 2011, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. An impairment test was completed for our fiscal year February 28, 2011, and we concluded that no impairment charge was necessary. At February 28, 2011, our goodwill and other intangible assets were approximately $117.3 million and $76.3 million, respectively.
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
     As of February 28, 2011, approximately 15% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Four unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 35% of the manufactured product cost. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 75% of Alstyle’s yarn requirements during the year and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.
     Both cotton and paper are commodities that are subject to periodic increases or decreases in price, sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. During the previous fiscal year, spot cotton prices increased significantly , however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices have remained at these levels for a sustained period of time, most of these favorable forward contracts have expired and higher cotton costs are starting to impact all manufacturer’s inventory costs. When cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability of either, could have a material adverse effect on our results of operations.
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
Our apparel foreign operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers, political and economic instability, and social unrest in the countries where it operates, which could negatively impact our operating results.
     Alstyle operates manufacturing facilities in Mexico and sources certain product manufacturing and purchases from El Salvador, Thailand, India, Pakistan and China. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers, political and economic instability and social unrest in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
     In addition, after the transition of its manufacturing operations in Anaheim, CA to Agua Prieta, MX, all Alstyle’s knit and dye operations will be located in one facility. Any disruptions in operations through any of the above factors, as well as others, could have a material adverse effect on the Company’s operational results.
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
     The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico, and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle performs substantially all of its cutting and sewing in six plants located in Mexico in order to take advantage of the NAFTA benefits. It will be manufacturing all its products in Mexico, once the transition from its manufacturing plant in Anaheim, CA to Agua Prieta, Mexico is completed this fiscal year. Subsequent repeal or alteration of NAFTA could adversely affect our business.
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 16% of its sewing to contract manufacturers in El Salvador during the year, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
     Our new apparel manufacturing facility in Mexico is subject to certain risks regarding sales growth and cost savings, as well as transition risks associated with moving the current production.
     Our new manufacturing facility is being built to capture anticipated future growth and savings in production costs over our current cost structure in Anaheim, CA. In conjunction with the completion of this new facility in Agua Prieta, Mexico, we will be transitioning our current knit and dye manufacturing capacity from Anaheim, CA to Agua Prieta, Mexico. Should such growth or production savings not materialize, or should the timeline for our transition from Anaheim, CA to Agua Prieta, Mexico be delayed, such events may impact our ability to achieve our expected return and/or could negatively impact our operational results and financial condition.
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
     Our apparel manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profit margins. We are focusing on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy. Significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers, given the competitive environment in which our Apparel segment operates.

We rely on independent contract production for a portion of our apparel production.
     We have historically relied on third party suppliers to provide a portion of our cut and sew apparel production. During the current year, approximately 16% of our production was provided by the third party suppliers. While we feel this risk has been and will continue to be mitigated over time as our new manufacturing facility in Agua Prieta, Mexico comes on line, any shortage of supply, production disruptions, shipping delays, regulatory changes, significant price increases from our suppliers, in the short-term, could adversely affect our apparel operating results.
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
Increases in the cost of employee benefits could impact the Company’s financial results and cash flow.
     The Company’s expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact the Company’s financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. The Company is not able at this time to determine the impact that healthcare reform could have on the Company-sponsored medical plans.
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
     Our plants are being operated at production levels required to meet forecasted customer demands. Production levels fluctuate with market demands and depends upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given time, these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.
     All of the foregoing facilities are considered to be in good condition. We do not anticipate that substantial expansion, refurbishing, or re-equipping will be required in the near future.
     All of the rented property is held under leases with original terms of one or more years, expiring at various times through December 2015. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Manufacturing	48,057	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	139,330
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Three Manufacturing Facilities (1)	—	63,750
Bellville, Texas	Leasing	70,196	—
Denver, Colorado	Four Manufacturing Facilities	60,000	101,600
Oklahoma City, Oklahoma	Sales Office	—	460
San Antonio, Texas	Manufacturing	47,426	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	42,500
Arden Hills, Minnesota	Warehouse	—	31,684
Nevada, Iowa	Manufacturing	232,000	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing	201,000	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Two Manufacturing Facilities	—	74,340
Arlington, Texas	Manufacturing	69,935
Mechanicsburg, Pennsylvania	Warehouse	—	7,500
Rancho Cordova, California	Administrative Offices	—	108
Tullahoma, Tennessee	Manufacturing	24,950
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse		59,000
Neenah, Wisconsin	Manufacturing		57,786
West Chester, Pennsylvania	Sales Office		1,150

		2,148,034	606,208

Apparel Segment
Anaheim, California	Office and Distribution Center	—	200,000
Anaheim, California	Manufacturing (1)	—	304,536
Chicago, Illinois	Distribution Center	—	120,000
Atlanta, Georgia	Distribution Center	—	31,958
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Agua Prieta, Mexico	Manufacturing	700,000	—
Ensenada, Mexico	Two Manufacturing Facilities	112,622	53,820
Ensenada, Mexico	Car Parking	—	22,000
Ensenada, Mexico	Warehouse	—	2,583

		Approximate Square Footage
Location	General Use	Owned	Leased
Hermosillo, Mexico	Three Manufacturing Facilities	—	126,263
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		812,622	1,063,483

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,997,956	1,669,691

(1)	Lease expires June 2011 and the Print manufacturing facilities will be moving to the Anaheim distribution center.
ITEM 3. LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. [REMOVED AND RESERVED]
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2011
First Quarter	$19.35	$15.52	3,134	$0.155
Second Quarter	18.12	14.33	4,779	$0.155
Third Quarter	19.61	15.60	3,208	$0.155
Fourth Quarter	19.10	15.46	3,001	$0.155

Fiscal Year Ended February 28, 2010
First Quarter	$11.17	$6.91	3,844	$0.155
Second Quarter	15.25	10.35	3,966	$0.155
Third Quarter	17.34	13.33	2,766	$0.155
Fourth Quarter	17.39	13.75	2,147	$0.155
     The last reported sale price of our common stock on NYSE on April 29, 2011 was $18.68. As of that date, there were approximately 1,027 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.
     On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased this fiscal year under the program, as of February 28, 2011, there have been 96,000 shares of the common stock that have been purchased under the repurchase program at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 91 shares of common stock during the fiscal year ended February 28, 2011.
     See Item 12 — “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” section of this Report for information relating to our equity compensation plan.
Stock Performance Graph
     The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2006 to February 28, 2011.

	2006	2007	2008	2009	2010	2011
Ennis, Inc.	100.00	134.71	90.62	46.04	90.73	99.53
S&P 500	100.00	111.97	107.94	61.18	93.98	115.20
Russell 2000	100.00	109.87	96.21	55.43	90.88	120.50
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2011 and February 28, 2010, and for the three years in the period ended February 28, 2011, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$549,999	$517,738	$584,029	$610,610	$584,713
Gross profit margin	154,498	135,319	143,476	163,874	156,322
SG&A expenses	83,678	76,738	86,217	88,851	83,121
Impairment of goodwill and trademarks	—	—	67,851	—	—
Net earnings (loss)	44,631	35,206	(32,768)	44,590	41,601

Earnings (loss) and dividends per share:
Basic	$1.73	$1.37	$(1.27)	$1.74	$1.63
Diluted	1.72	1.36	(1.27)	1.72	1.62
Dividends	0.62	0.62	0.62	0.62	0.62

Weighted average shares outstanding:
Basic	25,855	25,769	25,724	25,697	25,571
Diluted	25,888	25,797	25,790	25,860	25,759

Financial Position:
Working capital	$135,300	$116,638	$138,374	$133,993	$102,269
Current assets	182,398	166,439	182,254	185,819	151,516
Total assets	473,728	432,699	436,380	513,131	478,228
Current liabilities	47,098	49,801	43,880	51,826	49,247
Long-term debt	50,000	41,817	76,185	90,710	88,971
Total liabilities	126,045	119,439	144,374	164,652	161,825
Equity	347,683	313,260	292,006	348,479	316,403
Current ratio	3.87 to 1.0	3.34 to 1.0	4.15 to 1.0	3.59 to 1.0	3.08 to 1.0
Long-term debt to equity	.14 to 1.0	.13 to 1.0	.26 to 1.0	.26 to 1.0	.28 to 1.0

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
This Management’s Discussion and Analysis includes the following sections:
•	Overview — An overall discussion on our Company, the business challenges and opportunities we believe are key to our success, and our plans for facing these challenges.

•	Critical Accounting Policies and Estimates — A discussion of the accounting policies that require our most critical judgments and estimates. This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates. This section also provides a summary of recently adopted and recently issued accounting pronouncements that have or may materially affect our business.

•	Results of Operations — An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements. This analysis discusses material trends within our business and provides important information necessary for an understanding of our operating results.

•	Liquidity and Capital Resources — An analysis of our cash flows and a discussion of our financial condition and contractual obligations. This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.
References to 2011, 2010 and 2009 refer to the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.
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
Excess production capacity and price competition within our industry — Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, during fiscal year 2011, with the improving economy, paper mills, as expected, returned to their past practices of increasing paper prices.
Despite a continued competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual relationships with some of our customers. We expect this trend to continue; however, any downturn in the economy may limit our ability to recover all these costs. As such, we will continue to focus our efforts on effectively managing and controlling our product costs to minimize the effects of the foregoing on our operational results, primarily through the use of forecasting models, and production and costing models. However, an inherent risk in this process is that our assumptions are inaccurate, which could have a negative impact on our reported profit margins.
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during those fiscal years as well during most of fiscal year 2011. Although we have seen slight improvements in some economic indicators within our markets, a continued weak job market will continue to present a challenging environment for revenue growth. As we cannot predict the pace of the economic recovery or its continuance, we will continue to be focused on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have proven a history of managing our costs and wouldn’t expect this to change in the future.
Our Apparel Business Challenges — In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. Cotton, which represents 35% of our costs, is a commodity product and subject to volatile fluctuations in price, due to general market conditions, domestic and international demand, perceived availability, international actions, etc. As such, our operational costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2012:
•	Cotton prices
•	Start-up of and transition to our new manufacturing facility
•	Economic uncertainties
Cotton prices — Due to shortage of supply and other international factors, domestic cotton prices are at high levels not seen in years. While there has been some abatement in prices of late, spot and future prices are still at levels significantly higher than historical averages. Whether or not prices will stay at current levels for a sustained period of time, or continue to recede is unknown. Due to current cotton pricing, we believe most large manufacturers are relatively short with respect to their cotton purchases, which increases their risk to potential volatility in swings in cotton prices. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton cost perspective. While the market has over the past year absorbed a certain level of price increase due to previous increases in cotton costs, it is unknown at this time whether the market will allow the manufacturers to pass further price increases through to offset the current level of cotton pricing and whether our competitors will in fact attempt to pass through these costs.

Completion of new manufacturing facility — We are nearing the completion of Phase 1 on our new state-of-the art manufacturing facility located in Agua Prieta, Mexico (the “Project”). Upon completion, expenditures associated with this facility are still expected to be in the range of $50.0 million to $54.0 million ($26.0 million for the building and $24.0 million — $28.00 million for machinery and equipment), with approximately 93% of the money having been expended to date. At the completion of Phase 1 of the Project (expected to be by the end of May 2011), we expect this facility will be able to produce approximately 1.0 million pounds of fabric per week, with the eventual capacity to be between 2.6 million to 2.8 million pounds per week. This compares to our previous capacity of approximately 1.6 million to 1.8 million pounds per week in our Anaheim facility.
During the ramp up of this facility and the phase out of our current manufacturing facility in Anaheim, CA, there will be considerable duplicate costs, inefficiencies, moving costs, etc. that will have a negative impact on the apparel segment’s fiscal year 2012 operating results. Our plan is to try to contain the remaining portion of these costs to the first six months of fiscal year 2012, through an accelerated ramp up schedule. Our current estimate of the negative impact of the start-up and ramp up costs of this facility remains at approximately $4.0 million to $5.0 million in fiscal 2012. The negative impact associated with this facility was approximately $4.6 million for the fiscal year ended February 28, 2011. The success of this plan continues to be dependent on meeting key targets and any delay in the start-up/wind-down schedule could add significantly to these costs. Once fully operational and the transition complete, and with sell-through levels of 2.6 million pounds to 2.8 million pounds per week, we continue to anticipate significant manufacturing efficiencies will be realized. The original estimate of the annualized cost savings associated with this facility was between $10.0 million to $15.0 million per annum. However, a certain portion of the savings associated with the conversion of our dye machines have already been realized in our current manufacturing facility, hence part of the reason for the improvement in our operating margins in fiscal year 2011. Nonetheless, we continue to anticipate a substantial savings in costs associated with this facility once fully operational and the transition has been completed and the production levels have been obtained.
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in our revenue during fiscal year 2009 and 2010. Although we have seen an increase in our apparel revenues during fiscal year 2011, and would expect such to continue, continued high unemployment and housing sector weakness and international instability all could potentially undermine the fragile state of the current economic recovery which could have a negative impact on our revenues. As we cannot predict the pace of the economic recovery, or the continuance of the recent positive trends in unemployment numbers, we will be highly focused on customer retention, expanding our growth targeted markets and managing our costs (both the start-up and operational costs).
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At February 28, 2011, our goodwill and other intangible assets were approximately $117.3 million and $76.3 million, respectively. No impairment charge was required for the year ended February 28, 2011 based on the results of our annual impairment test. The carrying value of invested capital for each reporting unit as compared to their fair value at February 28, 2011 was as follows:

	Carrying Value of	Fair Value of
Reporting Unit	Invested Capital	Invested Capital

Apparel	$299.9 million	$376.0 million
Print	$124.2 million	$272.0 million
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
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $10.4 million, $12.4 million, and $18.3 million of revenue were recognized under these agreements during fiscal years ended February 28, 2011, February 28, 2010, and February 28, 2009, respectively.
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

Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The adoption of the new guidance on March 1, 2010 had no impact on the Company’s consolidated financial statements and disclosures.
Results of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for fiscal years 2011, 2010 and 2009.
•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.
Consolidated Summary

Consolidated	Fiscal Years Ended
Statements of Earnings — Data	2011		2010		2009

Net sales	$549,999	100.0%	$517,738	100.0%	$584,029	100.0%
Cost of goods sold	395,501	71.9	382,419	73.9	440,553	75.4

Gross profit margin	154,498	28.1	135,319	26.1	143,476	24.6
Selling, general and administrative	83,678	15.2	76,738	14.8	86,217	14.8
Impairment of goodwill and trademarks	—	—	—	0.0	67,851	11.6
Gain from disposal of assets	(1)	—	(1)	0.0	(514)	(0.1)

Income (loss) from operations	70,821	12.9	58,582	11.3	(10,078)	(1.7)
Other expense, net	(1,404)	(0.3)	(2,913)	(0.5)	(2,981)	(0.5)

Earnings (loss) before income taxes	69,417	12.6	55,669	10.8	(13,059)	(2.2)
Provision for income taxes	24,786	4.5	20,463	4.0	19,709	3.4

Net earnings (loss)	$44,631	8.1%	$35,206	6.8%	$(32,768)	-5.6%

     Net Sales. Net sales began to rebound in fiscal year 2011 after being impacted by the significant economic downturn which began during the later part of our third quarter of fiscal year 2009. The volatile economic conditions of 2009 and 2010 and the resulting lower demand led an already competitive market environment to a weaker selling price environment, as manufacturers tried to maintain their production levels/market share. We saw this trend reverse somewhat during the latest fiscal year as the economy started to strengthen, which allowed manufacturers, for the most part, to pass along raw material costs increases and to realize some unit volume sales gains. Net sales for fiscal year 2011 were $550.0 million, compared to $517.7 million for fiscal year 2010, an increase of $32.3 million, or 6.2%. Net sales declined by $66.3 million, or 11.4% during fiscal year 2010 as compared to fiscal year 2009.
     Cost of Goods Sold. Our manufacturing costs increased by $13.1 million from $382.4 million for fiscal year 2010 to $395.5 million for fiscal year 2011, or 3.4% while our sales increased 6.2% over that same period. As a result our gross profit margin (net sales less cost of goods sold) improved 200 basis points over the comparable period last year from 26.1% for fiscal year 2010 to 28.1% for fiscal year 2011, through increased operational efficiencies due to increased unit sales, increased unit selling price, and product mix changes.
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

     Selling, general, and administrative expenses. For fiscal year 2011, our selling, general and administrative expenses increased approximately $7.0 million, or 9.1% from $76.7 million, or 14.8% of sales for fiscal year 2010 to $83.7 million, or 15.2% of sales for fiscal year 2011. The increase in our selling, general and administrative expenses was basically volume related; however, we did incur increases in our credit card fees due to increased customer usage as well as performance incentive costs during the year. In addition, we had approximately $1.2 million in one-time credits during fiscal year 2010 which did not repeat in fiscal year 2011.
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
     Gain from disposal of assets. The gain from disposal of assets of $1,000 for both fiscal years ended February 28, 2011 and 2010 resulted from sale of equipment.
     Income from operations. Our income from operations for fiscal year 2011 increased $12.2 million from operational earnings of $58.6 million, or 11.3% of sales for fiscal year 2010, to operational earnings of $70.8 million, or 12.9% of sales for fiscal year 2011. The increase in our operational earnings during fiscal year 2011, related primarily to our improved consolidated gross profit margin, offset by slightly higher selling, general and administrative costs.
     Our income from operations for fiscal year 2010 increased from an operational loss of $10.1 million, or -1.7% of sales for fiscal year 2009, to operational earnings of $58.6 million, or 11.3% of sales for fiscal year 2010. The increase in our operational earnings during fiscal year 2010, related primarily to our improved consolidated gross profit margin, reduced selling, general and administrative costs, and the lack of a comparable non-cash impairment charge in 2010 like we incurred in fiscal year 2009.
     Other income and expense. Our interest expense was $1.2 million, $2.6 million and $3.4 million for fiscal years 2011, 2010 and 2009, respectively. Our interest expense decreased in fiscal year 2011 due mainly to increased capitalized interest related to our Agua Prieta facility and in fiscal year 2010 due to less debt on average being outstanding. During fiscal year 2011, we capitalized interest expense relating to our Agua Prieta, Mexico construction project of $1.7 million compared to $0.3 million for fiscal year 2010. No interest was capitalized during fiscal year 2009.
     Provision for income taxes. Our effective tax rates for fiscal years 2011, 2010 and 2009 were 35.7%, 36.8% and -150.9%, respectively. Our rate for fiscal year 2011 reduced over our rate for fiscal year 2010 due to an increase in our Domestic Production Activities Deduction credit. Our effective tax rate for 2009 was impacted by the non-deductible goodwill impairment charge.
     Net earnings. Our net earnings increased from $35.2 million, or 6.8% of sales for fiscal year 2010 to earnings of $44.6 million, or 8.1% of sales for fiscal year 2011. Basic earnings per share increased from earnings of $1.37 per share for fiscal year 2010 to earnings of $1.73 per share for fiscal year 2011. Diluted earnings per share increased from earnings of $1.36 per share for fiscal year 2010 to earnings of $1.72 per share for fiscal year 2011. The increase in net earnings during the period related primarily to our improved operational margin.
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

Segment
OperatingResults

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2011	2010	2009
Print	$272,689	$282,308	$327,034
Apparel	277,310	235,430	256,995

Total	$549,999	$517,738	$584,029

     Print Segment. The print segment net sales represented 50.0%, 55.0%, and 56.0% of our consolidated net sales for fiscal years 2011, 2010, and 2009, respectively.
     Our print sales declined by $9.6 million, or 3.4% during the fiscal year 2011 and $44.7 million, or 13.7% during fiscal year 2010, when compared to the preceding fiscal year. The decline in our print sales particularly in 2010, was primarily due to the severe economic recession which started during the later part of our third quarter of the fiscal year 2009. In addition to the general impact of the economic recession on our sales, the adoption of digital technologies continues to erode revenues from our traditional print business. The evolution to digital technology has been transpiring for some time now, and we would expect this to continue into the future. The turbulent economy also led to weaker pricing in an already competitive industry as our customers sought cost savings to improve their own profitability in the light of declining sales.
     Apparel Segment. The Apparel Segment net sales represented 50.0% , 45.0%, and 44.0% of our consolidated net sales for fiscal years 2011, 2010 and 2009, respectively.
     Our fiscal year 2011 net sales for the Apparel Segment increased by $41.9 million, or 17.8% over fiscal year 2010, while our 2010 net sales decreased by $21.6 million, or 8.4% over fiscal 2009. Due to improving economic factors, we were able to increase our unit sales to new and existing customers by approximately 10.5% and increase our average unit selling price by approximately 7.3% during fiscal year 2011 . The decrease in our fiscal year 2010 sales, due to economic factors, was generally contained to the first three quarters where we saw our apparel sales decline by $33.3 million, or 15.6%. As the economy started to improve and retailers started to experience some comparable sales growth, we were able to partially offset this sales decline with a fourth quarter sales gain of $11.7 million, or 26.9%.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2011	2010	2009
Print	$77,236	$77,789	$85,295
Apparel	77,262	57,530	58,181

Total	$154,498	$135,319	$143,476

     Print Segment. Our print gross profit margin (“margin”), as a percent of sales, was 28.3%, 27.6% and 26.1% for fiscal years 2011, 2010 and 2009, respectively. In fiscal 2011 we saw our material prices rise; however, we have been able to offset these price increases through selling price increases and operational improvements. In fiscal 2010 we saw our material prices stabilize due to depressed economic conditions. As such, we were able to fully realize the benefits associated with our costs control initiatives started during fiscal 2009.
     Apparel Segment. Our apparel margin, as a percent of sales, was 27.9%, 24.4% and 22.6%, for fiscal years 2011, 2010 and 2009, respectively.
     We were able to increase our margin by 350 basis points during fiscal year 2011 through an increase in our unit sales price and improved operational efficiencies which have been able to offset our higher raw material costs. During the previous fiscal year, spot cotton prices increased significantly, however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices have remained at these levels for a sustained period of time, most of these favorable forward contracts have expired and higher cotton costs are starting to impact all manufacturer’s inventory costs. As such, while we have to date been able to offset the higher costs of cotton, we continue to be concerned with current cotton pricing, and the potential impact upon our operation results for fiscal year 2012. Our ability to manage this potential cost increase will be dependent upon many factors, a number of which are outside of our control, such as the continued economic recovery of the United States, outside market factors such as availability of cotton and the actions of our competitors.

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

	Fiscal Years Ended
Profit by Segment (in thousands)	2011	2010	2009
Print	$46,002	$46,047	$51,553
Apparel	42,611	24,778	(49,416)

Total	88,613	70,825	2,137
Less corporate expenses	19,196	15,156	15,196

Earnings (loss) before income taxes	$69,417	$55,669	$(13,059)

     Print Segment. As a percent of sales, our Print Segment’s profits were 16.9%, 16.3%, and 15.8% for fiscal years 2011, 2010 and 2009, respectively. Our Print Segment’s profit for fiscal year 2011 remained level at $46.0 million, the same as for fiscal year 2010.
     While our Print Segment’s profit on a percentage basis increased for fiscal year 2010 over fiscal year 2009, on a dollar basis it decreased by approximately $5.5 million, or 10.7%. The decrease in our Print profit during fiscal year 2010 related to the 13.7% decline in our sales during the period, as previously discussed.
     Apparel Segment. As a percent of sales, our Apparel Segment’s profits were 15.4%, 10.5%, and -19.2%. During the fourth quarter of fiscal year 2009 we recorded a non-cash impairment charge of $63.2 million and $4.7 million to goodwill and trademarks, respectively. The increase in our Apparel profits during both fiscal year 2011 and 2010 related primarily to our improved gross profit margins for these years due to the factors previously discussed. In addition to the significant improvement in our gross profits margins as noted earlier, during fiscal year 2010 cost cutting in selling, general, and administrative expenses were achieved following a review of our advertising and marketing activities.
Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2011	2010	Change
Working Capital	$135,300	$116,638	16.0%
Cash	$12,305	$21,063	-41.6%
     Working Capital. Our working capital increased by approximately $18.7 million, or 16.0% from $116.6 million at February 28, 2010 to $135.3 million at February 28, 2011. The increase in our working capital during the period related primarily to the increase in our inventories on hand, which increased in anticipation of our transition of our manufacturing from Anaheim, CA to Agua Prieta, Mexico. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 3.3-to-1.0 at February 28, 2010 to 3.9-to-1.0 at February 28, 2011, due to the increased inventory on hand.

	Fiscal Years Ended
(Dollars in thousands)	2011	2010	Change
Net Cash provided by operating activities	$32,766	$82,567	-60.3%
Net Cash used in investing activities	$(35,985)	$(20,244)	77.8%
Net Cash used in financing activities	$(6,005)	$(50,488)	-88.1%
     Cash flows from operating activities. Cash flows from operations during fiscal 2011 decreased by $49.8 million, or 60.3% over fiscal year 2010, which had increased by $38.4 million, or 86.7% over fiscal year 2009. The change in our cash flows from operating activities from 2010 to 2011, of approximately $49.8 million, related primarily to the change in our inventory levels. During fiscal year 2011, we used cash to build our inventories by approximately $24.0 million in anticipation of our move to Agua Prieta, whereas during fiscal year 2010 we generated approximately $27.0 million in cash through reducing our inventory levels to help fund the construction of our new manufacturing facility.

     Cash flows from investing activities. Cash used for our investing activities, which relates primarily to capital expenditures, increased by $15.7 million, or 77.8% from $20.2 million for fiscal year 2010 to $36.0 million for fiscal year 2011. The increase in our capital expenditures relates primarily to our new Apparel manufacturing facility located in Agua Prieta, Mexico. For contractual commitments remaining in connection with the construction of this facility — see “Contractual Obligations & Off-Balance Sheet Arrangements” section following in this Report.
     Cash flows from financing activities. We used $44.5 million less in cash associated with our financing activities in fiscal year 2011 when compared to the same period last year. We did not repay any debt in fiscal year ended 2011, as compared to $34.2 million during fiscal year ended 2010. We borrowed an additional $10.0 million against our revolving credit line in fiscal 2011 relating to our inventory build of finished goods at our Apparel Segment.
     Stock Repurchase — On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been purchased this fiscal year under the program, as of February 28, 2011, there have been 96,000 shares of our common stock that have been purchased under the repurchase program at an average price per share of $10.45. Unrelated to the stock repurchase program, we purchased 91 shares of common stock during the fiscal year ended February 28, 2011.
     Credit Facility — On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.51% at February 28, 2011 and 2.48% at February 28, 2010), depending on our total funded debt to EBITDA ratio, as defined. As of February 28, 2011, we had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of February 28, 2011. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     During fiscal year 2011, we borrowed $10.0 million and we did not pay any additional amounts on the revolver. It is anticipated that the available line of credit is sufficient to cover, should it be required, working capital required for the foreseeable future.
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
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(0.6) million, $(0.4) million net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income.
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). We anticipate that we will contribute from $2.0 million to $3.0 million during our next fiscal year. We made contributions of $3.0 million to our pension plan during each of our last 3 fiscal years. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At February 28, 2011, we had an unfunded pension liability recorded on our balance sheet of $2.0 million.

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
     Capital Expenditures — We expect our capital requirements for 2012, exclusive of capital required for possible acquisitions and the completion of our new manufacturing facility in Agua Prieta, Mexico, will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for our foreseeable future.
     On June 26, 2008, we announced plans to build a new manufacturing facility in the town of Agua Prieta in the state of Sonora, Mexico. At the time we estimated that the total capital expenditures associated with this facility would be between $50.0 million and $54.0 million ($26.0 million for the building and $24.0 million — $28.0 million for machinery and equipment). The construction of the new state of the art manufacturing facility is close to completion, with most of the new equipment installed. To date we have spent approximately $50.5 million. We are now in the midst of transitioning both equipment and production from our existing manufacturing facility located in Anaheim, CA to our new manufacturing facility. We expect to be completed with this process by the end of the second quarter of this fiscal year. We continue to expect that the remaining funding for this project will be provided by internal cash flow and, as required, by our existing credit facilities. We expect this facility to be producing at 1.0 million pounds per week by the end of the first fiscal quarter of 2012 and between 1.4 to 1.6 million pounds per week by the end of our second fiscal quarter with an estimated capacity of approximately 2.6 to 2.8 million pounds per week.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2011 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2011 (in thousands).

						2016 to
	Total	2012	2013	2014	2015	2021
Debt:
Revolving credit facility	$50,000	$—	$50,000	$—	$—	$—
Interest rate swap	586	586	—	—	—	—

Debt and interest total	50,586	586	50,000	—	—	—

Other contractual commitments:
Estimated pension benefit payments	33,300	2,600	2,800	3,400	4,300	20,200
Letters of credit	3,199	3,199	—	—	—	—
Operating leases	12,306	5,438	3,183	1,871	1,006	808
Construction contract — Agua Prieta	8,175	8,175	—	—	—	—

Total other contractual commitments	56,980	19,412	5,983	5,271	5,306	21,008

Total	$107,566	$19,998	$55,983	$5,271	$5,306	$21,008

     Subsequent to February 28, 2011 and through May 10, 2011, we made no additional repayments on our revolving credit facility. We expect future interest payments of $1.9 million for fiscal year 2012, and $0.6 million for fiscal year 2013 assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Cash
     We have significant amounts of cash at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Interest Rates
     We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facilities, totaled $50.0 million at February 28, 2011. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2011 would be approximately $0.1 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No matter requires disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of February 28, 2011 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
     Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 28, 2011, the Company’s internal control over financial reporting is effective.
     Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2011 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Report.
ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.
     The following table provides information about securities authorized for issuance under the Company’s equity compensation plan as of February 28, 2011.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	( c )
Equity compensation plans approved by the security holders (1)	342,723	$14.31	274,556
Equity compensation plans not approved by security holders	—	—	—

Total	342,723	$14.31	274,556

(1)	The 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated on May 14, 2008, formerly the 1998 Option and Restricted Stock Plan, amended and restated as of June 17, 2004. Includes 80,823 shares of restricted stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

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

ENNIS, INC.
Date: May 10, 2011	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 10, 2011	BY:	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President — Finance and CFO, Secretary and Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 10, 2011	BY:	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief
Executive Officer and President

Date: May 10, 2011	BY:	/s/ MICHAEL D. MAGILL
Michael D. Magill, Executive Vice President
and Director

Date: May 10, 2011	BY:	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 10, 2011	BY:	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 10, 2011	BY:	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 10, 2011	BY:	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 10, 2011	BY:	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 10, 2011	BY:	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 10, 2011	BY:	/s/ JAMES C. TAYLOR
James C. Taylor, Director

ENNIS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries as of February 28, 2011 and 2010, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 28, 2011 and 2010, and the results of their operations and its cash flows for each of the three years in the period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ennis, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 10, 2011 expressed an unqualified opinion on the effectiveness of Ennis, Inc.’s internal control over financial reporting.

/s/ Grant Thornton LLP
Dallas, Texas
May 10, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ennis, Inc.
We have audited Ennis, Inc. (a Texas corporation) and subsidiaries’ internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ennis, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Ennis, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 28, 2011 and 2010 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 28, 2011 and our report dated May 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
May 10, 2011

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Fiscal Years Ended
	2011	2010
Assets
Current assets
Cash	$12,305	$21,063
Accounts receivable, net of allowance for doubtful receivables of $4,814 at February 28, 2011 and $4,446 at February 28, 2010	58,359	57,249
Prepaid expenses	5,335	6,867
Inventories	100,363	75,137
Deferred income taxes	6,036	5,319
Assets held for sale	—	804

Total current assets	182,398	166,439

Property, plant and equipment, at cost
Plant, machinery and equipment	156,356	138,419
Land and buildings	73,482	55,430
Other	22,646	22,402

Total property, plant and equipment	252,484	216,251
Less accumulated depreciation	158,823	150,531

Net property, plant and equipment	93,661	65,720

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,765	58,897
Customer lists, net	17,547	19,753
Deferred finance charges, net	648	1,079
Other assets	3,368	3,470

Total assets	$473,728	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	Fiscal Years Ended
	2011	2010
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,868	$27,463
Accrued expenses
Employee compensation and benefits	16,503	14,374
Taxes other than income	585	1,539
Federal and state income taxes payable	2,935	705
Other	7,621	5,720
Current installments of long-term debt	586	—

Total current liabilities	47,098	49,801

Long-term debt	50,000	41,817
Liability for pension benefits	2,048	7,132
Deferred income taxes	25,379	19,821
Other liabilities	1,520	868

Total liabilities	126,045	119,439

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2011 and 2010	75,134	75,134
Additional paid in capital	121,306	121,978
Retained earnings	234,636	206,062
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	1,727	267
Unrealized losson derivative instruments, net of taxes	(372)	(1,154)
Minimum pension liability, net of taxes	(9,803)	(12,376)

Total accumulated other comprehensive income (loss)	(8,448)	(13,263)

Treasury stock
Cost of 4,197,567 shares in 2011 and 4,292,080 shares in 2010	(74,945)	(76,651)

Total shareholders’ equity	347,683	313,260

Total liabilities and shareholders’ equity	$473,728	$432,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2011	2010	2009

Net sales	$549,999	$517,738	$584,029
Cost of goods sold	395,501	382,419	440,553

Gross profit margin	154,498	135,319	143,476

Selling, general and administrative	83,678	76,738	86,217
Impairment of goodwill	—	—	63,151
Impairment of trademarks	—	—	4,700
Gain from disposal of assets	(1)	(1)	(514)

Income (loss) from operations	70,821	58,582	(10,078)

Other income (expense)
Interest expense	(1,234)	(2,627)	(3,363)
Other, net	(170)	(286)	382

	(1,404)	(2,913)	(2,981)

Earnings (loss) before income taxes	69,417	55,669	(13,059)

Provision for income taxes	24,786	20,463	19,709

Net earnings (loss)	$44,631	$35,206	$(32,768)

Weighted average common shares outstanding
Basic	25,855,129	25,768,632	25,724,150

Diluted	25,887,995	25,796,553	25,790,166

Per share amounts
Net earnings (loss) — basic	$1.73	$1.37	$(1.27)

Net earnings (loss) — diluted	$1.72	$1.36	$(1.27)

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED 2009, 2010, AND 2011
(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2008	30,053,443	$75,134	$122,566	$235,624	$(5,521)	(4,391,193)	$(79,324)	$348,479
Net loss	—	—	—	(32,768)	—	—	—	(32,768)
Foreign currency translation, net of deferred tax of $1,142	—	—	—	—	(1,945)	—	—	(1,945)
Unrealized loss on derivative instruments, net of deferred tax of $797	—	—	—	—	(1,387)	—	—	(1,387)
Adjustment to pension, net of deferred tax of $3,252	—	—	—	—	(5,657)	—	—	(5,657)

Comprehensive loss								(41,757)
Dividends declared ($.62 per share)	—	—	—	(15,999)	—	—	—	(15,999)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	249	—	—	—	—	249
Stock based compensation	—	—	993	—	—	—	—	993
Exercise of stock options and restricted stock grants	—	—	(1,360)	—	—	107,336	2,000	640
Stock repurchases	—	—	—	—	—	(52,700)	(599)	(599)

Balance February 28, 2009	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006
Net earnings	—	—	—	35,206	—	—	—	35,206
Foreign currency translation, net of deferred tax of $754	—	—	—	—	1,283	—	—	1,283
Unrealized gain on derivative instruments, net of deferred tax benefit of $137	—	—	—	—	233	—	—	233
Adjustment to pension, net of deferred tax of $158	—	—	—	—	(269)	—	—	(269)

Comprehensive income								36,453
Dividends declared ($.62 per share)	—	—	—	(16,001)	—	—	—	(16,001)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	101	—	—	—	—	101
Stock based compensation	—	—	1,079	—	—	—	—	1,079
Exercise of stock options and restricted stock grants	—	—	(1,650)	—	—	93,034	1,758	108
Stock repurchases	—	—	—	—	—	(48,557)	(486)	(486)

Balance February 28, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260
Net earnings	—	—	—	44,631	—	—	—	44,631
Foreign currency translation, net of deferred tax of $811	—	—	—	—	1,460	—	—	1,460
Unrealized gain on derivative instruments, net of deferred tax benefit of $434	—	—	—	—	782	—	—	782
Adjustment to pension, net of deferred tax of $1,429	—	—	—	—	2,573	—	—	2,573

Comprehensive income								49,446
Dividends declared ($.62 per share)	—	—	—	(16,057)	—	—	—	(16,057)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(49)	—	—	—	—	(49)
Stock based compensation	—	—	982	—	—	—	—	982
Exercise of stock options and restricted stock grants	—	—	(1,605)	—	—	94,604	1,708	103
Stock repurchases	—	—	—	—	—	(91)	(2)	(2)

Balance February 28, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$44,631	$35,206	$(32,768)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,066	8,976	9,993
Amortization of deferred finance charges	432	438	448
Amortization of tradenames and customer lists	2,399	2,403	2,419
Impairment of goodwill and trademarks	—	—	67,851
Gain from disposal of assets	(1)	(1)	(514)
Bad debt expense	1,952	2,182	3,609
Stock based compensation	982	1,079	993
Excess tax benefit of stock based compensation	49	(101)	(249)
Deferred income taxes	4,365	2,705	(4,265)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,643)	(1,614)	10,580
Prepaid expenses	1,718	1,867	(5,313)
Inventories	(23,753)	27,096	(4,154)
Other current assets	(717)	409	2,058
Other assets	90	(3,927)	(4)
Accounts payable and accrued expenses	(3,945)	6,177	(7,789)
Other liabilities	652	(203)	(270)
Prepaid pension asset/liability for pension benefits	(2,511)	(125)	1,591

Net cash provided by operating activities	32,766	82,567	44,216

Cash flows from investing activities:
Capital expenditures	(33,753)	(20,280)	(6,399)
Purchase of businesses, net of cash acquired	(2,237)	—	—
Proceeds from disposal of plant and property	5	36	1,049

Net cash used in investing activities	(35,985)	(20,244)	(5,350)

Cash flows from financing activities:
Borrowings on debt	10,000	—	5,000
Repayment of debt	—	(34,210)	(21,755)
Dividends	(16,057)	(16,001)	(15,999)
Purchase of treasury stock	(2)	(486)	(599)
Proceeds from exercise of stock options	103	108	640
Excess tax benefit of stock based compensation	(49)	101	249

Net cash used in financing activities	(6,005)	(50,488)	(32,464)

Effect of exchange rate changes on cash	466	(58)	(509)

Net change in cash	(8,758)	11,777	5,893
Cash at beginning of period	21,063	9,286	3,393

Cash at end of period	$12,305	$21,063	$9,286

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
Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2011, February 28, 2010 and February 28, 2009 (fiscal years ended 2011, 2010, and 2009, respectively).
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
Inventories. With the exception of approximately one third of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2011 and 2010, approximately 4.15% and 6.15% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2011 and 2010 were $2.6 million and $2.0 million, respectively.
Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property. As of February 28, 2010, the Company had land, building and equipment of approximately $0.8 million classified as assets held for sale on the consolidated balance sheet. This balance is comprised of land and building with a net book value of $0.7 million and equipment with a net book value of $0.1 million. During fiscal year 2011, management concluded that the sale of these assets within one year was no longer probable and reclassified them out of assets held for sale and into land and building and plant, machinery and equipment.
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
Deferred Finance Charges. The Company accounts for deferred finance charges in connection with its revolving credit facility. The costs associated with the debt are amortized to interest expense over the term of the facility using the straight-line method, which approximates the effective interest method. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.
Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $10.4 million, $12.4 million and $18.3 million of revenue was recognized under these arrangements during fiscal years 2011, 2010, and 2009 respectively.
Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1.3 million, $1.6 million, and $1.7 million, during the fiscal years ended 2011, 2010 and 2009, respectively and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Included in advertising expense is amortization related to direct response advertising of approximately $453,000, $817,000, and $693,000 for the fiscal years ended 2011, 2010 and 2009, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2011, 2010 and 2009 were approximately $99,000, $104,000, and $409,000, respectively.
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
Earnings (Loss) Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal years 2011, 2010, and 2009, 93,700, 98,950, and 90,200 of options, respectively, were not included in the diluted earnings (loss) per share computation because their effect was anti-dilutive.
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
Derivative Instruments and Hedging Activities. The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating debt agreements when the Company deems it prudent to do so. The Company recognizes all derivatives as either assets or liabilities in the balance sheet, measure those instruments

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Significant Accounting Policies and General Matters-continued
at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other income (expense), net as incurred. Transaction gains and losses totaled approximately $169,000, $290,000, and ($384,000) for fiscal years ended 2011, 2010 and 2009, respectively.
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
Stock Based Compensation. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 3%) over the requisite service period of the individual grants, which generally equals the vesting period. The fair value of all share based awards is estimated on the date of grant. For a further discussion of the impact of stock based compensation on the consolidated financial statements, see Note 10, “Stock Option Plan and Stock Based Compensation.”
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
(2) Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are reduced by an estimated allowance for amounts that are uncollectible. Approximately 96% of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) Accounts Receivable and Allowance for Doubtful Receivables-continued
The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2011	2010	2009
Balance at beginning of period	$4,446	$3,561	$3,954
Bad debt expense	1,952	2,182	3,609
Recoveries	105	34	24
Accounts written off	(1,696)	(1,297)	(4,026)
Foreign currency translation	7	(34)	—

Balance at end of period	$4,814	$4,446	$3,561

(3) Inventories
The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2011	2010
Raw material	$11,237	$11,089
Work-in-process	13,453	14,280
Finished goods	75,673	49,768

	$100,363	$75,137

The excess of current costs at FIFO over LIFO stated values was approximately $5.6 million and $5.3 million at fiscal years ended 2011 and 2010, respectively. There were no significant liquidations of LIFO inventories during the fiscal years ended 2011, 2010 and 2009. Cost includes materials, labor and overhead related to the purchase and production of inventories.
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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life (between 1 and 10 years). In fiscal 2009, trademarks with indefinite lives, with a net book value of $63.2 million (fair value at time of acquisition) were evaluated for impairment and determined to have been impaired. A $4.7 million impairment charge was recorded to reduce the carrying value of the trademarks to their fair value of $58.5 million at fiscal year end 2009. No such impairment charges were necessary in fiscal 2010 or 2011.
The Company assesses the recoverability of its definite-lived intangible assts primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousand):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of February 28, 2011
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,007	$227
Customer lists	29,957	12,410	17,547
Noncompete	500	495	5

	$31,691	$13,912	$17,779

As of February 28, 2010
Amortized intangible assets (in thousands)
Tradenames	$1,234	$875	$359
Customer lists	29,908	10,155	19,753
Noncompete	500	483	17

	$31,642	$11,513	$20,129

	Fiscal years ended
	2011	2010
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for each of the fiscal years 2011, 2010 and 2009 was approximately $2.4 million.
The Company’s estimated amortization expense for the next five years is as follows:

2012	$2,396
2013	2,352
2014	2,259
2015	2,141
2016	2,083
The following table represents changes in the carrying amount of goodwill for the fiscal years ended (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2009	$42,792	$74,549	$117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of March 1, 2010	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of February 28, 2011	$42,792	$74,549	$117,341

There was no adjustment to goodwill during the fiscal years ended February 28, 2011 and February 28, 2010. In fiscal 2009, the Company recorded an impairment charge related to goodwill in the amount of $63.2 million.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Other Accrued Expenses
The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28, 2011	February 28, 2010
Accrued taxes	$229	$265
Accrued legal and professional fees	499	392
Accrued interest	158	114
Accrued utilities	1,038	1,322
Accrued repairs and maintenance	684	547
Accrued construction retainage	2,020	582
Accrued phantom stock obligation	452	422
Accrued acquisition related obligations	243	594
Other accrued expenses	2,298	1,482

	$7,621	$5,720

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
The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(0.6) million or $(0.4) million net of deferred taxes and at February 28, 2010 was $(1.8) million or $(1.2) million net of deferred taxes. The Swap has been reported on the Consolidated Balance Sheet as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During fiscal year 2011, the Company incurred an additional $1.4 million in interest expense related to the Swap.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Fair Value Financial Instruments-continued
The following table summarizes financial liabilities measured at fair value on a recurring basis as of February 28, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	February 28,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)

Derivative liability (“Swap”)	$(586)	$—	$(586)	$—

	$(586)	$—	$(586)	$—

	February 28,	Fair Value Measurements
Description	2010	(Level 1)	(Level 2)	(Level 3)

Derivative liability (“Swap”)	$(1,817)	$—	$(1,817)	$—

	$(1,817)	$—	$(1,817)	$—

(8) Long-Term Debt
Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2011	February 28, 2010
Revolving credit facility	$50,000	$40,000
Interest rate swap	586	1,817

Long-term debt	$50,586	$41,817

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.51% at February 28, 2011 and 2.48% at February 28, 2010), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of February 28, 2011, the Company had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of February 28, 2011. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
The Company capitalized $1.7 million of interest expense for fiscal year 2011 and $280,000 of interest expense for fiscal year 2010 relating to the construction of the Agua Prieta facility. There was no interest capitalized for fiscal 2009.
The Company’s long-term debt maturities for the years following February 28, 2011 are as follows (in thousands):

Debt
2012	$586
2013	50,000

$50,586

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Shareholders’ Equity
On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased this fiscal year under the program, as of February 28, 2011, there have been 96,000 shares of the common stock that have been purchased under the repurchase program at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 91 shares of common stock during the fiscal year ended February 28, 2011.
The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be made and distributions to its shareholders.
(10) Stock Option Plan and Stock Based Compensation
The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2011, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated on May 14, 2008, formerly the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 274,556 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2011, 2010 and 2009, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $982,000 ($624,000 net of tax), $1,079,000 ($680,000 net of tax) and $993,000 ($631,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plan and Stock Based Compensation-continued
Stock Options
The Company had the following stock option activity for the three years ended February 28, 2011:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2008	469,513	$10.97	2.9
Granted	—	—
Terminated	(46,450)	12.31
Exercised	(104,500)	10.34

Outstanding at February 28, 2009	318,563	$10.98	2.4
Granted	105,000	8.94
Terminated	(115,000)	8.69
Exercised	(58,363)	7.06

Outstanding at February 28, 2010	250,200	$12.09	6.0	$1,003
Granted	62,500	18.46
Terminated	(11,300)	10.18
Exercised	(39,500)	7.99

Outstanding at February 28, 2011	261,900	$14.31	6.5	$757

Exercisable at February 28, 2011	128,150	$15.27	4.3	$237

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The Company did not grant any stock options during fiscal year 2009. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal years ended 2011 and 2010:

	2011	2010
Expected volatility	34.63%	32.35%
Expected term (years)	3	4
Risk free interest rate	1.58%	2.01%
Dividend yield	4.24%	4.74%

Weighted average grant-date fair value	$3.35	$1.58
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2011	2010	2009
Total cash received	$103	$108	$640
Income tax (expense) benefit	(49)	101	249
Total grant-date fair value	38	42	134
Intrinsic value	339	408	536

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plan and Stock Based Compensation-continued
A summary of the status of the company’s unvested stock options at February 28, 2011, and changes during the fiscal year ended February 28, 2011 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2010	110,000	$1.64
New grants	62,500	3.35
Vested	(31,250)	1.79
Forfeited	(7,500)	1.58

Unvested at February 28, 2011	133,750	$2.41

As of February 28, 2011, there was $225,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.2 years. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2011 was $508,000.
The following table summarizes information about stock options outstanding at the end of fiscal year 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price

$8.9400 to $11.6700	101,750	7.6	$9.21	30,500	$9.84
13.2800 to 16.4200	66,450	3.2	15.69	66,450	15.69
18.4600 to 19.6900	93,700	7.8	18.87	31,200	19.69

	261,900	6.5	14.31	128,150	15.27

Restricted Stock
The Company had the following restricted stock grants activity for the three fiscal years ended February 28, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2008	73,916	$25.12
Granted	75,080	15.67
Terminated	(15,236)	19.89
Vested	(30,669)	24.05

Outstanding at February 28, 2009	103,091	$19.33
Granted	44,800	8.94
Terminated	—	—
Vested	(56,421)	17.48

Outstanding at February 28, 2010	91,470	$15.38
Granted	57,655	17.34
Terminated	(268)	15.49
Vested	(68,034)	16.79

Outstanding at February 28, 2011	80,823	$15.59

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Stock Option Plan and Stock Based Compensation-continued
As of February 28, 2011, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $709,000. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years. As of February 28, 2011, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $1.3 million.
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
The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2011	2010
Equity securities	52%	54%
Debt securities	41%	42%
Cash and cash equivalents	7%	4%

Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2011 is as follows:

Target Allocation
Asset Class	Percentage
Money Market	0 - 3%
Bonds	43 - 47%
Stocks	45 - 50%
The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2011 was 8.0%, the rate used in the calculation of the current year pension expense.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The following tables presents the Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2011 and 2010:

	Assets
	Measured at
	Fair Value	Fair Value Measurements
Description	at 2/28/11	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,742	$2,742	$—	$—
Government bonds	10,487	—	10,487	—
Corporate bonds	6,601	—	6,601	—
Domestic equities	18,002	18,002	—	—
Foreign equities	3,758	3,758	—	—

	$41,590	$24,502	$17,088	$—

	Assets
	Measured at
	Fair Value	Fair Value Measurements
Description	at 2/28/10	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,354	$1,354	$—	$—
Government bonds	9,750	—	9,750	—
Corporate bonds	6,750	—	6,750	—
Domestic equities	17,706	17,706	—	—
Foreign equities	3,562	3,562	—	—

	$39,122	$22,622	$16,500	$—

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
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued

	2011	2010	2009

Components of net periodic benefit cost
Service cost	$1,214	$1,138	$1,341
Interest cost	2,618	2,741	2,627
Expected return on plan assets	(3,062)	(2,423)	(3,249)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	1,344	1,698	766

Net periodic benefit cost	1,969	3,009	1,340

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	(2,854)	1,688	9,529
Amortization of net actuarial loss	(1,344)	(1,698)	(766)
Amortization of prior service credit	145	145	145

	(4,053)	135	8,908

Total recognized in net periodic pension cost and other comprehensive income	$(2,084)	$3,144	$10,248

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2011	2010	2009
Weighted average discount rate (net periodic pension cost)	6.05%	7.15%	6.40%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	5.85%	6.05%	7.15%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%
The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$46,254	$38,951
Service cost	1,214	1,138
Interest cost	2,618	2,741
Actuarial (gain)/loss	(865)	7,926
Benefits paid	(5,583)	(4,502)

Projected benefit obligation at end of year	$43,638	$46,254

Change in plan assets:
Fair value of plan assets at beginning of year	$39,122	$31,963
Company contributions	3,000	3,000
Gains on plan assets	5,051	8,661
Benefits paid	(5,583)	(4,502)

Fair value of plan assets at end of year	$41,590	$39,122

Funded status (benefit obligation less plan assets)	$(2,048)	$(7,132)

Accumulated benefit obligation at end of year	$39,785	$40,852

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Employee Benefit Plans-continued
The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2012.
Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2012	$2,600
2013	2,800
2014	3,400
2015	4,300
2016	2,900
2017 - 2021	17,300
Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the pension plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $376,000, $313,000 and $372,000 in fiscal years ended 2011, 2010 and 2009, respectively.
In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $289,000, $306,000, and $345,000, in fiscal years ended 2011, 2010 and 2009, respectively.
(12) Income Taxes
The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2011	2010	2009
Current:
Federal	$18,167	$16,357	$14,723
State and local	3,535	3,104	3,444
Foreign	866	857	573
Deferred	2,218	145	969

Total provision for income taxes	$24,786	$20,463	$19,709

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2011, was 35.7%, as compared with a 36.8% and (150.9%) in 2010 and 2009, respectively. Excluding the impairment the effective tax rate for 2009 would have been 39.4%. Provision for state income tax of (18.4)% in 2009 was due to a negative pre-tax income amount created by the impairment charge. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Income Taxes-continued

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.1	3.7	(18.4)
Impairment of goodwill	—	—	(169.3)
Domestic production activities deduction	(3.0)	(2.0)	8.6
Other	0.6	0.1	(6.8)

	35.7%	36.8%	-150.9%

Included in other assets on the balance sheet is approximately $2,700,000 of refund receivable related to amended Canadian tax returns for 2006-2008.
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

	2011	2010
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,833	$1,718
Inventories	1,910	1,916
Employee compensation and benefits	1,942	1,625
Other	351	60

	$6,036	$5,319

Noncurrent deferred tax liability (asset) related to:
Property, plant and equipment	$4,940	$3,891
Goodwill and other intangible assets	21,527	20,898
Pension and noncurrent employee compensation benefits	(1,955)	(3,816)
Net operating loss and foreign tax credits	(315)	(378)
Property tax	881	—
Interest rate swap	(225)	(702)
Currency exchange	567	232
Stock options exercised	(303)	(570)
Valuation allowance	247	247
Other	15	19

	$25,379	$19,821

The Company maintains a valuation allowance to adjust the basis of net deferred taxes in accordance with accounting standards for approximately $250,000 as of February 28, 2011 and February 28, 2010, respectively, related to foreign tax credits. Included in other non-current deferred tax liability (asset) are currency exchange, stock options exercised, and the valuation allowance. The Company has federal and state net operating loss carry forwards as a result of an acquisition in the amount of $1,477,000 expiring in fiscal years 2019 through 2025. Based on historical earnings, management believes it will be able to fully utilize the net operating loss carry forwards.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12) Income Taxes-continued
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
Unrecognized tax benefits, including accrued interest and penalties, at fiscal year end 2011 and 2010 of $163,000 and $169,000, respectively, related to uncertain tax positions are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2011, the unrecognized tax benefit includes an aggregate of $19,000 of interest expense. Approximately $54,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2011 and 2010 is as follows (in thousands):

	2011	2010
Balance at beginning of year	$147	$243
Additions (reductions) based on tax positions related to the current year	43	(15)
Reductions due to lapses of statutes of limitations	(49)	(81)

Balance at end of year	$141	$147

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. All material state and local income tax matters have been concluded for years through 2005 and foreign tax jurisdictions through 2008.
The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2011, 2010 and 2009.
(13) Earnings (loss) per Share
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

	2011	2010	2009

Basic weighted average common shares outstanding	25,855,129	25,768,632	25,724,150
Effect of dilutive options	32,866	27,921	66,016

Diluted weighted average common shares outstanding	25,887,995	25,796,553	25,790,166

Per share amounts:
Net earnings — basic	$1.73	$1.37	$(1.27)

Net earnings — diluted	$1.72	$1.36	$(1.27)

Cash dividends	$0.62	$0.62	$0.62

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities are comprised of unvested restricted stock.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 50% of the Company’s consolidated net sales for fiscal year 2011, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed FormsSM, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt PrintingSM, B&D LithoSM, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & LabelSM (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).
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
The Apparel Segment, which accounted for 50% of the Company’s fiscal year 2011 consolidated net sales, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the fiscal years ended 2011, 2010 and 2009 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2011:
Net sales	$272,689	$277,310	$—	$549,999
Depreciation	5,396	1,943	727	8,066
Amortization of identifiable intangibles	933	1,466	—	2,399
Segment earnings (loss) before income tax	46,002	42,611	(19,196)	69,417
Segment assets	136,255	321,908	15,565	473,728
Capital expenditures	2,176	31,549	28	33,753

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2010:
Net sales	$282,308	$235,430	$—	$517,738
Depreciation	5,970	2,168	838	8,976
Amortization of identifiable intangibles	937	1,466	—	2,403
Segment earnings (loss) before income tax	46,047	24,778	(15,156)	55,669
Segment assets	140,734	270,680	21,285	432,699
Capital expenditures	2,522	17,661	97	20,280

Fiscal year ended February 28, 2009:
Net sales	$327,034	$256,995	$—	$584,029
Depreciation	6,406	2,640	947	9,993
Amortization of identifiable intangibles	952	1,467	—	2,419
Impairment of goodwill and trademarks	—	67,851	—	67,851
Segment earnings (loss) before income tax	51,553	(49,416)	(15,196)	(13,059)
Segment assets	152,971	267,499	15,910	436,380
Capital expenditures	5,973	324	102	6,399
Identifiable long-lived assets by country of ownership include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousand):

	United States	Canada	Mexico	Total
2011
Net sales to unaffiliated customers
Print Segment	$272,689	$—	$—	$272,689
Apparel Segment	253,172	22,227	1,911	277,310

	$525,861	$22,227	$1,911	$549,999

Identifiable long-lived assets
Print Segment	$35,867	$—	$—	35,867
Apparel Segment	1,901	33	51,968	53,902
Corporate	3,892	—	—	3,892

	$41,660	$33	$51,968	$93,661

2010
Net sales to unaffiliated customers
Print Segment	$282,308	$—	$—	$282,308
Apparel Segment	217,442	15,183	2,805	235,430

	$499,750	$15,183	$2,805	$517,738

Identifiable long-lived assets
Print Segment	$37,984	$—	$—	37,984
Apparel Segment	9,508	33	13,602	23,143
Corporate	4,593	—	—	4,593

	$52,085	$33	$13,602	$65,720

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
2009
Net sales to unaffiliated customers
Print Segment	$327,034	$—	$—	$327,034
Apparel Segment	240,798	14,913	1,284	256,995

	$567,832	$14,913	$1,284	$584,029

Identifiable long-lived assets
Print Segment	$42,272	$—	$—	42,272
Apparel Segment	5,856	38	1,173	7,067
Corporate	5,333	—	—	5,333

	$53,461	$38	$1,173	$54,672

(15) Commitments and Contingencies
The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2016. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2012	$5,438
2013	3,183
2014	1,871
2015	1,006
2016	808

$12,306

Rent expense attributable to such leases totaled $9.0 million, $9.3 million, and $9.4 million for the fiscal years ended 2011, 2010 and 2009, respectively.
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
(16) Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2011	2010	2009
Interest paid	$2,938	$2,641	$3,838
Income taxes paid	$20,143	$15,539	$24,522

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Supplemental Cash Flow Information-continued
Supplemental disclosure of non-cash investing and financing activities (in thousand):

	2011	2010	2009
Fair value of assets acquired in acquisitions	$2,699	$—	$—
Liabilities assumed in acquisitions	$462	$—	$—
(17) Quarterly Consolidated Financial Information (Unaudited)
The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2011 and 2010 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2011:
Net sales	$140,741	$143,034	$134,817	$131,407
Gross profit margin	42,180	39,708	36,519	36,091
Net earnings	13,040	12,129	9,643	9,819
Dividends paid	4,006	4,017	4,017	4,017
Per share of common stock:
Basic net earnings	$0.51	$0.47	$0.37	$0.38
Diluted net earnings	$0.50	$0.47	$0.37	$0.38
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2010:
Net sales	$130,830	$137,767	$127,756	$121,385
Gross profit marign	30,984	35,822	34,300	34,213
Net earnings	6,635	9,546	9,191	9,834
Dividends paid	4,002	3,994	4,003	4,002
Per share of common stock:
Basic net earnings	$0.26	$0.37	$0.36	$0.38
Diluted net earnings	$0.26	$0.37	$0.36	$0.38
Dividends	$0.155	$0.155	$0.155	$0.155
Current Quarter Compared to Same Quarter Last Year
In each of the first three quarters for fiscal year ended February 28, 2011, the Company’s gross profit margin (“margin”) increased over the comparable quarters for fiscal year ended February 28, 2010. The primary reason for the increase related to the increase in its Apparel margins throughout the period. In the final quarter of fiscal year February 28, 2011, the margin, as a percentage of sales, decreased slightly over the comparable quarter last fiscal year due to higher cotton costs and the start-up of the Agua Prieta facility in its Apparel segment.
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
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of our cash balances meet these criteria. At February 28, 2011, the Company had $659,000 in Canadian and $531,000 in Mexican bank accounts.
(19) Subsequent Events
On March 31, 2011, the Company declared a quarterly cash dividend of 15 1/2 cents a share on its common stock. The dividend was paid May 2, 2011 to shareholders of record on April 11, 2011. May 2, 2011 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on June 30, 2011.

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