Form 10-Q
period 2011-05-31
ENNIS, INC.
filed 2011-06-28
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 17, 2011, there were 26,054,050 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31,	February 28,
	2011	2011
	(unaudited)
Assets
Current assets
Cash	$17,853	$12,305
Accounts receivable, net of allowance for doubtful receivables of $4,882 at May 31, 2011 and $4,814 at February 28, 2011	53,818	58,359
Prepaid expenses	5,447	5,335
Inventories	115,274	100,363
Deferred income taxes	6,036	6,036

Total current assets	198,428	182,398

Property, plant and equipment, at cost
Plant, machinery and equipment	157,869	156,356
Land and buildings	74,923	73,482
Other	22,705	22,646

Total property, plant and equipment	255,497	252,484
Less accumulated depreciation	160,827	158,823

Net property, plant and equipment	94,670	93,661

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,732	58,765
Customer lists, net	16,983	17,547
Deferred finance charges, net	540	648
Other assets	3,469	3,368

Total assets	$490,163	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	May 31,	February 28,
	2011	2011
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,970	$18,868
Accrued expenses
Employee compensation and benefits	14,628	16,503
Taxes other than income	601	585
Federal and state income taxes payable	5,806	2,935
Other	7,409	7,621
Current installments of long-term debt	240	586

Total current liabilities	53,654	47,098

Long-term debt	50,000	50,000
Liability for pension benefits	2,458	2,048
Deferred income taxes	26,196	25,379
Other liabilities	1,209	1,520

Total liabilities	133,517	126,045

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2011	75,134	75,134
Additional paid in capital	120,840	121,306
Retained earnings	242,040	234,636
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	2,685	1,727
Unrealized loss on derivative instruments, net of taxes	(154)	(372)
Minimum pension liability, net of taxes	(9,803)	(9,803)

Total accumulated other comprehensive income (loss)	(7,272)	(8,448)

Treasury stock
Cost of 4,149,968 shares at May 31, 2011 and 4,197,567 shares at February 28, 2011	(74,096)	(74,945)

Total shareholders’ equity	356,646	347,683

Total liabilities and shareholders’ equity	$490,163	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended
	May 31,
	2011	2010

Net sales	$143,258	$140,741
Cost of goods sold	103,557	98,561

Gross profit margin	39,701	42,180

Selling, general and administrative	20,857	21,247

Income from operations	18,844	20,933

Other income (expense)
Interest expense	(818)	(437)
Other, net	(176)	40

	(994)	(397)

Earnings before income taxes	17,850	20,536

Provision for income taxes	6,426	7,496

Net earnings	$11,424	$13,040

Weighted average common shares outstanding
Basic	25,894,374	25,800,647

Diluted	25,924,296	25,849,937

Per share amounts
Net earnings — basic	$0.44	$0.51

Net earnings — diluted	$0.44	$0.50

Cash dividends per share	$0.155	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	May 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$11,424	$13,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,492	2,067
Amortization of deferred finance charges	108	108
Amortization of tradenames and customer lists	599	601
Bad debt expense	521	989
Stock based compensation	232	416
Deferred income taxes	(12)	—
Changes in operating assets and liabilities
Accounts receivable	4,036	(3,651)
Prepaid expenses	29	902
Inventories	(14,868)	(2,761)
Other assets	(103)	2
Accounts payable and accrued expenses	6,714	(2,253)
Other liabilities	(311)	(301)
Prepaid pension asset/liability for pension benefits	410	492

Net cash provided by operating activities	11,271	9,651

Cash flows from investing activities:
Capital expenditures	(2,117)	(13,158)

Net cash used in investing activities	(2,117)	(13,158)

Cash flows from financing activities:
Dividends	(4,020)	(4,006)
Purchase of treasury stock	—	(2)
Proceeds from exercise of stock options	151	—

Net cash used in financing activities	(3,869)	(4,008)

Effect of exchange rate changes on cash	263	(50)

Net change in cash	5,548	(7,565)
Cash at beginning of period	12,305	21,063

Cash at end of period	$17,853	$13,498

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended May 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, from which the accompanying consolidated balance sheet at February 28, 2011 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently assessing the impact of the guidance.
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
FOR THE PERIOD ENDED MAY 31, 2011
2. Accounts Receivable and Allowance for Doubtful Receivables-continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three months ended (in thousands):

	Three months ended
	May 31,
	2011	2010
Balance at beginning of period	$4,814	$4,446
Bad debt expense	521	989
Recoveries	166	12
Accounts written off	(619)	(454)

Balance at end of period	$4,882	$4,993

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2011	2011
Raw material	$14,151	$11,237
Work-in-process	20,915	13,453
Finished goods	80,208	75,673

	$115,274	$100,363

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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at May 31, 2011 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
4. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
As of May 31, 2011
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,040	$194
Customer lists	29,957	12,974	16,983
Noncompete	500	497	3

	$31,691	$14,511	$17,180

As of February 28, 2011
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,007	$227
Customer lists	29,957	12,410	17,547
Noncompete	500	495	5

	$31,691	$13,912	$17,779

	May 31,	February 28,
	2011	2011
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the three months ended May 31, 2011 and May 31, 2010 was $0.6 million.
The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2012	$2,396
2013	2,352
2014	2,259
2015	2,141
2016	2,083
2017	2,083
Changes in the net carrying amount of goodwill are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2010	$42,792	$74,549	$117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of March 1, 2011	42,792	74,549	117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of May 31, 2011	$42,792	$74,549	$117,341

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2011	February 28, 2011
Accrued taxes	$250	$229
Accrued legal and professional fees	338	499
Accrued interest	188	158
Accrued utilities	833	1,038
Accrued repairs and maintenance	718	684
Accrued construction retainage	1,811	2,020
Accrued phantom stock obligation	512	452
Accrued acquisition related obligations	239	243
Other accrued expenses	2,520	2,298

	$7,409	$7,621

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
The Swap was designated as a cash flow hedge, and the fair value at May 31, 2011 and February 28, 2011 was $(240,000), $(154,000) net of deferred taxes, and $(586,000), $(372,000) net of deferred taxes, respectively. The Swap has been reported on the Consolidated Balance Sheet as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three months ended May 31, 2011, the Company incurred an additional $363,000 in interest expense related to the Swap.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
7. Fair Value of Financial Instruments-continued
The following table summarizes financial liabilities measured at fair value on a recurring basis as of May 31, 2011 and February 28, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	May 31,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)

Derivative liability (“Swap”)	$(240)	$—	$(240)	$—

	$(240)	$—	$(240)	$—

	February 28,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)

Derivative liability (“Swap”)	$(586)	$—	$(586)	$—

	$(586)	$—	$(586)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2011	2011
Revolving credit facility	$50,000	$50,000
Interest rate swap	240	586

Long-term debt	$50,240	$50,586

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.44% at May 31, 2011 and 2.6% at May 31, 2010), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of May 31, 2011, the Company had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of May 31, 2011. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
The Company capitalized $292,000 of interest expense for the three months ended May 31, 2010 relating to the construction of the Agua Prieta facility. There was no interest expense capitalized for the three months ended May 31, 2011 as construction was substantially completed at the beginning of the quarter.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended
	May 31,
	2011	2010
Net earnings	$11,424	$13,040
Foreign currency translation adjustment, net of deferred taxes	958	(160)
Unrealized gain on derivative instruments, net of deferred taxes	218	245

Comprehensive income	$12,600	$13,125

Changes in shareholders’ equity accounts for the three months ended May 31, 2011 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683
Net earnings	—	—	—	11,424	—	—	—	11,424
Foreign currency translation, net of deferred tax of $539	—	—	—	—	958	—	—	958
Unrealized gain on derivative instruments, net of deferred tax benefit of $123	—	—	—	—	218	—	—	218

Comprehensive income								12,600
Dividends declared ($.155 per share)	—	—	—	(4,020)	—	—	—	(4,020)
Stock based compensation	—	—	232	—	—	—	—	232
Exercise of stock options and restricted stock grants	—	—	(698)	—	—	47,599	849	151

Balance May 31, 2011	30,053,443	$75,134	$120,840	$242,040	$(7,272)	(4,149,968)	$(74,096)	$356,646

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased this fiscal year under the program, as of May 31, 2011, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program at an average price per share of $10.45.
10. Stock Option Plan and Stock Based Compensation
The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2011, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 14, 2008, formerly the 1998 Option and Restricted Stock Plan amended and restated as of June 17, 2004 (“Plan”). The Company has 97,854 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
10. Stock Option Plan and Stock Based Compensation-continued
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2011 and 2010, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $232,000 ($148,000 net of tax), and $416,000 ($264,000 net of tax), respectively.
Stock Options
The Company had the following stock option activity for the three months ended May 31, 2011:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2011	261,900	$14.31	6.5	$757
Granted	82,743	17.57
Terminated	—	—
Exercised	(16,500)	9.15

Outstanding at May 31, 2011	328,143	$15.39	7.1	$1,233

Exercisable at May 31, 2011	158,732	$15.28	5.0	$624

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2011 and 2010:

	May 31,
	2011	2010
Expected volatility	43.76%	34.63%
Expected term (years)	3	3
Risk free interest rate	1.16%	1.58%
Dividend yield	3.66%	4.24%

Weighted average grant-date fair value	$4.24	$3.35
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended
	May 31,
	2011	2010
Total cash received	$151	$—
Income tax benefits	—	—
Total grant-date fair value	26	—
Intrinsic value	134	—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
10. Stock Option Plan and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2011, and changes during the three months ended May 31, 2011 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2011	133,750	$2.41
New grants	82,743	4.24
Vested	(47,082)	2.36
Forfeited	—	—

Unvested at May 31, 2011	169,411	$3.31

As of May 31, 2011, there was $527,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.4 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2011 was $899,000.
Restricted Stock
The Company had the following restricted stock grant activity for the three months ended May 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2011	80,823	$15.59
Granted	93,959	17.57
Terminated	—	—
Vested	(31,099)	15.23

Outstanding at May 31, 2011	143,683	$16.96

As of May 31, 2011, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $2.1 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.5 years.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
11. Employee Benefit Plans-continued

	Three months ended
	May 31,
	2011	2010
Components of net periodic benefit cost
Service cost	$304	$303
Interest cost	631	654
Expected return on plan assets	(804)	(765)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	315	336

Net periodic benefit cost	$410	$492

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 28, 2012, there is not a minimum contribution requirement and no pension payments have been made so far this fiscal year; however, the Company expects to contribute between $2.0 million and $3.0 million during fiscal year 2012. The Company contributed $3.0 million to its pension plan during fiscal year 2011.
12. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
At May 31, 2011, 176,443 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. At February 28, 2011, 93,700 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2011	2010
Basic weighted average common shares outstanding	25,894,374	25,800,647
Effect of dilutive options	29,922	49,290

Diluted weighted average common shares outstanding	25,924,296	25,849,937

Per share amounts:
Net earnings — basic	$0.44	$0.51

Net earnings — diluted	$0.44	$0.50

Cash dividends	$0.155	$0.155

13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 47% of the Company’s consolidated net sales for the three months ended May 31, 2011, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
13. Segment Information and Geographic Information-continued
sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
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
The Apparel Segment, which accounted for 53% of the Company’s consolidated net sales for the three months ended May 31, 2011, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three months ended May 31, 2011 and 2010 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2011:
Net sales	$67,114	$76,144	$—	$143,258
Depreciation	1,235	1,137	120	2,492
Amortization of identifiable intangibles	232	367	—	599
Segment earnings (loss) before income tax	11,002	10,915	(4,067)	17,850
Segment assets	134,981	335,717	19,465	490,163
Capital expenditures	686	1,425	6	2,117

Three months ended May 31, 2010:
Net sales	$67,790	$72,951	$—	$140,741
Depreciation	1,376	501	190	2,067
Amortization of identifiable intangibles	234	367	—	601
Segment earnings (loss) before income tax	12,502	12,502	(4,468)	20,536
Segment assets	138,896	285,413	15,535	439,844
Capital expenditures	621	12,534	3	13,158

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
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

	United States	Canada	Mexico	Total
Three months ended May 31, 2011:
Net sales to unaffiliated customers
Print Segment	$67,114	$—	$—	$67,114
Apparel Segment	69,905	6,003	236	76,144

	$137,019	$6,003	$236	$143,258

Identifiable long-lived assets
Print Segment	$35,317	$—	$—	35,317
Apparel Segment	1,520	32	54,023	55,575
Corporate	3,778	—	—	3,778

	$40,615	$32	$54,023	$94,670

Three months ended May 31, 2010:
Net sales to unaffiliated customers
Print Segment	$67,790	$—	$—	$67,790
Apparel Segment	66,942	5,320	689	72,951

	$134,732	$5,320	$689	$140,741

Identifiable long-lived assets
Print Segment	$37,228	$—	$—	37,228
Apparel Segment	15,100	32	19,826	34,958
Corporate	4,407	—	—	4,407

	$56,735	$32	$19,826	$76,593

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended
	May 31,
	2011	2010
Interest paid	$788	$417
Income taxes paid	$3,578	$1,392
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011
15. Concentrations of Risk-continued
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of our domestic cash balances meet these criteria. At May 31, 2011, the Company had $0.7 million in Canadian and $1.6 million in Mexican bank accounts.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively known as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. Distribution of business products and forms throughout the United States is primarily through independent dealers. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece and shorts.
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
Print Segment
     The Print Segment, which represented 47% of our consolidated net sales for the three months ended May 31, 2011, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
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
Our Print Business Challenges — In our Print segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print on demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the recent downturn in the economy and credit markets which created highly competitive conditions in an already over-supplied, price-competitive industry, continue to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
Excess production capacity and price competition within our industry — Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, during fiscal 2011 with the improving economy, paper mills returned to their past practices of increasing paper prices. This trend has continued and is expected to continue throughout fiscal year 2012.
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
Economic uncertainties — As a result of the past recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during those fiscal years as well during most of fiscal year 2011. Although we have seen improvement in some economic indicators, a continued weak job market will continue to present a challenging environment for revenue growth. As we cannot predict the pace of the economic recovery or its continuance, we will continue to be focused on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have a proven history of managing our costs and wouldn’t expect this to change in the future.
Apparel Segment
     The Apparel Segment represented 53% of our consolidated net sales for the three months ended May 31, 2011, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 91% domestic sales. Alstyle’s branded product lines are sold mainly under the AAA and Murina® brands.
     The Apparel Segment operated in two manufacturing facilities, one in California (leased), and one in Mexico (owned) and five cut/sew facilities in Mexico (1 in Agua Prieta, 2 in Ensenada, and 2 in Hermosillo) during the current quarter. The transition of manufacturing from the California manufacturing plant to the new manufacturing plant in Mexico, which started during the current quarter, is expected to be completed by the end of our second fiscal quarter. In addition to its own cut and sew facilities, Alstyle also uses outsourced manufacturers located in El Salvador from time to time to supplement a portion of the cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
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
Our Apparel Business Challenges — In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment has improved some, which has led to increased demand for our product, it continues to be uncertain and volatile, which could have unanticipated adverse effects on our business during 2012 and beyond. We are seeing a sustained increase in various input costs, such as cotton and oil-related materials, etc. which will continue to present a challenging environment for the remainder of fiscal year 2012. As such, our operational costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2012:
•	Increased and volatile cotton prices

•	Start-up of and transition to our new manufacturing facility

•	Economic uncertainties
Cotton prices — Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. During calendar year 2010, cotton prices hit their highest levels in 140 years. While there has been some abatement in prices of late, spot and future prices are still at levels significantly higher than historical averages. Whether or not prices will stay at current levels for a sustained period of time, or continue to recede is unknown. For the current quarter, our effective cotton cost flowing into our operational results was 35% higher than during the comparable period last year. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Due to the high price of cotton during calendar year

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
2010, we believe most large manufacturers were relatively short with respect to their cotton purchases entering calendar year 2011, which increases the risk of potential volatility in swings in cotton prices. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton cost perspective. The costs incurred for materials, etc. are capitalized into inventory and impacts a company’s operating results as the inventory is sold. While the market has over the past year absorbed a certain level of price increase due to previous increases in cotton costs, it is unknown at this time whether the market will allow the manufacturers to pass further price increases through to offset the current level of cotton pricing residing in their inventory and whether our competitors will in fact attempt to pass through these costs. Given the systemic cost of inflation that the apparel industry has experienced, many apparel retailers and manufacturers have announced they are implementing price increases in order to maintain satisfactory margins. Whether or not, this will in fact happen or the market will accept these increases and what impact, if any, such increases will have on demand is unknown.
Completion of new manufacturing facility — We have substantially completed the construction of our new state-of-the art manufacturing facility located in Agua Prieta, Mexico. We have expended to date approximately $53.5 million for property, plant and equipment, which is within the range of our original estimate. We began producing fabric from this facility during the quarter and current production levels are approaching 1.0 million pounds per week. We are in the process of transitioning the remaining equipment and production from our Anaheim, CA facility down to this facility and expect this to be completed by the end of our second fiscal quarter.
     During the ramp up of this facility and the remaining phase of our manufacturing facility in Anaheim, CA, there have been and will be considerable duplicate costs and inefficiencies, etc. that will have a negative impact on the apparel segment’s fiscal year 2012 operating results. Our plan is to try to contain the remaining portion of these costs to the first half of fiscal year 2012, through our accelerated ramp up/transition schedule. During the quarter, we estimated we had approximately $2.2 million in duplicate costs and inefficiencies associated with running two facilities. Our current estimate of the negative impact of the start-up and phase-out costs remains at approximately $4.5 million to $5.0 million for fiscal year 2012. To date, we estimate the negative impact associated with the start-up/ramp-up of the new facility and the shut-down of the Anaheim facility to be approximately $6.8 million. The success of this plan continues to be dependent on meeting key targets and any delay in the start-up/wind-down schedule could add significantly to these costs. Once fully operational and the transition complete, and with sell-through levels of 2.6 million pounds to 2.8 million pounds per week, we continue to anticipate significant manufacturing efficiencies will be realized. The original estimate of the annualized cost savings associated with this facility was between $10.0 million to $15.0 million per annum. However, a certain portion of the savings associated with the conversion of our dye machines have already been realized in our current manufacturing facility. Nonetheless, we continue to anticipate a substantial savings in costs associated with this facility once fully operational and the transition has been completed and the production levels have been obtained.
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in significant declines in revenues during fiscal year 2009 and 2010. Although we saw an increase in our apparel revenues during fiscal year 2011, and would expect such to continue into fiscal 2012, continued high unemployment, housing sector weakness and international instability all could potentially undermine the fragile state of the current economic recovery which could have a negative impact on our revenues. As we cannot predict the pace of the economic recovery, or the continuance of the recent positive trends in unemployment numbers, we will be highly focused on customer retention, expanding our growth targeted markets and managing our costs (both the start-up and operational costs).
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
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
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
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of May 31, 2011, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2011, and we concluded that no impairment charge was necessary. At May 31, 2011, our goodwill and other intangible assets were approximately $117.3 million and $75.7 million, respectively.
Digital technologies will continue to erode the demand for our printed business documents.
     The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference, as well as governmental influences, for paperless business environments will continue to reduce the number of traditional printed documents sold. Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.
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
     Low price, high value office supply chain stores offer standardized business forms, checks and related products. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of “one-stop” shopping for a broad array of office supplies that our distributors do not offer. In addition, superstores have the financial strength to reduce prices or increase promotional discounts to expand market share. This could result in us reducing our prices or offering incentives in order to enable our distributors to attract new customers and retain existing customers, which could reduce our profits.
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
     As of May 31, 2011, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Four unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 35% of the manufactured product cost at current pricing levels. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 80% of Alstyle’s yarn requirements during the quarter and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.
     We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.
     Both cotton and paper are commodities that are subject to periodic increases or decreases in price, sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. During fiscal year 2010, spot cotton prices increased significantly, however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices have remained at these levels for a sustained period of time, most of these favorable forward contracts have expired and higher cotton costs are starting to impact all manufacturers’ inventory costs. When cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability, could have a material adverse effect on our results of operations.
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
FOR THE PERIOD ENDED MAY 31, 2011
Our apparel foreign operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers, political and economic instability, and social unrest in the countries where it operates, which could negatively impact our operating results.
     Alstyle operates manufacturing facilities in Mexico and sources certain product manufacturing and purchases from El Salvador, Thailand, India, Pakistan and China. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers, political and economic instability, and social unrest in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
     In addition, after the transition of its manufacturing operations in Anaheim CA to Agua Prieta, MX, all Alstyle’s knit and dye operations will be located in one facility. Any disruptions in operations through any of the above factors, as well as others, could have a material adverse effect on the Company’s operational results.
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 16% of its sewing to contract manufacturers in El Salvador during the quarter, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
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
FOR THE PERIOD ENDED MAY 31, 2011
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
Our new manufacturing facility in Mexico is subject to certain risks regarding sales growth and cost savings, as well as transition risks associated with moving the current production.
     Our new manufacturing facility was built to capture anticipated future growth and savings in production costs over our current cost structure in Anaheim, CA. In conjunction with the completion of this new facility in Agua Prieta, Mexico, we are transitioning our current knit and dye manufacturing capacity from Anaheim, CA to Agua Prieta, Mexico. Should such growth or production savings not materialize, or should the timeline for our transition from Anaheim, CA to Agua Prieta, Mexico be delayed, such events may impact our ability to achieve our expected return and/or could negatively impact our operational results and financial condition.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
We rely on independent contract production for a portion of our apparel production.
     We have historically relied on third party suppliers to provide a portion of our cut and sew apparel production. During the current quarter, approximately 6.5% of our production was provided by the third party suppliers. While we feel this risk has been and will continue to be mitigated over time as our new manufacturing facility in Agua Prieta, Mexico comes on line, any shortage of supply, production disruptions, shipping delays, regulatory changes, significant price increases from our suppliers, in the short-term, could adversely affect our apparel operating results.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At May 31, 2011, our goodwill and other intangible assets were approximately $117.3 million and $75.7 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $1.6 million of revenue were recognized under these agreements during the three months ended May 31, 2011 as compared to $3.5 million during the three months ended May 31, 2010.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
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
Results of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for the three months ended May 31, 2011 and 2010.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.
Consolidated Summary

	Three Months Ended May 31,
Consolidated Statements of Earnings — Data	2011		2010

Net sales	$143,258	100.0%	$140,741	100.0%
Cost of goods sold	103,557	72.3	98,561	70.0

Gross profit margin	39,701	27.7	42,180	30.0
Selling, general and administrative	20,857	14.5	21,247	15.1

Income from operations	18,844	13.2	20,933	14.9
Other expense, net	(994)	(0.7)	(397)	(0.3)

Earnings before income taxes	17,850	12.5	20,536	14.6
Provision for income taxes	6,426	4.5	7,496	5.3

Net earnings	$11,424	8.0%	$13,040	9.3%

     Net Sales. On a comparable basis, our sales increased $2.6 million from $140.7 million for the three months ended May 31, 2010 to $143.3 million for the current quarter, or 1.8%. Print sales for the quarter decreased $0.7 million, or 1.0%, while our apparel sales increased $3.1 million, or 4.2%.
     Cost of Goods Sold. Our manufacturing costs increased by $5.0 million from $98.6 million for the three months ended May 31, 2010 to $103.6 million for the current quarter, or 5.1%. Our gross profit margin decreased from 30.0% for the three months ended May 31, 2010 to 27.7% for the three months ended May 31, 2011. Our margin during the quarter was impacted by higher raw material prices, product mix changes and costs (manufacturing inefficiencies and duplicate costs) associated with the start-up of our new manufacturing facility in Agua Prieta, Mexico. While our margins on a comparable quarter basis were down, they were in line with our margins over the last 3 sequential quarters.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
     Selling, general and administrative expense. For the three months ended May 31, 2011, our selling, general and administrative expenses were $20.9 million, or 14.5% of sales, compared to $21.2 million, or 15.1% of sales for the three months ended May 31, 2010, or a decrease of approximately $0.3 million, or 1.4%. We were able to reduce our selling, general and administrative expenses on both a dollar and percent of sales basis during the current quarter through the leveraging of our fixed costs on higher revenues and cost reduction initiatives.
     Income from operations. Our income from operations for the three months ended May 31, 2011 was $18.8 million or 13.2% of sales, compared to $20.9 million, or 14.9% of sales for the three months ended May 31, 2010, a decrease of $2.1 million, or 10.0%. The decrease in our operational earnings during the current period was primarily related to our decreased gross profit margin.
     Other income and expense. Interest expense increased from $0.4 million for the three months ended May 31, 2010 to $0.8 million for the three months ended May 31, 2011. The increase in our interest expense on a comparable basis related to the portion of our interest capitalized in connection with the construction of our manufacturing facility. For the quarter ended May 31, 2010, we capitalized $0.3 million in interest, whereas during the current quarter, as construction was complete, we did not capitalize any of our interest.
     Provision for income taxes. Our effective tax rate was 36.0% for the three months ended May 31, 2011 compared to 36.5% for the three months ended May 31, 2010. The decrease in our effective tax rate from the prior year primarily is a result of increased benefits associated with our expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the three months ended May 31, 2011 was $11.4 million, or 8.0% of sales, compared to $13.0 million, or 9.3% of sales for the three months ended May 31, 2010. Our basic earnings per share were $0.44 per share for the three months ended May 31, 2011 compared to $0.51 per share for the three months ended May 31, 2010. Our diluted earnings per share were $0.44 per share for the three months ended May 31, 2011 compared to $0.50 per share for the three months ended May 31, 2010.
Segment Operating Results

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2011	2010
Print	$67,114	$67,790
Apparel	76,144	72,951

Total	$143,258	$140,741

     Print Segment. Our net sales for our Print Segment, which represented 47% of our consolidated sales during the three months ended May 31, 2011, were approximately $67.1 million compared to $67.8 million for the three months ended May 31, 2010, a decrease of $0.7 million, or 1.0%. While our print sales continue to be challenged by technological and economic factors, we did see revenue growth in this segment on a sequential basis as the sales for this segment were $66.2 million for the quarter ended February 28, 2011.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 53% of our consolidated sales for the three months ended May 31, 2011, were approximately $76.1 million compared to approximately $73.0 million for the three months ended May 31, 2010, or an increase of $3.1 million, or 4.2%. Our Apparel Sales increased during the current quarter due to an increase in our unit selling price, which was necessary to offset higher cotton costs being incurred. While we did continue to see revenue growth this quarter, strategically, we didn’t as aggressively pursue sales, given the transition to our new manufacturing facility and with the knowledge that this inventory would need to be replaced at a much higher cost due to the new plant manufacturing inefficiencies and higher priced cotton.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011

	Three months ended
	May 31,
Gross Profit by Segment (in thousands)	2011	2010
Print	$19,330	$20,536
Apparel	20,371	21,644

Total	$39,701	$42,180

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales declined from 30.3% for the three months ended May 31, 2010 to 28.8% for the three months ended May 31, 2011 due to product mix changes and higher raw material prices, which we were not able to fully pass along to our customers due to timing and market conditions, nor fully offset through continued operational improvements.
     Apparel Segment. Our Apparel gross profit margin (“margin”), as a percentage of sales, was 26.8% for the three months ended May 31, 2011, as compared to 29.7% for the three months ended May 31, 2010. Our Apparel Segment margins decreased over the corresponding comparable quarter due to raw material cost increases of approximately 35% and manufacturing inefficiencies associated with the start-up of our new manufacturing facility in Agua Prieta, Mexico. While we were able to increase our selling prices to offset, for the most part, the impact of raw material costs increases, we incurred approximately $2.2 million of costs during the period relating to the start-up of this new facility which were not incurred during the same quarter last year. This impacted our reported margin for the period by 289 basis points. In addition, while our apparel margins this quarter were down on a comparable basis, they were in line with our reported margins for the previous three sequential quarters.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2011	2010
Print	$11,002	$12,502
Apparel	10,915	12,502

Total	21,917	25,004
Less corporate expenses	4,067	4,468

Earnings before income taxes	$17,850	$20,536

     Print Segment. As a result of the decrease in our Print margin, our Print profit decreased approximately $1.5 million, from $12.5 million for the three months ended May 31, 2010 to $11.0 million for the three months ended May 31, 2011. As a percent of sales, our Print profits decreased from 18.4% to 16.4% for the three months ended May 31, 2010 and 2011, respectively.
     Apparel Segment. As a result of the decrease in our Apparel margin, our Apparel profit decreased approximately $1.6 million, from $12.5 million for the three months ended May 31, 2010 to $10.9 million for the three months ended May 31, 2011. As a percent of sales, our Apparel profits were 14.3% for the three months ended May 31, 2011, compared to 17.1% for the comparable quarter last year.
Liquidity and Capital Resources

	May 31,	February 28,
(Dollars in thousands)	2011	2011	Change
Working Capital	$144,774	$135,300	7.0%
Cash	$17,853	$12,305	45.1%
     Working Capital. Our working capital increased by approximately $9.5 million, or 7.0% from $135.3 million at February 28, 2011 to $144.8 million at May 31, 2011. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased slightly from 3.9 to 1.0 at February 28, 2011 to 3.7 to 1.0 at May 31, 2011.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011

	Three months ended May 31,
(Dollars in thousands)	2011	2010	Change
Net Cash provided by operating activities	$11,271	$9,651	16.8%
Net Cash used in investing activities	$(2,117)	$(13,158)	-83.9%
Net Cash used in financing activities	$(3,869)	$(4,008)	-3.5%
     Cash flows from operating activities. Cash provided by operating activities increased by $1.6 million from $9.7 million for the three months ended May 31, 2010 to $11.3 million for the three months ended May 31, 2011. The main use of working capital during the first quarter of fiscal 2012, related primarily to the increase in our apparel inventory, which is in line with our seasonal inventory build and the impact of higher raw material costs. We were able to offset this use of cash through an increase in our accounts payable due to higher raw material costs, and continued improvement in the management of our trade receivables. We would expect higher operational capital requirements over the next several quarters as we work through our higher projected input costs. We will continue to try to minimize such impact, through inventory turn improvements and receivable and payable management.
     Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, decreased by $11.1 million, from $13.2 million for the three months ended May 31, 2010 to $2.1 million for the three months ended May 31, 2011. The decrease in our capital expenditures relates primarily to the fact that our new Apparel manufacturing facility located in Agua Prieta, Mexico was substantially complete at the beginning of this fiscal year.
     Cash flows from financing activities. We used $3.9 million in cash for financing activities this quarter, compared to $4.0 million for the same quarter last year. This related primarily to the payment of dividends during both periods of approximately $4.0 million. In addition, this quarter we did receive approximately $0.1 million in cash associated with the exercise of stock options.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.44% at May 31, 2011 and 2.6% at May 31, 2010), depending on our total funded debt to EBITDA ratio, as defined. As of May 31, 2011, we had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of May 31, 2011. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
     We did not pay any additional amounts on the revolver for either the three months ended May 31, 2011 or 2010. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
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
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million. The Swap effectively fixes the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at May 31, 2011 was $(240,000), $(154,000) net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). We made contributions of $3.0 million to our pension plan during fiscal year 2011. We anticipate that we will contribute between $2.0 million and $3.0 million during our current fiscal year. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2011, we had an unfunded pension liability recorded on our balance sheet of $2.5 million.
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
     Capital Expenditures — We expect our capital requirements for 2012, exclusive of capital required for possible acquisitions and final construction expenditures for our substantially completed new manufacturing facility in Agua Prieta, Mexico will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows.
     We rely on our cash flows generated from operations and the borrowing capacity under our Facility to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our pension plan, and the payment of dividends to our shareholders. As a result of higher input costs and product pricing, we expect a negative impact on our cash flows from higher working capital, in particular potentially higher accounts receivable and inventories during the next several quarters. However, we expect to be able to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity and expect to generate sufficient cash flows from operations supplemented by our Facility as required to cover our operating and capital requirements for the foreseeable future.
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2011 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2011.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $50.0 million at May 31, 2011. We entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt. The LIBOR rate on $40.0 million of debt is effectively fixed through this interest rate swap agreement. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2011 would be approximately $0.1 million.
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
FOR THE PERIOD ENDED MAY 31, 2011
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2011 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
Item 1A. Risk Factors
     Reference is made to page 22 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the stock repurchase plan which was approved by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of June 28, 2011, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program.
Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2011
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
FOR THE PERIOD ENDED MAY 31, 2011
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: June 28, 2011	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 28, 2011	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective May 14, 2008 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 23, 2008.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith

**	Furnished herewith