Form 10-Q
period 2011-08-31
ENNIS, INC.
filed 2011-09-30
CIK 33002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 16, 2011, there were 26,056,450 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,	February 28,
	2011	2011
	(unaudited)
Assets
Current assets
Cash	$14,307	$12,305
Accounts receivable, net of allowance for doubtful receivables of $4,833 at August 31, 2011 and $4,814 at February 28, 2011	52,513	58,359
Prepaid expenses	5,807	5,335
Inventories	120,789	100,363
Deferred income taxes	6,036	6,036

Total current assets	199,452	182,398

Property, plant and equipment, at cost
Plant, machinery and equipment	157,648	156,356
Land and buildings	73,812	73,482
Other	22,719	22,646

Total property, plant and equipment	254,179	252,484
Less accumulated depreciation	161,894	158,823

Net property, plant and equipment	92,285	93,661

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,699	58,765
Customer lists, net	16,418	17,547
Deferred finance charges, net	432	648
Other assets	3,465	3,368

Total assets	$488,092	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	August 31,	February 28,
	2011	2011
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,877	$18,868
Accrued expenses
Employee compensation and benefits	14,347	16,503
Taxes other than income	890	585
Federal and state income taxes payable	651	2,935
Other	6,791	7,621
Current installments of long-term debt	50,000	586

Total current liabilities	96,556	47,098

Long-term debt	—	50,000
Liability for pension benefits	2,868	2,048
Deferred income taxes	25,788	25,379
Other liabilities	919	1,520

Total liabilities	126,131	126,045

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2011	75,134	75,134
Additional paid in capital	120,860	121,306
Retained earnings	247,714	234,636
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	1,858	1,727
Unrealized loss on derivative instruments, net of taxes	—	(372)
Minimum pension liability, net of taxes	(9,803)	(9,803)

Total accumulated other comprehensive income (loss)	(7,945)	(8,448)

Treasury stock
Cost of 4,133,518 shares at August 31, 2011 and 4,197,567 shares at February 28, 2011	(73,802)	(74,945)

Total shareholders’ equity	361,961	347,683

Total liabilities and shareholders’ equity	$488,092	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Net sales	$130,384	$143,034	$273,642	$283,775
Cost of goods sold	96,290	103,326	199,847	201,887

Gross profit margin	34,094	39,708	73,795	81,888

Selling, general and administrative	18,447	20,276	39,304	41,523
Gain from disposal of assets	(125)	—	(125)	—

Income from operations	15,772	19,432	34,616	40,365

Other income (expense)
Interest expense	(664)	(321)	(1,482)	(758)
Other, net	171	(11)	(5)	29

	(493)	(332)	(1,487)	(729)

Earnings before income taxes	15,279	19,100	33,129	39,636

Provision for income taxes	5,567	6,971	11,993	14,467

Net earnings	$9,712	$12,129	$21,136	$25,169

Weighted average common shares outstanding
Basic	25,933,902	25,840,376	25,914,986	25,820,626

Diluted	25,961,171	25,883,449	25,943,361	25,866,869

Per share amounts
Net earnings — basic	$0.37	$0.47	$0.82	$0.97

Net earnings — diluted	$0.37	$0.47	$0.81	$0.97

Cash dividends per share	$0.155	$0.155	$0.310	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	August 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$21,136	$25,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,846	4,152
Amortization of deferred finance charges	216	216
Amortization of tradenames and customer lists	1,198	1,201
Gain from disposal of assets	(125)	—
Bad debt expense	542	1,304
Stock based compensation	499	607
Deferred income taxes	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	5,290	112
Prepaid expenses	(554)	2,424
Inventories	(20,546)	(8,840)
Other assets	(100)	103
Accounts payable and accrued expenses	135	671
Other liabilities	(601)	(597)
Prepaid pension asset	820	985

Net cash provided by operating activities	12,744	27,507

Cash flows from investing activities:
Capital expenditures	(4,169)	(23,242)
Proceeds from disposal of plant and property	204	4

Net cash used in investing activities	(3,965)	(23,238)

Cash flows from financing activities:
Dividends	(8,058)	(8,023)
Purchase of treasury stock	(2)	(1)
Proceeds from exercise of stock options	200	—

Net cash used in financing activities	(7,860)	(8,024)

Effect of exchange rate changes on cash	1,083	(315)

Net change in cash	2,002	(4,070)
Cash at beginning of period	12,305	21,063

Cash at end of period	$14,307	$16,993

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
1. Significant Accounting Policies and General Matters
Basis of Presentation
These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended August 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, from which the accompanying consolidated balance sheet at February 28, 2011 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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
In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The Company will be required to incorporate the provisions of this new standard effective with its first quarter filing for fiscal year 2013.
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
FOR THE PERIOD ENDED AUGUST 31, 2011
2. Accounts Receivable and Allowance for Doubtful Receivables-continued
The following table represents the activity in the Company’s allowance for doubtful receivables for the three and six months ended (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Balance at beginning of period	$4,882	$4,993	$4,814	$4,446
Bad debt expense	21	315	542	1,304
Recoveries	6	23	172	35
Accounts written off	(76)	(431)	(695)	(885)

Balance at end of period	$4,833	$4,900	$4,833	$4,900

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
The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2011	2011
Raw material	$13,197	$11,237
Work-in-process	10,701	13,453
Finished goods	96,891	75,673
	$120,789	$100,363

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
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at August 31, 2011 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
4. Goodwill and Other Intangible Assets-continued
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross
	Carrying	Accumulated
As of August 31, 2011	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,073	$161
Customer lists	29,957	13,539	16,418
Noncompete	500	498	2

	$31,691	$15,110	$16,581

As of February 28, 2011
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,007	$227
Customer lists	29,957	12,410	17,547
Noncompete	500	495	5

	$31,691	$13,912	$17,779

	August 31,	February 28,
	2011	2011
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the six months ended August 31, 2011 and August 31, 2010 was $1.2 million.
The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2012	$2,396
2013	2,352
2014	2,259
2015	2,141
2016	2,083
2017	2,083
There have been no changes to the amount of the Company’s goodwill during the reporting periods covered. The balance of goodwill was $117,341 ($42,792 — Print Segment and $74,549 — Apparel Segment) as of August 31, 2011 and February 28, 2011.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
5. Other Accrued Expenses
The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2011	February 28, 2011
Accrued taxes	$251	$229
Accrued legal and professional fees	616	499
Accrued interest	142	158
Accrued utilities	243	1,038
Accrued repairs and maintenance	752	684
Accrued construction retainage	1,811	2,020
Accrued phantom stock obligation	451	452
Accrued acquisition related obligations	234	243
Other accrued expenses	2,291	2,298

	$6,791	$7,621

6. Derivative Instruments and Hedging Activities
The Company used derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate $150.0 million revolving credit facility maturing August 18, 2012. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which expired on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79%.
The Swap was designated as a cash flow hedge, and the fair value at August 31, 2011 and February 28, 2011 was $0 and $(586,000), $0 and $(372,000), net of deferred taxes, respectively. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and six months ended August 31, 2011, the Company incurred an additional $208,000 and $571,000, respectively, in interest expense related to the Swap.
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

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
7. Fair Value of Financial Instruments-continued
The following table summarizes financial liabilities measured at fair value on a recurring basis as of August 31, 2011 and February 28, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	August 31,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$—	$—	$—	$—

	$—	$—	$—	$—

	February 28,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(586)	$—	$(586)	$—

	$(586)	$—	$(586)	$—

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2011	2011
Revolving credit facility	$50,000	$50,000
Interest rate swap	—	586

	50,000	50,586
Less current installments	50,000	—

Long-term debt	$—	$50,586

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.47% at August 31, 2011 and 2.5% at August 31, 2010), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of August 31, 2011, the Company had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of August 31, 2011. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.
During the current quarter, the Company reclassified its obligations due under the Facility from a long-term obligation to a short-term obligation as the maturity of the current Facility is within one year. The Company intends to renew this Facility and extend the maturity date before its expiration. The Company capitalized $400,000 and $692,000 of interest expense for the three and six months ended August 31, 2010 relating to the construction of the Agua Prieta facility. There was no interest expense capitalized for the three and six months ended August 31, 2011 as construction was substantially complete at the beginning of fiscal year.

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
9. Shareholders’ Equity
Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Net earnings	$9,712	$12,129	$21,136	$25,169
Foreign currency translation adjustment, net of deferred taxes	(827)	(354)	131	(514)
Unrealized gain on derivative instruments, net of deferred taxes	154	101	372	346

Comprehensive income	$9,039	$11,876	$21,639	$25,001

Changes in shareholders’ equity accounts for the six months ended August 31, 2011 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683
Net earnings	—	—	—	21,136	—	—	—	21,136
Foreign currency translation, net of deferred tax of $74	—	—	—	—	131	—	—	131
Unrealized gain on derivative instruments, net of deferred tax benefit of $211	—	—	—	—	372	—	—	372

Comprehensive income								21,639
Dividends declared ($.31 per share)	—	—	—	(8,058)	—	—	—	(8,058)
Stock based compensation	—	—	499	—	—	—	—	499
Exercise of stock options and restricted stock grants	—	—	(945)	—	—	64,149	1,145	200
Stock repurchases	—	—	—	—	—	(100)	(2)	(2)

Balance August 31, 2011	30,053,443	$75,134	$120,860	$247,714	$(7,945)	(4,133,518)	$(73,802)	$361,961

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last fiscal year or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 100 shares of common stock during the six months ended August 31, 2011.
10. Stock Option Plan and Stock Based Compensation
The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2011, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (“Plan”). The Company has 1,097,854 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
10. Stock Option Plan and Stock Based Compensation-continued
may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.
The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2011 and 2010, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $267,000 ($170,000 net of tax), and $191,000 ($121,000 net of tax), respectively. For the six months ended August 31, 2011 and 2010, the Company had compensation expenses related to share based compensation of $499,000 ($318,000 net of tax), and $607,000 ($385,000 net of tax), respectively.
Stock Options
The Company had the following stock option activity for the six months ended August 31, 2011:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life(in years)	(in thousands)
Outstanding at February 28, 2011	261,900	$14.31	6.5	$757
Granted	82,743	17.57
Terminated	—	—
Exercised	(20,700)	9.66

Outstanding at August 31, 2011	323,943	$15.44	6.9	$579

Exercisable at August 31, 2011	154,532	$15.38	4.7	$267

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2011 and 2010:

	August 31,
	2011	2010
Expected volatility	43.76%	34.63%
Expected term (years)	3	3
Risk free interest rate	1.16%	1.58%
Dividend yield	3.66%	4.24%

Weighted average grant-date fair value	$4.24	$3.35
A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Total cash received	$49	$—	$200	$—
Income tax benefits	—	—	—	—
Total grant-date fair value	9	—	35	—
Intrinsic value	22	—	156	—

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
10. Stock Option Plan and Stock Based Compensation-continued
A summary of the status of the Company’s unvested stock options at February 28, 2011, and changes during the six months ended August 31, 2011 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2011	133,750	$2.41
New grants	82,743	4.24
Vested	(47,082)	2.36
Forfeited	—	—

Unvested at August 31, 2011	169,411	$3.31

As of August 31, 2011, there was $468,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.1 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2011 was $747,000.
Restricted Stock
The Company had the following restricted stock grant activity for the six months ended August 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2011	80,823	$15.59
Granted	93,959	17.57
Terminated	—	—
Vested	(43,449)	15.34

Outstanding at August 31, 2011	131,333	$17.09

As of August 31, 2011, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.9 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.3 years.
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
FOR THE PERIOD ENDED AUGUST 31, 2011
11. Employee Benefit Plans-continued
Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$303	$304	$607	$607
Interest cost	630	655	1,261	1,309
Expected return on plan assets	(803)	(766)	(1,607)	(1,531)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	316	336	631	672

Net periodic benefit cost	$410	$493	$820	$985

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 29, 2012, the minimum required contribution to the plan is approximately $1.4 million. The Company has satisfied the first two quarterly installments towards the minimum required contribution by electing to apply a portion of its available Funding Standard Carryover Balance; thus, no cash contributions have been made to the plan during the first two quarters of the fiscal year. However, the Company does expect to make a cash contribution to the plan of between $2.0 million and $3.0 million during the second half of the 2012 fiscal year, which will be more than sufficient to meet the minimum funding requirement for the year. The Company contributed $3.0 million to its pension plan during fiscal year 2011.
12. Earnings per share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.
For the three and six months ended August 31, 2011, 176,443 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and six months ended August 31, 2010, 135,000 and 95,000 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	25,933,902	25,840,376	25,914,986	25,820,626
Effect of dilutive options	27,269	43,073	28,375	46,243

Diluted weighted average common shares outstanding	25,961,171	25,883,449	25,943,361	25,866,869

Per share amounts:
Net earnings — basic	$0.37	$0.47	$0.82	$0.97

Net earnings — diluted	$0.37	$0.47	$0.81	$0.97

Cash dividends	$0.155	$0.155	$0.310	$0.310

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
13. Segment Information and Geographic Information
The Company operates in two segments — the Print Segment and the Apparel Segment.
The Print Segment, which represented 53% and 50% of the Company’s consolidated net sales for the three and six months ended August 31, 2011, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.
The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt Printing®, B&D Litho®, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).
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
The Apparel Segment, which accounted for 47% and 50% of the Company’s consolidated net sales for the three and six months ended August 31, 2011, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.
Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.
Segment data for the three and six months ended August 31, 2011 and 2010 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2011:
Net sales	$69,212	$61,172	$—	$130,384
Depreciation	1,219	1,029	106	2,354
Amortization of identifiable intangibles	233	366	—	599
Segment earnings (loss) before income tax	11,941	6,715	(3,377)	15,279
Segment assets	134,346	336,224	17,522	488,092
Capital expenditures	785	1,260	7	2,052

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
13. Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2010:
Net sales	$69,146	$73,888	$—	$143,034
Depreciation	1,412	486	187	2,085
Amortization of identifiable intangibles	234	366	—	600
Segment earnings (loss) before income tax	11,861	11,621	(4,382)	19,100
Segment assets	139,475	295,270	15,905	450,650
Capital expenditures	762	9,312	10	10,084

Six months ended August 31, 2011:
Net sales	$136,326	$137,316	$—	$273,642
Depreciation	2,454	2,166	226	4,846
Amortization of identifiable intangibles	465	733	—	1,198
Segment earnings (loss) before income tax	22,943	17,630	(7,444)	33,129
Segment assets	134,346	336,224	17,522	488,092
Capital expenditures	1,471	2,685	13	4,169

Six months ended August 31, 2010:
Net sales	$136,936	$146,839	$—	$283,775
Depreciation	2,788	987	377	4,152
Amortization of identifiable intangibles	468	733	—	1,201
Segment earnings (loss) before income tax	24,363	24,123	(8,850)	39,636
Segment assets	139,475	295,270	15,905	450,650
Capital expenditures	1,383	21,846	13	23,242
Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2011:
Net sales to unaffiliated customers
Print Segment	$69,212	$—	$—	$69,212
Apparel Segment	56,208	4,758	206	61,172

	$125,420	$4,758	$206	$130,384

Identifiable long-lived assets
Print Segment	$34,875	$—	$—	$34,875
Apparel Segment	587	31	53,114	53,732
Corporate	3,678	—	—	3,678

	$39,140	$31	$53,114	$92,285

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended August 31, 2010:
Net sales to unaffiliated customers
Print Segment	$69,146	$—	$—	$69,146
Apparel Segment	66,380	6,895	613	73,888

	$135,526	$6,895	$613	$143,034

Identifiable long-lived assets
Print Segment	$37,378	$—	$—	$37,378
Apparel Segment	20,492	31	23,027	43,550
Corporate	4,230	—	—	4,230

	$62,100	$31	$23,027	$85,158

Six months ended August 31, 2011:
Net sales to unaffiliated customers
Print Segment	$136,326	$—	$—	$136,326
Apparel Segment	126,113	10,761	442	137,316

	$262,439	$10,761	$442	$273,642

Six months ended August 31, 2010:
Net sales to unaffiliated customers
Print Segment	$136,936	$—	$—	$136,936
Apparel Segment	133,322	12,215	1,302	146,839

	$270,258	$12,215	$1,302	$283,775

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Six months ended
	August 31,
	2011	2010
Interest paid	$1,498	$746
Income taxes paid	$14,348	$11,984
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
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary

ENNIS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2011
15. Concentrations of Risk-continued
unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria. At August 31, 2011, the Company had $0.3 million in Canadian and $1.2 million in Mexican bank accounts.
16. Subsequent Events
On September 22, 2011, the Board of Directors of Ennis, Inc. declared a 15 1/2 cents a share quarterly dividend to be payable on November 1, 2011 to shareholders of record on October 14, 2011.
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
Print Segment
     The Print Segment, which represented 53% and 50% of our consolidated net sales for the three and six months ended August 31, 2011, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 38 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.
     The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt Printing®, B&D Litho®, Genforms® and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes®, and Block

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
opportunity for growth and differentiate us from our competition. Transforming our product offerings to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.
Excess production capacity and price competition within our industry — Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, during fiscal 2011 paper mills have returned to their past practices of increasing paper prices. This trend is expected to continue throughout fiscal year 2012.
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
Apparel Segment
     The Apparel Segment represented 47% and 50% of our consolidated net sales for the three and six months ended August 31, 2011, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 91% domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.
     The Apparel Segment operates in one manufacturing facility located in Agua Prieta, Mexico, effective July 2011. Previously the Apparel Segment operated in two manufacturing facilities, one in California (leased), and one in Mexico (owned). In addition the Apparel Segment currently has five cut/sew facilities in Mexico (1 in Agua Prieta, 2 in Ensenada, and 2 in Hermosillo). In addition to its own cut and sew facilities, Alstyle also uses outsourced manufacturers located in El Salvador from time to time to supplement a portion of the cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
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
Our Apparel Business Challenges — In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment had improved some, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we started to see some softness return to the market during our most recent quarter. Whether this is just a temporary situation or one we will have to manage through for an extended period of time is unknown. However, such uncertainty and volatility in the marketplace could have unanticipated adverse effects on our business during 2012 and beyond. While current spot prices on various input costs are down somewhat, we will continue to see an increase in these costs in our operational results until we are able to work through the existing inventories, which will continue to present a challenging environment for the remainder of fiscal year 2012. As such, our operational costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or current economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2012:
•	Increased and volatile cotton prices

•	New manufacturing facility

•	Economic uncertainties
Cotton prices — Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. During calendar year 2010, cotton prices hit their highest levels in 140 years. While there has been some abatement in prices of late, spot and future prices are still at levels significantly higher than historical averages. Whether or not prices will stay at current levels for a sustained period of time, or continue to recede, is unknown. For the current quarter, our effective cotton cost flowing into our operational results was 50%

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
higher than during the comparable period last year. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Due to the high price of cotton during calendar year 2010, we believe most large manufacturers were relatively short with respect to their cotton purchases entering calendar year 2011, which increases the risk of potential volatility in cotton prices. We believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton and as such we do not feel we are at a competitive disadvantage from a cotton cost perspective. The costs incurred for materials are capitalized into inventory and impacts a company’s operating results as the inventory is sold. As such most manufacturers peak cotton costs will be flowing into their operational results over the next six months or so. While at this time we feel this is a temporary situation, it is one that all manufacturers will need to manage through. Over the past year the market has absorbed a certain level of price increase due to previous increases in cotton costs, but it is unknown at this time whether the market will allow the manufacturers to pass further price increases through to offset the current level of cotton pricing residing in their inventory and whether our competitors will in fact attempt to pass through these costs. Given the systemic cost of inflation that the apparel industry has experienced, many apparel retailers and manufacturers had previously announced they would be implementing price increases in order to maintain satisfactory margins. Whether or not this will in fact happen given current market conditions or the market will accept these increases and what impact, if any, such increases will have on demand is unknown.
New manufacturing facility — The new manufacturing facility in Agua Prieta, Mexico (“AP”) is fully operational and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to this facility. We have expended approximately $53.5 million to date for property, plant and equipment, which is within the range of our original estimate. We began producing fabric from this facility during the previous quarter and current production levels are on target with our original estimates.
     We estimate the negative impact associated with the start-up/ramp-up of the new facility and the shut-down of the Anaheim facility has been approximately $8.2 million, approximately $1.4 during the current quarter. While the completion of the transition from Anaheim to AP was a significant project, much still needs to be accomplished, such as the installation of transitioned equipment and improving operational efficiency factors. However, we still believe once we achieve production levels of 2.6 million pounds to 2.8 million pounds per week, there will be significant manufacturing benefits realized.
Economic uncertainties — As a result of the recessionary conditions of 2009 and 2010, the economic climate has been and continues to be volatile and challenging. Decreased demand and intense price competition resulted in significant declines in revenues during fiscal year 2009 and 2010. Although we saw an increase in our apparel revenues during fiscal year 2011 due improving economic conditions, we have of late seen softness in the market due to the protracted economic recovery. Continued high unemployment, housing sector weakness and international instability all have taken their toll on the fragile domestic economic environment. As such, we saw softness in the market during the current quarter, whether this is temporary or one we will have to manage through for sometime is unknown. However, a prolonged softness in the market could have a negative impact on our revenues and our operational results. As we cannot predict the pace of the economic recovery or current market conditions, we will be highly focused on customer retention, expanding our growth targeted markets and managing our operational costs.
Risk Factors
     In addition to the factors indicated above, you should carefully consider the risks described below, as well as the other information included or incorporated by reference in the Annual Report on Form 10-K, before making an investment in our common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
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
     Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession or protracted recovery from an economic recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets, all of what we have seen of late. A lower level of economic activity might result in a decline in demand for our products, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect our cost of capital and our ability to raise capital.
The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.
     The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of August 31, 2011, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
We may be required to write down goodwill and other intangible assets which could cause our financial condition and results of operations to be negatively affected in the future.
     When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions caused by a recession, protracted recovery there from, or other factors may indicate a potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2011, and we concluded that no impairment charge was necessary. At August 31, 2011, our goodwill and other intangible assets were approximately $117.3 million and $75.1 million, respectively.
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
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
We could experience labor disputes that could disrupt our business in the future.
     As of August 31, 2011, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Three unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.
We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.
     Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 45% of the manufactured product cost at current pricing levels. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 80% of Alstyle’s yarn requirements during the quarter and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
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
     Alstyle operates manufacturing facilities in Mexico and sources certain product manufacturing and purchases from El Salvador, Thailand, India, Pakistan, China and other foreign sources. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers, political and economic instability, and social unrest in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.
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
     The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle outsourced approximately 3% of its sewing to contract manufacturers in El Salvador during the quarter, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.
     The World Trade Organization (WTO), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade (GATT). This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
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
     Our new manufacturing facility was built to capture anticipated future growth and savings in production costs over our current cost structure in Anaheim, CA. Should such growth or production savings not materialize, such events may impact our ability to achieve our expected return and/or could negatively impact our operational results and financial condition.
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

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
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
FOR THE PERIOD ENDED AUGUST 31, 2011
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
     We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At August 31, 2011, our goodwill and other intangible assets were approximately $117.3 million and $75.1 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.
     Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $2.0 million and $3.6 million of revenue were recognized under these agreements during the three and six months ended August 31, 2011 as compared to $2.5 million and $6.0 million during the three and six months ended August 31, 2010.
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
FOR THE PERIOD ENDED AUGUST 31, 2011
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
Results of Operations
The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:
•	Consolidated Summary — this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2011 and 2010.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.
Consolidated Summary

Consolidated	Three Months Ended August 31,				Six Months Ended August 31,
Statements of Earnings — Data	2011		2010		2011		2010
Net sales	$130,384	100.0%	$143,034	100.0%	$273,642	100.0%	$283,775	100.0%
Cost of goods sold	96,290	73.9	103,326	72.2	199,847	73.0	201,887	71.1

Gross profit margin	34,094	26.1	39,708	27.8	73,795	27.0	81,888	28.9
Selling, general and administrative	18,447	14.1	20,276	14.2	39,304	14.3	41,523	14.7
Gain from disposal of assets	(125)	(0.1)	—	—	(125)	—	—	—

Income from operations	15,772	12.1	19,432	13.6	34,616	12.7	40,365	14.2
Other expense, net	(493)	(0.4)	(332)	(0.2)	(1,487)	(0.6)	(729)	(0.2)

Earnings before income taxes	15,279	11.7	19,100	13.4	33,129	12.1	39,636	14.0
Provision for income taxes	5,567	4.3	6,971	4.9	11,993	4.4	14,467	5.1

Net earnings	$9,712	7.4%	$12,129	8.5%	$21,136	7.7%	$25,169	8.9%

Three Months ended August 31, 2011 compared to Three Months ended August 31, 2010
     Net Sales. On a comparable basis, our sales decreased $12.6 million from $143.0 million for the three months ended August 31, 2010 to $130.4 million for the current quarter, or 8.8%. The drop in our sales during the quarter

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
related to our apparel sales, which were off $12.7 million due to softness in the market which can be attributed to negative retail and consumer sentiment associated with the protracted and volatile economic recovery.
     Cost of Goods Sold. Our manufacturing costs decreased by $7.0 million from $103.3 million for the three months ended August 31, 2010 to $96.3 million for the current quarter, or 6.8%. Our gross profit margin decreased from 27.8% for the three months ended August 31, 2010 to 26.1% for the three months ended August 31, 2011. Our apparel margin during the quarter was impacted by higher input costs (i.e., mainly cotton), product mix changes and manufacturing inefficiencies associated with our new manufacturing facility in Agua Prieta, Mexico.
     Selling, general and administrative expense. For the three months ended August 31, 2011, our selling, general and administrative expenses were $18.4 million, or 14.1% of sales, compared to $20.3 million, or 14.2% of sales for the three months ended August 31, 2010, or a decrease of approximately $1.9 million, or 9.4%. We were able to reduce our selling, general and administrative expenses on both a dollar and percent of sales basis during the current quarter through various cost reduction initiatives and a reduction in our bad debt expense, which is the result of increased collection efforts..
     Gain from disposal of assets. The gain from disposal of assets of $125,000 for the three months ended August 31, 2011 resulted primarily from the sale of unused manufacturing equipment during the quarter. There was no gain or loss from the disposal of assets for the three months ended August 31, 2010.
     Income from operations. Our income from operations for the three months ended August 31, 2011 was $15.8 million or 12.1% of sales, compared to $19.4 million, or 13.6% of sales for the three months ended August 31, 2010, a decrease of $3.6 million, or 18.6%. The decrease in our operational earnings during the current period was primarily related to our decreased apparel revenues and gross profit margin.
     Other income and expense. Interest expense increased from $0.3 million for the three months ended August 31, 2010 to $0.7 million for the three months ended August 31, 2011. The increase in our interest expense on a comparable basis related to the portion of our interest capitalized in connection with the construction of our manufacturing facility. For the quarter ended August 31, 2010, we capitalized $0.4 million in interest, whereas during the current quarter, as construction was complete, we did not capitalize any of our interest expense.
     Provision for income taxes. Our effective tax rate was 36.4% for the three months ended August 31, 2011 compared to 36.5% for the three months ended August 31, 2010. The decrease in our effective tax rate from the prior year primarily is a result of the greater impact of expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2011 was $9.7 million, or 7.4% of sales, compared to $12.1 million, or 8.5% of sales for the three months ended August 31, 2010. Our basic earnings per share were $0.37 per share for the three months ended August 31, 2011 compared to $0.47 per share for the three months ended August 31, 2010. Our diluted earnings per share were $0.37 per share for the three months ended August 31, 2011 compared to $0.47 per share for the three months ended August 31, 2010.
Six Months ended August 31, 2011 compared to Six Months ended August 31, 2010
     Net Sales. Net sales for the six months ended August 31, 2011 were $273.6 million compared to $283.8 million for the six months ended August 31, 2010, a decrease of $10.2 million, or 3.6%. Our Print Segment sales for the period decreased $0.6 million or 0.4% from $136.9 million to $136.3 million for the six months ended August 31, 2010 and 2011, respectively. Our Apparel Segment sales for the period decreased $9.5 million or 6.5% from $146.8 million to $137.3 million for the six months ended August 31, 2010 and 2011, respectively.
     Cost of Goods Sold. Our manufacturing costs decreased by $2.1 million from $201.9 million, or 71.1% of sales for the six months ended August 31, 2010 to $199.8 million, or 73.0% of sales for the comparable period this year. Our gross margins, as a percentage of sales, decreased from 28.9% for the six months ended August 31, 2010 to 27.0% for the six months ended August 31, 2011 due to continued higher input costs associated with our Apparel Segment.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
     Selling, general and administrative expense. For the six months ended August 31, 2011, our selling, general and administrative expenses were $39.3 million compared to $41.5 million for the six months ended August 31, 2010, or a decrease of approximately $2.2 million or 5.3% due to various cost control initiatives and lower bad debt expense, which is the result of increased collection efforts. As such, as a percentage of sales, selling, general and administrative expenses decreased from 14.7% to 14.3% for the periods ended August 31, 2010 and 2011, respectively.
     Gain from disposal of assets. As noted earlier, the gain from disposal of assets of $125,000 for the six months ended August 31, 2011 resulted primarily from the sale of unused manufacturing equipment during our most recent quarter. There was no gain or loss from the disposal of assets for the six months ended August 31, 2010.
     Income from operations. Our income from operations for the six months ended August 31, 2011 was $34.6 million, or 12.7% of sales compared to $40.4 million, or 14.2% of sales for the same period last year, or a decrease of $5.8 million, or 14.4%. The decrease in our operational earnings during the current period was primarily related to our decreased apparel sales and gross profit margin.
     Other income and expense. Our interest expense increased from $0.8 million for the six months ended August 31, 2010 to $1.5 million for the six months ended August 31, 2011. For the period ended August 31, 2010, we capitalized $0.7 million in interest expense relating to our Agua Prieta, Mexico construction project, whereas during the current period, as construction was complete, we did not capitalize any of our interest expense.
     Provision for income taxes. Our effective tax rate was 36.2% for the six months ended August 31, 2011 compared to 36.5% for the six months ended August 31, 2010. The decrease in our effective tax rate from the prior year primarily is a result of the greater impact of expected Domestic Production Activities Deduction.
     Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2011 was $21.1 million, or 7.7% of sales, compared to $25.2 million, or 8.9% of sales for the six months ended August 31, 2010. Our basic earnings per share for the six months ended August 31, 2011 was $0.82 per share compared to $0.97 per share for the six months ended August 31, 2010. Our diluted earnings per share for the six months ended August 31, 2011 was $0.81 per share compared to $0.97 for the six months ended August 31, 2010.
Segment Operating Results

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2011	2010	2011	2010
Print	$69,212	$69,146	$136,326	$136,936
Apparel	61,172	73,888	137,316	146,839

Total	$130,384	$143,034	$273,642	$283,775

     Print Segment. Our net sales for our Print Segment, which represented 53% and 50% of our consolidated sales during the three and six months ended August 31, 2011, were approximately $69.2 million and $136.3 million, respectively, compared to $69.1 million and $136.9 million for the three and six months ended August 31, 2010, an increase of $0.1 million for the quarter and a decrease of $0.6 million for the period. While our print sales continue to be challenged by technological and economic factors, we did see revenue growth in this segment on a sequential basis as the sales for this segment were $67.1 million for the quarter ended May 31, 2011.
     Apparel Segment. Our net sales for the Apparel Segment, which represented 47% and 50% of our consolidated sales for the three and six months ended August 31, 2011, were approximately $61.2 million and $137.3 million compared to approximately $73.9 million and $146.8 million for the three and six months ended August 31, 2010, or a decrease of $12.7 million and $9.5 million, or 17.2% and 6.5%, respectively. Our Apparel Sales decreased during the current quarter due to decreased unit sales resulting from soft market conditions associated with reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery. In addition, we feel short term

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
sales are being impacted by unrealistic retail and consumer expectations regarding selling prices due to the recent drop in commodity prices .

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2011	2010	2011	2010
Print	$19,771	$19,475	$39,101	$40,011
Apparel	14,323	20,233	34,694	41,877

Total	$34,094	$39,708	$73,795	$81,888

     Print Segment. Our Print gross profit margin (“margin”) as a percentage of sales increased from 28.2% to 28.6% for the three months ended August 31, 2010 and August 31, 2011, respectively, while it declined from 29.2% to 28.7% for the six months ended August 31, 2010 and August 31, 2011, respectively, due to product mix changes and higher raw material prices, which have not been fully passed along to our customers due to timing and market conditions, nor fully offset through continued operational improvements.
     Apparel Segment. Our Apparel gross profit margin (“margin”), as a percentage of sales, was 23.4% and 25.3% for the three and six months ended August 31, 2011, respectively, as compared to 27.4% and 28.5% for the three and six months ended August 31, 2010, respectively. Our Apparel Segment margin, as expected, continues to be compressed through higher input costs and inefficiencies associated with our new manufacturing facility in Agua Prieta, MX. In addition, current economic factors previously discussed have resulted in lower sales volumes which have impacted fixed absorption costs. During the current quarter, cotton, our largest input cost, increased 50% over the comparable period. As we have previously discussed, we anticipate these costs will continue to increase as manufacturers manage their way through their current inventories.

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2011	2010	2011	2010
Print	$11,941	$11,861	$22,943	$24,363
Apparel	6,715	11,621	17,630	24,123

Total	18,656	23,482	40,573	48,486
Less corporate expenses	3,377	4,382	7,444	8,850

Earnings before income taxes	$15,279	$19,100	$33,129	$39,636

     Print Segment. Our Print profit remained level at $11.9 million for the three months ended August 31, 2010 and 2011. As a percent of sales, our Print profits increased from 17.2% to 17.3% for the three months ended August 31, 2010 and 2011, respectively. Our Print profit decreased approximately $1.5 million, or 6.1%, from $24.4 million for the six months ended August 31, 2010, to $22.9 million for the six months ended August 31, 2011. As a percentage of sales, our Print profits were 16.8% for the six months ended August 31, 2011, as compared to 17.8% for the six months ended August 31, 2010 due to our slightly lower Print margin during the period.
     Apparel Segment. As a result of the decrease in our Apparel margin, our Apparel profit decreased approximately $4.9 million, from $11.6 million for the three months ended August 31, 2010 to $6.7 million for the three months ended August 31, 2011. As a percent of sales, our Apparel profits were 11.0% for the three months ended August 31, 2011, compared to 15.7% for the comparable quarter last year. Our Apparel profit decreased approximately $6.5 million, from $24.1 million for the six months ended August 31, 2010 to $17.6 million for the six months ended August 31, 2011. As a percent of sales, our Apparel profits were 12.8% for the six months ended August 31, 2011, compared to 16.4% for the six months ended August 31, 2010.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
Liquidity and Capital Resources

	August 31,	February 28,
(Dollars in thousands)	2011	2011	Change
Working Capital	$102,896	$135,300	-23.9%
Cash	$14,307	$12,305	16.3%
     Working Capital. Our working capital decreased by approximately $32.4 million, or 23.9% from $135.3 million at February 28, 2011 to $102.9 million at August 31, 2011. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 3.9 to 1.0 at February 28, 2011 to 2.1 to 1.0 at August 31, 2011. This is primarily the result of $50.0 million of borrowings under our revolving credit line being reclassified from long-term debt to current installment of long-term debt on the balance sheet, due to the maturity date of our Facility, which is considered to be a temporary situation until we either renew our borrowing arrangement with our current lender or obtain financing from a new lender.

	Six months ended August 31,
(Dollars in thousands)	2011	2010	Change
Net Cash provided by operating activities	$12,744	$27,507	-53.7%
Net Cash used in investing activities	$(3,965)	$(23,238)	-82.9%
Net Cash used in financing activities	$(7,860)	$(8,024)	-2.0%
     Cash flows from operating activities. Cash provided by operating activities decreased by $14.8 million from $27.5 million for the six months ended August 31, 2010 to $12.7 million for the six months ended August 31, 2011. The main use of working capital during the first six months of fiscal 2012 related primarily to the increase in our apparel inventory which was caused primarily by higher raw material costs. We were able to offset this use of cash through a decrease in our trade receivables. We would expect higher operational capital requirements over the next several quarters as we work through our higher projected input costs. We will continue to try to minimize such impact through inventory turn improvements and receivable and payable management.
     Cash flows from investing activities. Cash used for investing activities decreased by $19.3 million, from $23.2 million for the six months ended August 31, 2010 to $4.0 million for the six months ended August 31, 2011. The decrease in our capital expenditures relates primarily to the fact that our new Apparel manufacturing facility located in Agua Prieta, Mexico was substantially complete at the beginning of this fiscal year.
     Cash flows from financing activities. We used $7.9 million in cash for financing activities this period, compared to $8.0 million for the same period last year. This related primarily to the payment of dividends of $8.1 million and $8.0 million for the six months ending August 31, 2011 and 2010, respectively. In addition, this period we did receive approximately $0.2 million in cash associated with the exercise of stock options.
     Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.47% at August 31, 2011 and 2.5% at August 31, 2010), depending on our total funded debt to EBITDA ratio, as defined. As of August 31, 2011, we had $50.0 million of borrowings under the revolving credit line and $3.2 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $96.8 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of August 31, 2011. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
     We did not pay any additional amounts on the revolver for the six months ended August 31, 2011. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.
     We used derivative financial instruments to manage our exposure to interest rate fluctuations on our floating rate $150.0 million revolving credit maturing August 18, 2012. We account for our derivatives as cash flow hedges and record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures, at which time the changes in fair value would be recorded in Accumulated Other Comprehensive Income.
     On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which matured on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at August 31, 2011 and February 28, 2011 was $0 and $(586,000), $0 and $(372,000), net of deferred taxes, respectively. The Swap was reported on the Consolidated Balance Sheet in current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income.
     Pension — We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). For the current fiscal year ending February 29, 2012, the minimum required contribution to the plan is approximately $1.4 million. We have satisfied the first two quarterly installments towards the minimum required contribution by electing to apply a portion of our available Funding Standard Carryover Balance; thus, no cash contributions have been made to the plan during the first two quarters of the fiscal year. However, we do expect to make a cash contribution to the plan of between $2.0 million and $3.0 million during the second half of the 2012 fiscal year, which will be more than sufficient to meet the minimum funding requirement for the year. We made contributions of $3.0 million to our pension plan during fiscal year 2011. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2011, we had an unfunded pension liability recorded on our balance sheet of $2.9 million.
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
     Capital Expenditures — We expect our capital requirements for 2012, exclusive of capital required for possible acquisitions and final construction expenditures for our new manufacturing facility in Agua Prieta, Mexico, will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows.
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
     Contractual Obligations & Off-Balance Sheet Arrangements — There have been no significant changes in our contractual obligations since February 28, 2011 that have, or are reasonably likely to have, a material impact on our

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2011.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Interest Rates
     We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $50.0 million at August 31, 2011. We had entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt, but this arrangement expired July 22, 2011, as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2011 would be approximately $0.5 million.
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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2011 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the stock repurchase plan which was approved by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of September 30, 2011, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 100 shares of common stock during the six months ended August 31, 2011.
Items 3, 4 and 5 are not applicable and have been omitted
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011

Exhibit Number	Description
Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective June 30, 2011 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, filed on September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith

**	Furnished herewith

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2011
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.
Date: September 30, 2011	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 30, 2011	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective June 30, 2011 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit Number	Description
Exhibit 101	The following information from Ennis, Inc’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, filed on September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of texts and in detail.***

*	Filed herewith

**	Furnished herewith

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.