Form 10-Q
period 2011-11-30
ENNIS, INC.
filed 2011-12-29
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2011

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

As of December 16, 2011, there were 26,056,450 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	November 30, 2011	February 28, 2011
	(unaudited)
Assets
Current assets
Cash	$16,761	$12,305
Accounts receivable, net of allowance for doubtful receivables of $4,333 at November 30, 2011 and $4,814 at February 28, 2011	47,224	58,359
Prepaid expenses	6,004	5,335
Inventories	121,554	100,363
Deferred income taxes	6,036	6,036

Total current assets	197,579	182,398

Property, plant and equipment, at cost
Plant, machinery and equipment	159,437	156,356
Land and buildings	72,403	73,482
Other	22,955	22,646

Total property, plant and equipment	254,795	252,484
Less accumulated depreciation	163,475	158,823

Net property, plant and equipment	91,320	93,661

Goodwill	117,341	117,341
Trademarks and tradenames, net	58,666	58,765
Customer lists, net	15,853	17,547
Deferred finance charges, net	324	648
Other assets	3,448	3,368

Total assets	$484,531	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	November 30,	February 28,
	2011	2011
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities

Accounts payable	$21,845	$18,868
Accrued expenses
Employee compensation and benefits	15,876	16,503
Taxes other than income	359	585
Federal and state income taxes payable	1,003	2,935
Other	4,964	7,621
Current installments of long-term debt	50,000	586

Total current liabilities	94,047	47,098

Long-term debt	—	50,000
Liability for pension benefits	3,278	2,048
Deferred income taxes	24,122	25,379
Other liabilities	793	1,520

Total liabilities	122,240	126,045

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2011	75,134	75,134
Additional paid in capital	121,123	121,306
Retained earnings	250,571	234,636
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(932)	1,727
Unrealized loss on derivative instruments, net of taxes	—	(372)
Minimum pension liability, net of taxes	(9,803)	(9,803)

Total accumulated other comprehensive income (loss)	(10,735)	(8,448)

Treasury stock
Cost of 4,133,518 shares at November 30, 2011 and 4,197,567 shares at February 28, 2011	(73,802)	(74,945)

Total shareholders’ equity	362,291	347,683

Total liabilities and shareholders’ equity	$484,531	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2011	2010	2011	2010
Net sales	$121,846	$134,817	$395,488	$418,592
Cost of goods sold	91,663	98,298	291,510	300,185

Gross profit margin	30,183	36,519	103,978	118,407

Selling, general and administrative	19,094	20,971	58,398	62,494
Gain from disposal of assets	(8)	—	(133)	—

Income from operations	11,097	15,548	45,713	55,913

Other income (expense)
Interest expense	(405)	(214)	(1,887)	(972)
Other, net	318	(148)	313	(119)

	(87)	(362)	(1,574)	(1,091)

Earnings before income taxes	11,010	15,186	44,139	54,822

Provision for income taxes	4,118	5,543	16,111	20,010

Net earnings	$6,892	$9,643	$28,028	$34,812

Weighted average common shares outstanding
Basic	25,934,972	25,857,544	25,930,484	25,839,289

Diluted	25,954,399	25,907,168	25,955,104	25,884,606

Per share amounts
Net earnings—basic	$0.27	$0.37	$1.08	$1.35

Net earnings—diluted	$0.27	$0.37	$1.08	$1.34

Cash dividends per share	$0.155	$0.155	$0.465	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	November 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$28,028	$34,812
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,174	6,175
Amortization of deferred finance charges	324	323
Amortization of tradenames and customer lists	1,797	1,800
Gain from disposal of assets	(133)	—
Bad debt expense	69	1,367
Stock based compensation	762	794
Deferred income taxes	(11)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	12,798	2,895
Prepaid expenses	(1,121)	2,478
Inventories	(20,375)	(22,641)
Other current assets	21	—
Other assets	(84)	107
Accounts payable and accrued expenses	(2,788)	1,807
Other liabilities	(727)	(752)
Prepaid pension asset	1,230	1,477

Net cash provided by operating activities	26,964	30,642

Cash flows from investing activities:
Capital expenditures	(5,304)	(28,914)
Purchase of businesses, net of cash acquired	(5,986)	(2,237)
Proceeds from disposal of plant and property	229	4

Net cash used in investing activities	(11,061)	(31,147)

Cash flows from financing activities:
Borrowings on debt	—	10,000
Dividends	(12,093)	(12,040)
Purchase of treasury stock	(2)	(2)
Proceeds from exercise of stock options	200	24

Net cash used in financing activities	(11,895)	(2,018)

Effect of exchange rate changes on cash	448	(232)

Net change in cash	4,456	(2,755)
Cash at beginning of period	12,305	21,063

Cash at end of period	$16,761	$18,308

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended November 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, from which the accompanying consolidated balance sheet at February 28, 2011 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. The new guidance will be effective for annual goodwill impairment tests performed for fiscal years beginning after December 31, 2011 which will be the Company’s fiscal year beginning March 1, 2012.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table represents the activity in the Company’s allowance for doubtful receivables for the three and nine months ended (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,833	$4,900	$4,814	$4,446
Bad debt expense	(473)	63	69	1,367
Recoveries	12	11	184	46
Accounts written off	(36)	(380)	(731)	(1,265)
Foreign currency translation	(3)	—	(3)	—

Balance at end of period	$4,333	$4,594	$4,333	$4,594

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2011	2011
Raw material	$11,985	$11,237
Work-in-process	9,627	13,453
Finished goods	99,942	75,673

	$121,554	$100,363

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

FOR THE PERIOD ENDED NOVEMBER 30, 2011

4. Goodwill and Other Intangible Assets-continued

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $58.5 million at November 30, 2011 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	$000,000	$000,000	$000,000
	Gross
	Carrying	Accumulated
As of November 30, 2011	Amount	Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,106	$128
Customer lists	29,957	14,104	15,853
Noncompete	500	499	1

	$31,691	$15,709	$15,982

As of February 28, 2011
Amortized intangible assets (in thousands)
Tradenames	$1,234	$1,007	$227
Customer lists	29,957	12,410	17,547
Noncompete	500	495	5

	$31,691	$13,912	$17,779

	$000,000	$000,000
	November 30,	February 28,
	2011	2011
Non-amortizing intangible assets (in thousands)
Trademarks	$58,538	$58,538

Aggregate amortization expense for the nine months ended November 30, 2011 and 2010 was $1.8 million.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2012	$2,396
2013	2,352
2014	2,259
2015	2,141
2016	2,083
2017	2,083

There have been no changes to the amount of the Company’s goodwill during the reporting periods covered. The balance of goodwill was $117,341 ($42,792 – Print Segment and $74,549 – Apparel Segment) as of November 30, 2011 and February 28, 2011.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

5. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2011	February 28, 2011
Accrued taxes	$272	$229
Accrued legal and professional fees	860	499
Accrued interest	95	158
Accrued utilities	45	1,038
Accrued repairs and maintenance	775	684
Accrued construction retainage	1,811	2,020
Accrued phantom stock obligation	437	452
Accrued acquisition related obligations	230	243
Other accrued expenses	439	2,298

	$4,964	$7,621

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

The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(586,000), $(372,000), net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and nine months ended November 30, 2011, the Company incurred an additional $0 and $571,000, respectively, in interest expense related to the Swap.

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

Level 1—	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves

Level 3—	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its Swap.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

7. Fair Value of Financial Instruments-continued

The following table summarizes financial liabilities measured at fair value on a recurring basis as of February 28, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no financial assets or liabilities measured at fair value at November 30, 2011.

	$000,000	$000,000	$000,000	$000,000
	February 28,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(586)	$—	$(586)	$—

	$(586)	$—	$(586)	$—

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30, 2011	February 28, 2011
Revolving credit facility	$50,000	$50,000
Interest rate swap	—	586

	50,000	50,586
Less current installments	50,000	—

Long-term debt	$—	$50,586

On August 18, 2009, the Company entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.52% at November 30, 2011 and 2.51% at November 30, 2010), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of November 30, 2011, the Company had $50.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $96.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of November 30, 2011. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

During the first quarter of this fiscal year, the Company reclassified its obligations due under the Facility from a long-term obligation to a short-term obligation as the maturity of the current Facility is within one year. The Company intends to renew this Facility and extend the maturity date before its expiration. The Company capitalized $0.5 million and $1.2 million of interest expense for the three and nine months ended November 30, 2010 relating to the construction of its apparel manufacturing facility in Agua Prieta, Mexico. There was no interest expense capitalized for the three and nine months ended November 30, 2011 as construction was substantially complete at the beginning of fiscal year 2012.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

9. Shareholders’ Equity

Comprehensive income is defined as all changes in equity during a period, except for those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2011	2010	2011	2010
Net earnings	$6,892	$9,643	$28,028	$34,812
Foreign currency translation adjustment, net of deferred taxes	(2,790)	774	(2,659)	260
Unrealized gain on derivative instruments, net of deferred taxes	—	232	372	578

Comprehensive income	$4,102	$10,649	$25,741	$35,650

Changes in shareholders’ equity accounts for the nine months ended November 30, 2011 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683
Net earnings	—	—	—	28,028	—	—	—	28,028
Foreign currency translation, net of deferred tax of $(1,528)	—	—	—	—	(2,659)	—	—	(2,659)
Unrealized gain on derivative instruments, net of deferred tax benefit of $214	—	—	—	—	372	—	—	372

Comprehensive income								25,741
Dividends declared
($.465 per share)	—	—	—	(12,093)	—	—	—	(12,093)
Stock based compensation	—	—	762	—	—	—	—	762
Exercise of stock options and restricted stock grants	—	—	(945)	—	—	64,149	1,145	200
Stock repurchases	—	—	—	—	—	(100)	(2)	(2)

Balance November 30, 2011	30,053,443	$75,134	$121,123	$250,571	$(10,735)	(4,133,518)	$(73,802)	$362,291

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last fiscal year or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 100 shares of common stock during the nine months ended November 30, 2011.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2011, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (“Plan”). The Company has 1,097,854 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

10. Stock Option Plan and Stock Based Compensation-continued

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2011 and 2010, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $263,000 ($166,000 net of tax), and $187,000 ($119,000 net of tax), respectively. For the nine months ended November 30, 2011 and 2010, the Company had compensation expenses related to share based compensation of $762,000 ($484,000 net of tax), and $794,000 ($504,000 net of tax), respectively.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2011:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at February 28, 2011	261,900	$14.31	6.5	$757
Granted	82,743	17.57
Terminated	—	—
Exercised	(20,700)	9.66

Outstanding at November 30, 2011	323,943	$15.44	6.6	$479

Exercisable at November 30, 2011	154,532	$15.38	4.5	$213

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2011 and 2010:

	November 30,
	2011	2010
Expected volatility	43.76%	34.63%
Expected term (years)	3	3
Risk free interest rate	1.16%	1.58%
Dividend yield	3.66%	4.24%

Weighted average grant-date fair value	$4.24	$3.35

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	$0000000	$0000000	$0000000	$0000000
	Three months ended		Nine months ended
	November 30,		November 30,
	2011	2010	2011	2010
Total cash received	$—	$24	$200	$24
Income tax benefits	—	—	—	—
Total grant-date fair value	—	3	35	3
Intrinsic value	—	28	156	28

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

10. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 28, 2011, and changes during the nine months ended November 30, 2011 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 28, 2011	133,750	$2.41
New grants	82,743	4.24
Vested	(47,082)	2.36
Forfeited	—	—

Unvested at Noveber 30, 2011	169,411	$3.31

As of November 30, 2011, there was $414,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.9 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2011 was $699,000.

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2011	80,823	$15.59
Granted	93,959	17.57
Terminated	—	—
Vested	(43,449)	15.34

Outstanding at November 30, 2011	131,333	$17.09

As of November 30, 2011, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.7 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2011

11. Employee Benefit Plans-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$304	$304	$911	$911
Interest cost	631	654	1,892	1,963
Expected return on plan assets	(804)	(765)	(2,411)	(2,296)
Amortization of:
Prior service cost	(36)	(37)	(108)	(109)
Unrecognized net loss	315	336	946	1,008

Net periodic benefit cost	$410	$492	$1,230	$1,477

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 29, 2012, the minimum required contribution to the plan is approximately $1.4 million. The Company has satisfied the first three quarterly installments towards the minimum required contribution by electing to apply a portion of its available Funding Standard Carryover Balance; thus, no cash contributions have been made to the plan during the first three quarters of the fiscal year. However, the Company does expect to make a cash contribution to the plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2012, which will be more than sufficient to meet the minimum funding requirement for the year. The Company contributed $3.0 million to its pension plan during fiscal year 2011.

12. Earnings per share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three and nine months ended November 30, 2011, 232,443 and 196,443 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and nine months ended November 30, 2010, 93,700 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock for the period. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended November 30,		Nine months ended November 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	25,934,972	25,857,544	25,930,484	25,839,289
Effect of dilutive options	19,427	49,624	24,620	45,317

Diluted weighted average common shares outstanding	25,954,399	25,907,168	25,955,104	25,884,606

Per share amounts:
Net earnings – basic	$0.27	$0.37	$1.08	$1.35

Net earnings – diluted	$0.27	$0.37	$1.08	$1.34

Cash dividends	$0.155	$0.155	$0.465	$0.465

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

13. Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 57% and 52% of the Company’s consolidated net sales for the three and nine months ended November 30, 2011, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 40 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

The Apparel Segment, which accounted for 43% and 48% of the Company’s consolidated net sales for the three and nine months ended November 30, 2011, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and nine months ended November 30, 2011 and 2010 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended November 30, 2011:
Net sales	$69,216	$52,630	$—	$121,846
Depreciation	1,286	944	98	2,328
Amortization of identifiable intangibles	232	367	—	599
Segment earnings (loss) before income tax	11,027	4,098	(4,115)	11,010
Segment assets	136,757	326,982	20,792	484,531
Capital expenditures	487	634	14	1,135

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

13. Segment Information and Geographic Information-continued

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended November 30, 2010:
Net sales	$69,516	$65,301	$—	$134,817
Depreciation	1,356	480	187	2,023
Amortization of identifiable intangibles	232	367	—	599
Segment earnings (loss) before income tax	11,342	8,240	(4,396)	15,186
Segment assets	139,228	311,284	19,270	469,782
Capital expenditures	476	5,189	7	5,672

Nine months ended November 30, 2011:
Net sales	$205,542	$189,946	$—	$395,488
Depreciation	3,740	3,110	324	7,174
Amortization of identifiable intangibles	697	1,100	—	1,797
Segment earnings (loss) before income tax	33,970	21,728	(11,559)	44,139
Segment assets	136,757	326,982	20,792	484,531
Capital expenditures	1,958	3,319	27	5,304

Nine months ended November 30, 2010:
Net sales	$206,452	$212,140	$—	$418,592
Depreciation	4,144	1,467	564	6,175
Amortization of identifiable intangibles	700	1,100	—	1,800
Segment earnings (loss) before income tax	35,705	32,363	(13,246)	54,822
Segment assets	139,228	311,284	19,270	469,782
Capital expenditures	1,859	27,035	20	28,914

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	$000000	$000000	$000000	$000000
	United States	Canada	Mexico	Total
Three months ended November 30, 2011:
Net sales to unaffiliated customers
Print Segment	$69,216	$—	$—	$69,216
Apparel Segment	47,876	4,474	280	52,630

	$117,092	$4,474	$280	$121,846

Identifiable long-lived assets
Print Segment	$37,631	$—	$—	$37,631
Apparel Segment	522	29	49,544	50,095
Corporate	3,594	—	—	3,594

	$41,747	$29	$49,544	$91,320

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

13. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended November 30, 2010:
Net sales to unaffiliated customers
Print Segment	$69,516	$—	$—	$69,516
Apparel Segment	58,819	6,067	415	65,301

	$128,335	$6,067	$415	$134,817

Identifiable long-lived assets
Print Segment	$36,799	$—	$—	$36,799
Apparel Segment	23,664	32	25,520	49,216
Corporate	4,050	—	—	4,050

	$64,513	$32	$25,520	$90,065

Nine months ended November 30, 2011:
Net sales to unaffiliated customers
Print Segment	$205,542	$—	$—	$205,542
Apparel Segment	173,989	15,235	722	189,946

	$379,531	$15,235	$722	$395,488

Nine months ended November 30, 2010:
Net sales to unaffiliated customers
Print Segment	$206,452	$—	$—	$206,452
Apparel Segment	192,141	18,282	1,717	212,140

	$398,593	$18,282	$1,717	$418,592

14. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended November 30,
	2011	2010
Interest paid	$1,950	$2,156
Income taxes paid	$17,943	$14,578

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2011

15. Concentrations of Risk-continued

unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria. At November 30, 2011, the Company had $0.3 million in Canadian and $1.6 million in Mexican bank accounts.

16. Subsequent Events

On December 16, 2011, the Board of Directors of Ennis, Inc. declared a 15  1/2 cents a share quarterly dividend to be payable on January 30, 2012 to shareholders of record on January 9, 2012.

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

Print Segment

The Print Segment, which represented 57% and 52% of our consolidated net sales for the three and nine months ended November 30, 2011, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 40 manufacturing locations throughout the United States in 17 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM and Calibrated Forms®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels);

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

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

The printing industry generally sells its products in two ways. One market direction is to sell predominately to end users, and is dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelley), Standard Register, and Cenveo. The other market direction, which the Company primarily serves, sells forms and other business products through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.

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

Our Print Business Challenges—In our Print segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print on demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the recent downturn in the economy and credit markets which created highly competitive conditions in an already over-supplied, price-competitive industry, continue to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:

•	Transformation of our portfolio of products

•	Excess production capacity and price competition within our industry

•	Continued economic uncertainties

The following is a discussion of these business challenges and our strategy for managing their effect on our print business.

Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new opportunities for growth for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. We currently have many innovative products, such as our recently introduced healthcare wristbands, secure document solutions, and innovative in-mold label offerings, which address important business needs, and we feel are positioned for growth. In addition, we will continue to look for new market opportunities and niches, such as our addition of our envelope offerings and long run integrated

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.

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

Despite a continued competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual relationships with some of our customers. We expect this trend to continue, however, any downturn in the economy or continued protraction of the current recovery may limit our ability to recover all these costs. As such, we will continue to focus our efforts on effectively managing and controlling our product costs to minimize the effects of the foregoing on our operational results, primarily through the use of forecasting models, and production and costing models. However, an inherent risk in this process is that our assumptions are inaccurate, which could have a negative impact on our reported profit margins.

Continued economic uncertainties – As a result of the past recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during those fiscal years as well during most of fiscal year 2011. Although we have seen improvement in some economic indicators, a weak domestic job market, global economic instability and protracted anemic domestic economic recovery will continue to present a challenging environment for revenue growth. As we cannot predict the pace of the economic recovery or its continuance or the affects of global economic instability, we will continue to be focused on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have a proven history of managing our costs and wouldn’t expect this to change in the future.

Apparel Segment

The Apparel Segment represented 43% and 48% of our consolidated net sales for the three and nine months ended November 30, 2011, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 91% domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

Effective July 2011, the Apparel Segment operates in one manufacturing facility located in Agua Prieta, Mexico. Previously the Apparel Segment operated in two manufacturing facilities, one in California (leased), and one in Mexico (owned). In addition, the Apparel Segment currently has five cut/sew facilities in Mexico (1 in Agua Prieta, 2 in Ensenada, and 2 in Hermosillo). In addition to its own cut and sew facilities, Alstyle also uses outsourced manufacturers located in El Salvador from time to time to supplement a portion of the cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchased during the current quarter approximately 67% of our cotton and yarn from one supplier.

Our Apparel Business Challenges – In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment had improved some, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen some recent softness in the market due to destocking strategies and current economic uncertainties both domestically and internationally. Whether the current softness in the market is just a temporary situation or one we will have to manage through for an extended period of time is unknown. However, such uncertainty and volatility in the marketplace could have unanticipated adverse effects on our business during the remainder of fiscal 2012 and beyond. In addition, the current spot price of cotton has contributed negatively to an already competitive marketplace and made it even more difficult for large manufacturers to maintain their margins given the high cost of cotton in their finished goods inventory. While current spot prices on various input costs are down somewhat from comparable periods, most larger manufacturers costs in their finished goods inventory are at pricing points considerable higher. These higher input costs will need to be worked through before the current lower costs can start having a positive impact on our operational results. Until then, we will continue to see an increase in these costs in our operational results until we are able to work through the existing inventories, which will continue to present a challenging environment for the remainder of fiscal year 2012 and into the first part of fiscal 2013. The duration of this time period will be impacted by any continued softness in the market. As such, our operational costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or current economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2012 and 2013:

•	Cotton prices

•	New manufacturing facility

•	Continued economic uncertainties

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

Cotton prices – Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. During calendar year 2010, cotton prices hit their highest levels in 140 years. While there has been some abatement in prices of late, spot and future prices are still at levels significantly higher than historical averages. Whether or not prices will stay at current levels for a sustained period of time, or continue to recede, is unknown. For the current quarter, our effective cost of cotton flowing into our operational results was 100% higher than during the comparable period last year. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Due to the high price of cotton during calendar year 2010, Alstyle, like most large manufacturers, was relatively short with respect to their cotton purchases entering calendar year 2011. However, during the middle part of the calendar year 2011 most large manufacturers locked in cotton contracts in order to guarantee an uninterrupted supply of cotton and price stability. Unfortunately, these locked in prices are now significantly higher than the current spot price of cotton. While we believe we are competitive with other large apparel manufacturers in the United States, with the recent influx of cotton from India and other global markets, many of the smaller manufacturers who didn’t have the financial capacity to enter into longer term contracts are now able to compete on a favorable basis due to their lower input cost. We view this as a short-term event, as the costs incurred for materials are capitalized into inventory and impacts a company’s operating results as the inventory is sold. As such, Alstyle’s and most large manufacturers’ peak cotton costs should be flowing into their operational results currently and over the next few quarters depending on their inventory turns. We feel this is a temporary situation, and one that all large manufacturers like Alstyle will need to manage through. Over the past year, while never fully offsetting the input cost increases, the market had absorbed a certain level of price increase. However, recently competitive pressures have started to have a negative impact of selling prices in the market place. In order to protect market share and production levels, some large manufacturers have instituted stock-restock rebate programs and announced price decreases. At the same time, they will have to manage their highest cost of cotton in their finished goods inventory. These factors, along with domestic and international economic uncertainties will make the next several quarters extremely challenging to navigate through, and definite margin compression should be expected until the current spot cotton pricing starts to flow through larger manufacturers cost of sales.

New manufacturing facility – The new manufacturing facility in Agua Prieta, Mexico (“AP”) is fully operational and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to this facility. We began producing fabric from this facility during the first quarter of this fiscal year and current production levels are on target with our original estimates. We estimate the negative impact associated with the start-up/ramp-up of the new facility and the shut-down of the Anaheim facility was in line with our previous estimates of approximately $7.5 to $8.5 million ($3.2 to $3.9 million impacting the current year’s operational results). We believe the negative operational impact of this facility during the current quarter was minimal. While the transition from Anaheim to AP has been completed, much still needs to be accomplished, such as the installation of transitioned equipment and improving the operational efficiency factors, which we believe will continue to occur over the coming quarters as experience and production levels increase.

Continued economic uncertainties – As a result of the recessionary conditions of 2009 and 2010, the economic climate has been and continues to be volatile and challenging both domestically and internationally. Decreased demand and intense price competition resulted in significant declines in revenues during fiscal year 2009 and 2010. Although we saw an increase in our apparel revenues during fiscal year 2011 due to improving economic conditions, we have of late seen some softness in the market. Whether this is due to the protracted domestic economic recovery, recent international uncertainties or destocking of retailers/distributors and screen-printers in anticipation of lower

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

pricing is unknown at this time. International instability and continued domestic economic issues (i.e., high unemployment, housing sector weakness, etc.) continue to take a toll on the already fragile domestic economic environment. In addition to the foregoing, the recent decline in spot pricing of cotton has also given some retailers/distributors and screen-printers reason to pause or be judicious with their replenishment orders. As such, we have seen some softness in the market during the current and previous quarter. Whether this is temporary or one we will have to manage through for sometime is unknown. A prolonged softness in the market could have a negative impact on our revenues, operational results and lengthen the time it takes us to manage through our current inventory position.

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

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of November 30, 2011, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2012.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions caused by a recession, protracted recovery there from, or other factors may indicate a potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2011, and we concluded that no impairment charge was necessary. At November 30, 2011, our goodwill and other intangible assets were approximately $117.3 million and $74.5 million, respectively.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

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

As of November 30, 2011, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Three unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 68% of the manufactured product cost at current pricing levels. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 67% of Alstyle’s yarn requirements during the quarter and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.

Both cotton and paper are commodities that are subject to periodic increases or decreases in price, sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. During fiscal year 2010, spot cotton prices increased significantly, however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices have remained at these levels for a sustained period of time, most of these favorable forward contracts have expired and higher cotton costs are starting to impact all manufacturers’ inventory costs. When cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability could have a material adverse effect on our results of operations.

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

In addition, all Alstyle’s knit and dye operations are now located in one facility in Agua Prieta, Mexico. Any disruptions in operations through any of the above factors, as well as others, could have a material adverse effect on the Company’s operational results.

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

The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico, and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle manufactures all of its products in the Agua Prieta manufacturing plant and performs substantially all of its cutting and sewing in five plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle did not outsource any of its production to outside contract manufacturers during the quarter, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.

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

Our new manufacturing facility was built to capture anticipated future growth and savings in production costs over our cost structure in Anaheim, CA. Should such growth or production savings not materialize, such events may impact our ability to achieve our expected return and/or could negatively impact our operational results and financial condition.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2011

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

FOR THE PERIOD ENDED NOVEMBER 30, 2011

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At November 30, 2011, our goodwill and other intangible assets were approximately $117.3 million and $74.5 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $2.8 million and $7.7 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2011 as compared to $2.7 million and $8.7 million during the three and nine months ended November 30, 2010.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:

•	Consolidated Summary — this section provides an overview of our consolidated results of operations for the three and nine months ended November 30, 2011 and 2010.

•	Segment Operating Results — this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated	Three Months Ended November 30,				Nine Months Ended November 30,
Statements of Earnings — Data	2011		2010		2011		2010
Net sales	$121,846	100.0%	$134,817	100.0%	$395,488	100.0%	$418,592	100.0%
Cost of goods sold	91,663	75.2	98,298	72.9	291,510	73.7	300,185	71.7

Gross profit margin	30,183	24.8	36,519	27.1	103,978	26.3	118,407	28.3
Selling, general and administrative	19,094	15.7	20,971	15.6	58,398	14.7	62,494	14.9
Gain from disposal of assets	(8)	—	—	—	(133)	—	—	—

Income from operations	11,097	9.1	15,548	11.5	45,713	11.6	55,913	13.4
Other expense, net	(87)	(0.1)	(362)	(0.2)	(1,574)	(0.4)	(1,091)	(0.3)

Earnings before income taxes	11,010	9.0	15,186	11.3	44,139	11.2	54,822	13.1
Provision for income taxes	4,118	3.3	5,543	4.1	16,111	4.1	20,010	4.8

Net earnings	$6,892	5.7%	$9,643	7.2%	$28,028	7.1%	$34,812	8.3%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

Three Months ended November 30, 2011 compared to Three Months ended November 30, 2010

Net Sales. Our sales decreased by $13.0 million, or 9.6% from $134.8 million for the three months ended November 30, 2010 to $121.8 million for the current quarter. The drop in our sales during the quarter related to our apparel sales, which were off $12.7 million. Our apparel sales during the quarter were impacted by economic uncertainties and negative consumer sentiment. This coupled with the current spot price of cotton caused the destocking of inventories at the retail/distributor and screen-printers levels, which had the effect of putting downward pressure on unit selling prices as manufacturers attempted to maintain capacity utilization.

Cost of Goods Sold. Our manufacturing costs decreased by $6.6 million from $98.3 million for the three months ended November 30, 2010 to $91.7 million for the current quarter, or 6.7%. Our gross profit margin decreased from 27.1% for the three months ended November 30, 2010 to 24.8% for the three months ended November 30, 2011 due to the decline on our apparel margin during the quarter which decreased from 26.3% to 20.8%. The decline on our apparel margin during the quarter was caused by higher input costs (i.e., mainly cotton) and competitive pressures on selling prices.

Selling, general and administrative expense. For the three months ended November 30, 2011, our selling, general and administrative expenses were $19.1 million, or 15.7% of sales, compared to $21.0 million, or 15.6% of sales for the three months ended November 30, 2010, or a decrease of approximately $1.9 million, or 9.0%. We were able to reduce our selling, general and administrative expenses on both a dollar and percent of sales basis during the current quarter through various cost reduction initiatives and a reduction in our bad debt expense, due to increased collection efforts and an overall improved aging of our accounts receivables.

Gain from disposal of assets. The gain from disposal of assets of $8,000 during the quarter related to the sale of unused manufacturing equipment. There was no gain or loss from the disposal of assets for the three months ended November 30, 2010.

Income from operations. Our income from operations for the three months ended November 30, 2011 was $11.1 million or 9.1% of sales, as compared to $15.5 million, or 11.5% of sales for the three months ended November 30, 2010, a decrease of $4.4 million, or 28.4%. The decrease in our operational earnings during the current period was primarily related to our decreased apparel revenues and apparel gross profit margin.

Other income and expense. Interest expense increased from $0.2 million for the three months ended November 30, 2010 to $0.4 million for the three months ended November 30, 2011. The increase in our interest expense on a comparable basis related to the portion of our interest capitalized in connection with the construction of our manufacturing facility. For the quarter ended November 30, 2010, we capitalized $0.5 million in interest, whereas during the current quarter, as construction was complete, we did not capitalize any of our interest expense.

Provision for income taxes. Our effective tax rate was 37.4% for the three months ended November 30, 2011 compared to 36.5% for the three months ended November 30, 2010. The increase in our effective tax rate during the current period related to a reduction in the benefit associated with our Domestic Production Activities Deduction, which was caused by the moving of our apparel manufacturing from the United States to Mexico.

Net earnings. Due to the above factors, our net earnings for the three months ended November 30, 2011 was $6.9 million, or 5.7% of sales, as compared to $9.6 million, or 7.2% of sales for the three months ended November 30, 2010. Our basic earnings per share were $0.27 per share for the three months ended November 30, 2011, as compared to $0.37 per share for the three months ended November 30, 2010. Our diluted earnings per share were $0.27 per share for the three months ended November 30, 2011, as compared to $0.37 per share for the three months ended November 30, 2010.

Nine Months ended November 30, 2011 compared to Nine Months ended November 30, 2010

Net Sales. Net sales for the nine months ended November 30, 2011 were $395.5 million compared to $418.6 million for the nine months ended November 30, 2010, a decrease of $23.1 million, or 5.5%. Our sales decline for the period related primarily to the decline in our apparel sales which was off $22.2 million, or 10.5% due to factors previously discussed.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

Cost of Goods Sold. Our manufacturing costs decreased by $8.7 million from $300.2 million, or 71.7% of sales for the nine months ended November 30, 2010 to $291.5 million, or 73.7% of sales for the comparable period this year. Our gross margins, as a percentage of sales, decreased from 28.3% for the nine months ended November 30, 2010 to 26.3% for the nine months ended November 30, 2011 due to continued higher input costs and competitive pressures on selling prices associated with our Apparel Segment.

Selling, general and administrative expense. For the nine months ended November 30, 2011, our selling, general and administrative expenses were $58.4 million compared to $62.5 million for the nine months ended November 30, 2010, or a decrease of approximately $4.1 million or 6.6% due to various cost control initiatives and lower bad debt expense, which is the result of increased collection efforts and improved accounts receivable aging. As such, as a percentage of sales, selling, general and administrative expenses decreased from 14.9% to 14.7% for the periods ended November 30, 2010 and 2011, respectively.

Gain from disposal of assets. The gain from disposal of assets of $133,000 for the nine months ended November 30, 2011 resulted primarily from the sale of unused manufacturing equipment during the period. There was no gain or loss from the disposal of assets for the nine months ended November 30, 2010.

Income from operations. Our income from operations for the nine months ended November 30, 2011 was $45.7 million, or 11.6% of sales compared to $55.9 million, or 13.4% of sales for the same period last year, or a decrease of $10.2 million, or 18.2%. The decrease in our operational earnings during the current period was primarily related to our decreased apparel sales and apparel gross profit margin.

Other income and expense. Our interest expense increased from $1.0 million for the nine months ended November 30, 2010 to $1.9 million for the nine months ended November 30, 2011. For the period ended November 30, 2010, we capitalized $1.2 million in interest expense relating to our Agua Prieta, Mexico construction project, whereas during the current period, as construction was complete, we did not capitalize any of our interest expense.

Provision for income taxes. Our effective tax rate was 36.5% for the nine months ended November 30, 2010 and 2011.

Net earnings. Due to the above factors, our net earnings for the nine months ended November 30, 2011 was $28.0 million, or 7.1% of sales, compared to $34.8 million, or 8.3% of sales for the nine months ended November 30, 2010. Our basic earnings per share for the nine months ended November 30, 2011 was $1.08 per share compared to $1.35 per share for the nine months ended November 30, 2010. Our diluted earnings per share for the nine months ended November 30, 2011 was $1.08 per share compared to $1.34 for the nine months ended November 30, 2010.

Segment Operating Results

	Three months ended November 30,		Nine months ended November 30,
Net Sales by Segment (in thousands)	2011	2010	2011	2010
Print	$69,216	$69,516	$205,542	$206,452
Apparel	52,630	65,301	189,946	212,140

Total	$121,846	$134,817	$395,488	$418,592

Print Segment. Our net print sales, which represented 57% and 52% of our consolidated sales during the three and nine months ended November 30, 2011, were approximately $69.2 million and $205.5 million, respectively, compared to $69.5 million and $206.5 million for the three and nine months ended November 30, 2010, a decrease of $0.3 million for the quarter and a decrease of $1.0 million for the period. While our print sales continue to be challenged by technological and economic factors, we did see revenue growth in this segment on a sequential basis, which related principally to our acquisition and relative stability on a comparable quarter/period basis.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

Apparel Segment. Our net apparel sales, which represented 43% and 48% of our consolidated sales for the three and nine months ended November 30, 2011, were approximately $52.6 million and $189.9 million compared to approximately $65.3 million and $212.1 million for the three and nine months ended November 30, 2010, or a decrease of $12.7 million and $22.2 million, or 19.4% and 10.5%, respectively. Our apparel sales decreased during the current quarter due to decreased unit sales resulting from soft market conditions associated with reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery. In addition, we feel short term sales are being impacted by unrealistic retail and consumer expectations regarding selling prices due to the recent drop in commodity prices, which has caused the destocking of inventories at the retail/distributor and screen-print levels and added to competitive pressures in the marketplace as manufacturers try to maintain capacity utilization.

	Three months ended November 30,		Nine months ended November 30,
Gross Profit by Segment (in thousands)	2011	2010	2011	2010
Print	$19,239	$19,375	$58,340	$59,386
Apparel	10,944	17,144	45,638	59,021

Total	$30,183	$36,519	$103,978	$118,407

Print Segment. Our print gross profit margin (“margin”) as a percentage of sales decreased slightly from 27.9% to 27.8% for the three months ended November 30, 2010 and November 30, 2011, respectively. For the period our print margins declined from 28.8% to 28.4% for the nine months ended November 30, 2010 and November 30, 2011, respectively, due to product mix changes and higher raw material prices, which have not been fully passed along to our customers due to timing and market conditions, nor fully offset through continued operational improvements.

Apparel Segment. Our apparel gross profit margin (“margin”), as a percentage of sales, was 20.8% and 24.0% for the three and nine months ended November 30, 2011, respectively, as compared to 26.3% and 27.8% for the three and nine months ended November 30, 2010, respectively. Our apparel margin, as expected and as previously discussed, continues to be compressed through higher input costs and competitive pressures in the marketplace. While in previous quarters our apparel margins were also impacted by inefficiencies associated with the start-up of our new manufacturing facility in Agua Prieta, Mexico, we feel this had a minimal impact on our reported margins during the current quarter. Cotton, our largest input cost, during the quarter increased 100% over the comparable quarter in fiscal 2011. In addition, due to the current spot price of cotton the market saw inventory levels being adjusted down at the retail/distributor and screen-print levels which placed additional sell-side pressures on the marketplace as some manufacturers attempted to maintain their capacity utilization all of this at a time when the cost of cotton sitting in their finished goods inventory was at its highest level. As we have previously discussed, we anticipate margins will continue to be challenged in quarters to come as Alstyle and other large manufacturers manage their way through their current high cotton costs finished goods inventory level. The length of time it takes to manage through this higher cost position will be dependent upon how quickly these manufacturers can turn their finished goods inventory and start to recognize the current costing of cotton through their cost of sales.

	Three months ended November 30,		Nine months ended November 30,
Profit by Segment (in thousands)	2011	2010	2011	2010
Print	$11,027	$11,342	$33,970	$35,705
Apparel	4,098	8,240	21,728	32,363

Total	15,125	19,582	55,698	68,068
Less corporate expenses	4,115	4,396	11,559	13,246

Earnings before income taxes	$11,010	$15,186	$44,139	$54,822

Print Segment. Our print profit for the three and nine months ended November 30, 2011 was $11.0 million and $34.0 million, respectively, compared to $11.3 million and $35.7 million for the three and nine months ended November 30, 2010, respectively. As a percent of sales, our print profits decreased from 16.3% to 15.9% for the three months ended November 30, 2010 and 2011, respectively. Our Print profit decreased approximately $1.7

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

million, or 4.8%, from $35.7 million for the nine months ended November 30, 2010, to $34.0 million for the nine months ended November 30, 2011. As a percentage of sales, our print profits were 16.5% for the nine months ended November 30, 2011, as compared to 17.3% for the nine months ended November 30, 2010 due to our slightly lower print margin during the period.

Apparel Segment. As a result of the decrease in our apparel sales and margin, our apparel profit decreased approximately $4.1 million, from $8.2 million for the three months ended November 30, 2010 to $4.1 million for the three months ended November 30, 2011. As a percent of sales, our apparel profits were 7.8% for the three months ended November 30, 2011, compared to 12.6% for the comparable quarter last year. Our apparel profit decreased approximately $10.7 million, from $32.4 million for the nine months ended November 30, 2010 to $21.7 million for the nine months ended November 30, 2011 due to the same factors impacting our quarter. As a percent of sales, our apparel profits were 11.4% for the nine months ended November 30, 2011, compared to 15.3% for the nine months ended November 30, 2010.

Liquidity and Capital Resources

	November 30,	November 30,	November 30,
	November 30,	February 28,
(Dollars in thousands)	2011	2011	Change
Working Capital	$103,532	$135,300	-23.5%
Cash	$16,761	$12,305	36.2%

Working Capital. Our working capital decreased by approximately $31.8 million, or 23.5% from $135.3 million at February 28, 2011 to $103.5 million at November 30, 2011. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 3.9 to 1.0 at February 28, 2011 to 2.1 to 1.0 at November 30, 2011. Both of these are related to the reclassification of our outstanding borrowings under our line of credit facility from long-term to short-term. We consider this to be a temporary situation and one that will be cured once we either renew our borrowing arrangement with our current lender or obtain financing from a new lender.

	November 30,	November 30,	November 30,
	Nine months ended November 30,
(Dollars in thousands)	2011	2010	Change
Net Cash provided by operating activities	$26,964	$30,642	-12.0%
Net Cash used in investing activities	$(11,061)	$(31,147)	-64.5%
Net Cash used in financing activities	$(11,895)	$(2,018)	489.4%

Cash flows from operating activities. Cash provided by operating activities decreased by $3.7 million from $30.6 million for the nine months ended November 30, 2010 to $27.0 million for the nine months ended November 30, 2011. Besides the negative impact of our lower earnings on our operational cash flow during the period, we used working capital during the period to increase our apparel inventory which was caused primarily by higher raw material costs. We were able to offset this use of cash through improved management of our receivables and payables. We expect these higher input costs are now behind us and our operational cash should improve as we sell through the higher priced cotton now residing in our apparel inventory and replace it with lower priced cotton.

Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures and the purchase of a certain business operations for $6.0 million, decreased by $20.1 million, from $31.1 million for the nine months ended November 30, 2010 to $11.1 million for the nine months ended November 30, 2011. The decrease in our capital expenditures relates primarily to the fact that our new Apparel manufacturing facility located in Agua Prieta, Mexico was substantially complete at the beginning of this fiscal year.

Cash flows from financing activities. We used $11.9 million in cash for financing activities this period, compared to $2.0 million for the same period last year. This related primarily to the payment of dividends of $12.1 million and $12.0 million for the nine months ending November 30, 2011 and 2010, respectively. In addition, we borrowed (provided) $10.0 million against our revolving credit line during the nine months ended November 30, 2010 which related to our inventory build of finished goods at our Apparel Segment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

Credit Facility. On August 18, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2012. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.0% to 3.5% (LIBOR + 2.25% or 2.52% at November 30, 2011 and 2.51% at November 30, 2010), depending on our total funded debt to EBITDA ratio, as defined. As of November 30, 2011, we had $50.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $96.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of November 30, 2011. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

We did not pay any additional amounts on the revolver for the nine months ended November 30, 2011. It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.

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

On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which matured on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79%. The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(586,000), $(372,000), net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet in current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income.

Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). For the current fiscal year ending February 29, 2012, the minimum required contribution to the plan is approximately $1.4 million. We have satisfied the first three quarterly installments towards the minimum required contribution by electing to apply a portion of our available Funding Standard Carryover Balance: thus, no cash contributions have been made to the plan during the first three quarters of the fiscal year. However, we do expect to make a cash contribution to the plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2012, which will be more than sufficient to meet the minimum funding requirement for the year. We made contributions of $3.0 million to our pension plan during fiscal year 2011. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2011, we had an unfunded pension liability recorded on our balance sheet of $3.3 million.

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

Capital Expenditures – We expect our capital requirements for the remainder of fiscal 2012, exclusive of capital required for possible acquisitions will be in-line with historical levels and will be funded through existing cash flows. We would expect our capital requirement for fiscal 2013, exclusive of capital required for possible acquisitions to also be in-line with our historical levels of between $4.0 million and $5.0 million, which we would also expect to fund through existing cash flows.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

We rely on our cash flows generated from operations and the borrowing capacity under our Facility to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our pension plan, and the payment of dividends to our shareholders. While we expected, the higher input costs associated with our apparel inventory to have a negative impact on our cash flows during the period, we expect to be able to continue to manage our working capital levels and capital expenditure amounts to maintain sufficient levels of liquidity and expect to generate sufficient cash flows from operations supplemented by our Facility as required to cover our operating and capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2011 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $50.0 million at November 30, 2011. We had entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt, but this arrangement expired July 22, 2011, as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2011 would be approximately $0.5 million.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2011 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Under the stock repurchase plan which was approved by the Board in October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. As of December 29, 2011, the Company repurchased 96,000 shares for an aggregate consideration of approximately $1.0 million. There is a maximum amount of approximately $4.0 million that may yet be used to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 100 shares of common stock during the nine months ended November 30, 2011.

Items 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

Exhibit Number	Description

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective June 30, 2011 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, filed on December 29, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith

**	Furnished herewith

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: December 29, 2011	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and
President

Date: December 29, 2011	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective June 30, 2011 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit Number	Description

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, filed on December 29, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith

**	Furnished herewith

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.