Form 10-K
period 2012-02-29
ENNIS, INC.
filed 2012-05-11
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2011 was approximately $401.0 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2012 was 26,152,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 29, 2012

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

On February 10, 2012, we acquired certain assets of PrintXcel and Printegra Corporation (“Printegra”) for $40.0 million plus assumed certain trade liabilities. The acquisition was funded by a draw down on our line of credit facility. The combined sales of the purchased operations were $74.4 million during the most recent twelve month period ended December 31, 2011. The acquisition will continue its operations under their respective trade names of PrintXcel and Printegra. The acquisition will expand our pressure seal capabilities and will also expand our high color commercial print capabilities and business check product lines which will be sold through our independent distributor network.

On September 30, 2011, we purchased all of the outstanding stock of PrintGraphics, LLC (“PrintGraphics”), as well as the associated land and buildings for $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa, The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010. The acquisition of PrintGraphics continues the strategy of targeted growth in our print segment of products to further service our existing customer base.

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments – Print and Apparel. For additional financial information concerning segment reporting, please see Note 15 of the Notes to the Consolidated Financial Statements beginning on page F-26 included elsewhere herein, which information is incorporated herein by reference.

Print Segment

The Print Segment, which represented 54%, 50%, and 55% of our consolidated net sales for the fiscal years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 20 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™ and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user), as does Adams-McClure, where sales are generally through advertising agencies.

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelley), Standard Register, and Cenveo, or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine Ennis’ share of the total business products market, management believes Ennis is one of the largest producers of business forms in the United States distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.

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

Apparel Segment

The Apparel Segment represented 46%, 50%, and 45% of our consolidated net sales for the fiscal years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 92% domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

Effective July 2011, the Apparel Segment operates in an owned manufacturing facility located in Agua Prieta, Mexico. Previously, the Apparel Segment operated in a leased manufacturing facility located in Anaheim, CA, The Apparel Segment also has three cut/sew facilities in Mexico (1 in Agua Prieta, 1 in Ensenada, and 1 in Hermosillo). In addition to its own cut and sew facilities, Alstyle also uses outsourced manufacturers located in El Salvador from time to time to supplement a portion of the cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

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

A majority of Alstyle’s sales are branded products, with the remainder being customer private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts our inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 60% of our cotton and yarn from one supplier.

Patents, Licenses, Franchises and Concessions

We do not have any significant patents, licenses, franchises, or concessions.

Intellectual Property

We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, Alstyle®, A Alstyle Apparel®, AA Alstyle Apparel & Activewear®, AAA Alstyle Apparel & Activewear®, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Classic by Alstyle Apparel®, Enfusion®, Murina®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcel™, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, Star Award Ribbon®, CanuSM, Platinum CanoeSM, EOSTouchpointTM, and Printersmall.comSM, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.

Customers

No single customer accounts for as much as five percent of our consolidated net sales.

Backlog

At February 29, 2012, our backlog of orders was approximately $23.3 million as compared to approximately $33.8 million at February 28, 2011. The decline in our backlog at February 29, 2012 related to the decline in our Apparel backlog. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report on factors impacting our Apparel sales.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 29, 2012.

Environment

We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, wastewater discharges, air emissions and solid waste disposal. Our manufacturing processes do not emit substantial foreign substances into the environment. We do not believe that our compliance with federal, state, or local statutes or regulations relating to the protection of the environment has any material effect upon capital expenditures, earnings or our competitive position. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations, and permits applicable to our operations cannot be determined.

Employees

At February 29, 2012, we had approximately 5,816 employees. Approximately 3,383 of the employees are in Mexico, and approximately 22 employees are in Canada. Of the domestic employees, approximately 328 are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Three unions represent all of our hourly employees in Mexico with contracts expiring at various times.

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

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 29, 2012, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2016.

Declining financial market conditions could adversely impact the funding status of our pension plan.

We maintain a defined-benefit pension plan covering approximately 10% of our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels.

We may be required to write down goodwill and other intangible assets which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions may indicate a potential impairment of goodwill. An impairment test was completed for our fiscal year February 29, 2012, and we concluded that no impairment charge was necessary. At February 29, 2012, our goodwill and other intangible assets were approximately $121.6 million and $87.4 million, respectively.

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

As of February 29, 2012, approximately 12% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Three unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 47.3% of the manufactured product cost at current pricing levels. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 60% of Alstyle’s yarn requirements during the year and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.

Both cotton and paper are commodities that are subject to periodic increases or decreases in price, sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. During fiscal year 2010, spot cotton prices increased significantly, however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices remained at these levels for a sustained period of time, these favorable forward contracts expired and were replaced with higher-priced contracts which are now significantly higher than current spot cotton prices. These higher-priced contracts are what have been and will continue to be flowing into large manufacturer’s cost of goods sold over the next several quarters. Generally, when cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability of either, could have a material adverse effect on our results of operations.

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

Our foreign-based apparel operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers, political and economic instability, and social unrest in the countries where it operates, which could negatively impact our operating results.

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

The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United

States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic.) Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle did not outsource any of its production to outside contract manufacturers in the last two quarters of this fiscal year, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations, other than improvement over our competitive capabilities.

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

We incur significant freight costs to transport our goods, especially as it relates to our Apparel Segment where we transport yarn from our domestic suppliers to our textile facility in Mexico. The internal freight from the textile to the sewing facilities, as well as the logistic cost of keeping our product in the distribution centers to maintain our product close to the customer and on time to market is also significant. In addition, we incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.

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

Our plants are being operated at production levels required to meet forecasted customer demands. Production levels fluctuate with market demands and depend upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given time, these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.

All of the foregoing facilities are considered to be in good condition. We do not anticipate that substantial expansion, refurbishing, or re-equipping will be required in the near future.

All of the rented property is held under leases with original terms of one or more years, expiring at various times through January 2018. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Manufacturing	48,057	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	103,402
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Three Manufacturing Facilities	—	49,000
Bellville, Texas	Leasing	70,196	—
Denver, Colorado	Four Manufacturing Facilities	60,000	101,600
Oklahoma City, Oklahoma	Sales Office	—	460
San Antonio, Texas	Manufacturing	47,426	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	42,500
Arden Hills, Minnesota	Warehouse	—	31,684
Nevada, Iowa	Two Manufacturing	290,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing	201,000	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Two Manufacturing Facilities	—	74,340
Arlington, Texas	Two Manufacturing Facilities	69,935	30,700
Tullahoma, Tennessee	Manufacturing	24,950
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse		59,000
Neenah, Wisconsin	Manufacturing		57,786
West Chester, Pennsylvania	Sales Office		1,150
Vandalia, Ohio	Manufacturing	47,820
Fairport, New York	Manufacturing		40,800
Jaffrey, New Hampshire	Sales Office		647
Greensboro, North Carolina	Manufacturing		44,183
Indianpolis, Indiana	Manufacturing		24,754
Livermore, California	Manufacturing		21,568
Smyrna, Georgia	Manufacturing		65,000
Clarksville, Tennessee	Manufacturing	51,900
Fairhope, Alabama	Manufacturing,Office, Warehouse	65,000	11,168
Toledo, Ohio	Manufacturing	51,900
Visalia, California	Manufacturing		56,000

		2,423,406	842,742

Apparel Segment
Anaheim, California	Office and Distribution Center	—	151,000
Chicago, Illinois	Distribution Center	—	82,100
Atlanta, Georgia	Distribution Center	—	31,958
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600

		Approximate Square Footage
Location	General Use	Owned	Leased
Agua Prieta, Mexico	Manufacturing	700,000	—
Ensenada, Mexico	Manufacturing	87,145	—
Ensenada, Mexico	Car Parking	—	37,125
Ensenada, Mexico	Warehouse	—	16,146
Hermosillo, Mexico	Manufacturing	—	76,145
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		787,145	596,797

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	3,247,851	1,439,539

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

			Common Stock Trading Volume	Dividends per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 29, 2012
First Quarter	$20.23	$14.91	2,660	$0.155
Second Quarter	19.04	13.81	3,109	$0.155
Third Quarter	16.43	12.08	3,575	$0.155
Fourth Quarter	17.74	12.80	2,171	$0.155

Fiscal Year Ended February 28, 2011
First Quarter	$19.35	$15.52	3,134	$0.155
Second Quarter	18.12	14.33	4,779	$0.155
Third Quarter	19.61	15.60	3,208	$0.155
Fourth Quarter	19.10	15.46	3,001	$0.155

The last reported sale price of our common stock on NYSE on April 30, 2012 was $15.76. As of that date, there were approximately 973 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.

On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last two fiscal years, there have been 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 100 and 91 shares of common stock during the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2007 to February 29, 2012.

	2007	2008	2009	2010	2011	2012
Ennis, Inc.	$100.00	$63.68	$34.18	$67.36	$73.89	$79.33
S&P 500	100.00	96.40	54.64	83.93	102.88	108.15
Russell 2000	100.00	87.56	50.45	82.71	109.67	109.50

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 29, 2012 and February 28, 2011, and for the three years in the period ended February 29, 2012, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$517,014	$549,999	$517,738	$584,029	$610,610
Gross profit margin	130,513	154,498	135,319	143,476	163,874
SG&A expenses	78,962	83,678	76,738	86,217	88,851
Impairment of goodwill and trademarks	—	—	—	67,851	—
Net earnings (loss)	31,358	44,631	35,206	(32,768)	44,590

Earnings (loss) and dividends per share:
Basic	$1.21	$1.73	$1.37	$(1.27)	$1.74
Diluted	1.21	1.72	1.36	(1.27)	1.72
Dividends	0.62	0.62	0.62	0.62	0.62

Weighted average shares outstanding:
Basic	25,946	25,855	25,769	25,724	25,697
Diluted	25,968	25,888	25,797	25,790	25,860

Financial Position:
Working capital	$168,969	$135,300	$116,638	$138,374	$133,993
Current assets	219,210	182,398	166,439	182,254	185,819
Total assets	531,962	473,728	432,699	436,380	513,131
Current liabilities	50,241	47,098	49,801	43,880	51,826
Long-term debt	90,000	50,000	41,817	76,185	90,710
Total liabilities	172,087	126,045	119,439	144,374	164,652
Equity	359,875	347,683	313,260	292,006	348,479
Current ratio	4.36 to 1.0	3.87 to 1.0	3.34 to 1.0	4.15 to 1.0	3.59 to 1.0
Long-term debt to equity	.25 to 1.0	.14 to 1.0	.13 to 1.0	.26 to 1.0	.26 to 1.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis includes the following sections:

•	Overview – An overall discussion on our Company, the business challenges and opportunities we believe are key to our success, and our plans for facing these challenges.

•

Critical Accounting Policies and Estimates – A discussion of the accounting policies that require our most critical judgments and estimates. This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates. This section also provides a summary of recently adopted and recently issued accounting pronouncements that have or may materially affect our business.

•

Results of Operations – An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements. This analysis discusses material trends within our business and provides important information necessary for an understanding of our operating results.

•

Liquidity and Capital Resources – An analysis of our cash flows and a discussion of our financial condition and contractual obligations. This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2012, 2011 and 2010 refer to the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Overview

The Company – We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments – Print and Apparel.

Our Print Business Challenges – In our Print segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print on demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the recent downturn in the economy and credit markets which created highly competitive conditions in an already over-supplied, price-competitive industry, continue to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:

•	Transformation of our portfolio of products

•	Excess production capacity and price competition within our industry

•	Continued economic uncertainties

The following is a discussion of these business challenges and our strategy for managing their effect on our print business.

Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new opportunities for growth for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. We currently have many innovative products, such as our recently introduced healthcare wristbands, secure document solutions, and innovative in-mold label offerings, which address important business needs, and we feel are positioned for growth. In addition, we will continue to look for new market opportunities and niches, such as our addition of our envelope offerings and long run integrated products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.

Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. In 2010, we saw our material prices stabilize due to the depressed economic conditions. However, during fiscal year 2011 paper mills returned to their past practices of increasing paper prices and this trend continued throughout fiscal year 2012.

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

Continued economic uncertainties – As a result of the past recessionary conditions of 2009 and 2010, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during fiscal years 2010 and 2011. Although we have seen slight improvements in some economic indicators within our markets, a generally weak domestic job market, global economic instabilities and the rather anemic domestic economic recovery continue to present a challenging environment for revenue growth. As we cannot predict the pace or continuance of the domestic economic recovery or the impact of continued global economic instability, we continue to be focused on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have a proven history of managing our costs during tough economic times and wouldn’t expect this to change in the future.

Our Apparel Business Challenges – In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of players. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment has improved some, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen some recent softness in the market due to destocking strategies and current economic uncertainties both domestically and internationally. Whether the current softness in the market is just a temporary situation or one we will have to manage through for an extended period of time is unknown. However, such uncertainty and volatility in the marketplace could have unanticipated adverse effects on our business beyond this past fiscal year. In addition, the current spot price of cotton has contributed negatively to an already competitive marketplace and made it even more difficult for large manufacturers to maintain their margins given the high cost of cotton in their finished goods inventory. While current spot prices on various input costs are down somewhat from comparable periods, most larger manufacturers’ costs in finished goods inventory are at considerably higher costs. We, and other large manufacturers, have been and will continue to work though these higher input costs over the next several quarters before the current lower costs will have a positive impact on our operational results. Currently, pricing in the marketplace is not commensurate with the manufacturer’s higher costs in their finished goods inventory. The duration of this imbalance will be impacted by any continued softness in the market. As such, our operating costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or current economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2013:

•	Cotton prices and market pricing

•	New manufacturing facility

•	Continued economic uncertainties

Cotton prices – Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. Over the past several years we have seen cotton prices reach levels never before seen in its history and over the past 6 months have seen the prices recede back to levels, while still high from a historical perspective, are significantly off the highs reached this past fiscal year. Whether or not prices will stay at current levels for a sustained period of time, or continue to recede, is unknown. For the current quarter, our effective cost of cotton flowing into our operational results was 98.1% higher than during the comparable period last year. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Due to the high price of cotton during calendar year 2010, Alstyle, like most large manufacturers, was relatively short with respect to their cotton purchases entering calendar year 2011. However, during the middle part of the calendar year 2011 we locked in cotton contracts in order to guarantee an uninterrupted supply of cotton and price stability. Unfortunately, these locked in prices are significantly higher than the current spot price of cotton. While we believe we are competitive with other large apparel manufacturers in the United States, with the current spot pricing in the market, many of the smaller manufacturers who do not have the financial capacity to enter into longer term contracts are now able to compete on a favorable basis due to their lower input cost. As the costs incurred for materials are capitalized into inventory and impact a company’s operating results as the inventory is sold, our peak cotton costs have been flowing into our operational results during the past several quarters. We believe this is a situation that all large manufacturers like Alstyle will need to continue to manage through over the next several quarters. One way to manage through the higher material cost is to manage selling price to be consistent with these higher costs. Unfortunately, while the market has absorbed a certain level of price increase, it has never reached a level that would effectively offset the current level of cotton costs. In addition, due to recent softness in the market, competitive pressures have started to have a negative impact on even these levels of market pricing. Some of our competitors have instituted stock/restock programs and have announced price decreases, which have put further downward pressure on current market pricing. These factors, along with domestic and international economic uncertainties, will make the next quarter or two extremely challenging to navigate through, and with margin compression expected until the current spot cotton pricing starts to flow through cost of sales.

New manufacturing facility – The new manufacturing facility in Agua Prieta, Mexico (“AP”) is fully operational and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. We began producing fabric from this facility during the first quarter of fiscal 2012 and current production levels are on target with our original estimates. The negative impact associated with the start-up/ramp-up of the new facility and the shut-down of the Anaheim facility was in line with our previous estimates of approximately $7.5 to $8.5 million ($3.2 to $3.9 million impacting the current year’s operational results). The negative operational impact of this facility during the current quarter was minimal. While the transition from Anaheim to AP has been completed, much still needs to be accomplished, such as the installation of transitioned equipment and improving the operational efficiency factors, which we believe will continue to occur over the coming quarters as experience and production levels increase.

Continued economic uncertainties – As a result of the recessionary conditions of 2009 and 2010, the economic climate has been and continues to be volatile and challenging both domestically and internationally. Decreased demand and intense price competition resulted in significant declines in revenues during fiscal year 2009 and 2010. Although we saw an increase in our apparel revenues during fiscal year 2011 due to improving economic conditions we saw a significant fall off in our sales this fiscal year due to competitive pricing pressures which we attributed to a softness in the market. International instability and continued domestic economic issues (i.e., high unemployment, housing sector weakness, etc.) have taken a toll on the domestic economic environment. In addition, the decline in spot pricing of cotton has also given some retailers/distributors/screen-printers reason to pause or be judicious with their replenishment orders. As such, we saw some softness in the market this fiscal year. Whether these market conditions are temporary or ones we will have to manage through for sometime is unknown. A prolonged softness in the market could have a negative impact on our revenues, operational results and lengthen the time it takes us to see through the higher cotton prices currently in our finished goods inventory.

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At February 29, 2012, our goodwill and other intangible assets were approximately $121.6 million and $87.4 million, respectively. No impairment charge was required for the year ended February 29, 2012 based on the results of our annual impairment test conducted as of November 30, 2011. The carrying value of invested capital for each reporting unit as compared to their fair value at November 30, 2011 was as follows:

Goodwill

Reporting Unit	Carrying Value of Invested Capital	Fair Value of Invested Capital

Apparel	$315.9 million	$340 million to $385 million
Print	$132.7 million	$226 million to $275 million

Trademarks/Tradenames

Reporting Unit	Carrying Value of Invested Capital	Fair Value of Invested Capital

Apparel	$56.3 million	$70.2 million
Print	$2.2 million	$4.7 million

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

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $10.5 million, $10.5 million, and $12.4 million of revenue were recognized under these agreements during fiscal years ended February 29, 2012, February 28, 2011, and February 28, 2010, respectively.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which will be the Company’s fiscal year beginning March 1, 2012.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. The new guidance will be effective for annual goodwill impairment tests performed for fiscal years beginning after December 31, 2011, which will be the Company’s fiscal year beginning March 1, 2012.

The Company does not expect the adoption of these standards will have a material impact on the Company’s financial statements.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for fiscal years 2012, 2011 and 2010.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

	Fiscal Years Ended
Consolidated Statements of Earnings – Data	2012		2011		2010

Net sales	$517,014	100.0%	$549,999	100.0%	$517,738	100.0%
Cost of goods sold	386,501	74.8	395,501	71.9	382,419	73.9

Gross profit margin	130,513	25.2	154,498	28.1	135,319	26.1
Selling, general and administrative	78,962	15.3	83,678	15.2	76,738	14.8
Gain from disposal of assets	(137)	—	(1)	—	(1)	—

Income from operations	51,688	9.9	70,821	12.9	58,582	11.3
Other expense, net	(2,308)	(0.4)	(1,404)	(0.3)	(2,913)	(0.5)

Earnings before income taxes	49,380	9.5	69,417	12.6	55,669	10.8
Provision for income taxes	18,022	3.5	24,786	4.5	20,463	4.0

Net earnings	$31,358	6.0%	$44,631	8.1%	$35,206	6.8%

Net Sales. Our consolidated net sales decreased from $550.0 million for the fiscal year ended February 28, 2011 to $517.0 million for the fiscal year ended February 29, 2012, or a decrease of 6.0%. Our sales decline for the year related primarily to the decline in our apparel sales which were off $38.3 million, or 13.8% due to softness in the market and continued pricing pressures. Net sales increased by $32.3 million, or 6.2% from $517.7 million to $550.0 for fiscal years ended February 28, 2010 and February 28, 2011, respectively. The increase in our sales during fiscal year 2011 related to our apparel sales, which increased $41.9 million, or 17.8% due to improving economic conditions.

Cost of Goods Sold. Our manufacturing costs decreased by $9.0 million from $395.5 million for fiscal year 2011 to $386.5 million for fiscal year 2012, or 2.3.%. Our gross profit margin (net sales less cost of goods sold) decreased from 28.1% for fiscal year 2011 to 25.2% for fiscal year 2012 due to the decline in our apparel margin during the period which decreased from 27.9% to 21.6% from the comparable period last year. The decline in our apparel margin was caused by higher input costs (i.e., mainly cotton) and competitive pressures on selling prices.

Our manufacturing costs for fiscal year 2011 increased by $13.1 million from $382.4 million for fiscal year 2010 to $395.5 million, or 3.4% while our sales increased by 6.2% over that same period. As a result our gross profit margin (net sales less cost of goods sold) improved 200 basis points over the comparable period from 26.1% for fiscal year 2010 to 28.1% for fiscal year 2011, through increased operational efficiencies due to increased unit sales, increased unit selling price, and product mix changes.

Selling, general, and administrative expenses. For fiscal year 2012, our selling, general and administrative expenses decreased approximately $4.7 million, or 5.6% from $83.7 million, or 15.2% of sales for fiscal year 2011 to $79.0 million, or 15.3% of sales for fiscal year 2012. The decrease in our selling, general and administrative expenses in addition to being volume related, was caused by a decrease in our bad debt expense, due to improved aging of our accounts receivable, and a reduction in our performance incentive costs for the year.

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

Gain from disposal of assets. The gain from disposal of assets of $137,000 for fiscal year ended February 29, 2012 resulted from sale of vehicles and equipment. The gain from disposal of assets of $1,000 for fiscal year ended February 28, 2011 resulted from sale of equipment.

Income from operations. Our income from operations for fiscal year 2012 decreased $19.1 million from operational earnings of $70.8 million, or 12.9% of sales for fiscal year 2011, to operational earnings of $51.7 million, or 10.0% of sales for fiscal year 2012. The decrease in our operational earnings during fiscal year 2012 was primarily related to our decreased apparel sales and apparel gross profit margin.

Our income from operations for fiscal year 2011 increased $12.2 million from operational earnings of $58.6 million, or 11.3% of sales for fiscal year 2010, to operational earnings of $70.8 million, or 12.9% of sales for fiscal year 2011. The increase in our operational earnings during fiscal year 2011 related primarily to our improved consolidated gross profit margin, offset by slightly higher selling, general and administrative costs.

Other income and expense. Our interest expense was $2.3 million, $1.2 million and $2.6 million for fiscal years 2012, 2011 and 2010, respectively. Our interest expense increased in fiscal year 2012 due mainly to the fact that we did not capitalize any interest related to our Agua Prieta facility as construction was completed. During fiscal year 2011, we capitalized interest expense relating to our Agua Prieta, Mexico construction project of $1.7 million compared to $0.3 million for fiscal year 2010.

Provision for income taxes. Our effective tax rates for fiscal years 2012, 2011 and 2010 were 36.5%, 35.7% and 36.8%, respectively. The increase in our effective tax rate for fiscal year 2012 related to a reduction in the benefit associated with our Domestic Production Activities Deduction, which was caused by the moving of our apparel manufacturing from the United States to Mexico. Our rate for fiscal year 2011 decreased over our rate for fiscal year 2010 due to an increase in our Domestic Production Activities Deduction credit.

Net earnings. Due to the above factors, our net earnings decreased from $44.6 million, or 8.1% of sales for fiscal year 2011 to earnings of $31.4 million, or 6.1% of sales for fiscal year 2012. Basic earnings per share decreased from earnings of $1.73 per share for fiscal year 2011 to earnings of $1.21 per share for fiscal year 2012. Diluted earnings per share decreased from earnings of $1.72 per share for fiscal year 2011 to earnings of $1.21 per share for fiscal year 2012.

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

Segment Operating Results

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2012	2011	2010
Print	$277,988	$272,689	$282,308
Apparel	239,026	277,310	235,430

Total	$517,014	$549,999	$517,738

Print Segment. The print segment net sales represented 54.0%, 50.0%, and 55.0% of our consolidated net sales for fiscal years 2012, 2011, and 2010, respectively.

Our print sales increased by $5.3 million, or 1.9% during the fiscal year 2012 while print sales declined $9.6 million, or 3.4% during fiscal year 2011, when compared to the preceding fiscal year. While our print sales continue to be challenged by technological and economic factors, we have seen revenue growth in this segment on both a sequential and comparative basis over the past several quarters. While our growth has related principally to our acquisitions this fiscal year, we have seen stability in our underlying existing business.

The decline in our print sales in 2011 was primarily due to the continued economic recession from fiscal year 2010. In addition to the general impact of the economic recession on our sales, the adoption of digital technologies continues to erode revenues from our traditional print business. The evolution to digital technology has been transpiring for some time now, and is expected to continue into the future. The turbulent economy also led to weaker pricing in an already competitive industry as our customers sought cost savings to improve their own profitability in the light of declining sales.

Apparel Segment. The Apparel Segment net sales represented 46.0%, 50.0%, and 45.0% of our consolidated net sales for fiscal years 2012, 2011 and 2010, respectively.

Our fiscal year 2012 net sales for the Apparel Segment decreased by $38.3 million, or 13.8% over fiscal year 2011, while our 2011 net sales increased by $41.9 million, or 17.8% over fiscal 2010. Our apparel sales decreased in fiscal 2012 due to decreased unit sales resulting from the following: soft market conditions; reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery; the destocking of inventories at the retail/distributor/screen-print levels; a drop in commodity prices and competitors pricing strategies. The drop in commodity prices over the past 4 months has caused some unrealistic expectations with respect to selling prices. These unrealistic expectations caused some destocking of inventories during this time period, which added to the competitive pressures in the marketplace. Competitors motivated to maintain their capacity utilizations or to increase their market share, in an attempt to improve their inventory turns, instituted various rebate programs (stock/restock programs, etc.) or announced price decreases, all during a time when these same competitors were reflecting the high cotton costs in their cost of sales. Due to promotional pricing, products are being sold in the marketplace at prices less than their associated raw material costs. Since our pricing strategy has been to try to cover our costs, we feel this has negatively impacted our top-line results over the past several quarters and may continue to impact our top-line results for the next several quarters. However, as the higher priced inventory in the marketplace are worked through, sales volumes should return to more normalized growth levels, pricing should stabilize as selling prices and the cost of cotton in inventories being consumed are in better alignment, and as such we would envision a better business environment during the second half of fiscal year 2013.

During fiscal year 2011, due to improving economic factors, we were able to increase our unit sales to new and existing customers by approximately 10.5% and increase our average unit selling price by approximately 7.3%.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2012	2011	2010
Print	$78,878	$77,236	$77,789
Apparel	51,635	77,262	57,530

Total	$130,513	$154,498	$135,319

Print Segment. Our print gross profit margin (“margin”), as a percent of sales, was 28.4%, 28.3% and 27.6% for fiscal years 2012, 2011 and 2010, respectively. In fiscal 2012, our print margins rose slightly over the comparable period last year. In fiscal 2011, we saw our material prices rise; however, we were able to offset these price increases through selling price increases and operational improvements.

Apparel Segment. Our apparel margin, as a percent of sales, was 21.6%, 27.9% and 24.4%, for fiscal years 2012, 2011 and 2010, respectively.

The cost of cotton, our largest input, increased 98.1% over fiscal year 2011. Due to economic slowness, and competitors’ production, inventory and market strategies, sale side pricing in the marketplace has not been consistent with the high level of cotton costs now flowing out of large manufacturers’ finished goods inventories and into cost of sales. Hence industry margins, as ours, have been compressed as of late due to these higher input costs and marketplace pressures. In addition, our apparel margins have also been impacted by inefficiencies associated with the start-up of our new manufacturing facility in Agua Prieta, Mexico. This has only had a minimal impact during the last couple of quarters and has been well within our projected levels. We anticipate our apparel margins will continue to be challenged during next fiscal year as we manage our way through the remaining high priced cotton currently in our finished goods. How long this will take, will be dependent upon how quickly we can turn our finished goods inventory which is dependent on many factors some of which are outside of our control.

We were able to increase our margin by 350 basis points during fiscal year 2011 through an increase in our unit sales price and improved operational efficiencies which were able to offset our higher raw material costs. During the previous fiscal year, spot cotton prices increased significantly; however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices remained at these levels for a sustained period of time, most of these favorable forward contracts expired during the first half of fiscal 2012 and were replaced with significantly higher cotton cost contracts. As such, while we were able to offset these higher costs during fiscal 2011, we were extremely concerned with the potential impact of these higher cotton costs entering into our fiscal 2012 year.

	Fiscal Years Ended
Profit by Segment (in thousands)	2012	2011	2010
Print	$46,238	$46,002	$46,047
Apparel	19,345	42,611	24,778

Total	65,583	88,613	70,825
Less corporate expenses	16,203	19,196	15,156

Earnings before income taxes	$49,380	$69,417	$55,669

Print Segment. As a percent of sales, our Print Segment’s profits were 16.6%, 16.9%, and 16.3% for fiscal years 2012, 2011 and 2010, respectively. Our Print Segment’s profit for fiscal year 2012 increased slightly from $46.0 million to $46.2 million for fiscal years ended 2011 and 2012, respectively. Our Print Segment’s profit for both fiscal years 2010 and 2011 remained level at $46.0.

Apparel Segment. As a percent of sales, our Apparel Segment’s profits were 8.1%, 15.4%, and 10.5%. The decrease in our Apparel profits for fiscal 2012 are a result of the decrease in our apparel sales and margin as discussed previously. The increase in our Apparel profits during fiscal year 2011 as compared to fiscal year 2010 related primarily to our improved gross profit margins during this time period. In addition to the significant improvement in our gross profits margins, we were able to continue cost cutting in selling, general, and administrative expenses following a review of our advertising and marketing activities during fiscal 2010.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2012	2011
Working Capital	$168,969	$135,300
Cash	$10,410	$12,305

Working Capital. Our working capital increased by approximately $33.7 million, or 24.9% from $135.3 million at February 28, 2011 to $169.0 million at February 29, 2012. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 3.9-to-1.0 at February 28, 2011 to 4.4-to-1.0 at February 29, 2012. The increase in both our working capital and current ratio related primarily to the increase in our apparel inventory, which is due to the higher cotton costs in our finished goods inventory and slightly lower unit turns due to decreased sales and an increase in our print inventory, which is associated with our print acquisitions during the year.

	Fiscal Years Ended
(Dollars in thousands)	2012	2011
Net Cash provided by operating activities	$24,573	$32,766
Net Cash used in investing activities	$(50,810)	$(35,985)
Net Cash provided by (used in) financing activities	$23,691	$(6,005)

Cash flows from operating activities. Cash flows from operations during fiscal 2012 decreased by $8.2 million over fiscal year 2011, which had decreased by $49.8 million over fiscal year 2010. The decrease in cash flows during fiscal 2012 resulted primarily from a decrease in our earnings and an increase of prepaid expenses, which was offset by a decrease in our accounts receivable and an increase in our pension liability The change in our cash flows for 2011 related primarily to the change in our inventory levels. During fiscal year 2011, we used cash to build our inventories by approximately $24.0 million in anticipation of our move to Agua Prieta, whereas during fiscal year 2010 we generated approximately $27.0 million in cash through reducing our inventory levels to help fund the construction of our new manufacturing facility.

Cash flows from investing activities. Cash used for our investing activities increased by $14.8 million, or 41.2% from $36.0 million for fiscal year 2011 to $50.8 million for fiscal year 2012. This increase was as a result of our two new print acquisitions $46.0 million offset by the reduction in capital expenditures of approximately $28.7 million which related to the construction of our new apparel manufacturing facility in Agua Prieta, Mexico in fiscal 2011. For contractual commitments remaining in connection with the construction of this facility – see the “Contractual Obligations & Off-Balance Sheet Arrangements” section below.

Cash flows from financing activities. We used $29.7 million less in cash associated with our financing activities in fiscal year 2012 when compared to the same period last year. We borrowed $40.0 million under our revolver during fiscal year 2012 to fund our print acquisitions, whereas we borrowed only $10.0 million under our revolver during fiscal 2011 to build our apparel inventory in connection with the planned move of our apparel manufacturing facilities.

Stock Repurchase – On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been purchased during the last two fiscal years, there have been a total of 96,000 shares of our common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board authorized that an additional $5.0 million be added to our stock repurchase program. Unrelated to the stock repurchase program, we purchased 100 and 91 shares of common stock during the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

Credit Facility – On February 22, 2012, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.74% at February 29, 2012 and 2.51% at February 28, 2011), depending on our total funded debt to EBITDA ratio, as defined. As of February 29, 2012, we had $90.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $56.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of February 29, 2012. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

We did not pay any additional amounts on the revolver for fiscal year 2012. It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which matured on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79%. We account for our derivatives as cash flow hedges and record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures, at which time the changes in fair value would be recorded in Accumulated Other Comprehensive Income. The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(0.6) million, $(0.4) million, net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss).

Pension – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). We anticipate that we will contribute from $2.0 million to $3.0 million during fiscal 2013. We made contributions of $3.0 million to our pension plan during each of our last 3 fiscal years. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At February 29, 2012, we had an unfunded pension liability recorded on our balance sheet of $7.5 million. The increase in our liability during the year related primarily to the decrease in the discount rate used to calculate our benefit obligations and to the performance of our pension assets.

Inventories – We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper and yarn suppliers that governs prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.

Capital Expenditures – We expect our capital requirements for 2013, exclusive of capital required for possible acquisitions will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2011 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 29, 2012. The following table represents our contractual commitments as of February 29, 2012 (in thousands).

	Total	2013	2014	2015	2016	2017 to 2022
Debt:
Revolving credit facility	$90,000	$—	$—	$—	$—	$90,000

Other contractual commitments:
Estimated pension benefit payments	36,000	3,500	3,800	4,000	4,200	20,500
Letters of credit	3,522	3,522	—	—	—	—
Operating leases	14,884	5,407	4,017	2,380	1,806	1,274
Construction contract – Agua Prieta	1,551	1,551	—	—	—	—

Total other contractual commitments	55,957	13,980	7,817	6,380	6,006	21,774

Total	$145,957	$13,980	$7,817	$6,380	$6,006	$111,774

Subsequent to February 29, 2012 and through May 11, 2012, we made no additional repayments on our revolving credit facility. We expect future interest payments of $1.6 million for each of the next four fiscal years through February 29, 2016, and $0.7 million for fiscal year ending February 28, 2017, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facilities, totaled $90.0 million at February 29, 2012. We had entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt, but this arrangement matured July 22, 2011, as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 29, 2012 would be approximately $0.9 million.

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

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 29, 2012. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of PrintXcel and Printegra, which we acquired on February 10, 2012, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and revenues resulting from this acquisition constituted approximately 8 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2012,

Based upon that review and evaluation, which excluded the internal control over financial reporting of PrintXcel and Printegra, we have concluded that our disclosure controls and procedures were effective as of February 29, 2012.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of PrintXcel and Printegra, which we acquired February 10, 2012, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and revenues resulting from this acquisition constituted approximately 8 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2012. Based on management’s assessment using those criteria, we believe that, as of February 29, 2012, the Company’s internal control over financial reporting is effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 29, 2012 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Report.

ITEM 9B.	OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

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

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

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

ENNIS, INC.

Date: May 11, 2012	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 11, 2012	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President – Finance and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 11, 2012	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 11, 2012	/s/ IRSHAD AHMAD
Irshad Ahmad, Vice President – Apparel Division and Chief Technology Officer and Director

Date: May 11, 2012	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 11, 2012	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 11, 2012	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 11, 2012	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 11, 2012	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 11, 2012	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 11, 2012	/s/ JAMES C. TAYLOR
James C. Taylor, Director

Date: May 11, 2012	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 11, 2012 expressed an unqualified opinion on the effectiveness of Ennis, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
May 11, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited Ennis Inc. (a Texas corporation) and subsidiaries’ internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ennis Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ennis Inc. and subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, Ennis Inc. and subsidiaries’ internal control over financial reporting does not include internal control over financial reporting of PrintXcel and Printegra Corporation, wholly owned subsidiaries, whose combined financial statements reflect total assets and revenues constituting approximately 8 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2012. As indicated in Management’s Report, the assets of PrintXcel and Printegra Corporation were acquired on February 10, 2012 and therefore, management’s assertion on the effectiveness of Ennis Inc. and subsidiaries’ internal control over financial reporting excluded internal control over financial reporting of PrintXcel and Printegra Corporation.

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

In our opinion, Ennis Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ennis, Inc. and subsidiaries as of February 29, 2012 and February 28, 2011 and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 29, 2012, and our report dated May 11, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
May 11, 2012

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Fiscal Years Ended
	2012	2011
Assets

Current assets
Cash	$10,410	$12,305
Accounts receivable, net of allowance for doubtful receivables of $4,403 at February 29, 2012 and $4,814 at February 28, 2011	58,790	58,359
Prepaid expenses	8,091	5,335
Prepaid income taxes	3,854	—
Inventories	132,572	100,363
Deferred income taxes	5,493	6,036

Total current assets	219,210	182,398

Property, plant and equipment, at cost
Plant, machinery and equipment	153,818	156,356
Land and buildings	80,020	73,482
Other	22,997	22,646

Total property, plant and equipment	256,835	252,484
Less accumulated depreciation	157,319	158,823

Net property, plant and equipment	99,516	93,661

Goodwill	121,634	117,341
Trademarks and tradenames, net	63,473	58,765
Customer lists, net	23,188	17,547
Deferred finance charges, net	671	648
Other assets	4,270	3,368

Total assets	$531,962	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	Fiscal Years Ended
	2012	2011
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,924	$18,868
Accrued expenses
Employee compensation and benefits	16,087	16,503
Taxes other than income	547	585
Income taxes payable	1,183	2,935
Other	4,500	7,621
Current installments of long-term debt	—	586

Total current liabilities	50,241	47,098

Long-term debt	90,000	50,000
Liability for pension benefits	7,494	2,048
Deferred income taxes	23,029	25,379
Other liabilities	1,323	1,520

Total liabilities	172,087	126,045

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2012 and 2011	75,134	75,134
Additional paid in capital	121,390	121,306
Retained earnings	249,862	234,636
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	1,022	1,727
Unrealized loss on derivative instruments, net of taxes	—	(372)
Minimum pension liability, net of taxes	(13,807)	(9,803)

Total accumulated other comprehensive income (loss)	(12,785)	(8,448)

Treasury stock
Cost of 4,129,668 shares in 2012 and 4,197,567 shares in 2011	(73,726)	(74,945)

Total shareholders’ equity	359,875	347,683

Total liabilities and shareholders’ equity	$531,962	$473,728

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2012	2011	2010

Net sales	$517,014	$549,999	$517,738
Cost of goods sold	386,501	395,501	382,419

Gross profit margin	130,513	154,498	135,319

Selling, general and administrative	78,962	83,678	76,738
Gain from disposal of assets	(137)	(1)	(1)

Income from operations	51,688	70,821	58,582

Other expense
Interest expense	(2,285)	(1,234)	(2,627)
Other, net	(23)	(170)	(286)

	(2,308)	(1,404)	(2,913)

Earnings before income taxes	49,380	69,417	55,669

Provision for income taxes	18,022	24,786	20,463

Net earnings	$31,358	$44,631	$35,206

Weighted average common shares outstanding
Basic	25,946,107	25,855,129	25,768,632

Diluted	25,967,677	25,887,995	25,796,553

Per share amounts
Net earnings - basic	$1.21	$1.73	$1.37

Net earnings - diluted	$1.21	$1.72	$1.36

Cash dividends per share	$0.62	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED 2010, 2011, AND 2012

(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2009	30,053,443	$75,134	$122,448	$186,857	$(14,510)	(4,336,557)	$(77,923)	$292,006
Net earnings	—	—	—	35,206	—	—	—	35,206
Foreign currency translation, net of deferred tax of $754	—	—	—	—	1,283	—	—	1,283
Unrealized gain on derivative instruments, net of deferred tax of $137	—	—	—	—	233	—	—	233
Adjustment to pension, net of deferred tax of $158	—	—	—	—	(269)	—	—	(269)

Comprehensive income								36,453
Dividends declared ($.62 per share)	—	—	—	(16,001)	—	—	—	(16,001)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	101	—	—	—	—	101
Stock based compensation	—	—	1,079	—	—	—	—	1,079
Exercise of stock options and restricted stock grants	—	—	(1,650)	—	—	93,034	1,758	108
Stock repurchases	—	—	—	—	—	(48,557)	(486)	(486)

Balance February 28, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260
Net earnings	—	—	—	44,631	—	—	—	44,631
Foreign currency translation, net of deferred tax of $811	—	—	—	—	1,460	—	—	1,460
Unrealized gain on derivative instruments, net of deferred tax benefit of $434	—	—	—	—	782	—	—	782
Adjustment to pension, net of deferred tax of $1,429	—	—	—	—	2,573	—	—	2,573

Comprehensive income								49,446
Dividends declared ($.62 per share)	—	—	—	(16,057)	—	—	—	(16,057)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(49)	—	—	—	—	(49)
Stock based compensation	—	—	982	—	—	—	—	982
Exercise of stock options and restricted stock grants	—	—	(1,605)	—	—	94,604	1,708	103
Stock repurchases	—	—	—	—	—	(91)	(2)	(2)

Balance February 28, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683
Net earnings	—	—	—	31,358	—	—	—	31,358
Foreign currency translation, net of deferred tax of $(436)	—	—	—	—	(705)	—	—	(705)
Unrealized gain on derivative instruments, net of deferred tax benefit of $230	—	—	—	—	372	—	—	372
Adjustment to pension, net of deferred tax of $(2,476)	—	—	—	—	(4,004)	—	—	(4,004)

Comprehensive income								27,021
Dividends declared ($.62 per share)	—	—	—	(16,132)	—	—	—	(16,132)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	63	—	—	—	—	63
Stock based compensation	—	—	1,025	—	—	—	—	1,025
Exercise of stock options and restricted stock grants	—	—	(1,004)	—	—	67,999	1,221	217
Stock repurchases	—	—	—	—	—	(100)	(2)	(2)

Balance February 29, 2012	30,053,443	$75,134	$121,390	$249,862	$(12,785)	(4,129,668)	$(73,726)	$359,875

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$31,358	$44,631	$35,206
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,521	8,066	8,976
Amortization of deferred finance charges	432	432	438
Amortization of other intangible assets	2,431	2,399	2,403
Gain from disposal of assets	(137)	(1)	(1)
Bad debt expense	144	1,952	2,182
Stock based compensation	1,025	982	1,079
Excess tax benefit of stock based compensation	(63)	49	(101)
Deferred income taxes	(2,022)	4,365	2,705
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	7,951	(1,643)	(1,614)
Prepaid expenses	(6,134)	1,718	1,867
Inventories	(21,809)	(23,753)	27,096
Other current assets	564	(717)	409
Other assets	(68)	90	(3,927)
Accounts payable and accrued expenses	135	(3,945)	6,177
Other liabilities	(197)	652	(203)
Prepaid pension asset/liability for pension benefits	1,442	(2,511)	(125)

Net cash provided by operating activities	24,573	32,766	82,567

Cash flows from investing activities:
Capital expenditures	(5,087)	(33,753)	(20,280)
Purchase of businesses, net of cash acquired	(45,956)	(2,237)	—
Proceeds from disposal of plant and property	233	5	36

Net cash used in investing activities	(50,810)	(35,985)	(20,244)

Cash flows from financing activities:
Borrowings on debt	40,000	10,000	—
Repayment of debt	—	—	(34,210)
Deferred financing charges	(455)	—	—
Dividends	(16,132)	(16,057)	(16,001)
Purchase of treasury stock	(2)	(2)	(486)
Proceeds from exercise of stock options	217	103	108
Excess tax benefit of stock based compensation	63	(49)	101

Net cash provided by (used in) financing activities	23,691	(6,005)	(50,488)

Effect of exchange rate changes on cash	651	466	(58)

Net change in cash	(1,895)	(8,758)	11,777
Cash at beginning of period	12,305	21,063	9,286

Cash at end of period	$10,410	$12,305	$21,063

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 29, 2012, February 28, 2011 and February 28, 2010 (fiscal years ended 2012, 2011, and 2010, respectively).

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

Inventories. With the exception of approximately one sixth of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first in, first out (FIFO) cost or market. At fiscal years ended 2012 and 2011, approximately 3.12% and 4.15% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2012 and 2011 were $3.5 million and $2.6 million, respectively.

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

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivables, accounts payable and long-term debt approximate fair value because of the short maturity and/or variable rates associated with these instruments. Derivative financial instruments are recorded at fair value. Refer to Note 8 for additional discussion of fair value measurements.

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

Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $10.5 million, $10.5 million and $12.4 million of revenue was recognized under these arrangements during fiscal years 2012, 2011, and 2010 respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1.0 million, $1.3 million, and $1.6 million, during the fiscal years ended 2012, 2011 and 2010, respectively and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Included in advertising expense is amortization related to direct response advertising of approximately $436,000, $453,000, and $817,000 for the fiscal years ended 2012, 2011 and 2010, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2012, 2011 and 2010 were approximately $155,000, $99,000, and $104,000, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal years 2012, 2011, and 2010, there were 216,443, 93,700, and 98,950 of options, respectively, not included in the diluted earnings per share computation because their effect was anti-dilutive.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other income (expense), net as incurred. Transaction gains and losses totaled approximately $(81,000), $169,000, and $290,000 for fiscal years ended 2012, 2011 and 2010, respectively.

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

Stock Based Compensation. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 4%) over the requisite service period of the individual grants, which generally equals the vesting period. The fair value of all share based awards is estimated on the date of grant. For a further discussion of the impact of stock based compensation on the consolidated financial statements, see Note 11, “Stock Option Plan and Stock Based Compensation.”

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2012	2011	2010
Balance at beginning of period	$4,814	$4,446	$3,561
Bad debt expense	144	1,952	2,182
Recoveries	109	105	34
Accounts written off	(675)	(1,696)	(1,297)
Foreign currency translation	11	7	(34)

Balance at end of period	$4,403	$4,814	$4,446

(3) Inventories

The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2012	2011
Raw material	$22,217	$11,237
Work-in-process	11,194	13,453
Finished goods	99,161	75,673

	$132,572	$100,363

The excess of current costs at FIFO over LIFO stated values was approximately $5.4 million and $5.6 million at fiscal years ended 2012 and 2011, respectively. There were no significant liquidations of LIFO inventories during the fiscal years ended 2012, 2011 and 2010. Cost includes materials, labor and overhead related to the purchase and production of inventories.

(4) Acquisitions and Disposal

On February 10, 2012, the Company acquired certain assets of PrintXcel and Printegra Corporation (“Printegra”) for $40.0 million plus assumed trade liabilities. The acquisition was funded by a draw down on the Company’s line of credit facility. The combined sales of the purchased operations were $74.4 million during the most recent twelve month period. The acquisition will continue its operations under their respective trade names of PrintXcel and Printegra.

The following is a summary of the preliminary purchase price allocations for PrintXcel and Printegra (in thousands):

Accounts receivable	$6,696
Inventories	9,190
Other assets	631
Property, plant & equipment	8,470
Customer lists	7,930
Trademarks	4,840
Patent	773
Goodwill	4,293
Other long-term assets	71
Accounts payable and accrued liabilities	(2,924)

$39,970

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Acquisitions and Disposal-continued

On September 30, 2011, the Company purchased all of the outstanding stock of PrintGraphics, LLC (“PrintGraphics”), a privately held company, as well as the associated land and buildings for $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa, The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010.

The following is a summary of the purchase price allocation for PrintGraphics (in thousands):

Accounts receivable	$1,867
Inventories	1,356
Other assets	94
Property, plant & equipment	3,572
Accounts payable and accrued liabilities	(903)

$5,986

The results of operations for PrintXcel, Printegra, and PrintGraphics are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all companies had been acquired as of March 1, 2010, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousand except per share amounts):

	Unaudited
	2012	2011
Pro forma net sales	$587,316	$649,814
Pro forma net earnings	33,933	49,055
Pro forma earnings per share - diluted	1.31	1.89

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

(5) Goodwill and Other Intangible Assets

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Goodwill and Other Intangible Assets-continued

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of February 29, 2012	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (in thousands)
Tradenames	0.75	$1,234	$1,139	$95
Customer lists	7.21	37,887	14,699	23,188
Noncompete	—	500	500	—
Patent	6.00	773	5	768

Total	7.00	$40,394	$16,343	$24,051

As of February 28, 2011
Amortized intangible assets (in thousands)
Tradenames	1.76	$1,234	$1,007	$227
Customer lists	7.46	29,957	12,410	17,547
Noncompete	1.00	500	495	5

Total	7.14	$31,691	$13,912	$17,779

	Fiscal years ended
	2012	2011
Non-amortizing intangible assets (in thousands)
Trademarks	$63,378	$58,538

Aggregate amortization expense for each of the fiscal years 2012, 2011 and 2010 was approximately $2.4 million.

The Company’s estimated amortization expense for the next five years is as follows (in thousands):

2013	$3,278
2014	3,180
2015	3,063
2016	3,004
2017	3,004

Changes in the net carrying amount of goodwill for the fiscal years ended are as follows (in thousands):

	Print Segment Total	Apparel Segment Total	Total
Balance as of March 1, 2010	$42,792	$74,549	$117,341
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of March 1, 2011	42,792	74,549	117,341
Goodwill acquired	4,293	—	4,293
Goodwill impairment	—	—	—

Balance as of February 29, 2012	$47,085	$74,549	$121,634

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Other Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 29, 2012	February 28, 2011
Accrued taxes	$293	$229
Accrued legal and professional fees	852	499
Accrued interest	48	158
Accrued utilities	93	1,038
Accrued repairs and maintenance	775	684
Accrued construction retainage	1,759	2,020
Accrued phantom stock obligation	475	452
Accrued acquisition related obligations	205	243
Other accrued expenses	—	2,298

	$4,500	$7,621

(7) Derivative Instruments and Hedging Activities

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

The Company accounts for its derivatives as cash flow hedges and record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures, at which time the changes in fair value would be recorded in Accumulated Other Comprehensive Income. The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(0.6) million, $(0.4) million, net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During fiscal year 2012, the Company incurred an additional $0.6 million in interest expense related to the Swap.

(8) Fair Value Financial Instruments

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

(8) Fair Value Financial Instruments-continued

Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its Swap.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of February 28, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no financial assets or liabilities measured at fair value at February 29, 2012.

	February 28,	Fair Value Measurements
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liability (“Swap”)	$(586)	$—	$(586)	$—

	$(586)	$—	$(586)	$—

(9) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 29, 2012	February 28, 2011
Revolving credit facility	$90,000	$50,000
Interest rate swap	—	586

Long-term debt	$90,000	$50,586

On February 22, 2012, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.74% at February 29, 2012 and 2.51% at February 28, 2011), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of February 29, 2012, the Company had $90.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $56.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of February 29, 2012. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

The Company capitalized $1.7 million of interest expense for fiscal year 2011 relating to the construction of its apparel manufacturing facility in Agua Prieta, Mexico. There was no interest capitalized for fiscal year 2012 as construction was substantially complete at the beginning of fiscal year 2012.

The Company’s long-term debt maturities for the years following February 29, 2012 are as follows (in thousands):

Debt
2013	$—
2014	—
2015	—
2016	—
2017	90,000

$90,000

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Shareholders’ Equity

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. There have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. Unrelated to the stock repurchase program, the Company purchased 100 and 91 shares of common stock during the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be made and distributions to its shareholders.

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2012, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (“Plan”). The Company has 1,100,354 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2012, 2011 and 2010, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1,025,000 ($651,000 net of tax), $982,000 ($624,000 net of tax) and $1,079,000 ($680,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three years ended February 29, 2012:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2009	318,563	$10.98	2.4
Granted	105,000	8.94
Terminated	(115,000)	8.69
Exercised	(58,363)	7.06

Outstanding at February 28, 2010	250,200	$12.09	6.0
Granted	62,500	18.46
Terminated	(11,300)	10.18
Exercised	(39,500)	7.99

Outstanding at February 28, 2011	261,900	$14.31	6.5	$757
Granted	82,743	17.57
Terminated	(2,500)	8.94
Exercised	(31,950)	10.68

Outstanding at February 29, 2012	310,193	$15.60	6.6	$626

Exercisable at February 29, 2012	140,782	$15.71	4.5	$274

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal years ended 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	43.76%	34.63%	32.35%
Expected term (years)	3	3	4
Risk free interest rate	1.16%	1.58%	2.01%
Dividend yield	3.66%	4.24%	4.74%

Weighted average grant-date fair value	$4.24	$3.35	$1.58

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2012	2011	2010
Total cash received	$217	$103	$108
Income tax (expense) benefit	63	(49)	101
Total grant-date fair value	54	38	42
Intrinsic value	200	339	408

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the company’s unvested stock options at February 29, 2012, and changes during the fiscal year ended February 29, 2012 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 28, 2011	133,750	$2.41
New grants	82,743	4.24
Vested	(44,582)	2.41
Forfeited	(2,500)	1.58

Unvested at February 29, 2012	169,411	$3.31

As of February 29, 2012, there was $358,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.6 years. The total fair value of shares underlying the options vested during the fiscal year ended February 29, 2012 was $747,000.

The following table summarizes information about stock options outstanding at the end of fiscal year 2012:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price

$8.9400 to $11.6700	75,250	6.9	$9.08	30,250	$9.28
13.2800 to 16.4200	58,500	2.4	15.94	58,500	15.94
17.5700 to 19.6900	176,443	7.9	18.26	52,032	19.20

	310,193	6.6	15.60	140,782	15.71

Restricted Stock

The Company had the following restricted stock grants activity for the three fiscal years ended February 29, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2009	103,091	$19.33
Granted	44,800	8.94
Terminated	—	—
Vested	(56,421)	17.48

Outstanding at February 28, 2010	91,470	$15.38
Granted	57,655	17.34
Terminated	(268)	15.49
Vested	(68,034)	16.79

Outstanding at February 28, 2011	80,823	$15.59
Granted	93,959	17.57
Terminated	—	—
Vested	(43,449)	15.34

Outstanding at February 29, 2012	131,333	$17.09

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation-continued

As of February 29, 2012, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years. As of February 29, 2012, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.2 million.

(12) Employee Benefit Plans

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 10% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2012	2011
Equity securities	52%	52%
Debt securities	39%	41%
Cash and cash equivalents	9%	7%

Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 29, 2012 is as follows:

Asset Class	Target Allocation Percentage
Cash	2 - 5%
Fixed Income	43 - 53%
Equity	45 - 55%

The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2012 was 8.0%, the rate used in the calculation of the current year pension expense.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Employee Benefit Plans-continued

The following tables presents the Plan’s fair value hierarchy for those assets measured at fair value as of February 29, 2012 and 2011 (in thousands):

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/29/12	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,746	$3,746	$—	$—
Government bonds	9,938	—	9,938	—
Corporate bonds	6,441	—	6,441	—
Domestic equities	19,107	19,107	—	—
Foreign equities	2,770	2,770	—	—

	$42,002	$25,623	$16,379	$—

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/28/11	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,742	$2,742	$—	$—
Government bonds	10,487	—	10,487	—
Corporate bonds	6,601	—	6,601	—
Domestic equities	18,002	18,002	—	—
Foreign equities	3,758	3,758	—	—

	$41,590	$24,502	$17,088	$—

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Employee Benefit Plans-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2012	2011	2010

Components of net periodic benefit cost
Service cost	$1,214	$1,214	$1,138
Interest cost	2,523	2,618	2,741
Expected return on plan assets	(3,214)	(3,062)	(2,423)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	1,262	1,344	1,698

Net periodic benefit cost	1,640	1,969	3,009

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	7,923	(2,854)	1,688
Amortization of net actuarial loss	(1,262)	(1,344)	(1,698)
Amortization of prior service credit	145	145	145

	6,806	(4,053)	135

Total recognized in net periodic pension cost and other comprehensive income	$8,446	$(2,084)	$3,144

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2012	2011	2010
Weighted average discount rate (net periodic pension cost)	5.85%	6.05%	7.15%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	5.05%	5.85%	6.05%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$43,638	$46,254
Service cost	1,214	1,214
Interest cost	2,523	2,618
Actuarial (gain)/loss	6,229	(865)
Benefits paid	(4,108)	(5,583)

Projected benefit obligation at end of year	$49,496	$43,638

Change in plan assets:
Fair value of plan assets at beginning of year	$41,590	$39,122
Company contributions	3,000	3,000
Gains on plan assets	1,520	5,051
Benefits paid	(4,108)	(5,583)

Fair value of plan assets at end of year	$42,002	$41,590

Funded status (benefit obligation less plan assets)	$(7,494)	$(2,048)

Accumulated benefit obligation at end of year	$44,997	$39,785

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Employee Benefit Plans-continued

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2013.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Year	Projected Payments
2013	$3,500
2014	3,800
2015	4,000
2016	4,200
2017	4,500
2018 - 2022	16,000

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the 401(k) Plan) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the pension plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $576,000, $376,000 and $313,000 in fiscal years ended 2012, 2011 and 2010, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $268,000, $289,000, and $306,000, in fiscal years ended 2012, 2011 and 2010, respectively.

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2012	2011	2010
Current:
Federal	$12,650	$18,167	$16,357
State and local	2,575	3,535	3,104
Foreign	1,985	866	857

Total current	17,210	22,568	20,318

Deferred:
Federal	794	2,085	223
State and local	18	133	71
Foreign	—	—	(149)

Total deferred	812	2,218	145

Total provision for income taxes	$18,022	$24,786	$20,463

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes-continued

The Company’s effective tax rate on earnings from operations for the year ended February 29, 2012, was 36.5%, as compared with a 35.7% and 36.8% in 2011 and 2010, respectively. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.5	3.1	3.7
Domestic production activities deduction	(2.6)	(3.0)	(2.0)
Other	0.6	0.6	0.1

	36.5%	35.7%	36.8%

Included in other assets on the balance sheet is approximately $2,800,000 of refund receivable related to amended Canadian tax returns for 2006-2008.

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

	2012	2011
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,683	$1,833
Inventories	1,952	1,910
Employee compensation and benefits	1,667	1,942
Other	191	351

	$5,493	$6,036

Noncurrent deferred tax liability (asset) related to:
Property, plant and equipment	$4,362	$4,940
Goodwill and other intangible assets	22,280	21,527
Pension and noncurrent employee compensation benefits	(4,101)	(1,955)
Net operating loss and foreign tax credits	(285)	(315)
Property tax	506	881
Interest rate swap	—	(225)
Currency exchange	633	567
Stock options exercised	(382)	(303)
Valuation allowance	—	247
Other	16	15

	$23,029	$25,379

The Company maintained a valuation allowance of approximately $250,000 to adjust the basis of net deferred taxes as of February 28, 2011. In fiscal year 2012, the Company determined it would be able to utilize certain credits and carry forwards and released the valuation reserve. Included in other non-current deferred tax liability (asset) are currency exchange, stock options exercised, and the valuation allowance. The Company has federal net operating loss carry forwards of approximately $681,000 and state net operating loss carry forwards of approximately $937,000 expiring in fiscal years 2019 through 2031. Based on historical earnings, management believes it will be able to fully utilize the net operating loss carry forwards.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes-continued

Unrecognized tax benefits, including accrued interest and penalties, at fiscal year end 2012 and 2011 of $95,000 and $163,000, respectively, related to uncertain tax positions are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2012, the unrecognized tax benefit includes an aggregate of $6,000 of interest expense. Approximately $32,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance at beginning of year	$141	$147
Additions (reductions) based on tax positions related to the current year	243	43
Reductions due to lapses of statutes of limitations	(47)	(49)

Balance at end of year	$337	$141

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. All material state and local income tax matters have been concluded for years through 2006 and foreign tax jurisdictions through 2008.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2012, 2011 and 2010.

(14) Earnings per Share

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

	2012	2011	2010
Basic weighted average common shares outstanding	25,946,107	25,855,129	25,768,632
Effect of dilutive options	21,570	32,866	27,921

Diluted weighted average common shares outstanding	25,967,677	25,887,995	25,796,553

Per share amounts:
Net earnings – basic	$1.21	$1.73	$1.37

Net earnings – diluted	$1.21	$1.72	$1.36

Cash dividends	$0.62	$0.62	$0.62

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

(15) Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 54% of the Company’s consolidated net sales for fiscal year 2012, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 20 strategically located domestic states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™ and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.

The Apparel Segment, which accounted for 46% of the Company’s fiscal year 2012 consolidated net sales, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the fiscal years ended 2012, 2011 and 2010 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Fiscal year ended February 29, 2012:
Net sales	$277,988	$239,026	$—	$517,014
Depreciation	5,129	3,979	413	9,521
Amortization of identifiable intangibles	964	1,467	—	2,431
Segment earnings (loss) before income tax	46,238	19,345	(16,203)	49,380
Segment assets	178,504	335,540	17,918	531,962
Capital expenditures	1,958	3,091	38	5,087

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information and Geographic Information-continued

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Fiscal year ended February 28, 2011:
Net sales	$272,689	$277,310	$—	$549,999
Depreciation	5,396	1,943	727	8,066
Amortization of identifiable intangibles	933	1,466	—	2,399
Segment earnings (loss) before income tax	46,002	42,611	(19,196)	69,417
Segment assets	136,255	321,908	15,565	473,728
Capital expenditures	2,176	31,549	28	33,753

Fiscal year ended February 28, 2010:
Net sales	$282,308	$235,430	$—	$517,738
Depreciation	5,970	2,168	838	8,976
Amortization of identifiable intangibles	937	1,466	—	2,403
Segment earnings (loss) before income tax	46,047	24,778	(15,156)	55,669
Segment assets	140,734	270,680	21,285	432,699
Capital expenditures	2,522	17,661	97	20,280

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

	United States	Canada	Mexico	Total
2012
Net sales to unaffiliated customers
Print Segment	$277,988	$—	$—	$277,988
Apparel Segment	219,687	18,377	962	239,026

	$497,675	$18,377	$962	$517,014

Identifiable long-lived assets
Print Segment	$44,712	$—	$—	44,712
Apparel Segment	196	29	51,062	51,287
Corporate	3,517	—	—	3,517

	$48,425	$29	$51,062	$99,516

2011
Net sales to unaffiliated customers
Print Segment	$272,689	$—	$—	$272,689
Apparel Segment	253,172	22,227	1,911	277,310

	$525,861	$22,227	$1,911	$549,999

Identifiable long-lived assets
Print Segment	$35,867	$—	$—	35,867
Apparel Segment	1,901	33	51,968	53,902
Corporate	3,892	—	—	3,892

	$41,660	$33	$51,968	$93,661

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
2010
Net sales to unaffiliated customers
Print Segment	$282,308	$—	$—	$282,308
Apparel Segment	217,442	15,183	2,805	235,430

	$499,750	$15,183	$2,805	$517,738

Identifiable long-lived assets
Print Segment	$37,984	$—	$—	37,984
Apparel Segment	9,508	33	13,602	23,143
Corporate	4,593	—	—	4,593

	$52,085	$33	$13,602	$65,720

(16) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2018. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating Lease Commitments
2013	$5,407
2014	4,017
2015	2,380
2016	1,806
2017	781
Thereafter	493

$14,884

Rent expense attributable to such leases totaled $7.5 million, $9.0 million, and $9.3 million for the fiscal years ended 2012, 2011 and 2010, respectively.

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

(17) Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2012	2011	2010
Interest paid	$2,395	$4,686	$2,921
Income taxes paid	$23,346	$20,143	$15,539

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2012 and 2011 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 29

Fiscal year ended 2012:
Net sales	$143,258	$130,384	$121,846	$121,526
Gross profit margin	39,701	34,094	30,183	26,535
Net earnings	11,424	9,712	6,892	3,330
Dividends paid	4,020	4,038	4,035	4,039
Per share of common stock:
Basic net earnings	$0.44	$0.37	$0.27	$0.13
Diluted net earnings	$0.44	$0.37	$0.27	$0.13
Dividends	$0.155	$0.155	$0.155	$0.155

Fiscal year ended 2011:
Net sales	$140,741	$143,034	$134,817	$131,407
Gross profit margin	42,180	39,708	36,519	36,091
Net earnings	13,040	12,129	9,643	9,819
Dividends paid	4,006	4,017	4,017	4,017
Per share of common stock:
Basic net earnings	$0.51	$0.47	$0.37	$0.38
Diluted net earnings	$0.50	$0.47	$0.37	$0.38
Dividends	$0.155	$0.155	$0.155	$0.155

Current Quarter Compared to Same Quarter Last Year

In each quarters for fiscal year ended February 29, 2012, the Company’s net sales and gross profit margin (“margin”) decreased in comparison to the previous quarter, primarily as a result of the Apparel segment operations. The primary reason for the decrease in Apparel sales throughout the period was as a result of softness in the market and continued pricing pressures. The primary reason for the decrease in Apparel margins throughout the period was due to higher input costs, primarily cotton.

(19) Concentrations of Risk

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentrations of Risk-continued

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria. At February 29, 2012, the Company had $0.6 million in Canadian and $1.2 million in Mexican bank accounts.

(20) Subsequent Events

On March 30, 2012, the Company declared a quarterly cash dividend of 17  1/2 cents a share on its common stock. The dividend was paid May 1, 2012 to shareholders of record on April 16, 2012. May 1, 2012 also has been set as the record date for shareholders entitled to notice of and to vote at the Annual Meeting of Shareholders to be held on June 28, 2012.

On April 23, 2012, the Company issued a press release announcing that its Board of Directors had authorized an additional $5.0 million to be allocated to the Company’s stock repurchase program. With this addition, the Company will have approximately $9.0 million available for share repurchases. Under the repurchase program, shares may be purchased from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to articles of Incorporation dated June 17, 2004 incorporated herein incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2007.

Exhibit 10.1	Second Amendment to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of February 22, 2012 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2012.

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 29, 2012, filed on May 11, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1