Form 10-Q
period 2012-05-31
ENNIS, INC.
filed 2012-06-29
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of June 22, 2012, there were 26,152,511 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,	February 29,
	2012	2012
	(unaudited)
Assets
Current assets
Cash	$14,967	$10,410
Accounts receivable, net of allowance for doubtful receivables of $4,479 at May 31, 2012 and $4,403 at February 29, 2012	58,681	58,790
Prepaid expenses	7,354	8,091
Prepaid income taxes	2,283	3,854
Inventories	117,372	132,572
Deferred income taxes	5,493	5,493

Total current assets	206,150	219,210
Property, plant and equipment, at cost
Plant, machinery and equipment	153,997	153,818
Land and buildings	77,366	80,020
Other	23,021	22,997

Total property, plant and equipment	254,384	256,835
Less accumulated depreciation	159,558	157,319

Net property, plant and equipment	94,826	99,516

Goodwill	121,175	121,634
Trademarks and tradenames, net	63,440	63,473
Customer lists, net	22,422	23,188
Deferred finance charges, net	634	671
Other assets	4,234	4,270

Total assets	$512,881	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	May 31,	February 29,
	2012	2012
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$19,605	$27,924
Accrued expenses
Employee compensation and benefits	15,428	16,087
Taxes other than income	893	547
Income taxes payable	829	1,183
Other	2,783	4,500

Total current liabilities	39,538	50,241

Long-term debt	85,000	90,000
Liability for pension benefits	8,033	7,494
Deferred income taxes	21,898	23,029
Other liabilities	1,010	1,323

Total liabilities	155,479	172,087

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value,authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 29, 2012	75,134	75,134
Additional paid in capital	121,164	121,390
Retained earnings	249,181	249,862
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(1,085)	1,022
Minimum pension liability, net of taxes	(13,807)	(13,807)

Total accumulated other comprehensive income (loss)	(14,892)	(12,785)

Treasury stock
Cost of 4,099,388 shares at May 31, 2012 and 4,129,668 shares at February 29, 2012	(73,185)	(73,726)

Total shareholders’ equity	357,402	359,875

Total liabilities and shareholders’ equity	$512,881	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands except share and per share amounts)

(Unaudited)

	Three months ended
	May 31,
	2012	2011
Net sales	$142,528	$143,258
Cost of goods sold	114,279	103,557

Gross profit margin	28,249	39,701

Selling, general and administrative	22,022	20,857

Income from operations	6,227	18,844

Other income (expense)
Interest expense	(469)	(818)
Other, net	350	(176)

	(119)	(994)

Earnings before income taxes	6,108	17,850

Provision for income taxes	2,229	6,426

Net earnings	$3,879	$11,424

Weighted average common shares outstanding
Basic	25,963,369	25,894,374

Diluted	25,983,907	25,924,296

Per share amounts
Net earnings—basic	$0.15	$0.44

Net earnings—diluted	$0.15	$0.44

Cash dividends per share	$0.175	$0.155

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended
	May 31,
	2012	2011
Net earnings	$3,879	$11,424
Foreign currency translation adjustment, net of deferred taxes	(2,107)	958
Unrealized gain on derivative instruments, net of deferred taxes	—	218

Comprehensive income	$1,772	$12,600

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	May 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$3,879	$11,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,572	2,492
Amortization of deferred finance charges	37	108
Amortization of tradenames and customer lists	832	599
Gain from disposal of assets	(4)	—
Bad debt expense	287	521
Stock based compensation	316	232
Deferred income taxes	2	(12)
Changes in operating assets and liabilities:
Accounts receivable	(300)	4,036
Prepaid expenses	1,913	29
Inventories	14,876	(14,868)
Other assets	3	(103)
Accounts payable and accrued expenses	(9,873)	6,714
Other liabilities	(313)	(311)
Prepaid pension asset	539	410

Net cash provided by operating activities	14,766	11,271

Cash flows from investing activities:
Capital expenditures	(133)	(2,117)
Proceeds from disposal of plant and property	7	—

Net cash used in investing activities	(126)	(2,117)

Cash flows from financing activities:
Repayment of debt	(5,000)	—
Dividends	(4,560)	(4,020)
Purchase of treasury stock	(1)	—
Proceeds from exercise of stock options	—	151

Net cash used in financing activities	(9,561)	(3,869)

Effect of exchange rate changes on cash	(522)	263

Net change in cash	4,557	5,548
Cash at beginning of period	10,410	12,305

Cash at end of period	$14,967	$17,853

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended May 31, 2012 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012, from which the accompanying consolidated balance sheet at February 29, 2012 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The Company adopted this standard for the interim period ending May 31, 2012, which is the period for which it became effective. The Company has elected to utilize two separate but consecutive statements for its presentation.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. The new guidance will be effective for annual goodwill impairment tests performed for fiscal years beginning after December 6, 2011. The adoption of this standard has no impact on the Company’s financial statements, but may change the way we perform our annual goodwill impairment test in the fourth quarter of 2013.

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

FOR THE PERIOD ENDED MAY 31, 2012

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table represents the activity in the Company’s allowance for doubtful receivables for the three months ended (in thousands):

	Three months ended
	May 31,
	2012	2011
Balance at beginning of period	$4,403	$4,814
Bad debt expense	287	521
Recoveries	6	166
Accounts written off	(217)	(619)

Balance at end of period	$4,479	$4,882

3. Inventories

The Company uses the lower of last-in, first-out (LIFO) cost or market to value certain of its business forms inventories and the lower of first-in, first-out (FIFO) cost or market to value its remaining business forms and apparel inventories. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 29,
	2012	2012
Raw material	$16,072	$22,217
Work-in-process	9,611	11,194
Finished goods	91,689	99,161

	$117,372	$132,572

(4) Acquisitions

On February 10, 2012, the Company acquired certain assets of PrintXcel and Printegra Corporation (“Printegra”) for $40.0 million plus assumed trade liabilities. The acquisition was funded by a draw down on the Company’s line of credit facility. The combined sales of the purchased operations were $74.4 million during the most recent twelve month period ended December 31, 2011. The operations using the acquired assets will continue under their respective trade names of PrintXcel and Printegra.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

(4) Acquisitions-continued

The following is a summary of the preliminary purchase price allocations for PrintXcel and Printegra (in thousands):

Accounts receivable	$7,155
Inventories	9,190
Other assets	631
Property, plant & equipment	8,470
Customer lists	7,930
Trademarks	4,840
Patent	773
Goodwill	3,834
Other long-term asseets	71
Accounts payable and accrued liabilities	(2,924)

$39,970

On September 30, 2011, the Company purchased all of the outstanding stock of PrintGraphics, LLC (“PrintGraphics”), a privately held company, as well as the associated land and buildings for $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa. The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010.

The following is a summary of the purchase price allocation for PrintGraphics (in thousands):

Accounts receivable	$1,867
Inventories	1,356
Other assets	94
Property, plant & equipment	3,572
Accounts payable and accrued liabilities	(903)

$5,986

The results of operations for PrintXcel, Printegra, and PrintGraphics are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all companies had been acquired as of March 1, 2011, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

Three months ended
May 31,
2011
Pro forma net sales	$167,800
Pro forma net earnings	12,192
Pro forma earnings per share—diluted	0.47

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values of reporting units are typically calculated using a factor of expected earnings before

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

5. Goodwill and Other Intangible Assets-continued

interest, taxes, depreciation, and amortization. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $63.4 million at May 31, 2012 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
	(in years)	Amount	Amortization	Net
As of May 31, 2012
Amortized intangible assets
Tradenames	0.5	$1,234	$1,172	$62
Customer lists	7.0	37,887	15,465	22,422
Noncompete	—	500	500	—
Patent	5.8	773	38	735

Total	6.8	$40,394	$17,175	$23,219

As of February 29, 2012
Amortized intangible assets
Tradenames	0.8	$1,234	$1,139	$95
Customer lists	7.2	37,887	14,699	23,188
Noncompete	—	500	500	—
Patent	6.0	773	5	768

Total	7.0	$40,394	$16,343	$24,051

	May 31,	February 29,
	2012	2012
Non-amortizing intangible assets
Trademarks	$63,378	$63,378

Aggregate amortization expense for the three months ended May 31, 2012 and 2011 was $0.8 million and $0.6 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

5. Goodwill and Other Intangible Assets-continued

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2013	$3,278
2014	3,180
2015	3,063
2016	3,004
2017	3,004
2018	2,765

The following table represents changes in the carrying amount of goodwill as of the dates indicated (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2011	$42,792	$74,549	$117,341
Goodwill acquired	4,293	—	4,293

Balance as of March 1, 2012	47,085	74,549	121,634
Goodwill acquired adjustment	(459)	—	(459)

Balance as of May 31, 2012	$46,626	$74,549	$121,175

During the fiscal year ended February 29, 2012, $4.3 million was added to goodwill related to the acquisition of PrintXcel and Printegra. During the three months ended May 31, 2012, an adjustment of ($0.5) million reflected a revised estimate in accounts receivable related to the acquisition of PrintXcel and Printegra during fiscal year 2012.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2012	February 29, 2012
Accrued taxes	$314	$293
Accrued legal and professional fees	809	852
Accrued interest	268	48
Accrued utilities	59	93
Accrued repairs and maintenance	775	775
Accrued construction retainage	—	1,759
Accrued phantom stock obligation	427	475
Accrued acquisition related obligations	131	205

	$2,783	$4,500

7. Derivative Instruments and Hedging Activities

The Company uses, at times, derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate debt. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which expired on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79%.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

7. Derivative Instruments and Hedging Activities-continued

The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was $(0.6) million, $(0.4) million, net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss) During the three months ended May 31, 2011, the Company incurred an additional $0.4 million in interest expense related to the Swap.

8. Fair Value of Financial Instruments

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

Level 1 —	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 —	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves

Level 3 —	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

There were no financial assets or liabilities measured at fair value as of May 31, 2012 and February 29, 2012.

9. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 29,
	2012	2012
Revolving credit facility	$85,000	$90,000

Total long-term debt	$85,000	$90,000

On February 22, 2012, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.74% at May 31, 2012 and 2.44% at May 31, 2011), depending on the Company’s total funded debt to EBITDA ratio, as defined. As of May 31, 2012, the Company had $85.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $61.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio, as defined. The Company is in compliance with these covenants as of May 31, 2012. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

10. Shareholders’ Equity

Changes in shareholders’ equity accounts for the three months ended May 31, 2012 are as follows (in thousands):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2012	30,053,443	$75,134	$121,390	$249,862	$(12,785)	(4,129,668)	$(73,726)	$359,875
Net earnings	—	—	—	3,879	—	—	—	3,879
Foreign currency translation, net of deferred tax of $(1,303)	—	—	—	—	(2,107)	—	—	(2,107)
Dividends declared ($.175 per share)	—	—	—	(4,560)	—	—	—	(4,560)
Stock based compensation	—	—	316	—	—	—	—	316
Exercise of stock options and restricted stock grants	—	—	(542)	—	—	30,362	542	—
Stock repurchases	—	—	—	—	—	(82)	(1)	(1)

Balance May 31, 2012	30,053,443	$75,134	$121,164	$249,181	$(14,892)	(4,099,388)	$(73,185)	$357,402

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last two fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 82 shares of common stock during the three months ended May 31, 2012.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2012, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (“Plan”). The Company has 937,854 shares of unissued common stock reserved under the plan for issuance to officers and directors, and supervisory employees of the Company and its subsidiaries. The exercise price of each stock option granted equals the quoted market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2012 and 2011, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.3 million ($0.2 million net of tax), and $0.2 million ($0.1 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

11. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2012:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 29, 2012	310,193	$15.60	6.6	$626
Granted	72,707	15.48
Terminated	(2,500)	13.28
Exercised	—	—

Outstanding at May 31, 2012	380,400	$15.59	7.1	$387

Exercisable at May 31, 2012	209,196	$15.53	5.5	$268

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2012 and 2011:

	May 31,
	2012	2011
Expected volatility	37.02%	43.76%
Expected term (years)	3	3
Risk free interest rate	0.43%	1.16%
Dividend yield	4.42%	3.66%
Weighted average grant-date fair value	$2.83	$4.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended
	May 31,
	2012	2011
Total cash received	$—	$151
Income tax benefits	—	—
Total grant-date fair value	—	26
Intrinsic value	—	134

A summary of the status of the Company’s unvested stock options at February 29, 2012, and changes during the three months ended May 31, 2012 is presented below:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

11. Stock Option Plan and Stock Based Compensation-continued

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2012	169,411	$3.31
New grants	72,707	2.83
Vested	(70,914)	3.13
Forfeited	—	—

Unvested at May 31, 2012	171,204	$3.18

As of May 31, 2012, there was $495,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.1 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2012 was $1.0 million.

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2012:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 29, 2012	131,333	$17.09
Granted	92,293	15.46
Terminated	—	—
Vested	(30,362)	16.26

Outstanding at May 31, 2012	193,264	$16.44

As of May 31, 2012, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $2.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.3 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan covering approximately 9% of their employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

12. Pension Plan-continued

	Three months ended
	May 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$321	$304
Interest cost	600	631
Expected return on plan assets	(802)	(804)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	456	315

Net periodic benefit cost	$539	$410

The Company is required to make contributions to its defined benefit pension plan. These contributions are required under the minimum funding requirements of ERISA. For the current fiscal year ending February 28, 2013, the minimum required contribution to the plan is approximately $2.0 million. The Company has satisfied the first quarterly installment towards the minimum required contribution by electing to apply a portion of its available Funding Standard Carryover Balance; thus, no cash contributions have been made to the plan during the first quarter of fiscal year 2013. However, the Company does expect to make a cash contribution to the plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013, which will be more than sufficient to meet the minimum funding requirement for the year. The Company contributed $3.0 million to its pension plan during fiscal year 2012.

13. Earnings per share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2012 and 2011, 301,150 and 176,443 shares related to stock options, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2012	2011
Basic weighted average common shares outstanding	25,963,369	25,894,374
Effect of dilutive options	20,538	29,922

Diluted weighted average common shares outstanding	25,983,907	25,924,296

Per share amounts:
Net earnings—basic	$0.15	$0.44

Net earnings—diluted	$0.15	$0.44

Cash dividends	$0.175	$0.155

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

14. Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 61% of the Company’s consolidated net sales for the three months ended May 31, 2012, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 20 strategically located domestic states. Approximately 94% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Apparel Segment, which accounted for 39% of the Company’s consolidated net sales for the three months ended May 31, 2012, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three months ended May 31, 2012 and 2011 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2012:
Net sales	$87,299	$55,229	$—	$142,528
Depreciation	1,544	955	73	2,572
Amortization of identifiable intangibles	465	367	—	832
Segment earnings (loss) before income tax	12,614	(2,821)	(3,685)	6,108
Segment assets	173,150	317,813	21,918	512,881
Capital expenditures	118	—	15	133

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

14. Segment Information and Geographic Information-continued

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

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2012:
Net sales to unaffiliated customers
Print Segment	$87,299	$—	$—	$87,299
Apparel Segment	49,281	5,674	274	55,229

	$136,580	$5,674	$274	$142,528

Identifiable long-lived assets
Print Segment	$43,484	$—	$—	43,484
Apparel Segment	168	28	47,687	47,883
Corporate	3,459	—	—	3,459

	$47,111	$28	$47,687	$94,826

Three months ended May 31, 2011:
Net sales to unaffiliated customers
Print Segment	$67,114	$—	$—	$67,114
Apparel Segment	69,905	6,003	236	76,144

	$137,019	$6,003	$236	$143,258

Identifiable long-lived assets
Print Segment	$35,317	$—	$—	35,317
Apparel Segment	1,520	32	54,023	55,575
Corporate	3,778	—	—	3,778

	$40,615	$32	$54,023	$94,670

15. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended
	May 31,
	2012	2011
Interest paid	$248	$788
Income taxes paid	$625	$3,578

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2012

16. Concentrations of Risk

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria. At May 31, 2012, the Company had $0.8 million in Canadian and $1.2 million in Mexican bank accounts.

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

On September 30, 2011, we purchased all of the outstanding stock of PrintGraphics, LLC (“PrintGraphics”), as well as the associated land and buildings for $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa. The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010. The acquisition of PrintGraphics continues the strategy of targeted growth in our print segment of products to further service our existing customer base.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments – Print and Apparel. For additional financial information concerning segment reporting, please see Note 14 of the Notes to the Consolidated Financial Statements beginning on page 18 included elsewhere herein, which information is incorporated herein by reference.

Print Segment

The Print Segment, which represented 61% of our consolidated net sales for the three months ended May 31, 2012, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 20 strategically located domestic states. Approximately 94% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

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

Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new opportunities for growth for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. We currently have many innovative products, such as our healthcare wristbands, secure document solutions, and innovative in-mold label offerings, which address important business needs, and we feel represent opportunities for significant growth. In addition, we continue to look for new market opportunities and niches, such as our addition of our envelope offerings and long run integrated products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.

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

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during the past several fiscal years. Although we have seen improvement in some economic indicators within our markets, a generally weak domestic job market, global economic instabilities and a rather anemic domestic economic recovery continue to present a challenging environment for revenue growth. As we cannot predict the pace or continuance of the domestic economic recovery or the impact of continued global economic instability, we continue to be focused on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have a proven history of managing our costs during tough economic times and wouldn’t expect this to change in the future.

Apparel Segment

The Apparel Segment represented 39% of our consolidated net sales for the three months ended May 31, 2012, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, with 92% domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

Effective July 2011, Alstyle operates in an owned manufacturing facility located in Agua Prieta, Mexico. Previously Alstyle operated in a leased manufacturing facility located in Anaheim, CA. Alstyle has three cut/sew facilities in Mexico (Agua Prieta, Ensenada and Hermosillo). In addition to its own cut and sew facilities, Alstyle also uses outsourced manufacturers located in El Salvador from time to time to supplement a portion of the cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

Alstyle utilizes a customer-focused internal sales team comprised of 20 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend approximately 67% of their time in the field.

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 48% of our cotton and yarn from one supplier.

Our Apparel Business Challenges—In our Apparel segment, our market niche is highly competitive, commodity driven and is generally dominated by a limited number of companies. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation, which further increased competitive pressures

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

in this market. While the economic environment had improved some, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen some recent softness in the market due to destocking strategies and current economic uncertainties both domestically and internationally. Whether the current softness in the market is just a temporary situation or one we will have to manage through for an extended period of time is unknown. However, such uncertainty and volatility in the marketplace could have unanticipated adverse effects on our business during this fiscal year and beyond. In addition, the current spot price of cotton has contributed negatively to an already competitive marketplace and made it even more difficult for large manufacturers to maintain their margins given the high cost of cotton still residing in their finished goods inventory. While current spot prices on various input costs are down considerably from comparable periods, costs in their finished goods inventory are still at much higher costs than these spot prices. We have been and will continue working through these higher input costs over the next quarter or two before the current lower costs will have a positive impact on our operational results. As such, our operating costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or current economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in fiscal 2013:

•	Cotton prices and market pricing

•	New manufacturing facility

•	Continued economic uncertainties

Cotton prices – Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. Over the past several years, we have seen cotton prices reach levels never before seen in its history and have seen the prices recede back to levels, while still high, which are more in line with historical averages. Whether or not prices will stay at current levels for a sustained period of time, or continue to recede, is unknown. For the current quarter, our effective cost of cotton flowing into our operational results was 96% higher than during the comparable period last year. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Due to the high price of cotton during calendar year 2010, Alstyle, like most large manufacturers, was relatively short with respect to their cotton purchases entering calendar year 2011. However, during the middle part of the calendar year 2011, we entered in cotton contracts in order to guarantee an uninterrupted supply of cotton and price stability covering approximately six months of projected cotton buys. Unfortunately, these locked in prices are significantly higher than the current spot price of cotton today. While we believe we are competitive with other large apparel manufacturers in the United States, with the current spot pricing in the market, many of the smaller manufacturers who did not have the financial capacity to enter into longer term contracts are now able to compete on a favorable basis due to their lower input cost. As the costs incurred for materials are capitalized into inventory and impact the Company’s operating results as the inventory is sold, our peak cotton costs have been flowing into our operational results during the past several quarters. We believe this is a situation that all large manufacturers like Alstyle will need to continue to manage through over the next quarter or two. Unfortunately, while the market had absorbed a certain level of these higher material costs, it never reached a level that effectively offset the current level of cotton costs residing in most manufacturers’ finished goods inventories. In addition, due to recent softness in the market, competitive pressures have had a negative impact on even this level of market pricing. These factors, along with domestic and international economic uncertainties, will make the next quarter or two extremely challenging to navigate through, with comparable margin compression expected until the current lower cotton cost starts to flow through our cost of sales.

New manufacturing facility – The new manufacturing facility in Agua Prieta, Mexico (“AP”) is operational and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. We began producing fabric from this facility during the first quarter of fiscal 2012 and current production capabilities are on target with our original estimates. While the transition from Anaheim to AP has been completed, much still needs to be accomplished, such as increasing production levels and improving the operational efficiency. We believe that

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

operational efficiency will improve as production levels are increased. However, the increase in production levels is dependent on improved market conditions (see below).

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been and continues to be volatile and challenging both domestically and internationally. Although we saw an increase in our apparel revenues during fiscal year 2011 due to improving economic conditions, we saw a significant drop off in our sales during the latter half of fiscal 2012 due to competitive pricing pressures, which we attributed to recent softness in the market. International instability and continued domestic economic issues (i.e., high unemployment, housing sector weakness, etc.) have taken a toll on the domestic economic environment. In addition, the decline in spot pricing of cotton has also given some retailers/distributors/screen-printers reason to pause or be judicious with their replenishment orders. As such, we saw some softness in the market during the latter half of fiscal year 2012, which appears to be continuing into fiscal year 2013. Whether this market is temporary or one we will have to manage through for sometime is unknown. A prolonged softness in the market could have a negative impact on our revenues, operational results and lengthen the time it takes us to get to the lower priced cotton residing in our finished goods inventory.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions, asset dispositions, as well as other customary covenants, such as minimum equity level and total funded debt to EBITDA, as defined. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded intangible assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of May 31, 2012, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2016.

Declining financial market conditions could adversely impact the funding status of our pension plan.

We maintain a defined-benefit pension plan covering approximately 9% of our employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our pension assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels.

We may be required to write down goodwill and other intangible assets which, could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions caused by a recession, protracted recovery there from, or other factors may indicate a potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 29, 2012, and we concluded that no impairment charge was necessary. At May 31, 2012, our goodwill and other intangible assets were approximately $121.2 million and $86.6 million (includes $0.7 million relating to patents included in other long-term assets), respectively.

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

FOR THE PERIOD ENDED MAY 31, 2012

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

As of May 31, 2012, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Three unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes. Cotton accounts for approximately 65% of the manufactured product cost at current pricing levels. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 48% of Alstyle’s yarn requirements during the quarter and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.

Both cotton and paper are commodities that are subject to periodic increases or decreases in price, sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. During fiscal year 2010 and through fiscal year 2012, spot cotton prices increased significantly however, manufacturers were able to insulate themselves from some of these increases with forward purchase contracts. However, because spot cotton prices have remained at these levels for a sustained period of time, these favorable forward contracts expired and were replaced with higher-priced contracts which were significantly higher than spot cotton prices. Even though the current spot cotton prices have begun stabilizing at

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

historical prices, these higher-priced contracts are what have been and will continue to be flowing into large manufacturer’s cost of goods sold over the next several quarters. Generally, when cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability of either, could have a material adverse effect on our results of operations.

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

Alstyle operates manufacturing facilities in Mexico and from time to time sources certain product manufacturing and purchases from El Salvador, Thailand, India, Pakistan, China and other foreign sources. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers, political and economic instability, and social unrest in the countries where it operates. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico, and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle manufactures all of its products in the Agua Prieta manufacturing plant and performs substantially all of its cutting and sewing in three plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business.

The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic). Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle did not outsource any of its production to outside contract manufacturers during the quarter, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.

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

FOR THE PERIOD ENDED MAY 31, 2012

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At May 31, 2012, our goodwill and other intangible assets were approximately $121.2 million and $86.6 million (includes $0.7 million relating to patents included in other long-term assets), respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.3 million of revenue was recognized under these agreements during the three months ended May 31, 2012 as compared to $2.0 million during the three months ended May 31, 2011.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three months ended May 31, 2012.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

Consolidated Summary

	Three Months Ended May 31,
	2012		2011
Consolidated Statements of Earnings—Data
Net sales	$142,528	100.0%	$143,258	100.0%
Cost of goods sold	114,279	80.2	103,557	72.3

Gross profit margin	28,249	19.8	39,701	27.7
Selling, general and administrative	22,022	15.4	20,857	14.5

Income from operations	6,227	4.4	18,844	13.2
Other expense, net	(119)	(0.1)	(994)	(0.7)

Earnings before income taxes	6,108	4.3	17,850	12.5
Provision for income taxes	2,229	1.6	6,426	4.5

Net earnings	$3,879	2.7%	$11,424	8.0%

Net Sales. Our net sales decreased by $0.8 million, or 0.6% from $143.3 million for the three months ended May 31, 2011 to $142.5 million for the current quarter. During the quarter we were able to offset the decline in our apparel sales by the additional sales associated with our print acquisitions. Our apparel sales continue to be impacted by softness in the market and competitive pricing pressures.

Cost of Goods Sold. Our manufacturing costs increased by $10.7 million from $103.6 million for the three months ended May 31, 2011 to $114.3 million for the current quarter, or 10.3%. Our gross profit margin decreased from 27.7% for the three months ended May 31, 2011 to 19.8% for the three months ended May 31, 2012 due to the decline in our apparel margin during the quarter which decreased from 26.8% to 7.0%. The decline in our apparel margin was caused by higher input costs (i.e., mainly cotton) and competitive pressures on selling prices.

Selling, general and administrative expense. For the three months ended May 31, 2012, our selling, general and administrative expenses were $22.0 million, or 15.4% of sales, compared to $20.9 million, or 14.5% of sales for the three months ended May 31, 2011, or an increase of approximately $1.1 million, or 5.3%. Selling, general and administrative expenses were up slightly as a result of our two print acquisitions last fiscal year.

Income from operations. Our income from operations for the three months ended May 31, 2012 was $6.2 million or 4.4% of sales, as compared to $18.8 million, or 13.2% of sales for the three months ended May 31, 2011, a decrease of $12.6 million, or 67.0%. The decrease in our operational earnings related to our decreased apparel margin during the current period.

Other income and expense. Interest expense decreased from $0.8 million for the three months ended May 31, 2011 to $0.5 million for the three months ended May 31, 2012. The decrease in our interest expense related to a lower effective borrowing rate which was offset by the additional debt outstanding due to our recent print acquisition.

Provision for income taxes. Our effective tax rate was 36.5% for the three months ended May 31, 2012 compared to 36.0% for the three months ended May 31, 2011. The increase in our effective tax rate during the current period related to a reduction in the benefit associated with our Domestic Production Activities Deduction, which was caused by the moving of our apparel manufacturing from the United States to Mexico. Our effective tax rate for all of fiscal year 2012 was 36.5%.

Net earnings. Due to the above factors, our net earnings for the three months ended May 31, 2012 was $3.9 million, or 2.7% of sales, as compared to $11.4 million, or 8.0% of sales for the three months ended May 31, 2011. Our basic earnings per share were $0.15 per share for the three months ended May 31, 2012, as compared to $0.44 per share for the three months ended May 31, 2011. Our diluted earnings per share were $0.15 per share for the three months ended May 31, 2012, as compared to $0.44 per share for the three months ended May 31, 2011.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

Segment Operating Results

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2012	2011
Print	$87,299	$67,114
Apparel	55,229	76,144

Total	$142,528	$143,258

Print Segment. Our net print sales, which represented 61.3% of our consolidated sales during the three months ended May 31, 2012, were approximately $87.3 million compared to $67.1 million for the three months ended May 31, 2011, an increase of $20.2 million, or 30.1%. The increase in our sales during the quarter related primarily to our print acquisitions which added $22.9 million in sales during the quarter. While the growth has related primarily to our acquisitions, we continue to see signs of stability in our underlying business.

Apparel Segment. Our net apparel sales, which represented 38.7% of our consolidated sales for the three months ended May 31, 2012, were approximately $55.2 million compared to approximately $76.1 million for the three months ended May 31, 2011, a decrease of $20.9 million, or 27.5%. Our apparel sales continue to be impacted by soft market conditions; reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery; the destocking of inventories at the retail/distributor/screen-print levels; a drop in commodity prices and competitors pricing strategies. The drop in commodity prices over the past 6 months has caused some unrealistic expectations with respect to selling prices. These unrealistic expectations caused some destocking of inventories during this period, which added to the competitive pressures in the marketplace. In attempts to move product, we believe our competitors instituted various rebate programs (stock/restock programs, etc.) or announced price decreases, all during a time when these same competitors were experiencing high cotton costs in their cost of sales. Due to such promotional pricing, at times, products were being sold at less than their associated raw material costs. Since our pricing strategy has been to try to cover our costs, we feel this has negatively impacted our top-line results over the past several quarters and may continue to impact our top-line results for the next quarter or two. However, as the higher priced inventory in the marketplace is worked through, sales volumes should return to more normalized levels, pricing should stabilize as selling prices and the cost of cotton in inventories being consumed are in better alignment, and as such we continue to expect a better business environment during the second half of fiscal year 2013.

	Three months ended
	May 31,
Gross Profit by Segment (in thousands)	2012	2011
Print	$24,367	$19,330
Apparel	3,882	20,371

Total	$28,249	$39,701

Print Segment. Our print gross profit margin (“margin”) for the three months ended May 31, 2012 was $24.4 million as compared to $19.3 million for the three months ended May 31, 2011. As a percentage of sales, our margins decreased slightly from 28.8% to 27.9% for the three months ended May 31, 2011 and May 31, 2012, respectively. The decrease on a percentage basis was due to the impact of our new print acquisitions, which had a lower gross profit margin on average than our seasoned plants.

Apparel Segment. Our apparel gross profit margin (“margin”), as a percentage of sales, was 7.0% for the three months ended May 31, 2012, as compared to 26.8% for the three months ended May 31, 2011. Our apparel margin, as expected and as previously discussed, continues to be compressed by higher input costs flowing through cost of sales and competitive pricing pressures in the marketplace. Cotton, our largest input cost flowing through cost of sales during the quarter increased 96% over the comparable quarter last year. Unfortunately, due to sale side pressures noted above, manufacturers have not been able to pass on enough in price increases to fully cover these additional costs. As such, all large manufacturers’ gross margins over the past several quarters have suffered from margin compression due to this imbalance. While the average unit cost of our finished goods inventory continues to decline as the lower priced cotton replaces the higher priced cotton, there still exists an imbalance between cost and

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

selling price, and as such we would continue to expect margins to be compressed on a comparable basis for the next quarter or two until we have worked through the remaining high cost cotton residing in our finished goods. The length of time it takes to manage through this position and the negative impact thereof will be dependent upon how quickly we can turn our finished goods inventory and the selling price at which we are able to do it.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2012	2011
Print	$12,614	$11,002
Apparel	(2,821)	10,915

Total	9,793	21,917
Less corporate expenses	3,685	4,067

Earnings before income taxes	$6,108	$17,850

Print Segment. As a result of the increase in our Print margin, our print profit for the three months ended May 31, 2012 was $12.6 million compared to $11.0 million for the three months ended May 31, 2011. As a percent of sales, our print profits decreased from 16.4% to 14.4% for the three months ended May 31, 2011 and 2012, respectively. Both the dollar increase and the percentage decrease can be attributed to our recent print acquisitions.

Apparel Segment. As a result of the decrease in our apparel sales and margin, our apparel profit decreased approximately $13.7 million, from $10.9 million for the three months ended May 31, 2011 to a loss of $2.8 million for the three months ended May 31, 2012. As a percent of sales, our apparel profits were -5.1% for the three months ended May 31, 2012, compared to 14.3% for the comparable quarter last year. We feel our Apparel margins and profits should return to more historical levels once we have been able to work our way through the remaining higher yarn costs residing in our finished goods inventory. At current sales levels, we would anticipate this to occur sometime during the second half of this fiscal year.

Liquidity and Capital Resources

	May 31,	February 29,
(Dollars in thousands)	2012	2012
Working Capital	$166,612	$168,969
Cash	$14,967	$10,410

Working Capital. Our working capital decreased by approximately $2.4 million, or 1.4% from $169.0 million at February 29, 2012 to $166.6 million at May 31, 2012. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 29, 2012 to 5.2 to 1.0 at May 31, 2012. Our current ratio increased primarily due to the fact that on a percentage basis, our current payables decreased by a larger percentage than our current assets.

	Three months ended May 31,
(Dollars in thousands)	2012	2011
Net Cash provided by operating activities	$14,766	$11,271
Net Cash used in investing activities	$(126)	$(2,117)
Net Cash used in financing activities	$(9,561)	$(3,869)

Cash flows from operating activities. Cash provided by operating activities increased by $3.5 million from $11.3 million for the three months ended May 31, 2011 to $14.8 million for the three months ended May 31, 2012. Our lower operational profits which decreased our operational cash by $7.5 million during the quarter was more than offset by our decreased inventory balances which increased our operational cash flow by $29.8 million. This was partially offset by a decrease in our outstanding payables and an increase in our accounts receivable, which decreased our operational cash by $16.5 million and $4.3 million, respectively, during the quarter.

Cash flows from investing activities. Cash used for investing activities, which related to capital expenditures, decreased by $2.0 million, from $2.1 million for the three months ended May 31, 2011 to $0.1 million for the three

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

months ended May 31, 2012. The decrease in our capital expenditures relates primarily to the fact that our new Apparel manufacturing facility located in Agua Prieta, Mexico was completed last fiscal year.

Cash flows from financing activities. We used $9.6 million in cash for financing activities this period, compared to $3.9 million for the same period last year. This related primarily to the repayment of $5.0 million of outstanding debt on our credit line and an increase of $0.6 million in our dividends, which resulted from our Board’s approving an increase in our quarterly dividend from $0.155 to $0.175.

Credit Facility. On February 22, 2012, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.74% at May 31, 2012 and 2.44% at May 31, 2011), depending on our total funded debt to EBITDA ratio, as defined. As of May 31, 2012, we had $85.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $61.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio, as defined. We are in compliance with all these covenants as of May 31, 2012. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each Domestic Subsidiary and 65% of all capital securities of each direct Foreign Subsidiary.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future should it be required.

We use derivative financial instruments to manage our exposure to interest rate fluctuations on our floating rate $150.0 million revolving credit facility from time to time. We account for our derivatives as cash flow hedges and record them as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures, at which time the changes in fair value would be recorded in Accumulated Other Comprehensive Income.

On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which matured on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79.

Pension Plan – We are required to make contributions to our defined benefit pension plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). For the current fiscal year ending February 28, 2013, the minimum required contribution to the plan is approximately $2.0 million. We have satisfied the first quarterly installment towards the minimum required contribution by electing to apply a portion of our available Funding Standard Carryover Balance: thus, no cash contributions have been made to the plan during the first quarter of the fiscal year. However, we do expect to make a cash contribution to the plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013, which will be more than sufficient to meet the minimum funding requirement for the year. We made contributions of $3.0 million to our pension plan during fiscal year 2012. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2012, we had an unfunded pension liability recorded on our balance sheet of $8.0 million.

Inventories – We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper and yarn suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

Capital Expenditures – We expect our capital requirements for 2013, exclusive of capital required for possible acquisitions will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows.

We rely on our cash flows generated from operations and the borrowing capacity under our Facility to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our pension plan, and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations supplemented by our Facility as required to cover our operating and capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2012 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $85.0 million at May 31, 2012. We had entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt, but this arrangement matured July 22, 2011; as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2012 would be approximately $0.9 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2012 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Item 1A. Risk Factors

Reference is made to page 25 of this Report on Form 10-Q. There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the stock repurchase plan which was approved by the Board on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of June 29, 2012, the Company has repurchased 96,000 shares under the repurchase program since its inception at an average price per share of $10.45. There is a maximum amount of approximately $9.0 million that may yet be used to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 82 shares of common stock during the three months ended May 31, 2012.

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

Exhibit Number	Description

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective June 30, 2011 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.7	Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Compass Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent, the other lenders who are parties and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, dated as of August 18, 2009 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2009.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, filed on June 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith

**	Furnished herewith

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: June 29, 2012	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 29, 2012	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Secretary and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993.

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007.

Exhibit 3.2(a)	Bylaws of the Registrant as amended through October 15, 1997 incorporated herein by reference to Exhibit 3(ii) to the registrant’s Form 10-Q Quarterly Report for the quarter ended November 30, 1997.

Exhibit 3.2(b)	First amendment to Bylaws of the Registrant dated December 20, 2007 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on December 20, 2007.

Exhibit 10.1	Employee Agreement between Ennis, Inc. and Keith S. Walters dated December 19, 2008 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.2	Employee Agreement between Ennis, Inc. and Michael D. Magill dated December 19, 2008 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.3	Employee Agreement between Ennis, Inc. and Ronald M. Graham dated December 19, 2008 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.4	Employee Agreement between Ennis, Inc. and Richard L. Travis, Jr. dated December 19, 2008 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.5	Employee Agreement between Ennis, Inc. and Irshad Ahmad, Vice President-Apparel Group and CTO dated December 19, 2008 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2009.

Exhibit 10.6	2004 Long-Term Incentive Plan as amended and restated effective June 30, 2011 incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.7	Second Amendment to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of February 22, 2012 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2012.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit Number	Description

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, filed on June 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.