Form 10-Q
period 2012-08-31
ENNIS, INC.
filed 2012-10-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2012

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

As of September 28, 2012, there were 26,155,418 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	August 31, 2012	February 29, 2012
	(unaudited)
Assets
Current assets
Cash	$13,205	$10,410
Accounts receivable, net of allowance for doubtful receivables of $4,410 at August 31, 2012 and $4,403 at February 29, 2012	63,591	58,790
Prepaid expenses	6,206	8,091
Prepaid income taxes	2,996	3,854
Inventories	108,247	132,572
Deferred income taxes	5,493	5,493

Total current assets	199,738	219,210

Property, plant and equipment, at cost
Plant, machinery and equipment	154,131	153,818
Land and buildings	79,097	80,020
Other	23,068	22,997

Total property, plant and equipment	256,296	256,835
Less accumulated depreciation	162,055	157,319

Net property, plant and equipment	94,241	99,516

Goodwill	121,731	121,634
Trademarks and tradenames, net	63,407	63,473
Customer lists, net	21,659	23,188
Deferred finance charges, net	596	671
Other assets	4,165	4,270

Total assets	$505,537	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	August 31, 2012	February 29, 2012
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,679	$27,924
Accrued expenses
Employee compensation and benefits	14,909	16,087
Taxes other than income	1,153	547
Income taxes payable	782	1,183
Other	3,002	4,500

Total current liabilities	41,525	50,241

Long-term debt	70,000	90,000
Liability for pension benefits	8,572	7,494
Deferred income taxes	22,664	23,029
Other liabilities	694	1,323

Total liabilities	143,455	172,087

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 29, 2012	75,134	75,134
Additional paid in capital	121,407	121,390
Retained earnings	252,198	249,862
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	172	1,022
Minimum pension liability, net of taxes	(13,807)	(13,807)

Total accumulated other comprehensive income (loss)	(13,635)	(12,785)

Treasury stock
Cost of 4,090,265 shares at August 31, 2012 and 4,129,668 shares at February 29, 2012	(73,022)	(73,726)

Total shareholders’ equity	362,082	359,875

Total liabilities and shareholders’ equity	$505,537	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands except share and per share amounts)

(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
Net sales	$138,344	$130,384	$280,872	$273,642
Cost of goods sold	104,395	96,290	218,674	199,847

Gross profit margin	33,949	34,094	62,198	73,795

Selling, general and administrative	21,331	18,447	43,357	39,304
Gain from disposal of assets	(5)	(125)	(9)	(125)

Income from operations	12,623	15,772	18,850	34,616

Other income (expense)
Interest expense	(402)	(664)	(871)	(1,482)
Other, net	(265)	171	85	(5)

	(667)	(493)	(786)	(1,487)

Earnings before income taxes	11,956	15,279	18,064	33,129

Provision for income taxes	4,364	5,567	6,593	11,993

Net earnings	$7,592	$9,712	$11,471	$21,136

Weighted average common shares outstanding
Basic	25,992,505	25,933,902	25,984,188	25,914,986

Diluted	26,011,143	25,961,171	26,003,583	25,943,361

Per share amounts
Net earnings - basic	$0.29	$0.37	$0.44	$0.82

Net earnings - diluted	$0.29	$0.37	$0.44	$0.81

Cash dividends per share	$0.175	$0.155	$0.350	$0.310

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
Net earnings	$7,592	$9,712	$11,471	$21,136
Foreign currency translation adjustment,net of deferred taxes	1,257	(827)	(850)	131
Unrealized gain on derivative instruments,net of deferred taxes	—	154	—	372

Comprehensive income	$8,849	$9,039	$10,621	$21,639

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended August 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$11,471	$21,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,048	4,846
Amortization of deferred finance charges	75	216
Amortization of tradenames and customer lists	1,660	1,198
Gain from disposal of assets	(9)	(125)
Bad debt expense	287	542
Stock based compensation	697	499
Deferred income taxes	2	(12)
Changes in operating assets and liabilities, net of the effects of acquisition
Accounts receivable	(4,378)	5,290
Prepaid expenses	2,584	(554)
Inventories	20,053	(20,546)
Other assets	(30)	(100)
Accounts payable and accrued expenses	(8,549)	135
Other liabilities	(629)	(601)
Prepaid pension asset	1,078	820

Net cash provided by operating activities	29,360	12,744

Cash flows from investing activities:
Capital expenditures	(862)	(4,169)
Adjustment to purchase price of businesses acquired	3,737	—
Proceeds from disposal of plant and property	14	204

Net cash provided by (used in) investing activities	(2,889)	(3,965)

Cash flows from financing activities:
Repayment of debt	(20,000)	—
Dividends	(9,135)	(8,058)
Purchase of treasury stock	(2)	(2)
Proceeds from exercise of stock options	26	200

Net cash used in financing activities	(29,111)	(7,860)

Effect of exchange rate changes on cash	(343)	1,083

Net change in cash	2,795	2,002
Cash at beginning of period	10,410	12,305

Cash at end of period	$13,205	$14,307

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended August 31, 2012 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012, from which the accompanying consolidated balance sheet at February 29, 2012 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The Company adopted this standard for the interim period ending May 31, 2012 which is the period for which it became effective. The Company has elected to utilize two separate but consecutive statements for its presentation.

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard has no impact on the Company’s interim financial statements, but may change the way the Company performs its annual goodwill impairment test in the fourth quarter of 2013.

2. Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table represents the activity in the Company’s allowance for doubtful receivables for the three and six months ended August 31, 2012 and 2011 (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
Balance at beginning of period	$4,479	$4,882	$4,403	$4,814
Bad debt expense	—	21	287	542
Recoveries	13	6	19	172
Accounts written off	(82)	(76)	(299)	(695)

Balance at end of period	$4,410	$4,833	$4,410	$4,833

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 29,
	2012	2012
Raw material	$14,820	$22,217
Work-in-process	8,144	11,194
Finished goods	85,283	99,161

	$108,247	$132,572

4. Acquisitions

On February 10, 2012, the Company acquired from Cenveo Corporation (“Cenveo”), and its subsidiaries, Cenveo Resale Ohio, LLC, and Printegra Corporation, certain assets of Cenveo’s document business, including the manufacturing facilities branded under the names PrintXcel and Printegra for a cash payment of $40.0 million plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. As the result of an adjustment made during the quarter ended August 31, 2012 to the acquisition date inventory balances and pursuant to the terms of the purchase agreement, the net purchase price was subsequently reduced to $36.2 million. The combined sales of the purchased operations were $74.4 million during the twelve month period ended December 31, 2011. The acquired assets will continue to be operated under their respective trade names of PrintXcel and Printegra.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

4. Acquisitions-continued

The following is a summary of the preliminary purchase price allocations for PrintXcel and Printegra (in thousands):

Accounts receivable	$7,389
Inventories	4,897
Other assets	631
Property, plant & equipment	8,255
Customer lists	7,930
Trademarks	4,840
Patent	773
Goodwill	4,390
Other long-term assets	1
Accounts payable and accrued liabilities	(2,873)

$36,233

On September 30, 2011, the Company purchased all of the outstanding equity of PrintGraphics, LLC (“PrintGraphics”), a privately held company, as well as the associated land and buildings for an aggregate of $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa, The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010.

The following is a summary of the purchase price allocation for PrintGraphics (in thousands):

Accounts receivable	$1,867
Inventories	1,356
Other assets	94
Property, plant & equipment	3,572
Accounts payable and accrued liabilities	(903)

$5,986

The results of operations for PrintXcel, Printegra, and PrintGraphics are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all operations had been acquired as of March 1, 2011, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands except per share amounts):

	Three months ended August 31, 2011	Six months ended August 31, 2011
Pro forma net sales	$154,528	$322,328
Pro forma net earnings	10,475	22,667
Pro forma earnings per share - diluted	0.40	0.87

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

FOR THE PERIOD ENDED AUGUST 31, 2012

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $63.4 million at August 31, 2012 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of August 31, 2012	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Tradenames	0.2	$1,234	$1,205	$29
Customer lists	6.8	37,887	16,228	21,659
Noncompete	—	500	500	—
Patent	5.5	773	70	703

Total	6.6	$40,394	$18,003	$22,391

As of February 29, 2012
Amortized intangible assets
Tradenames	0.8	$1,234	$1,139	$95
Customer lists	7.2	37,887	14,699	23,188
Noncompete	—	500	500	—
Patent	6.0	773	5	768

Total	7.0	$40,394	$16,343	$24,051

	August 31, 2012	February 29, 2012
Non-amortizing intangible assets
Trademarks	$63,378	$63,378

Aggregate amortization expense for the six months ended August 31, 2012 and 2011 was $1.7 million and $1.2 million, respectively.

The Company’s estimated amortization expense for the current and next five fiscal years ending in February of the stated year is as follows (in thousands):

2013	$3,278
2014	3,180
2015	3,063
2016	3,004
2017	3,004
2018	2,765

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

5. Goodwill and Other Intangible Assets-continued

The following table represents changes in the carrying amount of goodwill as of the dates indicated (in thousands):

	Print Segment Total	Apparel Segment Total	Total
Balance as of February 28, 2011	$42,792	$74,549	$117,341
Goodwill acquired	4,293	—	4,293
Goodwill impairment	—	—	—

Balance as of February 29, 2012	47,085	74,549	121,634
Goodwill acquired adjustment	97	—	97
Goodwill impairment	—	—	—

Balance as of August 31, 2012	$47,182	$74,549	$121,731

During the fiscal year ended February 29, 2012, $4.3 million was added to goodwill related to the acquisition of PrintXcel and Printegra assets. During the six months ended August 31, 2012, an adjustment of $0.1 million reflects a revised estimate in accounts receivable, inventories, accrued expenses, and property, plant and equipment, net of adjustment to the purchase price, related to the acquisition of PrintXcel and Printegra assets during fiscal year 2012.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2012	February 29, 2012
Accrued taxes	$388	$293
Accrued legal and professional fees	1,082	852
Accrued interest	101	48
Accrued utilities	76	93
Accrued repairs and maintenance	775	775
Accrued construction retainage	—	1,759
Accrued phantom stock obligation	438	475
Accrued acquisition related obligations	142	205

	$3,002	$4,500

7. Derivative Instruments and Hedging Activities

The Company uses, at times, derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate debt. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (“Swap”) for a notional amount of $40.0 million which expired on July 22, 2011. The Swap effectively fixed the LIBOR rate for the Company’s floating rate debt at 3.79%.

The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was ($0.6) million, ($0.4) million, net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the three and six months ended August 31, 2011, the Company incurred an additional $0.2 million and $0.6 million, respectively, in interest expense related to the Swap.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

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

Level 1	-	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	-	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves

Level 3	-	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

There were no financial assets or liabilities measured at fair value as of August 31, 2012 and February 29, 2012.

9. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 29,
	2012	2012
Revolving credit facility	$70,000	$90,000

Total long-term debt	$70,000	$90,000

On February 22, 2012, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.75% or 1.98% at August 31, 2012 and 2.47% at August 31, 2011), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation, and amortization (“EBITDA”). As of August 31, 2012, the Company had $70.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $76.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of August 31, 2012. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

10. Shareholders’ Equity

Changes in shareholders’ equity accounts for the six months ended August 31, 2012 are as follows (in thousands), except share and per share amounts:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2012	30,053,443	$75,134	$121,390	$249,862	$(12,785)	(4,129,668)	$(73,726)	$359,875
Net earnings	—	—	—	11,471	—	—	—	11,471
Foreign currency translation, net of deferred tax of $526	—	—	—	—	(850)	—	—	(850)
Dividends declared ($.35 per share)	—	—	—	(9,135)	—	—	—	(9,135)
Stock based compensation	—	—	697	—	—	—	—	697
Exercise of stock options and restricted stock grants	—	—	(680)	—	—	39,578	706	26
Stock repurchases	—	—	—	—	—	(175)	(2)	(2)

Balance August 31, 2012	30,053,443	$75,134	$121,407	$252,198	$(13,635)	(4,090,265)	$(73,022)	$362,082

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last two fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase our common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 175 shares of common stock during the six months ended August 31, 2012.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2012, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (“Plan”). The Company has 937,854 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2012 and 2011, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.4 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively. For the six months ended August 31, 2012 and 2011, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.7 million ($0.4 million net of tax), and $0.5 million ($0.3 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

11. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2012:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at February 29, 2012	310,193	$15.60	6.6	$626
Granted	72,707	15.48
Terminated	(2,500)	13.28
Exercised	(3,000)	8.94

Outstanding at August 31, 2012	377,400	$15.64	6.8	$398

Exercisable at August 31, 2012	206,196	$15.63	5.3	$271

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2012 and 2011:

	August 31,
	2012	2011
Expected volatility	37.02%	43.76%
Expected term (years)	3	3
Risk free interest rate	0.43%	1.16%
Dividend yield	4.42%	3.66%

Weighted average grant-date fair value	$2.83	$4.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
Total cash received	$26	$49	$26	$200
Income tax benefits	—	—	—	—
Total grant-date fair value	5	9	5	35
Intrinsic value	17	22	17	156

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

11. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 29, 2012, and changes during the six months ended August 31, 2012 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 29, 2012	169,411	$3.31
New grants	72,707	2.83
Vested	(70,914)	3.13
Forfeited	—	—

Unvested at August 31, 2012	171,204	$3.18

As of August 31, 2012, there was $425,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.8 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2012 was $1.0 million.

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 29, 2012	131,333	$17.09
Granted	92,293	15.46
Terminated	—	—
Vested	(36,578)	16.05

Outstanding at August 31, 2012	187,048	$16.49

As of August 31, 2012, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.3 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 9% of their aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

12. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$320	$303	$641	$607
Interest cost	601	630	1,201	1,261
Expected return on plan assets	(802)	(803)	(1,604)	(1,607)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	456	316	912	631

Net periodic benefit cost	$539	$410	$1,078	$820

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, the Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2013. However, the Company does expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013. The Company contributed $3.0 million to the Pension Plan during fiscal year 2012.

13. Earnings per share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three and six months ended August 31, 2012, shares related to stock options of 305,150 and 301,150 respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and six months ended August 31, 2011, 176,443 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	25,992,505	25,933,902	25,984,188	25,914,986
Effect of dilutive options	18,638	27,269	19,395	28,375

Diluted weighted average common shares outstanding	26,011,143	25,961,171	26,003,583	25,943,361

Per share amounts:
Net earnings – basic	$0.29	$0.37	$0.44	$0.82

Net earnings – diluted	$0.29	$0.37	$0.44	$0.81

Cash dividends	$0.175	$0.155	$0.350	$0.310

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

14. Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 62% of the Company’s consolidated net sales for the three and six months ended August 31, 2012, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 20 strategically located domestic states. Approximately 94% of the business products manufactured by the Print Segment are custom and semi-custom, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells to a small number of direct customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has several of the top 25 banks in the United States as customers and is actively working on other banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.

The Apparel Segment, which accounted for 38% of the Company’s consolidated net sales for the three and six months ended August 31, 2012, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and six months ended August 31, 2012 and 2011 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended August 31, 2012:
Net sales	$86,069	$52,275	$—	$138,344
Depreciation	1,464	946	66	2,476
Amortization of identifiable intangibles	462	366	—	828
Segment earnings (loss) before income tax	14,815	1,047	(3,906)	11,956
Segment assets	173,880	311,718	19,939	505,537
Capital expenditures	710	—	19	729

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

14. Segment Information and Geographic Information-continued

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended August 31, 2011:
Net sales	$69,212	$61,172	$—	$130,384
Depreciation	1,219	1,029	106	2,354
Amortization of identifiable intangibles	233	366	—	599
Segment earnings (loss) before income tax	11,941	6,715	(3,377)	15,279
Segment assets	134,346	336,224	17,522	488,092
Capital expenditures	785	1,260	7	2,052

Six months ended August 31, 2012:
Net sales	$173,368	$107,504	$—	$280,872
Depreciation	3,008	1,901	139	5,048
Amortization of identifiable intangibles	927	733	—	1,660
Segment earnings (loss) before income tax	27,429	(1,774)	(7,591)	18,064
Segment assets	173,880	311,718	19,939	505,537
Capital expenditures	828	—	34	862

Six months ended August 31, 2011:
Net sales	$136,326	$137,316	$—	$273,642
Depreciation	2,454	2,166	226	4,846
Amortization of identifiable intangibles	465	733	—	1,198
Segment earnings (loss) before income tax	22,943	17,630	(7,444)	33,129
Segment assets	134,346	336,224	17,522	488,092
Capital expenditures	1,471	2,685	13	4,169

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2012:
Net sales to unaffiliated customers
Print Segment	$86,069	$—	$—	$86,069
Apparel Segment	46,837	5,246	192	52,275

	$132,906	$5,246	$192	$138,344

Identifiable long-lived assets
Print Segment	$42,505	$—	$—	$42,505
Apparel Segment	146	28	48,152	48,326
Corporate	3,410	—	—	3,410

	$46,061	$28	$48,152	$94,241

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

14. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended August 31, 2011:
Net sales to unaffiliated customers
Print Segment	$69,212	$—	$—	$69,212
Apparel Segment	56,208	4,758	206	61,172

	$125,420	$4,758	$206	$130,384

Identifiable long-lived assets
Print Segment	$34,875	$—	$—	$34,875
Apparel Segment	587	31	53,114	53,732
Corporate	3,678	—	—	3,678

	$39,140	$31	$53,114	$92,285

Six months ended August 31, 2012:
Net sales to unaffiliated customers
Print Segment	$173,368	$—	$—	$173,368
Apparel Segment	96,118	10,920	466	107,504

	$269,486	$10,920	$466	$280,872

Six months ended August 31, 2011:
Net sales to unaffiliated customers
Print Segment	$136,326	$—	$—	$136,326
Apparel Segment	126,113	10,761	442	137,316

	$262,439	$10,761	$442	$273,642

15. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Six months ended August 31,
	2012	2011
Interest paid	$818	$1,498
Income taxes paid	$5,842	$14,348

16. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. The Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for doubtful receivables to cover estimated credit losses associated with accounts receivable.

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2012

16. Concentrations of Risk-continued

Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria. At August 31, 2012, the Company had $0.4 million in Canadian and $1.9 million in Mexican bank accounts.

17. Subsequent Events

On September 21, 2012, the Board of Directors of Ennis, Inc. declared a 17  1/2 cents a share quarterly dividend to be payable on October 30, 2012 to shareholders of record on October 8, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States is primarily through independent dealers. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece and shorts.

On February 10, 2012, we acquired from Cenveo Corporation (“Cenveo”), and its subsidiaries, Cenveo Resale Ohio, LLC, and Printegra Corporation, certain assets of Cenveo’s document business, including the manufacturing facilities branded under the names of PrintXcel and Printegra for $40.0 million plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The original purchase price of $40.0 million was subsequently reduced to $36.2 million as a result of an adjustment made during the quarter ended August 31, 2012 to the acquisition date inventory balances and pursuant to the terms of the purchase agreement. The combined sales of the purchased operations were $74.4 million during the most recent twelve month period ended December 31, 2011. The acquired assets will continue to be operated under their respective trade names of PrintXcel and Printegra. We expect the acquired assets will expand our pressure seal capabilities, our high color commercial print capabilities, and business check product lines, which will be sold through our independent distributor network.

On September 30, 2011, we purchased all of the outstanding stock of PrintGraphics, LLC (“PrintGraphics”), as well as the associated land and buildings for an aggregate of $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa. The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2012. The acquisition of PrintGraphics continues our strategy of targeted growth in our Print Segment of products to further service our existing customer base.

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 14 of the Notes to the Consolidated Financial Statements beginning on page 18 included elsewhere herein, which information is incorporated herein by reference.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Print Segment

The Print Segment, which represented 62% of our consolidated net sales for the three and six months ended August 31, 2012, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 20 strategically located domestic states. Approximately 94% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon customers’ specifications.

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

Our Print Business Challenges - In our Print Segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the recent downturn in the economy and credit markets, which created highly competitive conditions in an already over-supplied, price-competitive industry, continue to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:

•	Transformation of our portfolio of products

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

•	Excess production capacity and price competition within our industry

•	Continued economic uncertainties

The following is a discussion of these business challenges and our strategy for managing their effect on our print business.

Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new opportunities for growth for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches, such as the addition of our envelope offerings, healthcare wristbands, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings in order to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.

Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile.

Despite a continued competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual relationships with some of our customers. We expect this trend to continue, however, any downturn in the economy or continued protraction of the current recovery may limit our ability to recover all these costs. As such, we will continue to focus our efforts on effectively managing and controlling our product costs to minimize the effects of the foregoing on our operational results, primarily through the use of forecasting models and production and costing models. However, an inherent risk in this process is that our assumptions are inaccurate, which could have a negative impact on our reported profit margins.

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during the past several fiscal years. Although we have seen improvement in some economic indicators within our markets, a generally weak domestic job market, global economic instabilities and a rather anemic domestic economic recovery continue to present a challenging environment for revenue growth. As we cannot predict the pace or continuance of the domestic economic recovery or the impact of continued global economic instability, we continue to focus on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have a proven history of managing our costs during tough economic times and would not expect this to change in the future.

Apparel Segment

The Apparel Segment represented 38% of our consolidated net sales for the three and six months ended August 31, 2012, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 97% of Alstyle’s revenues are derived from t-shirt sales, which make up 90% of domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

Effective July 2011, Alstyle operates in an owned manufacturing facility located in Agua Prieta, Mexico. Previously Alstyle operated in a leased manufacturing facility located in Anaheim, CA. Alstyle has three cut and sew facilities in Mexico (Agua Prieta, Ensenada and Hermosillo). In addition to its own cut and sew facilities, Alstyle also uses outsourced manufacturers located in El Salvador from time to time to supplement a portion of its cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Alstyle utilizes a customer-focused internal sales team comprised of 22 sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend a majority of their time in the field.

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

Alstyle’s most popular styles are produced based on demand management forecasts to permit quick shipment and to level production schedules. Alstyle offers same-day shipping and uses third-party carriers to ship products to its customers.

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 49% of our cotton and yarn from one supplier.

Our Apparel Business Challenges - In our Apparel Segment, our market niche is highly competitive, commodity driven, and is generally dominated by a limited number of companies. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment improved somewhat in 2011, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen some recent softness in the market due to destocking strategies and current economic uncertainties both domestically and internationally. Whether the current softness in the market is a temporary situation or one we will have to manage for an extended period of time is unknown. However, such uncertainty and volatility in the marketplace could have unanticipated adverse effects on our business during this fiscal year and beyond. In addition, the current spot price of cotton has contributed negatively to an already competitive marketplace, which has made it even more difficult for large manufacturers to maintain their margins given the high cost of cotton still residing in their finished goods

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

inventory. While current spot prices on various input costs are down considerably from comparable periods, costs in their finished goods inventory are still at much higher costs than these spot prices. We have been and will continue working through these higher input costs over the next few quarters before the current lower costs will have a positive impact on our operational results. As such, our operating costs are subject to significant swings, which may or may not be passed on to the marketplace due to competitive or current economic conditions, competitors’ pricing strategies, etc. Thus, we believe we are facing the following challenges in our Apparel Segment business in the remainder of fiscal 2013:

•	Cotton prices and market pricing

•	New manufacturing facility

•	Continued economic uncertainties

Cotton prices – Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. Over the past several years, we have seen cotton prices reach levels never before seen in its history and have seen the prices recede back to levels, while still high, which are more in line with historical averages. Whether prices will stay at current levels for a sustained period of time or continue to recede is unknown. For the current quarter, our effective cost of cotton flowing into our operational results was 45% higher than during the comparable period last year. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. Due to the high price of cotton during calendar year 2010, Alstyle, like most large manufacturers, was relatively short with respect to their cotton purchases entering calendar year 2011. However, during the middle part of the calendar year 2011, we entered in cotton contracts in order to guarantee an uninterrupted supply of cotton and price stability covering approximately six months of projected cotton buys. Unfortunately, these locked in prices were significantly higher than the current spot price of cotton today. The costs incurred for materials are capitalized into inventory and impact the Company’s operating results as the inventory is sold, which could be anywhere from six to nine months after the materials were in fact purchased. Consequently, these peak cotton costs have been flowing into our operational results during the past several quarters; and while our apparel results will continue to be impacted by these higher raw material costs for another quarter or so, we did see improvement in this segment’s margin during the second quarter (improved 740 basis points over the preceding quarter) and we would expect its margin to continue to improve during the coming quarters as finished goods produced with higher cost raw materials are replaced with goods produced with lower cost raw materials. However, due to continued economic softness, both domestically and globally, the market continues to be extremely competitive and somewhat constrained. This will continue to put pressure on the sell-side from a market pricing perspective. Whether this will offset the positive impact of the lower costs of raw material now starting to flow out of manufacturers’ finished goods inventory has yet to be seen.

New manufacturing facility – The new manufacturing facility in Agua Prieta, Mexico (“AP”) is operational and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. We began producing fabric from this facility during the first quarter of fiscal 2012 and current production capabilities are on target with our original estimates. While the transition from Anaheim to AP has been completed, much still needs to be accomplished, such as increasing production levels and improving the operational efficiency. We believe that operational efficiency will improve as production levels are increased. However, the increase in production levels is dependent on improved market conditions (see below).

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been and continues to be volatile and challenging both domestically and internationally. Although we saw an increase in our apparel revenues during fiscal 2011 due to improving economic conditions, we saw a significant drop in our sales during the latter half of fiscal 2012 due to competitive pricing pressures, which we attributed to recent softness in the market. International instability and continued domestic economic issues (i.e., high unemployment, housing sector weakness, etc.) have taken a toll on the domestic economic environment. In addition, the decline in spot pricing of cotton has also given some retailers, distributors, and screen-printers reason to pause or be judicious with their replenishment orders. As such, we saw some softness in the market during the latter half of fiscal year 2012,

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

which continued through the first half of fiscal year 2013. Whether these conditions are temporary or one we will have to manage through for sometime is unknown. A prolonged softness in the market could have a negative impact on our revenues, operational results and lengthen the time it takes us to get to the lower priced cotton residing in our finished goods inventory.

Cautionary Statements

You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. In addition, certain statements in this Report, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our recorded goodwill and negatively impact our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate future acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risk described in and incorporated by reference herein the risk factors in our Annual Report on Form 10-K before making an investment in our common stock.

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

We maintain a defined benefit retirement plan (the “Pension Plan”) for employees. Included in our financial results are pension costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded.

Amounts allocated to amortizable intangibles are determined based on valuation analysis for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At August 31, 2012, our goodwill and other intangible assets were approximately $121.7 million and $85.8 million (includes $0.7 million relating to patents included in other long-term assets), respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.0 million and $6.1 million of revenue were recognized under these agreements during the three and six months ended August 31, 2012 as compared to $2.7 million and $4.7 million during the three and six months ended August 31, 2011.

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

In addition to the above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self funded. To help us in this evaluation process, we routinely get outside third-party assessments of our potential liabilities under each plan.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2012 and 2011.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Consolidated Summary

Consolidated Statements of Earnings - Data	Three Months Ended August 31,				Six Months Ended August 31,
	2012		2011		2012		2011
Net sales	$138,344	100.0%	$130,384	100.0%	$280,872	100.0%	$273,642	100.0%
Cost of goods sold	104,395	75.5	96,290	73.9	218,674	77.9	199,847	73.0

Gross profit margin	33,949	24.5	34,094	26.1	62,198	22.1	73,795	27.0
Selling, general and administrative	21,331	15.4	18,447	14.1	43,357	15.4	39,304	14.3
Gain from disposal of assets	(5)	—	(125)	(0.1)	(9)	—	(125)	—

Income from operations	12,623	9.1	15,772	12.1	18,850	6.7	34,616	12.7
Other expense, net	(667)	(0.5)	(493)	(0.4)	(786)	(0.3)	(1,487)	(0.6)

Earnings before income taxes	11,956	8.6	15,279	11.7	18,064	6.4	33,129	12.1
Provision for income taxes	4,364	3.1	5,567	4.3	6,593	2.3	11,993	4.4

Net earnings	$7,592	5.5%	$9,712	7.4%	$11,471	4.1%	$21,136	7.7%

Three Months ended August 31, 2012 compared to Three Months ended August 31, 2011

Net Sales. Our consolidated net sales were $138.3 million for the second quarter ended August 31, 2012 compared to $130.4 million for the second quarter ended August 31, 2011, or an increase of 6.1%. Print sales increased 24.3% for the quarter, from $69.2 million to $86.0 million. Apparel sales for the quarter declined by 14.5% (down 4.5% on units and down 10% on price) from $61.2 million to $52.3 million. During the quarter we were able to offset the decline in our apparel sales by the additional sales associated with our print acquisitions. Our apparel sales continue to be impacted by softness in the market and resulting competitive pricing pressures.

Cost of Goods Sold. Our manufacturing costs increased by $8.1 million from $96.3 million for the three months ended August 31, 2011 to $104.4 million for the current quarter, or 8.4%. Our consolidated gross profit margin (“margin”) decreased from 26.1% to 24.5% for the quarters ended August 31, 2011 and August 31, 2012, respectively. Our print margin increased from 28.6% to 30.7%, due to increased efficiencies, while our apparel margin, which continues to be impacted by higher cotton costs, decreased from 23.4% to 14.4% for the quarter. While our apparel results continue to be negatively impacted by higher raw material costs, we are beginning to see improvement in this segment’s margin. Apparel’s margin during the second quarter improved 740 basis points over the preceding quarter; and we expect their margin to continue to improve during the current quarter as higher cost raw materials are being replaced with raw materials with significantly lower costs.

Selling, general and administrative expense. For the three months ended August 31, 2012, our selling, general and administrative expenses were $21.3 million, or 15.4% of sales, compared to $18.4 million, or 14.1% of sales for the three months ended August 31, 2011, or an increase of approximately $2.9 million, or 15.8%. Selling, general and administrative expenses were up slightly as a result of our two print acquisitions last fiscal year.

Gain from disposal of assets. The gain from disposal of assets of $5,000 during the quarter related to the sale of a vehicle. The gain from disposal of assets of $125,000 for the three months ended August 31, 2011 resulted primarily from the sale of unused manufacturing equipment during the quarter.

Income from operations. Our income from operations for the three months ended August 31, 2012 was $12.6 million or 9.1% of sales, as compared to $15.8 million, or 12.1% of sales for the three months ended August 31, 2011, a decrease of $3.2 million, or 20.3%. The decrease in our operational earnings related to our decreased apparel margin during the quarter.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Other income and expense. Interest expense decreased from $0.7 million for the three months ended August 31, 2011 to $0.4 million for the three months ended August 31, 2012. Although our average outstanding borrowings were higher during the quarter when compared to the same quarter last year, our interest expense decreased due to our lower effective borrowing rate as well as an additional $0.2 million in interest related to the Interest Rate Swap Agreement (“Swap”) during the same quarter last year.

Provision for income taxes. Our effective tax rate was 36.5% for the three months ended August 31, 2012 compared to 36.4% for the three months ended August 31, 2011. The increase in our effective tax rate during the current period related to a reduction in the benefit associated with our Domestic Production Activities Deduction, which was caused by moving our apparel manufacturing from the United States to Mexico. Our effective tax rate for all of fiscal 2012 was 36.5%.

Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2012 was $7.6 million, or 5.5% of sales, as compared to $9.7 million, or 7.4% of sales for the three months ended August 31, 2011. Our basic earnings per share were $0.29 per share for the three months ended August 31, 2012, as compared to $0.37 per share for the three months ended August 31, 2011. Our diluted earnings per share were $0.29 per share for the three months ended August 31, 2012, as compared to $0.37 per share for the three months ended August 31, 2011.

Six Months ended August 31, 2012 compared to Six Months ended August 31, 2011

Net Sales. For the six month period, our net consolidated sales increased from $273.6 million to $280.9 million, or 2.7%. Print sales for the six month period were $173.4 million, compared to $136.3 million for the same period last year, an increase of $37.1 million, or 27.2%. Apparel sales for the six month period were $107.5 million, compared to $137.3 million for the same period last year, or a decrease of 21.7% (down 14.7% on units and down 7% on price). During the period we have been able to offset the decline in our apparel sales by the additional sales associated with our print acquisitions. Our apparel sales continue to be impacted by softness in the market and resulting competitive pricing pressures.

Cost of Goods Sold. Our manufacturing costs increased by $18.9 million from $199.8 million, or 73.0% of sales for the six months ended August 31, 2011 to $218.7 million, or 77.9% of sales for the comparable period this year. Overall our margin decreased from 27.0% to 22.1% for the six months ended August 31, 2011 and 2012, respectively. Our print margin increased during the period from 28.7% to 29.3%, while our apparel margin decreased from 25.3% to 10.6%, again due to higher cotton costs. As mentioned earlier, the negative impact associated with the higher cotton costs in our apparel inventory has begun to abate and we expect to see our apparel margin continue to improve in each succeeding quarter.

Selling, general and administrative expense. For the six months ended August 31, 2012, our selling, general and administrative expenses were $43.4 million compared to $39.3 million for the six months ended August 31, 2011, or an increase of approximately $4.1 million, or 10.4%. Selling, general and administrative expenses were up as a result of our two print acquisitions last fiscal year.

Gain from disposal of assets. The gain from disposal of assets of $9,000 for the six months ended August 31, 2012 resulted from the sale of a vehicle and miscellaneous manufacturing equipment. The gain from disposal of assets of $125,000 for the six months ended August 31, 2011 resulted primarily from the sale of unused manufacturing equipment.

Income from operations. Our income from operations for the six months ended August 31, 2012 was $18.9 million, or 6.7% of sales compared to $34.6 million, or 12.7% of sales for the same period last year, or a decrease of $15.7 million, or 45.4%. The decrease in our operational earnings related to our decreased apparel margin during the period.

Other income and expense. Our interest expense decreased from $1.5 million for the six months ended August 31, 2011 to $0.9 million for the six months ended August 31, 2012. Although our average outstanding borrowings were higher during this period when compared to the same period last year, our interest expense decreased due to our lower effective borrowing rate as well as an additional $0.6 million in interest related to the Swap during the same period last year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Provision for income taxes. Our effective tax rate was 36.5% for the six months ended August 31, 2012 compared to 36.2% for the six months ended August 31, 2011. The increase in our effective tax rate during the current period related to a reduction in the benefit associated with our Domestic Production Activities Deduction, which was caused by moving our apparel manufacturing from the United States to Mexico.

Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2012 was $11.5 million, or 4.1% of sales, compared to $21.1 million, or 7.7% of sales for the six months ended August 31, 2011. Our basic earnings per share for the six months ended August 31, 2012 was $0.44 per share compared to $0.82 per share for the six months ended August 31, 2011. Our diluted earnings per share for the six months ended August 31, 2012 was $0.44 per share compared to $0.81 per share for the six months ended August 31, 2011.

Segment Operating Results

	Three months ended August 31,		Six months ended August 31,
Net Sales by Segment (in thousands)	2012	2011	2012	2011
Print	$86,069	$69,212	$173,368	$136,326
Apparel	52,275	61,172	107,504	137,316

Total	$138,344	$130,384	$280,872	$273,642

Print Segment. Our net print sales, which represented 62% of our consolidated sales during the three and six months ended August 31, 2012, were approximately $86.0 million and $173.4 million, respectively, compared to $69.2 million and $136.3 million for the three and six months ended August 31, 2011, respectively, an increase of $16.8 million, or 24.3% for the quarter and an increase of $37.1 million, or 27.2% for the period. The increase in our sales during the quarter and period related primarily to our print acquisitions, which added $21.3 million and $44.2 million for the quarter and period, respectively. While the growth has related primarily to our acquisitions, we continue to see signs of stability in our underlying business.

Apparel Segment. Our net apparel sales, which represented 38% of our consolidated sales for the three and six months ended August 31, 2012, were approximately $52.3 million and $107.5 million, respectively, compared to approximately $61.2 million and $137.3 million for the three and six months ended August 31, 2011, respectively, a decrease of $8.9 million, or 14.5% for the quarter and a decrease of $29.8 million, or 21.7% for the period. Our apparel sales continue to be impacted by soft market conditions; reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery; the destocking of inventories at the retail, distributor, and screen-print levels; a drop in commodity prices and competitors’ pricing strategies. The drop in commodity prices caused some unrealistic expectations with respect to selling prices. These unrealistic expectations caused some destocking of inventories at the retail and distributor levels, which added to the competitive pressures in the marketplace as manufacturers attempted to maintain their production levels. We believe our competitors instituted various rebate programs (stock/restock programs, etc.) or announced price decreases, sometimes even selling their products at prices less than their associated raw material costs. Since our pricing strategy has been to try to cover our costs, we feel this has negatively impacted our top-line results during this fiscal year. However, as the higher priced inventory in the marketplace is worked through, sales volumes should return to more normalized levels, pricing should stabilize as selling prices and the cost of cotton in inventories being consumed are in better alignment, and as such we continue to expect a better business environment during the second half of fiscal 2013.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

	Three months ended August 31,		Six months ended August 31,
Gross Profit by Segment (in thousands)	2012	2011	2012	2011
Print	$26,420	$19,771	$50,787	$39,101
Apparel	7,529	14,323	11,411	34,694

Total	$33,949	$34,094	$62,198	$73,795

Print Segment. Our print gross profit margin for the three and six months ended August 31, 2012 was $26.4 million and $50.8 million, respectively, as compared to $19.8 million and $39.1 million for the three and six months ended August 31, 2011, respectively, an increase for the quarter of $6.6 million, or 33.3% and an increase for the period of $11.7 million, or 29.9%. As a percentage of sales, the print gross profit increased from 28.6% to 30.7% for the three months ended August 31, 2011 and 2012, respectively, and increased from 28.7% to 29.3% for the six months ended August 31, 2011 and 2012, respectively. The increase in our print gross profit on a dollar basis related to our print acquisitions last year. The percentage basis increase improved due to improved operational efficiencies at these same plants.

Apparel Segment. Our apparel gross profit margin (“margin”), for the three and six months ended August 31, 2012 was $7.5 million and $11.4 million, respectively, as compared to $14.3 million and $34.7 million for the three and six months ended August 31, 2011, respectively. As a percentage of sales, our apparel gross profit margin was 14.4% and 10.6% for the three and six months ended August 31, 2012, respectively, as compared to 23.4% and 25.3% for the three and six months ended August 31, 2011, respectively. Our apparel margin continues to be impacted by higher input costs and competitive pressures in the marketplace. Cotton costs flowing through our cost of sales was 45% percent higher this quarter as compared to the same quarter last year. While our apparel results continue to be negatively impacted by these higher costs, we are beginning to see improvement in this segment’s margin. The Apparel Segment margin during the second quarter improved 740 basis points over the preceding quarter; and we expect its margin will continue to improve during the second half of the year as higher cost raw materials are being replaced with raw materials with significantly lower costs.

	Three months ended August 31,		Six months ended August 31,
Profit by Segment (in thousands)	2012	2011	2012	2011
Print	$14,815	$11,941	$27,429	$22,943
Apparel	1,047	6,715	(1,774)	17,630

Total	15,862	18,656	25,655	40,573
Less corporate expenses	3,906	3,377	7,591	7,444

Earnings before income taxes	$11,956	$15,279	$18,064	$33,129

Print Segment. As a result of the increase in our print margin and our two print acquisitions last year, our print profit for the three and six months ended August 31, 2012 was $14.8 million and $27.4 million, respectively, compared to $11.9 million and $22.9 million for the three and six months ended August 31, 2011, respectively. As a percent of sales, our print profits decreased from 17.3% and 16.8% to 17.2% and 15.8% for the three and six months ended August 31, 2011 and 2012, respectively.

Apparel Segment. As a result of the decrease in our apparel sales and margin, our apparel profit decreased approximately $5.7 million, from $6.7 million for the three months ended August 31, 2011 to $1.0 million for the three months ended August 31, 2012. The apparel profit decreased $19.4 million, from $17.6 million to a loss of $1.8 million for the six months ended August 31, 2011 and 2012, respectively. As a percent of sales, our apparel profits were 2.0% and -1.7% for the three and six months ended August 31, 2012, respectively, compared to 11.0% and 12.8% for the three and six months ended August 31, 2011, respectively.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Liquidity and Capital Resources

	August 31,	February 29,
(Dollars in thousands)	2012	2012
Working Capital	$158,213	$168,969
Cash	$13,205	$10,410

Working Capital. Our working capital decreased by approximately $10.8 million, or 6.4%, from $169.0 million at February 29, 2012 to $158.2 million at August 31, 2012, due primarily to the continued decrease in the value of our apparel finished goods inventory. This will continue to occur as higher priced cotton is replaced by lower priced cotton in their finished goods. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 29, 2012 to 4.8 to 1.0 at August 31, 2012. Our current ratio increased primarily because on a percentage basis, our current liabilities decreased by a larger percentage than our current assets, 17.3% and 8.9%, respectively.

	Six months ended August 31,
(Dollars in thousands)	2012	2011
Net Cash provided by operating activities	$29,360	$12,744
Net Cash provided by (used in) investing activities	$2,889	$(3,965)
Net Cash used in financing activities	$(29,111)	$(7,860)

Cash flows from operating activities. Cash provided by operating activities increased by $16.6 million from $12.7 million for the six months ended August 31, 2011 to $29.4 million for the six months ended August 31, 2012. Our lower operational profits, which decreased our operational cash by $9.7 million during the period, was more than offset by our decreased inventory balances which increased our operational cash flow by $40.6 million. This was partially offset by a decrease in our outstanding payables, an increase in our accounts receivable and a decrease in our prepaid expenses, which impacted our operational cash by ($8.6) million, ($9.7) million and $3.0 million, respectively, during the period.

Cash flows from investing activities. The decrease in our capital expenditures for the period relates primarily to the fact that our new apparel manufacturing facility located in Agua Prieta, Mexico was completed last fiscal year. Cash provided during the current quarter related to an adjustment to the purchase price on one of our acquisitions.

Cash flows from financing activities. We used $29.1 million in cash for financing activities this period, compared to $7.9 million for the same period last year. This related primarily to the repayment of $20.0 million of outstanding debt on our credit line and an increase of $1.1 million in our dividends, which resulted from our Board of Directors approving an increase in our quarterly dividend from $0.155 to $0.175.

Credit Facility. On February 22, 2012, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.75% or 1.98% at August 31, 2012 and 2.47% at August 31, 2011), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31, 2012, we had $70.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $76.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio. We were in compliance with all these covenants as of August 31, 2012. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

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

On July 7, 2008, we entered into a three-year Swap for a notional amount of $40.0 million which matured on July 22, 2011. The Swap effectively fixed the LIBOR rate at 3.79%.

Pension Plan – We are required to make contributions to our defined benefit retirement plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2013. However, we do expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013. We made contributions of $3.0 million to our Pension Plan during fiscal 2012. As our pension assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2012, we had an unfunded pension liability recorded on our balance sheet of $8.6 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $4.0 million and $5.0 million. For the six months ended August 31, 2012, capital expenditures were approximately $0.9 million. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2012 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $70.0 million at August 31, 2012. We

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

had entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt, but this arrangement matured July 22, 2011; as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2012 would be approximately $0.7 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2012 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended August 31, 2012.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by the Board on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of October 5, 2012, the Company has repurchased 96,000 shares under the repurchase program since its inception at an average price per share of $10.45. No repurchases were made under the plan during the second quarter ended August 31, 2012. There is a maximum amount of approximately $9.0 million that may yet be used to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 93 and 175 shares of common stock during the three and six months ended August 31, 2012, respectively.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
June 1, 2012 - June 30, 2012	93	$14.30	—	$8,897,084
July 1, 2012 - July 31, 2012	—	$—	—	$8,897,084
August 1, 2012 - August 31, 2012	—	$—	—	$8,897,084

Total	93	$14.30	—	$8,897,084

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007, filed May 9, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc. dated September 21, 2012 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed on October 5, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 5, 2012	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and
President

Date: October 5, 2012	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007, filed May 9, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc. dated September 21, 2012 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed on October 5, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.