Form 10-Q
period 2012-11-30
ENNIS, INC.
filed 2013-01-04
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2012

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

As of December 28, 2012, there were 26,156,418 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	November 30,	February 29,
	2012	2012
	(unaudited)
Assets
Current assets
Cash	$9,234	$10,410
Accounts receivable, net of allowance for doubtful receivables of $3,683 at November 30, 2012 and $4,403 at February 29, 2012	57,996	58,790
Prepaid expenses	7,135	8,091
Prepaid income taxes	4,222	3,854
Inventories	109,481	132,572
Deferred income taxes	5,493	5,493

Total current assets	193,561	219,210
Property, plant and equipment, at cost
Plant, machinery and equipment	154,684	153,818
Land and buildings	79,818	80,020
Other	23,120	22,997

Total property, plant and equipment	257,622	256,835
Less accumulated depreciation	164,475	157,319

Net property, plant and equipment	93,147	99,516

Goodwill	121,809	121,634
Trademarks and trade names, net	63,378	63,473
Customer lists, net	20,897	23,188
Deferred finance charges, net	559	671
Other assets	4,156	4,270

Total assets	$497,507	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	November 30,	February 29,
	2012	2012
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$20,873	$27,924
Accrued expenses
Employee compensation and benefits	14,885	16,087
Taxes other than income	453	547
Income taxes payable	1,031	1,183
Other	2,843	4,500

Total current liabilities	40,085	50,241

Long-term debt	60,000	90,000
Liability for pension benefits	9,111	7,494
Deferred income taxes	22,897	23,029
Other liabilities	964	1,323

Total liabilities	133,057	172,087

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 29, 2012	75,134	75,134
Additional paid-in capital	121,779	121,390
Retained earnings	253,792	249,862
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	556	1,022
Minimum pension liability, net of taxes	(13,807)	(13,807)

Total accumulated other comprehensive income (loss)	(13,251)	(12,785)

Treasury stock
Cost of 4,089,265 shares at November 30, 2012 and 4,129,668 shares at February 29, 2012	(73,004)	(73,726)

Total shareholders’ equity	364,450	359,875

Total liabilities and shareholders’ equity	$497,507	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2012	2011	2012	2011
Net sales	$128,996	$121,846	$409,868	$395,488
Cost of goods sold	98,385	91,663	317,059	291,510

Gross profit margin	30,611	30,183	92,809	103,978

Selling, general and administrative	20,591	19,094	63,948	58,398
(Gain) loss from disposal of assets	3	(8)	(6)	(133)

Income from operations	10,017	11,097	28,867	45,713

Other income (expense)
Interest expense	(335)	(405)	(1,206)	(1,887)
Other, net	(182)	318	(97)	313

	(517)	(87)	(1,303)	(1,574)

Earnings before income taxes	9,500	11,010	27,564	44,139

Provision for income taxes	3,330	4,118	9,923	16,111

Net earnings	$6,170	$6,892	$17,641	$28,028

Weighted average common shares outstanding
Basic	26,025,072	25,934,972	26,011,692	25,930,484

Diluted	26,045,883	25,954,399	26,031,738	25,955,104

Per share amounts
Net earnings - basic	$0.24	$0.27	$0.68	$1.08

Net earnings - diluted	$0.24	$0.27	$0.68	$1.08

Cash dividends per share	$0.175	$0.155	$0.525	$0.465

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2012	2011	2012	2011
Net earnings	$6,170	$6,892	$17,641	$28,028
Foreign currency translation adjustment, net of deferred taxes	384	(2,790)	(466)	(2,659)
Unrealized gain on derivative instruments, net of deferred taxes	—	—	—	372

Comprehensive income	$6,554	$4,102	$17,175	$25,741

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended November 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$17,641	$28,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,518	7,174
Amortization of deferred finance charges	112	324
Amortization of trade names and customer lists	2,483	1,797
Gain from disposal of assets	(6)	(133)
Bad debt expense	287	69
Stock based compensation	1,078	762
Deferred income taxes	1	(11)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,191	12,798
Prepaid expenses	517	(1,121)
Inventories	18,753	(20,375)
Other current assets	—	21
Other assets	(53)	(84)
Accounts payable and accrued expenses	(10,145)	(2,788)
Other liabilities	(359)	(727)
Prepaid pension asset	1,617	1,230

Net cash provided by operating activities	40,635	26,964

Cash flows from investing activities:
Capital expenditures	(1,725)	(5,304)
Purchase of businesses, net of cash acquired	—	(5,986)
Adjustment to purchase price of businesses acquired	3,737	—
Proceeds from disposal of plant and property	18	229

Net cash provided by (used in) investing activities	2,030	(11,061)

Cash flows from financing activities:
Repayment of debt	(30,000)	—
Dividends	(13,711)	(12,093)
Purchase of treasury stock	(2)	(2)
Proceeds from exercise of stock options	35	200

Net cash used in financing activities	(43,678)	(11,895)

Effect of exchange rate changes on cash	(163)	448

Net change in cash	(1,176)	4,456
Cash at beginning of period	10,410	12,305

Cash at end of period	$9,234	$16,761

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively the “Company” or “Ennis”) for the quarter ended November 30, 2012 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012, from which the accompanying consolidated balance sheet at February 29, 2012 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard has no impact on the Company’s interim financial statements, but may change the way the Company performs its annual impairment test in the fourth quarter of 2013.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables for the three and nine months ended November 30, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2012	2011	2012	2011
Balance at beginning of period	$4,410	$4,833	$4,403	$4,814
Bad debt expense	—	(473)	287	69
Recoveries	5	12	24	184
Accounts written off	(732)	(36)	(1,031)	(731)
Foreign currency translation	—	(3)	—	(3)

Balance at end of period	$3,683	$4,333	$3,683	$4,333

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 29,
	2012	2012
Raw material	$14,994	$22,217
Work-in-process	8,857	11,194
Finished goods	85,630	99,161

	$109,481	$132,572

4. Acquisitions

On February 10, 2012, the Company acquired from Cenveo Corporation (“Cenveo”) and its subsidiaries, Cenveo Resale Ohio, LLC and Printegra Corporation, certain assets of Cenveo’s document business, including the manufacturing facilities branded under the names PrintXcel and Printegra for a cash payment of $40.0 million plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. As the result of an adjustment made during the quarter ended August 31, 2012 to the acquisition date inventory balances and pursuant to the terms of the purchase agreement, the net purchase price was subsequently reduced to $36.2 million. The combined sales of the purchased operations were $74.4 million during the twelve month period ended December 31, 2011. The acquired assets will continue to be operated under their respective trade names of PrintXcel and Printegra.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

4. Acquisitions-continued

The following is a summary of the purchase price allocations for PrintXcel and Printegra (in thousands):

Accounts receivable	$7,389
Inventories	4,897
Other assets	631
Property, plant & equipment	8,232
Customer lists	7,930
Trademarks	4,840
Patent	773
Goodwill	4,468
Other long-term assets	1
Accounts payable and accrued liabilities	(2,928)

$36,233

On September 30, 2011, the Company purchased all of the outstanding equity of PrintGraphics, LLC (“PrintGraphics”), a privately held company, as well as associated land and buildings for an aggregate of $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa. The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010.

The following is a summary of the purchase price allocation for PrintGraphics (in thousands):

Accounts receivable	$1,867
Inventories	1,356
Other assets	94
Property, plant & equipment	3,572
Accounts payable and accrued liabilities	(903)

$5,986

The results of operations for PrintXcel, Printegra, and PrintGraphics are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all operations had been acquired as of March 1, 2011, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

	Three months ended	Nine months ended
	November 30,	November 30,
	2011	2011
Pro forma net sales	$139,146	$461,474
Pro forma net earnings	7,197	29,864
Pro forma earnings per share - diluted	0.28	1.15

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

FOR THE PERIOD ENDED NOVEMBER 30, 2012

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks with indefinite lives and a net book value of $63.4 million at November 30, 2012 are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of November 30, 2012	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.6	37,887	16,990	20,897
Noncompete	—	500	500	—
Patent	5.2	773	102	671

Total	6.4	$40,394	$18,826	$21,568

As of February 29, 2012
Amortized intangible assets
Trade names	0.8	$1,234	$1,139	$95
Customer lists	7.2	37,887	14,699	23,188
Noncompete	—	500	500	—
Patent	6.0	773	5	768

Total	7.0	$40,394	$16,343	$24,051

	November 30, 2012	February 29, 2012
Non-amortizing intangible assets
Trademarks	$63,378	$63,378

Aggregate amortization expense for the nine months ended November 30, 2012 and 2011 was $2.5 million and $1.8 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

5. Goodwill and Other Intangible Assets-continued

The Company’s estimated amortization expense for the current and next five fiscal years ending in February of the stated year is as follows (in thousands):

2013	$3,278
2014	3,180
2015	3,063
2016	3,004
2017	3,004
2018	2,765

The following table represents changes in the carrying amount of goodwill as of the dates indicated (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of February 28, 2011	$42,792	$74,549	$117,341
Goodwill acquired	4,293	—	4,293
Goodwill impairment	—	—	—

Balance as of February 29, 2012	47,085	74,549	121,634
Goodwill acquired adjustment	175	—	175
Goodwill impairment	—	—	—

Balance as of November 30, 2012	$47,260	$74,549	$121,809

During the fiscal year ended February 29, 2012, $4.3 million was added to goodwill related to the acquisition of PrintXcel and Printegra assets. During the nine months ended November 30, 2012, an adjustment of $0.2 million reflects a revised estimate in accounts receivable, inventories, accrued expenses, and property, plant and equipment, net of adjustment to the purchase price, related to the acquisition of PrintXcel and Printegra assets during fiscal year 2012.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2012	February 29, 2012
Accrued taxes	$340	$293
Accrued legal and professional fees	940	852
Accrued interest	107	48
Accrued utilities	63	93
Accrued repairs and maintenance	775	775
Accrued construction retainage	—	1,759
Accrued phantom stock obligation	454	475
Accrued acquisition related obligations	164	205

	$2,843	$4,500

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

FOR THE PERIOD ENDED NOVEMBER 30, 2012

7. Derivative Instruments and Hedging Activities-continued

The Swap was designated as a cash flow hedge, and the fair value at February 28, 2011 was ($0.6) million, ($0.4) million, net of deferred taxes. The Swap was reported on the Consolidated Balance Sheet as of February 28, 2011 as current installments of long-term debt with a related deferred charge recorded as a component of other comprehensive income (loss). During the nine months ended November 30, 2011, the Company incurred an additional $0.6 million in interest expense related to the Swap, none of which was incurred during the three months ended November 30, 2011.

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

Level 1	-	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	-	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Level 3	-	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

There were no financial assets or liabilities measured at fair value as of November 30, 2012 and February 29, 2012.

9. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 29,
	2012	2012
Revolving credit facility	$60,000	$90,000

Total long-term debt	$60,000	$90,000

On February 22, 2012, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at November 30, 2012 and 2.52% at November 30, 2011), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of November 30, 2012, the Company had $60.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $86.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of November 30, 2012. The Facility is secured by substantially all of the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

9. Long-Term Debt-continued

Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

10. Shareholders’ Equity

Changes in shareholders’ equity accounts for the nine months ended November 30, 2012 are as follows (in thousands, except share and per share amounts):

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance February 29, 2012	30,053,443	$75,134	$121,390	$249,862	$(12,785)	(4,129,668)	$(73,726)	$359,875
Net earnings	—	—	—	17,641	—	—	—	17,641
Foreign currency translation, net of deferred tax of $288	—	—	—	—	(466)	—	—	(466)
Dividends declared ($.525 per share)	—	—	—	(13,711)	—	—	—	(13,711)
Stock based compensation	—	—	1,078	—	—	—	—	1,078
Exercise of stock options and restricted stock grants	—	—	(689)	—	—	40,578	724	35
Stock repurchases	—	—	—	—	—	(175)	(2)	(2)

Balance November 30, 2012	30,053,443	$75,134	$121,779	$253,792	$(13,251)	(4,089,265)	$(73,004)	$364,450

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last two fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase our common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 175 shares of common stock during the nine months ended November 30, 2012.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2012, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 937,854 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2012 and 2011, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.4 million ($0.3 million net of tax), and $0.3 million ($0.2 million net of tax), respectively. For the nine months ended November 30, 2012 and 2011, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.1 million ($0.7 million net of tax), and $0.8 million ($0.5 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

11. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2012:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at February 29, 2012	310,193	$15.60	6.6	$626
Granted	72,707	15.48
Terminated	(2,500)	13.28
Exercised	(4,000)	8.94

Outstanding at November 30, 2012	376,400	$15.66	6.6	$439

Exercisable at November 30, 2012	205,196	$15.66	5.0	$298

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2012 and 2011:

	November 30,
	2012	2011
Expected volatility	37.02%	43.76%
Expected term (years)	3	3
Risk free interest rate	0.43%	1.16%
Dividend yield	4.42%	3.66%
Weighted average grant-date fair value	$2.83	$4.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2012	2011	2012	2011
Total cash received	$9	$—	$35	$200
Income tax benefits	—	—	—	—
Total grant-date fair value	1	—	6	35
Intrinsic value	6	—	23	156

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

11. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 29, 2012, and changes during the nine months ended November 30, 2012 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2012	169,411	$3.31
New grants	72,707	2.83
Vested	(70,914)	3.13
Forfeited	—	—

Unvested at November 30, 2012	171,204	$3.18

As of November 30, 2012, there was $0.4 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.6 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2012 was $1.1 million.

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2012:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 29, 2012	131,333	$17.09
Granted	92,293	15.46
Terminated	—	—
Vested	(36,578)	16.05

Outstanding at November 30, 2012	187,048	$16.49

As of November 30, 2012, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.0 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 9% of their aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

12. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$322	$304	$963	$911
Interest cost	600	631	1,801	1,892
Expected return on plan assets	(802)	(804)	(2,406)	(2,411)
Amortization of:
Prior service cost	(37)	(36)	(109)	(108)
Unrecognized net loss	456	315	1,368	946

Net periodic benefit cost	$539	$410	$1,617	$1,230

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a pension plan’s benefit liability and annual cost of accruals, the Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2013. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013. The Company contributed $3.0 million to the Pension Plan during fiscal year 2012.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three and nine months ended November 30, 2012, shares related to stock options of 301,150 were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and nine months ended November 30, 2011, 232,443 and 196,443 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	26,025,072	25,934,972	26,011,692	25,930,484
Effect of dilutive options	20,811	19,427	20,046	24,620

Diluted weighted average common shares outstanding	26,045,883	25,954,399	26,031,738	25,955,104

Per share amounts:
Net earnings – basic	$0.24	$0.27	$0.68	$1.08

Net earnings – diluted	$0.24	$0.27	$0.68	$1.08

Cash dividends	$0.175	$0.155	$0.525	$0.465

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

14. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 63% and 62% of the Company’s consolidated net sales for the three and nine months ended November 30, 2012, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 49 manufacturing locations throughout the United States in 19 strategically located states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Apparel Segment, which accounted for 37% and 38% of the Company’s consolidated net sales for the three and nine months ended November 30, 2012, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and nine months ended November 30, 2012 and 2011 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2012:
Net sales	$81,548	$47,448	$—	$128,996
Depreciation	1,447	960	63	2,470
Amortization of identifiable intangibles	456	367	—	823
Segment earnings (loss) before income tax	12,999	837	(4,336)	9,500
Segment assets	166,221	313,052	18,234	497,507
Capital expenditures	863	—	—	863

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

14. Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2011:
Net sales	$69,216	$52,630	$—	$121,846
Depreciation	1,286	944	98	2,328
Amortization of identifiable intangibles	232	367	—	599
Segment earnings (loss) before income tax	11,027	4,098	(4,115)	11,010
Segment assets	136,757	326,982	20,792	484,531
Capital expenditures	487	634	14	1,135

Nine months ended November 30, 2012:
Net sales	$254,916	$154,952	$—	$409,868
Depreciation	4,455	2,861	202	7,518
Amortization of identifiable intangibles	1,383	1,100	—	2,483
Segment earnings (loss) before income tax	40,428	(937)	(11,927)	27,564
Segment assets	166,221	313,052	18,234	497,507
Capital expenditures	1,691	—	34	1,725

Nine months ended November 30, 2011:
Net sales	$205,542	$189,946	$—	$395,488
Depreciation	3,740	3,110	324	7,174
Amortization of identifiable intangibles	697	1,100	—	1,797
Segment earnings (loss) before income tax	33,970	21,728	(11,559)	44,139
Segment assets	136,757	326,982	20,792	484,531
Capital expenditures	1,958	3,319	27	5,304

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended November 30, 2012:
Net sales to unaffiliated customers
Print Segment	$81,548	$—	$—	$81,548
Apparel Segment	43,408	3,837	203	47,448

	$124,956	$3,837	$203	$128,996

Identifiable long-lived assets
Print Segment	$41,855	$—	$—	$41,855
Apparel Segment	169	27	47,747	47,943
Corporate	3,349	—	—	3,349

	$45,373	$27	$47,747	$93,147

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

14. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended November 30, 2011:
Net sales to unaffiliated customers
Print Segment	$69,216	$—	$—	$69,216
Apparel Segment	47,876	4,474	280	52,630

	$117,092	$4,474	$280	$121,846

Identifiable long-lived assets
Print Segment	$37,631	$—	$—	$37,631
Apparel Segment	522	29	49,544	50,095
Corporate	3,594	—	—	3,594

	$41,747	$29	$49,544	$91,320

Nine months ended November 30, 2012:
Net sales to unaffiliated customers
Print Segment	$254,916	$—	$—	$254,916
Apparel Segment	139,526	14,757	669	154,952

	$394,442	$14,757	$669	$409,868

Nine months ended November 30, 2011:
Net sales to unaffiliated customers
Print Segment	$205,542	$—	$—	$205,542
Apparel Segment	173,989	15,235	722	189,946

	$379,531	$15,235	$722	$395,488

15. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended
	November 30,
	2012	2011
Interest paid	$1,146	$1,950
Income taxes paid	$10,240	$17,943

16. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. The Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for doubtful receivables to cover the Company’s estimate of credit losses associated with accounts receivable.

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. All funds in a “noninterest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2012

16. Concentrations of Risk-continued

depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria. At November 30, 2012, the Company had $0.7 million in Canadian and $1.3 million in Mexican bank accounts.

17. Subsequent Events

On December 10, 2012, the Board of Directors of the Company declared an accelerated third and fourth quarter cash dividend for this fiscal year totaling $.35 per share of outstanding common stock. This accelerated dividend was intended by the Board to be in lieu of quarterly dividends Ennis planned to announce with its quarterly earnings results for the third and fourth quarters of fiscal year 2013, and that otherwise would have been paid in calendar year 2013. This accelerated dividend was paid on December 28, 2012 to shareholders of record on December 20, 2012.

The Board believed that with future fiscal and federal tax rate uncertainty at that time, it would be in the best interest of the Company’s shareholders to accelerate the dividend payment for the last two quarters of the current fiscal year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece and shorts.

On February 10, 2012, we acquired from Cenveo Corporation (“Cenveo”), and its subsidiaries, Cenveo Resale Ohio, LLC, and Printegra Corporation, certain assets of Cenveo’s document business, including the manufacturing facilities branded under the names of PrintXcel and Printegra for $40.0 million plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The original purchase price of $40.0 million was subsequently reduced to $36.2 million as a result of an adjustment made during the quarter ended August 31, 2012, to the acquisition date inventory balances and pursuant to the terms of the purchase agreement. The combined sales of the purchased operations were $74.4 million during the twelve month period ended December 31, 2011. The acquired assets will continue to be operated under their respective trade names of PrintXcel and Printegra. We expect the acquired assets will expand our pressure seal and high color commercial print capabilities, as well as our business check product lines, which will be sold through our independent distributor network.

On September 30, 2011, we purchased all of the outstanding equity of PrintGraphics, LLC (“PrintGraphics”), as well as associated land and buildings for an aggregate of $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa. The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010. The acquisition of PrintGraphics continues our strategy of targeted growth in the Print Segment of products to further service our existing customer base.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

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

Print Segment

The Print Segment, which represented 63% and 62% of our consolidated net sales for the three and nine months ended November 30, 2012, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 49 manufacturing locations throughout the United States in 19 strategically located states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon customers’ specifications.

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

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as Moore Wallace (a subsidiary of R.R. Donnelley), Standard Register, and Cenveo, or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate statistical information, to determine the Company’s share of the total business products market, management believes the Company is one of the largest producers of business forms in the United States distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Our Print Business Challenges - In our Print Segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the economic downturn and the associated credit crunch created highly competitive conditions in an already over-supplied, price-competitive industry, continue to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:

•	Transformation of our portfolio of products

•	Excess production capacity and price competition within our industry

•	Continued economic uncertainties

The following is a discussion of these business challenges and our strategy for managing their effect on our print business.

Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line. The same digital advances also introduce potential new growth opportunities, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches, such as the addition of our envelope offerings, healthcare wristbands, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition. Transforming our product offerings in order to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships.

Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile.

Despite a continued competitive marketplace, we have generally been able to pass through increased paper costs, although it can often take several quarters to push these through due to the custom nature of our products and/or contractual relationships with some of our customers. We expect this trend to continue, however, any new downturn in the economy or continued protraction of the current recovery may limit our ability to recover all these costs. As such, we will continue to focus our efforts on effectively managing and controlling our product costs to minimize the effects of the foregoing on our operational results, primarily through the use of forecasting models and production and costing models. However, an inherent risk in this process is that our assumptions are inaccurate, which could have a negative impact on our reported profit margins.

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been volatile and challenging. Decreased demand and intense price competition resulted in a significant decline in our revenue during the past several fiscal years. Although we have seen improvement in some economic indicators within our markets, a generally weak domestic job market, global economic instabilities, a rather anemic domestic economic recovery and domestic policy uncertainties have and will continue to present a challenging environment for revenue growth. As we cannot predict the pace or continuance of the domestic economic recovery, the impact of continued global economic instability, nor the impact of domestic policy decisions, we continue to focus on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we have a proven history of managing our costs during tough economic times and would not expect this to change in the future.

Apparel Segment

The Apparel Segment represented 37% and 38% of our consolidated net sales for the three and nine months ended November 30, 2012, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 97% of Alstyle’s revenues are derived from t-shirt sales, which make up 89% of domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

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

Alstyle utilizes a customer-focused internal sales team comprised of twenty-one sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are allocated performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend a majority of their time in the field.

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 53% of our cotton and yarn from one supplier.

Our Apparel Business Challenges - In our Apparel Segment, our market niche is highly competitive, commodity driven, and is generally dominated by a limited number of companies. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment improved somewhat in 2011, which led to increased demand for

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen softness in the market due to domestic and global economic uncertainties. Whether this decline is behind us or will need to be dealt with for quarters to come is unknown. However, such uncertainty and volatility in the marketplace could have unanticipated adverse effects on our business during this fiscal year and beyond. In addition, a significant reduction in the spot price of cotton added additional complexities to an already competitive marketplace. The divergence between the current purchase cost of cotton and the cost residing in most manufacturer’s finished goods inventories were at historical levels, creating market valuation issues for some and sale side pressure for others. However, at this point, most of the higher cost of cotton has worked through our finished goods inventory and the divergence between the current purchase cost of cotton and the average costs in our finished goods inventory has returned to a more normalized spread. Thus, we believe we are facing the following challenges in our Apparel Segment in the remainder of fiscal 2013:

•	Cotton prices and market pricing

•	New manufacturing facility

•	Continued economic uncertainties

Cotton prices – Cotton, which represents a significant portion of our cost, is a commodity product and subject to volatile fluctuations in price. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. Over the past several years, we have seen cotton prices reach levels never before seen in its history and have seen the prices recede back to levels that, while still high, are more in line with historical averages. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices as seen in years 2010 and 2011. The cost incurred for materials, i.e., yarn, thread, etc. are capitalized into inventory and impacts the Company’s operating results as this inventory is sold, which could be anywhere from six months to a year after the materials were in fact purchased. Consequently, significant and rapid increases or decreases in cotton costs can have a material impact of the Company’s operational results. As mentioned above, most of the higher cost of cotton has worked through our finished goods inventory at this point, and the divergence between the current purchase cost of cotton and the average costs in our finished goods inventory has returned to a more normalized spread. Absent some economic disruption (see below), we expect to see continuing improvement in our apparel margins in the quarters to come.

New manufacturing facility – The new manufacturing facility in Agua Prieta, Mexico (“AP”) is operational, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. We began producing fabric from this facility during the first quarter of fiscal 2012 and current production capabilities are on target with our original estimates. While the transition from Anaheim to AP has been completed, much still needs to be accomplished, such as increasing production levels and improving operational efficiency. We believe that operational efficiency will improve as production levels increase. However, the increase in production levels is dependent on improved market conditions (see below).

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been and continues to be volatile and challenging both domestically and internationally. Although we saw an increase in our apparel revenues during fiscal 2011 due to improving economic conditions, we saw a significant drop in our sales during the latter half of fiscal 2012 due to competitive pricing pressures, which we attribute to recent softness in the market. International instability and continued domestic policy and economic issues have had, and we believe will continue to have, an impact on the domestic economic environment. We are concerned with the economic discussions currently occurring in Washington, D.C. and how ultimate decisions may impact our next fiscal year. Many economic uncertainties remain for many businesses for which our government needs to provide clarity. How their actions or inactions will impact businesses, consumers and our economy in general over the short term and long term remains to be seen.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Cautionary Statements

You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. In addition, certain statements in this Report, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “preliminary,” “expect,” “believe,” “intend” and similar expressions identify forward-looking statements. We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 before making an investment in our common stock.

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

We maintain a defined benefit retirement plan (the “Pension Plan”) for employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded.

Amounts allocated to amortizable intangibles are determined based on valuation analysis for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

results could differ from assumptions made by management. At November 30, 2012, our goodwill and other intangible assets were approximately $121.8 million and $84.9 million (includes $0.7 million relating to patents included in other long-term assets), respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering events nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.1 million and $9.2 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2012 as compared to $2.8 million and $7.5 million during the three and nine months ended November 30, 2011.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and nine months ended November 30, 2012 and 2011.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated	Three Months Ended November 30,				Nine Months Ended November 30,
Statements of Earnings - Data	2012		2011		2012		2011
Net sales	$128,996	100.0%	$121,846	100.0%	$409,868	100.0%	$395,488	100.0%
Cost of goods sold	98,385	76.3	91,663	75.2	317,059	77.4	291,510	73.7

Gross profit margin	30,611	23.7	30,183	24.8	92,809	22.6	103,978	26.3
Selling, general and administrative	20,591	15.9	19,094	15.7	63,948	15.6	58,398	14.7
(Gain) loss from disposal of assets	3	—	(8)	—	(6)	—	(133)	—

Income from operations	10,017	7.8	11,097	9.1	28,867	7.0	45,713	11.6
Other expense, net	(517)	(0.4)	(87)	(0.1)	(1,303)	(0.3)	(1,574)	(0.4)

Earnings before income taxes	9,500	7.4	11,010	9.0	27,564	6.7	44,139	11.2
Provision for income taxes	3,330	2.6	4,118	3.3	9,923	2.4	16,111	4.1

Net earnings	$6,170	4.8%	$6,892	5.7%	$17,641	4.3%	$28,028	7.1%

Three months ended November 30, 2012 compared to three months ended November 30, 2011

Net Sales. Our consolidated net sales were $129.0 million for the third quarter ended November 30, 2012 compared to $121.8 million for the third quarter ended November 30, 2011, or an increase of 5.9%. Print sales increased 17.8% for the quarter, from $69.2 million to $81.5 million. Apparel sales for the quarter declined by 9.9% (down 6.9% on units and down 3.0% on price) from $52.6 million to $47.4 million. During the quarter we offset the decline in our apparel sales by additional sales associated with our print acquisitions. Our apparel sales continue to be impacted by softness in the market and resulting competitive pricing pressures.

Cost of Goods Sold. Our manufacturing costs increased by $6.7 million from $91.7 million for the three months ended November 30, 2011 to $98.4 million for the three months ended November 30, 2012, or 7.3%. Our consolidated gross profit margin (“margin”) decreased from 24.8% to 23.7% for the quarters ended November 30, 2011 and November 30, 2012, respectively. Our print margin increased from 27.8% to 28.7%, due to increased efficiencies, while our apparel margin, which continues to be impacted by higher residual cost of cotton remaining in finished goods inventory, decreased from 20.8% to 15.2% for the quarter. While our apparel results have been negatively impacted by higher raw material costs, most of this higher cost has now made its way through our finished goods inventory and the divergence between the current purchase cost of cotton and the average cost in our finished goods inventory has returned to a more normalized spread. As such, we expect to see a continual improvement in our apparel margin over the next several quarters, absent economic disruption.

Selling, general and administrative expense. For the three months ended November 30, 2012, our selling, general and administrative expenses were $20.6 million, or 15.9% of sales, compared to $19.1 million, or 15.7% of sales for the three months ended November 30, 2011, or an increase of approximately $1.5 million, or 7.9%. Selling, general and administrative expenses were up slightly over the comparable period last year on both a dollar and percentage of sales basis. Legacy costs associated with our recent print acquisitions remain as we integrate these locations into our ERP system. We believe our system conversions are going well and will provide a solid basis for lowering the overall cost structure of these plants in the future.

Gain from disposal of assets. The loss from disposal of assets of $3,000 during the quarter related to the sale of miscellaneous manufacturing equipment. The gain from disposal of assets of $8,000 for the three months ended November 30, 2011 resulted primarily from the sale of unused manufacturing equipment.

Income from operations. Our income from operations for the three months ended November 30, 2012 was $10.0 million or 7.8% of sales, as compared to $11.1 million, or 9.1% of sales for the three months ended November 30, 2011, a decrease of $1.1 million, or 9.9%. The decrease in our operational earnings related primarily to our decreased apparel margin during the quarter.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Other income and expense. Interest expense decreased from $0.4 million for the three months ended November 30, 2011 to $0.3 million for the three months ended November 30, 2012. Although our average outstanding borrowings were higher during the quarter when compared to the same quarter last year, our interest expense decreased due to our lower effective borrowing rate.

Provision for income taxes. Our effective tax rate was 35.1% for the three months ended November 30, 2012 compared to 37.4% for the three months ended November 30, 2011. The decrease in our effective tax rate related to an increase in the percentage benefit associated with our Domestic Production Activities Deduction (“DPAD”).

Net earnings. Due to the above factors, our net earnings for the three months ended November 30, 2012 were $6.2 million, or 4.8% of sales, as compared to $6.9 million, or 5.7% of sales for the three months ended November 30, 2011. Our basic earnings per share were $0.24 per share for the three months ended November 30, 2012, as compared to $0.27 per share for the three months ended November 30, 2011. Our diluted earnings per share were $0.24 per share for the three months ended November 30, 2012, as compared to $0.27 per share for the three months ended November 30, 2011.

Nine months ended November 30, 2012 compared to nine months ended November 30, 2011

Net Sales. For the nine month period, our net consolidated sales increased from $395.5 million to $409.9 million, or 3.6%. Print sales for the nine month period were $254.9 million, compared to $205.5 million for the same period last year, an increase of $49.4 million, or 24.0%. Apparel sales for the nine month period were $155.0 million, compared to $189.9 million for the same period last year, or a decrease of 18.4% (down 12.7% on units and down 5.7% on price). During the period we have been able to offset the decline in our apparel sales by the additional sales associated with our print acquisitions. Our apparel sales continue to be impacted by softness in the market and resulting competitive pricing pressures.

Cost of Goods Sold. Our manufacturing costs increased by $25.6 million from $291.5 million, or 73.7% of sales for the nine months ended November 30, 2011 to $317.1 million, or 77.4% of sales for the comparable period this year. Overall our margin decreased from 26.3% to 22.6% for the nine months ended November 30, 2011 and 2012, respectively. Our print margin increased during the period from 28.4% to 29.1%, while our apparel margin decreased from 24.0% to 12.0%, again due to higher cotton costs. As mentioned earlier, the negative impact associated with the higher cotton costs in our apparel inventory has for the most part abated and we expect to see our apparel margin continue to improve in each succeeding quarter.

Selling, general and administrative expense. For the nine months ended November 30, 2012, our selling, general and administrative expenses were $63.9 million compared to $58.4 million for the nine months ended November 30, 2011, or an increase of approximately $5.5 million, or 9.4%. As discussed earlier, our selling, general and administrative expenses were up both on a dollar and percentage of sales basis as a result of our print acquisitions last fiscal year. We expect these costs, on a percentage basis, to become more normalized once our ERP system is fully deployed in each of the plants.

Gain from disposal of assets. The gain from disposal of assets of $6,000 for the nine months ended November 30, 2012 resulted from the sale of a vehicle and miscellaneous manufacturing equipment. The gain from disposal of assets of $133,000 for the nine months ended November 30, 2011 resulted primarily from the sale of unused manufacturing equipment.

Income from operations. Our income from operations for the nine months ended November 30, 2012 was $28.9 million, or 7.0% of sales compared to $45.7 million, or 11.6% of sales for the same period last year, or a decrease of $16.8 million, or 36.8%. The decrease in our operational earnings related to our decreased apparel margin during the period.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Other income and expense. Our interest expense decreased from $1.9 million for the nine months ended November 30, 2011 to $1.2 million for the nine months ended November 30, 2012. Although our average outstanding borrowings were higher during this period when compared to the same period last year, our interest expense decreased due to our lower effective borrowing rate as well as an additional $0.6 million in interest related to the interest rate swap during the same period last year.

Provision for income taxes. Our effective tax rate was 36.0% for the nine months ended November 30, 2012 compared to 36.5% for the nine months ended November 30, 2011. The decrease in our effective tax rate related to an increase in the percentage benefit associated with our DPAD.

Net earnings. Due to the above factors, our net earnings for the nine months ended November 30, 2012 were $17.6 million, or 4.3% of sales, compared to $28.0 million, or 7.1% of sales for the nine months ended November 30, 2011. Our basic earnings per share for the nine months ended November 30, 2012 was $0.68 per share compared to $1.08 per share for the nine months ended November 30, 2011. Our diluted earnings per share for the nine months ended November 30, 2012 was $0.68 per share compared to $1.08 per share for the nine months ended November 30, 2011.

Segment Operating Results

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2012	2011	2012	2011
Print	$81,548	$69,216	$254,916	$205,542
Apparel	47,448	52,630	154,952	189,946

Total	$128,996	$121,846	$409,868	$395,488

Print Segment. Our net print sales, which represented 63% and 62% of our consolidated sales during the three and nine months ended November 30, 2012, were approximately $81.5 million and $254.9 million, respectively, compared to $69.2 million and $205.5 million for the three and nine months ended November 30, 2011, respectively, an increase of $12.3 million, or 17.8% for the quarter and an increase of $49.4 million, or 24.0% for the period. The increase in our sales during the quarter and period relate primarily to our print acquisitions, which added $19.0 million and $63.2 million for the quarter and period, respectively.

Apparel Segment. Our net apparel sales, which represented 37% and 38% of our consolidated sales for the three and nine months ended November 30, 2012, were approximately $47.4 million and $155.0 million, respectively, compared to approximately $52.6 million and $189.9 million for the three and nine months ended November 30, 2011, respectively, a decrease of $5.2 million, or 9.9% for the quarter and a decrease of $34.9 million, or 18.4% for the period. Our apparel sales continue to be impacted by soft market conditions; reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery; the destocking of inventories at the retail, distributor, and screen-print levels; a drop in commodity prices and competitors’ pricing strategies. The drop in commodity prices caused expectations with respect to selling prices. These expectations caused some destocking of inventories at the retail and distributor levels, which added to the competitive pressures in the marketplace as manufacturers attempted to maintain production levels. We believe our competitors instituted various rebate programs (stock/restock programs, etc.) or announced price decreases, sometimes even selling products at prices lower than costs to produce those products. Since our pricing strategy has been to try to match our sale side price with our cost side, we believe this has negatively impacted our top-line results given our competitors pricing strategies during this fiscal year. However, as higher priced inventory in the marketplace is worked through, sales volumes should return to more normalized levels, pricing should stabilize as selling prices and the cost of cotton in inventories become aligned, and as such we expect a better business environment during the latter part of fiscal 2013 and into fiscal 2014.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2012	2011	2012	2011
Print	$23,403	$19,239	$74,190	$58,340
Apparel	7,208	10,944	18,619	45,638

Total	$30,611	$30,183	$92,809	$103,978

Print Segment. Our print gross profit margin for the three and nine months ended November 30, 2012 was $23.4 million and $74.2 million, respectively, as compared to $19.2 million and $58.3 million for the three and nine months ended November 30, 2011, respectively, an increase for the quarter of $4.2 million, or 21.9% and an increase for the period of $15.9 million, or 27.3%. As a percentage of sales, the print gross profit increased from 27.8% to 28.7% for the three months ended November 30, 2011 and 2012, respectively, and increased from 28.4% to 29.1% for the nine months ended November 30, 2011 and 2012, respectively. The increase in our print gross profit on a dollar basis related principally to our print acquisitions. The percentage basis increase improved due to improved operational efficiencies.

Apparel Segment. Our apparel gross profit margin, for the three and nine months ended November 30, 2012 was $7.2 million and $18.6 million, respectively, as compared to $10.9 million and $45.6 million for the three and nine months ended November 30, 2011, respectively. As a percentage of sales, our apparel gross profit margin was 15.2% and 12.0% for the three and nine months ended November 30, 2012, respectively, as compared to 20.8% and 24.0% for the three and nine months ended November 30, 2011, respectively. Our apparel margin continued to be impacted by higher input costs and competitive pressures in the marketplace. Cotton costs included in cost of sales was 14% percent higher year over year, while our selling price per unit over this period was approximately 6% lower. While our apparel results continue to be negatively impacted by these higher costs, we are beginning to see improvement as most of this high cost cotton has been worked through, and the spread between the cost of cotton in finished goods inventory and the current purchase cost of cotton is normalizing to historical levels. As such, we expect to see continual improvement in our apparel margin over the next several quarters, absent economic disruption.

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2012	2011	2012	2011
Print	$12,999	$11,027	$40,428	$33,970
Apparel	837	4,098	(937)	21,728

Total	13,836	15,125	39,491	55,698
Less corporate expenses	4,336	4,115	11,927	11,559

Earnings before income taxes	$9,500	$11,010	$27,564	$44,139

Print Segment. As a result of the increase in our print margin and our two print acquisitions last year, our print profit for the three and nine months ended November 30, 2012 was $13.0 million and $40.4 million, respectively, compared to $11.0 million and $34.0 million for the three and nine months ended November 30, 2011, respectively. As a percent of sales, our print profits remained at 15.9% for the three months ended November 30, 2011 and 2012, while print profits decreased from 16.5% to 15.9% for the nine months ended November 30, 2011 and 2012, respectively.

Apparel Segment. As a result of the decrease in our apparel sales and margin, our apparel profit decreased approximately $3.3 million, from $4.1 million for the three months ended November 30, 2011 to $0.8 million for the three months ended November 30, 2012. The apparel profit decreased $22.6 million, from $21.7 million to a loss of $0.9 million for the nine months ended November 30, 2011 and 2012, respectively. As a percent of sales, our apparel profits were 1.8% and -0.6% for the three and nine months ended November 30, 2012, respectively, compared to 7.8% and 11.4% for the three and nine months ended November 30, 2011, respectively.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Liquidity and Capital Resources

	November 30,	February 29,
(Dollars in thousands)	2012	2012
Working Capital	$153,476	$168,969
Cash	$9,234	$10,410

Working Capital. Our working capital decreased by approximately $15.5 million, or 9.2%, from $169.0 million at February 29, 2012 to $153.5 million at November 30, 2012, due to the use of working capital to reduce our long-term debt. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 29, 2012 to 4.8 to 1.0 at November 30, 2012. Our current ratio increased primarily because on a percentage basis, our current liabilities decreased by a larger percentage than our current assets, 20.2% and 11.7%, respectively.

	Nine months ended November 30,
(Dollars in thousands)	2012	2011
Net Cash provided by operating activities	$40,635	$26,964
Net Cash provided by (used in) investing activities	$2,030	$(11,061)
Net Cash used in financing activities	$(43,678)	$(11,895)

Cash flows from operating activities. Cash provided by operating activities increased by $13.7 million from $26.9 million for the nine months ended November 30, 2011 to $40.6 million for the nine months ended November 30, 2012. Our lower operational profits, which decreased our operational cash by $10.4 million during the period, was more than offset by our decreased inventory balances which increased our operational cash flow by $39.1 million. This was partially offset by a decrease in our outstanding payables, an increase in our accounts receivable and a decrease in our prepaid expenses, which impacted our operational cash by ($7.4) million, ($11.6) million and $1.6 million, respectively, during the period. Our inventory balances decreased mainly due to a reduction in our apparel finished goods, which decreased due to a reduction in our raw material input costs. This decrease was partially offset by an increase in our apparel units of finished goods.

Cash flows from investing activities. The decrease in our capital expenditures for the period relates primarily to the fact that our new apparel manufacturing facility located in Agua Prieta, Mexico was completed last fiscal year. Cash provided during the period related to a reduction in the purchase price of one of our print acquisitions made in connection with an adjustment to the inventory balances pursuant to the terms of the purchase agreement.

Cash flows from financing activities. We used $43.7 million in cash for financing activities during the quarter, compared to $11.9 million for the same three month period last year. This related primarily to the repayment of $30.0 million of outstanding debt on our credit line and an increase of $1.6 million in our dividends, which resulted from our Board of Directors approving an increase in our quarterly dividend from $0.155 to $0.175.

Credit Facility. On February 22, 2012, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.50% or 1.7% at November 30, 2012 and 2.52% at November 30, 2011), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of November 30, 2012, we had $60.0 million of borrowings under the revolving credit line and $3.5 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $86.5 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as total funded debt to EBITDA ratio. We were in compliance with all these covenants as of November 30, 2012. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

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

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act of 1974 (ERISA). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2013. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013. We made contributions of $3.0 million to our Pension Plan during fiscal 2012. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2012, we had an unfunded pension liability recorded on our balance sheet of $9.1 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper and yarn suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be below our historical levels of between $4.0 million and $5.0 million, as to date we have spent approximately $1.7 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2012 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $60.0 million at November 30, 2012. We had entered into a $40.0 million interest rate swap designated as a cash flow hedge related to this debt, but this arrangement matured July 22, 2011; as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2012 would be approximately $0.6 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2012 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended November 30, 2012.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of January 4, 2013, the Company has repurchased 96,000 shares under the repurchase program since its inception at an average price per share of $10.45. No repurchases were made under the repurchase plan during the third quarter ended November 30, 2012. There is a maximum amount of approximately $9.0 million available to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 175 shares of common stock during the nine months ended November 30, 2012, none of which was purchased during the third quarter ending November 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
September 1, 2012 - September 30, 2012	0	$0.00	0	$8,997,084
October 1, 2012 - October 31, 2012	0	$0.00	0	$8,997,084
November 1, 2012 - November 30, 2012	0	$0.00	0	$8,997,084

Total	0	$0.00	0	$8,997,084

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007, filed May 9, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc. dated September 21, 2012 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed on January 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 4, 2013	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and
President

Date: January 4, 2013	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988 incorporated herein by reference to Exhibit 5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation dated June 17, 2004 incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 2007, filed May 9, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc. dated September 21, 2012 incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed on January 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.