Form 10-K
period 2013-02-28
ENNIS, INC.
filed 2013-05-10
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2012 was approximately $368.0 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2013 was 26,160,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2013

Cautionary Statements Regarding Forward-Looking Statements

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Overview.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, Ennis, Inc. notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond the control of Ennis, Inc. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements.

These statements reflect the current views and assumptions of management with respect to future events. Ennis, Inc. does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The inclusion of any statement in this report does not constitute an admission by Ennis, Inc. or any other person that the events or circumstances described in such statement are material.

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

On February 10, 2012, we acquired from Cenveo Corporation (“Cenveo”) and its subsidiaries, Cenveo Resale Ohio, LLC and Printegra Corporation, certain assets of Cenveo’s document business, including the manufacturing facilities branded under the names PrintXcel and Printegra for $40.0 million plus the assumption of certain trade liabilities. The cash portion of the purchase was funded by borrowing under our line of credit facility. The original purchase price of $40.0 million was subsequently reduced to $36.2 million as a result of an adjustment made during the quarter ended August 31, 2012 to the acquisition date inventory balances and pursuant to the terms of the purchase agreement. The combined sales of the purchased operations were $74.4 million during the twelve month period ended December 31, 2011. The acquired assets are being operated under their respective trade names of PrintXcel and Printegra. The acquired assets expanded our pressure seal and high color commercial print capabilities, as well as our business check product lines, which are being sold through our independent distributor network.

On September 30, 2011, we purchased all of the outstanding equity of PrintGraphics, LLC (“PrintGraphics”), as well as associated land and buildings for an aggregate amount of $6.0 million in cash. PrintGraphics has locations in Vandalia, Ohio and Nevada, Iowa. The sales of the purchased operations were $15.1 million during the twelve month period ended December 31, 2010. The acquisition of PrintGraphics continued our strategy of targeted growth in the Print Segment of products to further service our existing customer base.

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 14 of the Notes to the Consolidated Financial Statements beginning on page F-26 included elsewhere herein, which information is incorporated herein by reference.

Print Segment

The Print Segment, which represented 63%, 54%, and 50% of our consolidated net sales for the fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 49 manufacturing locations throughout the United States in 19 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™ and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes); and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user), as does Adams-McClure, where sales are generally through advertising agencies.

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley, Standard Register, and Cenveo, or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is one of the largest producers of business forms in the United States distributing primarily through independent dealers and that its business forms offering is more diversified than that of most companies in the business forms industry.

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

Apparel Segment

The Apparel Segment represented 37%, 46%, and 50% of our consolidated net sales for the fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98.3% of Alstyle’s revenues are derived from t-shirt sales, of which 90.8% are domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

Effective July 2011, Alstyle began operations in an owned manufacturing facility located in Agua Prieta, Mexico. Previously Alstyle operated in a leased manufacturing facility located in Anaheim, CA. Alstyle has three cut and sew facilities in Mexico (Agua Prieta, Ensenada and Hermosillo). In addition to its own cut and sew facilities, Alstyle may also use outsourced manufacturers from time to time to supplement a portion of its cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

Alstyle utilizes a customer-focused internal sales team comprised of twenty-two sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are assigned performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend a majority of their time in the field.

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

The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts and outsources such products as fleece, hats, shorts, pants and other such activewear apparel from China, Thailand, Pakistan, and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Delta, Hanes, and Russell. While it is not possible to calculate precisely, because of the lack of adequate public statistical information, management believes that Alstyle is one of the top five providers of blank t-shirts in North America.

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 45% of our cotton and yarn from one supplier.

Patents, Licenses, Franchises and Concessions

We acquired a patent for our VersaSeal product in the acquisition of assets from Cenveo. We do not have any significant patents, licenses, franchises, or concessions.

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

Backlog

At February 28, 2013, our backlog of orders was approximately $19.0 million as compared to approximately $23.3 million at February 29, 2012. The decline in our backlog at February 28, 2013 related to the decline in our Apparel backlog. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report on factors impacting our Apparel sales.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2013.

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

Employees

At February 28, 2013, we had approximately 5,818 employees. Approximately 3,519 of the employees are in Mexico, and approximately 22 employees are in Canada. Of the domestic employees, approximately 318 are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico with contracts expiring at various times.

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

Our results of operations are substantially affected not only by global economic conditions, but also by local market conditions, and competitors’ pricing strategies, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges. Certain macroeconomic events, such as the recent crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:

•	Our ability to manage upward pressure on commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the current volatility in the global financial markets; and

•	The impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities.

Declining economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, domestic or international policy uncertainty, all of what we have seen of late, and all of which can impact economic activity. This in turn can impact the demand for our products. Instability in the financial markets also may affect our cost of capital and our ability to raise capital, if needed.

The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as imposing other customary covenants, such as requiring a tangible equity level and a ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded long-lived assets. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 28, 2013, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2016.

Declining financial market conditions and continued decline in long-term interest rates could adversely impact the funding status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 9% of our employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funding status, recorded pension liability, and future required minimum contribution levels. In addition, declining interest rates in long-term debt instruments over the past several years has continued to put downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10 basis point drop in the discount rate increases our computed liability by about $800,000. So, just like fluctuations in market values, a continued drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.

We may be required to write down goodwill and other intangible assets which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. A decline in market conditions caused by a recession, protracted recovery there from, or other factors may indicate a potential impairment of goodwill. An impairment test was completed for our fiscal year ended February 28, 2013, and we concluded that no impairment charge was necessary. However, the spread between the carrying cost of our Apparel assets and their indicated fair market value at February 29, 2012 and February 28, 2013 declined from an average spread of 14.8% to 4.8%. While no impairment was indicated at February 28, 2013, continued sale-side pressure due to competitor’s pricing strategies or continued economic instability and/or uncertainty, could result in an impairment charge in the future. And while this charge would be a non-cash charge, it would impact the Company’s reported operating results for the period and its financial position. At February 28, 2013, our goodwill and other intangible assets were approximately $121.8 million and $84.2 million (includes $0.6 million relating to patents included in other long-term assets), respectively.

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

As of February 28, 2013, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic renegotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes and represents a significant portion of its manufacturing costs. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 48% of Alstyle’s yarn requirements during the year and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.

Both cotton and paper are commodities that are subject to periodic increases or decreases in price, which are sometimes quite significant. There is no effective market to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. Generally, when cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability of either, could have a material adverse effect on our results of operations.

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

Our foreign-based apparel manufacturing operations could be subject to unexpected changes in regulatory requirements, tariffs and other market barriers, political and economic instability, social unrest, as well as disruption of services in the countries where it operates, which could negatively impact our operating results.

Alstyle operates manufacturing facilities in Mexico and from time to time sources product manufacturing and purchases from El Salvador, Thailand, India, Pakistan, China and other foreign sources. Alstyle’s foreign operations could be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers, political and economic instability, social unrest in the countries where it operates, as well as utility and other service disruption. The impact of any such events that may occur in the future could subject Alstyle to additional costs or loss of sales, which could adversely affect our operating results. In particular, Alstyle operates its facilities in Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments. This program enables Alstyle to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. There can be no assurance that the governments of Mexico and the United States will continue the program currently in place or that Alstyle will continue to be able to benefit from this program. The loss of these benefits could have an adverse effect on our business.

In addition, all Alstyle’s knit and dye operations are located in one facility in Agua Prieta, Mexico. Any disruptions in utility or other services required to continue operations that are caused by any of the above factors, as well as others, could have a material adverse effect on the Company’s operational results.

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

The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic). Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. The agreement gives duty-free benefits to some apparel made in Central America that contains certain fabrics from NAFTA partners Mexico and Canada. Alstyle did not outsource any of its production to outside contract manufacturers during this fiscal year, and we do not anticipate that alteration or subsequent repeal of CAFTA would have a material effect on our operations.

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

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, concerning, among other things, wastewater discharges, air emissions and solid waste disposal, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

Our manufacturing facility in Mexico is subject to certain risks regarding sales growth and cost savings as well as disruption in manufacturing risks.

Our manufacturing facility in Agua Prieta, Mexico was built to capture anticipated future growth and savings in production costs over our cost structure in Anaheim, CA. Should such growth or production savings not materialize, such events may impact our ability to achieve our expected return and/or could negatively impact our production levels, operational results and financial condition. In addition, as our apparel manufacturing through the cut process basically occurs only at our textile facility located at Agua Prieta, Mexico, any disruption in our utility services (i.e., water, electric, gas, etc.) can have a significant impact on our production levels, which depending on length of the disruption could significantly impact our sales and operational profitability.

We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. We see a heightened amount of bankruptcies by our customers, especially retailers, during economic downturns. While we maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

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

There are no unresolved SEC staff comments.

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

Our plants are operated at production levels required to meet our forecasted customer demands. Production levels fluctuate with market demands and depend upon the product mix at any given point in time. Equipment is added as existing machinery becomes obsolete or not repairable, and as new equipment becomes necessary to meet market demands; however, at any given time, these additions and replacements are not considered to be material additions to property, plant and equipment, although such additions or replacements may increase a plant’s efficiency or capacity.

All of the foregoing facilities are considered to be in good condition. We do not anticipate that substantial expansion, refurbishing, or re-equipping will be required in the near future.

All of the rented property is held under leases with original terms of one or more years, expiring at various times through April 2018. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Manufacturing	48,057	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	103,402
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Three Manufacturing Facilities	—	49,000
Bellville, Texas	Leasing	70,196	—
Denver, Colorado	Four Manufacturing Facilities	60,000	101,600
San Antonio, Texas	Manufacturing **	47,426	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—

		Approximate Square Footage
Location	General Use	Owned	Leased
Roseville, Minnesota	Manufacturing	—	41,300
Roseville, Minnesota	Warehouse	—	20,119
Nevada, Iowa	Two Manufacturing	290,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing and Warehouse	174,089	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	30,700
Tullahoma, Tennessee	Manufacturing	24,950
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse		59,000
Neenah, Wisconsin	Manufacturing		57,786
West Chester, Pennsylvania	Sales Office		1,150
Vandalia, Ohio	Manufacturing	47,820
Fairport, New York	Manufacturing		40,800
Jaffrey, New Hampshire	Sales Office		647
Indianpolis, Indiana	Manufacturing		24,754
Livermore, California	Manufacturing		21,568
Smyrna, Georgia	Manufacturing		65,000
Clarksville, Tennessee	Manufacturing	51,900
Fairhope, Alabama	Manufacturing	65,000
Toledo, Ohio	Manufacturing	51,900
Visalia, California	Manufacturing		56,000

		2,396,495	744,016

Apparel Segment
Anaheim, California	Office and Distribution Center	—	151,000
Chicago, Illinois	Distribution Center	—	82,100
Orlando, Flordia	Distribution Center	—	37,804
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Agua Prieta, Mexico	Manufacturing	700,000	—
Ensenada, Mexico	Manufacturing	87,145	—
Ensenada, Mexico	Car Parking	—	37,125
Ensenada, Mexico	Warehouse	—	16,146
Hermosillo, Mexico	Manufacturing	—	76,145
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432
Hermosillo, Mexico	Storage for Machines	—	1,640

		787,145	602,643

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	3,220,940	1,346,659

*	7,000 square feet of Ennis, Texas location leased
**	Subsequent to the end of the fiscal year, this facility has been transferred to “Held for Sale”

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2013
First Quarter	$17.13	$13.92	1,841	$0.175
Second Quarter	16.22	13.71	1,985	$0.175
Third Quarter	17.05	13.90	1,428	$0.175
Fourth Quarter	16.09	14.58	1,535	$0.350
Fiscal Year Ended February 29, 2012
First Quarter	$20.23	$14.91	2,660	$0.155
Second Quarter	19.04	13.81	3,109	$0.155
Third Quarter	16.43	12.08	3,575	$0.155
Fourth Quarter	17.74	12.80	2,171	$0.155

The last reported sale price of our common stock on NYSE on April 30, 2013 was $15.37. As of that date, there were approximately 936 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during fiscal years 2011, 2012 or 2013 under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase our common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 175 and 100 shares of common stock during the fiscal years ended February 28, 2013 and February 29, 2012, respectively.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
March 1, 2012 - February 28, 2013	—	$—	—	$8,997,084
March 1, 2011 - February 29, 2012	—	$—	—	$3,997,084
March 1, 2010 - February 28, 2011	—	$—	—	$3,997,084

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 29, 2008 to February 28, 2013.

	2008	2009	2010	2011	2012	2013
Ennis, Inc.	$100.00	$53.67	$105.77	$116.03	$123.52	$123.12
S&P 500	100.00	56.68	87.07	106.72	112.19	127.29
Russell 2000	100.00	57.62	94.46	125.25	125.06	142.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2013 and February 29, 2012, and for the three years in the period ended February 28, 2013, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$533,506	$517,014	$549,999	$517,738	$584,029
Gross profit margin	124,152	130,513	154,498	135,319	143,476
SG&A expenses	83,757	78,962	83,678	76,738	86,217
Impairment of goodwill and trademarks	—	—	—	—	67,851
Net earnings (loss)	24,715	31,358	44,631	35,206	(32,768)
Earnings (loss) and dividends per share:
Basic	$0.95	$1.21	$1.73	$1.37	$(1.27)
Diluted	0.95	1.21	1.72	1.36	(1.27)
Dividends	0.88	0.62	0.62	0.62	0.62
Weighted average shares outstanding:
Basic	26,036	25,946	25,855	25,769	25,724
Diluted	26,053	25,968	25,888	25,797	25,790
Financial Position:
Working capital	$150,377	$168,969	$135,300	$116,638	$138,374
Current assets	193,416	219,210	182,398	166,439	182,254
Total assets	495,292	531,962	473,728	432,699	436,380
Current liabilities	43,039	50,241	47,098	49,801	43,880
Long-term debt	57,500	90,000	50,000	41,817	76,185
Total liabilities	134,076	172,087	126,045	119,439	144,374
Shareholders’ equity	361,216	359,875	347,683	313,260	292,006
Current ratio	4.49 to 1.0	4.36 to 1.0	3.87 to 1.0	3.34 to 1.0	4.15 to 1.0
Long-term debt to equity ratio	0.16 to 1.0	0.25 to 1.0	0.14 to 1.0	0.13 to 1.0	0.26 to 1.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risk and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A starting on page 7 of this Annual Report on Form 10-K and elsewhere in this Report. You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. The words “anticipate,” “preliminary,” “expect,” “believe,” “intend” and similar expressions identify forward-looking statements. We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated, or implied by these statements.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements may prove to be inaccurate and speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis includes the following sections:

•	Overview – An overall discussion on our Company, the business challenges and opportunities we believe are key to our success, and our plans for facing these challenges.

•	Critical Accounting Policies and Estimates – A discussion of the accounting policies that require our most critical judgments and estimates. This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates. This section also provides a summary of recently adopted and recently issued accounting pronouncements that have or may materially affect our business.

•	Results of Operations – An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements. This analysis discusses material trends within our business and provides important information necessary for an understanding of our operating results.

•	Liquidity and Capital Resources - An analysis of our cash flows and a discussion of our financial condition and contractual obligations. This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2013, 2012 and 2011 refer to the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively.

Overview

The Company – We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel.

Our Print Business Challenges - In our Print Segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the economic downturn in the economy and the associated credit crunch created highly competitive conditions in an already over-supplied, price-competitive industry, continue to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:

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

Our Apparel Business Challenges - In our Apparel Segment, our market niche is highly competitive, commodity driven, and is generally dominated by a limited number of companies. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment improved somewhat in 2011, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen softness in the market due to domestic and global economic uncertainties. Whether the impact in the market associated with this instability is behind us or will still need to be dealt with for quarters to come is unknown. Such uncertainty and volatility in the economy is normally not a positive influence on the marketplace. In addition, a significant reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current purchase cost of cotton and the cost residing in most manufacturers’ finished goods inventories were at historical levels, creating market valuation issues for some and sale side pressure for others. However, at this point, most of the higher cost of cotton has worked through our finished goods inventory and the divergence between the current purchase cost of cotton and the average costs in our finished goods inventory has returned to a more normalized spread. Thus, we believe we are facing the following challenges in our Apparel Segment continuing into the next fiscal year:

•	Cotton prices and market pricing

•	New manufacturing facility

•	Continued economic uncertainties

Cotton prices – Cotton is a commodity product and subject to volatile fluctuations in price. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. The United States is the largest exporter of cotton in the world. Therefore, domestic prices can be significantly influenced by foreign governments actions. Over the past several years, we have seen cotton prices reach the highest historical levels and have recently seen the prices recede back to levels that, while still high, are more in line with historical averages. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. are capitalized into inventory and impacts the Company’s operating results as this inventory is sold, which could be as much as six months plus after the materials were purchased, depending on inventory turns. Consequently, significant and rapid increases or decreases in cotton costs can have a material impact to the Company’s operational results. Most of the higher cost of cotton has worked through our finished goods inventory at this point, and the divergence between the current purchase cost of cotton and the average costs in our finished goods inventory has returned to a more normalized spread. Absent some economic disruption (see below), or market abnormalities, we expect to see continuing improvement in our apparel margins in the quarters to come.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. We began producing fabric from this facility during the first quarter of fiscal year 2012. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, which can be attributed to market softness, economic conditions and the non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our utility services which impacts our manufacturing through-put. However, given the improved cost position of our finished goods inventory and current level of utility services and absent some economic disruption, we expect to increase production at this facility fairly significantly during the coming year. This should allow us to realize savings through improved efficiency and utilization gains. However, the increase in production levels is dependent on economic (see below) and services stability.

Continued economic uncertainties – As a result of the past recessionary conditions, the economic climate has been and continues to be volatile and challenging both domestically and internationally. Although we saw an increase in our apparel revenues during fiscal year 2011 due to improving economic conditions, we saw a significant drop in our sales during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. International instability and continued domestic policy and economic issues continue to have an impact on the domestic economic environment and on domestic apparel sales. We are concerned with how our government’s economic decisions may impact our next fiscal year. The economy is already feeling the impact of sequestration, which has had a direct impact on our domestic GDP. How further actions or inactions will impact businesses, consumers and our economy in general over the short term and long term remains to be seen.

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

Amounts allocated to intangibles (amortizable and non-amortizable) and goodwill are determined based on valuation analysis for our acquisitions. Amortizable intangibles are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At February 28, 2013, our goodwill and other intangible assets were approximately $121.8 million and $84.2 million (includes $0.6 million relating to patents included in other long-term assets), respectively. No impairment charge was required for the year ended February 28, 2013 based on the results of our annual impairment test conducted as of November 30, 2012. The carrying value of invested capital for each reporting unit as compared to their fair value at November 30, 2012 was as follows:

Goodwill

Reporting Unit	Carrying Value of Invested Capital	Fair Value of Invested Capital
Apparel	$305.2 million	$310 million to $330 million
Print	$158.9 million	$352 million to $360 million

Trademarks/Trade names

Reporting Unit	Carrying Value of Invested Capital	Fair Value of Invested Capital
Apparel	$56.3 million	$59.0 million
Print	$2.2 million	$4.8 million

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

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $12.3 million, $10.5 million, and $10.5 million of revenue were recognized under these agreements during fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – This section provides an overview of our consolidated results of operations for fiscal years 2013, 2012 and 2011.

•	Segment Operating Results – This section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of	Fiscal Years Ended
Earnings - (Dollars in thousands)	2013		2012		2011
Net sales	$533,506	100.0%	$517,014	100.0%	$549,999	100.0%
Cost of goods sold	409,354	76.7	386,501	74.8	395,501	71.9

Gross profit margin	124,152	23.3	130,513	25.2	154,498	28.1
Selling, general and administrative	83,757	15.7	78,962	15.3	83,678	15.2
(Gain) loss from disposal of assets	2	—	(137)	—	(1)	—

Income from operations	40,393	7.6	51,688	9.9	70,821	12.9
Other expense, net	(1,775)	(0.4)	(2,308)	(0.4)	(1,404)	(0.3)

Earnings before income taxes	38,618	7.2	49,380	9.5	69,417	12.6
Provision for income taxes	13,903	2.6	18,022	3.5	24,786	4.5

Net earnings	$24,715	4.6%	$31,358	6.0%	$44,631	8.1%

Net Sales. Our consolidated net sales increased from $517.0 million for the fiscal year ended February 29, 2012 to $533.5 million for the fiscal year ended February 28, 2013, or an increase of 3.2%. Our sales increase for the year related primarily to the additional sales associated with our fiscal year 2012 print acquisitions offset by a decline in our apparel sales, which decreased $40.2 million, or 16.8%, due to softness in the market and continued pricing pressures.

Our consolidated net sales decreased from $550.0 million for the fiscal year ended February 28, 2011 to $517.0 million for fiscal year 2012, or a decrease of 6.0%. Our sales decline for fiscal year 2012 related primarily to the decline in our apparel sales which decreased $38.3 million, or 13.8%, again due to softness in the market and continued pricing pressures.

Cost of Goods Sold. Our manufacturing costs increased by $22.9 million from $386.5 million for fiscal year 2012 to $409.4 million for fiscal year 2013, or 5.9.%. Our gross profit margin (net sales less cost of goods sold) decreased from 25.2% for fiscal year 2012 to 23.3% for fiscal year 2013 due to the decline in our apparel margin during the period, which decreased from 21.6% to 13.2% from the comparable period last year. Our apparel results during the period were negatively impacted by high raw material costs and continued sale side competitive pressures. However, most of these higher costs have now made its way through our finished goods inventory, and the divergence between the current purchase cost of cotton and the average cost in our finished goods inventory has returned to a more normalized spread. As such, we expect to see a continual improvement in our apparel margin over the next several quarters, as we have over the past several, absent some economic disruption.

Our manufacturing costs decreased by $9.0 million from $395.5 million for fiscal year 2011 to $386.5 million for fiscal year 2012, or 2.3.%. Our gross profit margin decreased from 28.1% for fiscal year 2011 to 25.2% for fiscal year 2012 due to the decline in our apparel margin during the period which decreased from 27.9% to 21.6% from the comparable period last year. Again, the decline in our apparel margin was caused by higher input costs (i.e., mainly cotton) and competitive pressures on selling prices.

Selling, general, and administrative expenses. For fiscal year 2013, our selling, general and administrative expenses increased approximately $4.8 million, or 6.1% from $79.0 million, or 15.3% of sales for fiscal year 2012 to $83.8 million, or 15.7% of sales for fiscal year 2013. The increase in our selling, general and administrative expenses on a dollar and percentage of sales basis is a result of our print acquisitions last fiscal year. Legacy cost associated with those acquisitions remain as we integrate these locations into our Enterprise Resource Planning (“ERP”) system. We would expect these costs, on a percentage basis, to become more normalized once our ERP system is fully implemented in each of the plants.

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

Gain from disposal of assets. The loss from disposal of assets of $2,000 for fiscal year 2013 resulted from sale of vehicles and equipment. The gain from disposal of assets of $137,000 for fiscal year 2012 resulted from sale of vehicles and equipment.

Income from operations. Our income from operations for fiscal year 2013 decreased $11.3 million from income from operations of $51.7 million, or 9.9% of sales for fiscal year 2012, to $40.4 million, or 7.6% of sales for fiscal year 2013. The decrease in our income from operations during fiscal year 2013 was primarily related to the impact associated with our decreased apparel sales which was partially offset by the impact of our increased print sales during the period.

Our income from operations for fiscal year 2012 decreased $19.1 million from income from operations of $70.8 million, or 12.9% of sales for fiscal year 2011, to income from operations of $51.7 million, or 9.9% of sales for fiscal year 2012. The decrease in our income from operations during fiscal year 2012 was primarily related to our decreased apparel sales and the associated gross profit margin thereon.

Other income and expense. Our interest expense was $1.5 million, $2.3 million and $1.2 million for fiscal years 2013, 2012 and 2011, respectively. The decrease in our interest expense in fiscal year 2013 over fiscal year 2012 was attributable to having less debt outstanding on average and a lower effective borrowing rate. In addition, during fiscal year 2012, we had an additional $0.6 million in interest expense related to the Interest Rate Swap Agreement in place for a portion of the year. Our interest expense increased in fiscal year 2012 compared to fiscal year 2011 due mainly to the fact that we did not capitalize any interest related to our Agua Prieta facility as construction was completed. During fiscal year 2011, we capitalized interest expense relating to our Agua Prieta, Mexico construction project of $1.7 million.

Provision for income taxes. Our effective tax rates for fiscal years 2013, 2012 and 2011 were 36.0%, 36.5% and 35.7%, respectively. The decrease in our effective tax rate for fiscal year 2013 was mainly caused by a percentage increase in our Domestic Production Activities Deduction (DPAD) benefit over fiscal year 2012. The increase in our effective tax rate for fiscal year 2012 over 2011 related to a reduction in the benefit associated with our DPAD, which was caused by the moving of our apparel manufacturing from the United States to Mexico.

Net earnings. Due to the above factors, our net earnings decreased from $31.4 million, or 6.0% of sales for fiscal year 2012 to earnings of $24.7 million, or 4.6% of sales for fiscal year 2013. Basic earnings per share decreased from earnings of $1.21 per share for fiscal year 2012 to earnings of $0.95 per share for fiscal year 2013. Diluted earnings per share decreased from earnings of $1.21 per share for fiscal year 2012 to earnings of $0.95 per share for fiscal year 2013.

Our net earnings decreased from $44.6 million, or 8.1% of sales for fiscal year 2011 to earnings of $31.4 million, or 6.0% of sales for fiscal year 2012. Basic earnings per share decreased from earnings of $1.73 per share for fiscal year 2011 to earnings of $1.21 per share for fiscal year 2012. Diluted earnings per share decreased from earnings of $1.72 per share for fiscal year 2011 to earnings of $1.21 per share for fiscal year 2012.

Segment Operating Results

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2013	2012	2011
Print	$334,701	$277,988	$272,689
Apparel	198,805	239,026	277,310

Total	$533,506	$517,014	$549,999

Print Segment. The print segment net sales represented 63%, 54%, and 50% of our consolidated net sales for fiscal years 2013, 2012 and 2011, respectively.

Our print sales increased by $56.7 million, or 20.4% during fiscal year 2013, from $278.0 million in fiscal year 2012 to $334.7 million in fiscal year 2013. Print sales continued to be challenged by technology and economic factors during fiscal year 2013. The increase in our print sales during the year related to the impact of a full year of sales from our fiscal year 2012 print acquisitions. Overall we saw our print sales increase by 26.6% due to acquisitions and decline by 6.2% due to normal attrition or economic factors.

Our print sales increased by $5.3 million, or 1.9% during the fiscal year 2012, from $272.7 million in fiscal year 2011 to $278.0 million in fiscal year 2012. Again, our print sales during fiscal year 2012 were challenged by technological and economic factors, and any revenue growth experienced during the year was due to our acquisitions in fiscal year 2012.

Apparel Segment. The Apparel Segment net sales represented 37%, 46%, and 50% of our consolidated net sales for fiscal years 2013, 2012 and 2011, respectively.

Our fiscal year 2013 net sales for the Apparel Segment decreased by $40.2 million, or 16.8% over fiscal year 2012, while our 2012 net sales decreased by $38.3 million, or 13.8% over fiscal year 2011. Our apparel sales continue to be impacted by soft market conditions; reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery; the destocking of inventories at the retail, distributor, and screen-print levels; a drop in commodity prices and competitors’ pricing strategies. The drop in commodity prices caused corresponding expectations with respect to selling prices. These expectations caused some destocking of inventories at the retail and distributor levels, which added to the competitive pressures in the marketplace as manufacturers attempted to maintain production levels. We believe our competitors instituted various rebate programs (stock/restock programs, etc.) or announced price decreases, sometimes even selling products at prices lower than costs to produce those products. Since our pricing strategy has been to try to match our sale side with our cost side, we believe this has negatively impacted our top-line results given our competitors pricing strategies during this fiscal year. However, as higher priced inventory in the marketplace has effectively been worked through at this point, sales volumes are expected to improve as our selling prices and the cost of cotton in our inventories have become better aligned, and given an improved business environment expected for fiscal year 2014.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2013	2012	2011
Print	$97,830	$78,878	$77,236
Apparel	26,322	51,635	77,262

Total	$124,152	$130,513	$154,498

Print Segment. Our print gross profit margin (“margin”), as a percent of sales, was 29.2%, 28.4% and 28.3% for fiscal years 2013, 2012 and 2011, respectively. Our print margins increased $18.9 million, from $78.9 million in fiscal year 2012, or 28.4% of net sales, to $97.8 million in fiscal year 2013, or 29.2% of net sales. The improvement in our Print margins during the period related primarily to the improvement in our recent acquisitions margins due to the further integration of these operations onto our ERP systems. In fiscal year 2012, our print margins rose slightly over the comparable period of fiscal year 2011.

Apparel Segment. Our apparel margin, as a percent of sales, was 13.2%, 21.6% and 27.9%, for fiscal years 2013, 2012 and 2011, respectively.

Our apparel margin continued to be impacted by higher raw material costs and competitive pressures in the marketplace throughout fiscal year 2013. Average cotton costs for the current year included in cost of sales were only marginally lower than the average cotton costs for fiscal year 2012, while our average selling price per unit for fiscal year 2013 was approximately 8% lower than our average selling price for fiscal year 2012. While our apparel results continued to be negatively impacted by these higher costs throughout fiscal year 2013, we are beginning to see consistent quarterly improvement in these margins as most of the high cost cotton has worked its way through finished goods inventory, and the spread between the cost in finished goods inventory and the current purchase cost is normalizing to historical levels. As such, we expect to see continual improvement in our apparel margin over the next several quarters, absent economic disruption.

In fiscal year 2012, the cost of cotton, our largest raw material cost, increased 98.1% over fiscal year 2011. As a result of the significant increase in spot cotton prices and the sustained level of these spot prices, most of the previously favorable forward purchase contracts expired during the first half of fiscal year 2012 and were replaced with significantly higher cotton cost contracts. As such, while we were able to offset these higher costs during fiscal year 2011, these higher cotton costs impacted us negatively in our fiscal year 2012.

	Fiscal Years Ended
Profit by Segment (in thousands)	2013	2012	2011
Print	$54,224	$46,238	$46,002
Apparel	247	19,345	42,611

Total	54,471	65,583	88,613
Less corporate expenses	15,853	16,203	19,196

Earnings before income taxes	$38,618	$49,380	$69,417

Print Segment. As a percent of sales, our Print Segment’s profits were 16.2%, 16.6%, and 16.9% for fiscal years 2013, 2012 and 2011, respectively. Our Print Segment’s profit increased for fiscal year 2013 from $46.2 million in fiscal year 2012 to $54.2 million in fiscal year 2013. This related primarily to our print acquisitions’ effect over a complete fiscal year. Our Print Segment’s profit for fiscal year 2012 increased slightly from $46.0 million in fiscal year 2011 to $46.2 million in fiscal year 2012.

Apparel Segment. As a percent of sales, our Apparel Segment’s profits were 0.1%, 8.1%, and 15.4% for fiscal years 2013, 2012 and 2011, respectively. The decrease in our Apparel profits for fiscal year 2013 compared to fiscal year 2012 and fiscal year 2012 compared to fiscal year 2011 are a result of the decrease in our apparel sales and margin as discussed previously.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2013	2012
Working Capital	$150,377	$168,969
Cash	$6,232	$10,410

Working Capital. Our working capital decreased by approximately $18.6 million, or 11.0%, from $169.0 million at February 29, 2012 to $150.4 million at February 28, 2013. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4-to-1.0 for fiscal year 2012 to 4.5-to-1.0 for fiscal year 2013. The decrease in our working capital related primarily to the decrease in our apparel inventory, from $107.2 million at February 29, 2012 to $88.5 million at February 28, 2013, due to the lower cost of cotton residing in inventory.

	Fiscal Years Ended
(Dollars in thousands)	2013	2012
Net Cash provided by operating activities	$49,957	$24,573
Net Cash provided by (used in) investing activities	$1,195	$(50,810)
Net Cash provided by (used in) financing activities	$(55,215)	$23,691

Cash flows from operating activities. Cash flows from operating activities during fiscal year 2013 increased by $25.4 million over fiscal year 2012, which had decreased by $8.2 million over fiscal year 2011. The increase in cash flows during fiscal year 2013 resulted primarily from a decrease in our inventories offset by a decrease in our earnings. The change in our cash flows for fiscal year 2012 related primarily to a decrease in our earnings and an increase in our prepaid expenses, which was offset by a decrease in our accounts receivable and an increase in our pension liability.

Cash flows from investing activities. Cash used for our investing activities decreased by $52.0 million, or 102.4%, from $50.8 million used for fiscal year 2012 to $1.2 million provided for fiscal year 2013. This decrease was as a result of no new acquisitions of businesses in fiscal year 2013, as well an adjustment decrease to the purchase price for one of our print acquisitions, and a reduction in capital expenditures of approximately $2.5 million. For contractual commitments remaining in connection with the construction of this facility – see the “Contractual Obligations & Off-Balance Sheet Arrangements” section below.

Cash flows from financing activities. We used $78.9 million more in cash associated with our financing activities in fiscal year 2013 when compared to the same period last year. We borrowed $35.0 million less in addition to repaying $37.5 million under our revolving credit line during fiscal year 2013. In addition, our dividends increased by $6.7 million in fiscal year 2013 as compared to the same period last year as a result of our Board of Directors approving an accelerated fourth quarter cash dividend along with an increase in our quarterly dividend from $.155 per share to $.175 per share.

Stock Repurchase – On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been purchased during fiscal years 2013, 2012 or 2011 under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase our common stock to approximately $9.0 million. Unrelated to the stock repurchase program, we purchased 175 and 100 shares of common stock during the fiscal years ended February 28, 2013 and February 29, 2012, respectively.

Credit Facility – On February 22, 2012, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at February 28, 2013 and 1.74% at February 29, 2012), depending on our ratio of total funded debt to EBITDA. As of February 28, 2013, we had $57.5 million of borrowings under the revolving credit line and $4.1 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $88.4 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of February 28, 2013. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

During fiscal year 2013, we borrowed $5.0 million, and we paid down an additional $37.5 million on the revolving credit line. It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

On July 7, 2008, we entered into a three-year Interest Rate Swap Agreement (the “SWAP”) for a notional amount of $40.0 million, which matured on July 22, 2011. The SWAP effectively fixed the LIBOR rate at 3.79%.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. We anticipate that we will contribute from $2.0 million to $3.0 million during fiscal year 2014. We made contributions of $3.0 million to our Pension Plan during each of our last 3 fiscal years. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At February 28, 2013, we had an unfunded pension liability recorded on our balance sheet of $9.3 million. The increase in our liability during the past several years has related primarily to the decrease in the discount rate used to calculate our benefit obligations. Each 10 basis point drop in the discount rate increases our computed pension liability by approximately $800,000.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2014, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2013 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2013. The following table represents our contractual commitments as of February 28, 2013 (in thousands).

						2018 to
	Total	2014	2015	2016	2017	2023
Debt:
Revolving credit facility	$57,500	$—	$—	$—	$57,500	$—
Other contractual commitments:
Estimated pension benefit payments	27,100	2,500	2,700	2,900	3,200	15,800
Letters of credit	4,147	4,147	—	—	—	—
Operating leases	12,576	4,865	3,185	2,348	1,256	922

Total other contractual commitments	43,823	11,512	5,885	5,248	4,456	16,722

Total	$101,323	$11,512	$5,885	$5,248	$61,956	$16,722

Subsequent to February 28, 2013 and through May 10, 2013, we paid down an additional $7.5 million on our revolving credit facility. We expect future interest payments of $1.0 million for each of the next three fiscal years through February 29, 2016, and $0.5 million for fiscal year ending February 28, 2017, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments totaled $57.5 million at February 28, 2013. We had entered into a $40.0 million SWAP designated as a cash flow hedge related to this debt, but this arrangement matured July 22, 2011; as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2013 would be approximately $0.6 million.

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

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2013. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2013.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 28, 2013, the Company’s internal control over financial reporting is effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2013 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

The Securities and Exchange Commission and the New York Stock Exchange have issued multiple regulations requiring policies and procedures in the corporate governance area. In complying with these regulations, it has been the goal of the Company’s Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Ennis’ unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.ennis.com, and a copy will be mailed upon request to Investor Relations at 2441 Presidential Parkway, Midlothian, TX 76065. If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

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

ENNIS, INC.

Date: May 10, 2013	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 10, 2013	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President — Finance and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 10, 2013	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 10, 2013	/s/ IRSHAD AHMAD
Irshad Ahmad, Vice President – Apparel Division and Chief Technology Officer and Director

Date: May 10, 2013	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 10, 2013	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 10, 2013	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 10, 2013	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 10, 2013	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 10, 2013	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 10, 2013	/s/ JAMES C. TAYLOR
James C. Taylor, Director

Date: May 10, 2013	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 10, 2013 expressed an unqualified opinion on the effectiveness of Ennis, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
May 10, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the internal control over financial reporting of Ennis Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2013, and our report dated May 10, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
May 10, 2013

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Fiscal Years Ended
	2013	2012
Assets
Current assets
Cash	$6,232	$10,410
Accounts receivable, net of allowance for doubtful receivables of $3,952 at February 28, 2013 and $4,403 at February 29, 2012	60,071	58,790
Prepaid expenses	7,425	8,091
Prepaid income taxes	4,170	3,854
Inventories	109,698	132,572
Deferred income taxes	5,820	5,493

Total current assets	193,416	219,210
Property, plant and equipment, at cost
Plant, machinery and equipment	155,093	153,818
Land and buildings	80,438	80,020
Other	23,252	22,997

Total property, plant and equipment	258,783	256,835
Less accumulated depreciation	166,870	157,319

Net property, plant and equipment	91,913	99,516

Goodwill	121,809	121,634
Trademarks and trade names, net	63,378	63,473
Customer lists, net	20,134	23,188
Deferred finance charges, net	522	671
Other assets	4,120	4,270

Total assets	$495,292	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(Dollars in thousands, except for par value and share amounts)

	Fiscal Years Ended
	2013	2012
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,256	$27,924
Accrued expenses
Employee compensation and benefits	17,003	16,087
Taxes other than income	582	547
Income taxes payable	621	1,183
Other	2,577	4,500

Total current liabilities	43,039	50,241

Long-term debt	57,500	90,000
Liability for pension benefits	9,341	7,494
Deferred income taxes	23,184	23,029
Other liabilities	1,012	1,323

Total liabilities	134,076	172,087

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2013 and 2012	75,134	75,134
Additional paid-in capital	122,186	121,390
Retained earnings	251,713	249,862
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	571	1,022
Minimum pension liability, net of taxes	(15,474)	(13,807)

Total accumulated other comprehensive income (loss)	(14,903)	(12,785)

Treasury stock	(72,914)	(73,726)

Total shareholders’ equity	361,216	359,875

Total liabilities and shareholders’ equity	$495,292	$531,962

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2013	2012	2011
Net sales	$533,506	$517,014	$549,999
Cost of goods sold	409,354	386,501	395,501

Gross profit margin	124,152	130,513	154,498
Selling, general and administrative	83,757	78,962	83,678
Loss (gain) from disposal of assets	2	(137)	(1)

Income from operations	40,393	51,688	70,821
Other expense
Interest expense	(1,528)	(2,285)	(1,234)
Other expense, net	(247)	(23)	(170)

	(1,775)	(2,308)	(1,404)

Earnings before income taxes	38,618	49,380	69,417
Provision for income taxes	13,903	18,022	24,786

Net earnings	$24,715	$31,358	$44,631

Weighted average common shares outstanding
Basic	26,035,571	25,946,107	25,855,129

Diluted	26,053,452	25,967,677	25,887,995

Per share amounts
Net earnings - basic	$0.95	$1.21	$1.73

Net earnings - diluted	$0.95	$1.21	$1.72

Cash dividends per share	$0.88	$0.62	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	2013	2012	2011
Net earnings	$24,715	$31,358	$44,631
Foreign currency translation adjustment, net of deferred tax	(451)	(705)	1,460
Unrealized gain on derivative instruments, net of deferred tax	—	372	782
Adjustment to pension, net of deferred taxes	(1,667)	(4,004)	2,573

Comprehensive income	$22,597	$27,021	$49,446

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2011, 2012, AND 2013

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2010	30,053,443	$75,134	$121,978	$206,062	$(13,263)	(4,292,080)	$(76,651)	$313,260
Net earnings	—	—	—	44,631	—	—	—	44,631
Foreign currency translation, net of deferred tax of $811	—	—	—	—	1,460	—	—	1,460
Unrealized gain on derivative instruments, net of deferred tax of $434	—	—	—	—	782	—	—	782
Adjustment to pension, net of deferred tax of $1,429	—	—	—	—	2,573	—	—	2,573
Dividends declared ($.62 per share)	—	—	—	(16,057)	—	—	—	(16,057)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(49)	—	—	—	—	(49)
Stock based compensation	—	—	982	—	—	—	—	982
Exercise of stock options and restricted stock grants	—	—	(1,605)	—	—	94,604	1,708	103
Stock repurchases	—	—	—	—	—	(91)	(2)	(2)

Balance February 28, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683
Net earnings	—	—	—	31,358	—	—	—	31,358
Foreign currency translation, net of deferred tax of $436	—	—	—	—	(705)	—	—	(705)
Unrealized gain on derivative instruments, net of deferred tax benefit of $230	—	—	—	—	372	—	—	372
Adjustment to pension, net of deferred tax of $2,476	—	—	—	—	(4,004)	—	—	(4,004)
Dividends declared ($.62 per share)	—	—	—	(16,132)	—	—	—	(16,132)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	63	—	—	—	—	63
Stock based compensation	—	—	1,025	—	—	—	—	1,025
Exercise of stock options and restricted stock grants	—	—	(1,004)	—	—	67,999	1,221	217
Stock repurchases	—	—	—	—	—	(100)	(2)	(2)

Balance February 29, 2012	30,053,443	$75,134	$121,390	$249,862	$(12,785)	(4,129,668)	$(73,726)	$359,875
Net earnings	—	—	—	24,715	—	—	—	24,715
Foreign currency translation, net of deferred tax of $279	—	—	—	—	(451)	—	—	(451)
Adjustment to pension, net of deferred tax of $1,031	—	—	—	—	(1,667)	—	—	(1,667)
Dividends declared ($.88 per share)	—	—	—	(22,864)	—	—	—	(22,864)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	66	—	—	—	—	66
Stock based compensation	—	—	1,459	—	—	—	—	1,459
Exercise of stock options and restricted stock grants	—	—	(729)	—	—	45,078	814	85
Stock repurchases	—	—	—	—	—	(175)	(2)	(2)

Balance February 28, 2013	30,053,443	$75,134	$122,186	$251,713	$(14,903)	(4,084,765)	$(72,914)	$361,216

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$24,715	$31,358	$44,631
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,957	9,521	8,066
Amortization of deferred finance charges	149	432	432
Amortization of trade names, customer lists, and patent	3,278	2,431	2,399
Loss (gain) from disposal of assets	2	(137)	(1)
Bad debt expense	743	144	1,952
Stock based compensation	1,459	1,025	982
Excess tax benefit of stock based compensation	(66)	(63)	49
Deferred income taxes	238	(2,022)	4,365
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,400)	7,951	(1,643)
Prepaid expenses	347	(6,134)	1,718
Inventories	18,293	(21,809)	(23,753)
Other current assets	(327)	564	(717)
Other assets	(49)	(68)	90
Accounts payable and accrued expenses	(7,251)	135	(3,945)
Other liabilities	(311)	(197)	652
Liability for pension benefits	180	1,442	(2,511)

Net cash provided by operating activities	49,957	24,573	32,766

Cash flows from investing activities:
Capital expenditures	(2,560)	(5,087)	(33,753)
Purchase price of businesses, net of cash acquired	—	(45,956)	(2,237)
Adjustment to purchase price of businesses acquired	3,737	—	—
Proceeds from disposal of plant and property	18	233	5

Net cash provided by (used in) investing activities	1,195	(50,810)	(35,985)

Cash flows from financing activities:
Borrowings on debt	5,000	40,000	10,000
Repayment of debt	(37,500)	—	—
Deferred financing charges	—	(455)	—
Dividends	(22,864)	(16,132)	(16,057)
Purchase of treasury stock	(2)	(2)	(2)
Proceeds from exercise of stock options	85	217	103
Excess tax benefit of stock based compensation	66	63	(49)

Net cash provided by (used in) financing activities	(55,215)	23,691	(6,005)

Effect of exchange rate changes on cash	(115)	651	466
Net change in cash	(4,178)	(1,895)	(8,758)
Cash at beginning of period	10,410	12,305	21,063

Cash at end of period	$6,232	$10,410	$12,305

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2013, February 29, 2012 and February 28, 2011 (fiscal years ended 2013, 2012, and 2011, respectively).

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

Inventories. With the exception of approximately 14% of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or market. At fiscal years ended 2013 and 2012, approximately 2.6% and 3.1% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2013 and 2012 were $2.5 million and $3.5 million, respectively.

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

Deferred Finance Charges. Deferred finance charges in connection with the Company’s revolving credit facility are amortized to interest expense over the term of the facility using the straight-line method, which approximates the effective interest method. If the facility is extinguished before the end of the term, the remaining balance of the deferred finance charges will be amortized fully in such year.

Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $12.3 million, $10.5 million and $10.5 million of revenue was recognized under these arrangements during fiscal years 2013, 2012, and 2011 respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1.0 million, $1.0 million, and $1.3 million, during the fiscal years ended 2013, 2012 and 2011, respectively and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Included in advertising expense is amortization related to direct response advertising of approximately $392,000, $436,000, and $453,000 for the fiscal years ended 2013, 2012 and 2011, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2013, 2012 and 2011 were approximately $304,000, $155,000, and $99,000, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal years 2013, 2012 and 2011, there were 297,250, 216,443 and 93,700 options, respectively, not included in the diluted earnings per share computation because their effect was anti-dilutive.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following: adjustments resulting from the foreign currency translation of the Company’s Mexican and Canadian operations, changes in the fair value of derivative instruments and changes in the funded status of the Company’s pension plan.

Derivative Instruments and Hedging Activities. The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating debt agreements when the Company deems it prudent to do so. The Company recognizes all derivatives as either assets or liabilities in the balance sheet, measures those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other expense, net as incurred. Transaction gains and losses totaled approximately $189,000, $(81,000), and $169,000 for fiscal years ended 2013, 2012 and 2011, respectively.

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

(2) Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are reduced by an estimated allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2013	2012	2011
Balance at beginning of period	$4,403	$4,814	$4,446
Bad debt expense	743	144	1,952
Recoveries	45	109	105
Accounts written off	(1,239)	(675)	(1,696)
Foreign currency translation	—	11	7

Balance at end of period	$3,952	$4,403	$4,814

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2013	2012
Raw material	$14,470	$22,217
Work-in-process	11,238	11,194
Finished goods	83,990	99,161

	$109,698	$132,572

The excess of current costs at FIFO over LIFO stated values was approximately $5.0 million and $5.4 million at fiscal years ended 2013 and 2012, respectively. During fiscal year 2013, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal year 2012, the effect of which decreased cost of sales by approximately $0.4 million and increased net earnings by approximately $0.3 million. There were no significant liquidations of LIFO inventories during the fiscal years ended 2012 and 2011. Cost includes materials, labor and overhead related to the purchase and production of inventories.

(4) Acquisitions

On February 10, 2012, the Company acquired from Cenveo Corporation (“Cenveo”) and its subsidiaries, Cenveo Resale Ohio, LLC and Printegra Corporation, certain assets of Cenveo’s document business, including the manufacturing facilities branded under the names PrintXcel and Printegra for $40.0 million plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. As the result of an adjustment made during the quarter ended August 31, 2012 to the acquisition date inventory balances and pursuant to the terms of the purchase agreement, the net purchase price was subsequently reduced to $36.2 million. The combined sales of the purchased operations were $74.4 million during the twelve month period ended December 31, 2011. The acquired assets are being operated under their respective trade names of PrintXcel and Printegra.

The following is a summary of the purchase price allocation for PrintXcel and Printegra (in thousands):

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Acquisitions-continued

The following is a summary of the purchase price allocation for PrintGraphics (in thousands):

Accounts receivable	$1,867
Inventories	1,356
Other assets	94
Property, plant & equipment	3,572
Accounts payable and accrued liabilities	(903)

$5,986

The results of operations for PrintXcel, Printegra, and PrintGraphics are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all operations had been acquired as of March 1, 2011, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income and related tax effects (in thousands, except per share amounts):

Unaudited
2012
Pro forma net sales	$595,501
Pro forma net earnings	32,311
Pro forma earnings per share—diluted	1.24

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Goodwill and Other Intangible Assets-continued

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of February 28, 2013	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.4	37,887	17,753	20,134
Noncompete	—	500	500	—
Patent	5.0	773	134	639

Total	6.2	$40,394	$19,621	$20,773

As of February 29, 2012
Amortized intangible assets
Trade names	0.8	$1,234	$1,139	$95
Customer lists	7.2	37,887	14,699	23,188
Noncompete	—	500	500	—
Patent	6.0	773	5	768

Total	7.0	$40,394	$16,343	$24,051

	Fiscal years ended
	2013	2012
Non-amortizing intangible assets
Trademarks	$63,378	$63,378

Aggregate amortization expense for each of the fiscal years 2013, 2012 and 2011 was approximately $3.3 million, $2.4 million and $2.4 million, respectively.

The Company’s estimated amortization expense for the next five years is as follows (in thousands):

2014	$3,180
2015	3,063
2016	3,004
2017	3,004
2018	2,765

Changes in the net carrying amount of goodwill for the fiscal years ended are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of February 28, 2011	$42,792	$74,549	$117,341
Goodwill acquired	4,293	—	4,293
Goodwill impairment	—	—	—

Balance as of February 29, 2012	47,085	74,549	121,634
Goodwill acquired adjustment	175	—	175
Goodwill impairment	—	—	—

Balance as of February 28, 2013	$47,260	$74,549	$121,809

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Other Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28, 2013	February 29, 2012
Accrued taxes	$361	$293
Accrued legal and professional fees	777	852
Accrued interest	120	48
Accrued utilities	96	93
Accrued construction retainage	—	1,759
Accrued phantom stock obligation	467	475
Accrued acquisition related obligations	163	205
Other accrued expenses	593	775

	$2,577	$4,500

(7) Derivative Instruments and Hedging Activities

The Company uses, at times, derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate debt. On July 7, 2008, the Company entered into a three-year Interest Rate Swap Agreement (the “SWAP”) for a notional amount of $40.0 million which expired on July 22, 2011. The SWAP effectively fixed the LIBOR rate for the Company’s floating rate debt at 3.79%.

The Company accounts for its derivatives as cash flow hedges and records them as either assets or liabilities in the balance sheet, measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures, at which time the changes in fair value would be recorded in Accumulated Other Comprehensive Income. During fiscal year 2012, the Company incurred an additional $0.6 million in interest expense related to the SWAP.

(8) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2013	February 29, 2012
Revolving credit facility	$57,500	$90,000

On February 22, 2012, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at February 28, 2013 and 1.74% at February 29, 2012), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of February 28, 2013, the Company had $57.5 million of borrowings under the revolving credit line and $4.1 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $88.4 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of February 28, 2013. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Long-Term Debt-continued

The Company capitalized $1.7 million of interest expense for fiscal year 2011 relating to the construction of its apparel manufacturing facility in Agua Prieta, Mexico. There was no interest capitalized for fiscal years 2012 and 2013 as construction was substantially complete at the beginning of fiscal year 2012.

The Company’s long-term debt maturities for the fiscal years following February 28, 2013 are as follows (in thousands):

Debt
2014	$—
2015	—
2016	—
2017	57,500
2018	—

$57,500

(9) Shareholders’ Equity

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last two fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 175 and 100 shares of common stock during the fiscal years ended February 28, 2013 and February 29, 2012, respectively.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be made and distributions to its shareholders.

(10) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2013, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 946,754 shares of unissued common stock reserved under the plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2013, 2012 and 2011, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1,459,000 ($934,000 net of tax), $1,025,000 ($651,000 net of tax) and $982,000 ($624,000 net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three years ended February 28, 2013:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2010	250,200	$12.09	6.0
Granted	62,500	18.46
Terminated	(11,300)	10.18
Exercised	(39,500)	7.99

Outstanding at February 28, 2011	261,900	$14.31	6.5	$757
Granted	82,743	17.57
Terminated	(2,500)	8.94
Exercised	(31,950)	10.68

Outstanding at February 29, 2012	310,193	$15.60	6.6	$626
Granted	72,707	15.48
Terminated	(11,400)	13.57
Exercised	(8,500)	8.94

Outstanding at February 28, 2013	363,000	$15.79	6.4	$421

Exercisable at February 28, 2013	193,046	$15.87	4.7	$266

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal years ended 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	37.02%	43.76%	34.63%
Expected term (years)	3	3	3
Risk free interest rate	0.43%	1.16%	1.58%
Dividend yield	4.42%	3.66%	4.24%
Weighted average grant-date fair value	$2.83	$4.24	$3.35

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2013	2012	2011
Total cash received	$85	$217	$103
Income tax (expense) benefit	66	63	(49)
Total grant-date fair value	13	54	38
Intrinsic value	54	200	339

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the company’s unvested stock options at February 28, 2013, and changes during the fiscal year ended February 28, 2013 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 29, 2012	169,411	$3.31
New grants	72,707	2.83
Vested	(70,914)	3.13
Forfeited	(1,250)	1.58

Unvested at February 28, 2013	169,954	$3.20

As of February 28, 2013, there was $285,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.3 years. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2013 was $1.1 million.

The following table summarizes information about stock options outstanding at the end of fiscal year 2013:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$8.94 to $11.67	61,750	5.8	$9.11	40,500	$9.19
14.82 to 16.42	128,707	5.8	15.73	56,000	16.06
17.57 to 19.69	172,543	7.0	18.23	96,546	18.55

	363,000	6.4	15.79	193,046	15.87

Restricted Stock

The Company had the following restricted stock grants activity for the three fiscal years ended February 28, 2013:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2010	91,470	$15.38
Granted	57,655	17.34
Terminated	(268)	15.49
Vested	(68,034)	16.79

Outstanding at February 28, 2011	80,823	$15.59
Granted	93,959	17.57
Terminated	—	—
Vested	(43,449)	15.34

Outstanding at February 29, 2012	131,333	$17.09
Granted	92,293	15.46
Terminated	—	—
Vested	(36,578)	16.05

Outstanding at February 28, 2013	187,048	$16.49

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Stock Option Plan and Stock Based Compensation-continued

As of February 28, 2013, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years. As of February 28, 2013, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $3.1 million.

(11) Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 9% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2013	2012
Equity securities	53%	52%
Debt securities	39%	39%
Cash and cash equivalents	8%	9%

Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2013 is as follows:

Asset Class	Target Allocation Percentage
Cash	2 - 5%
Fixed Income	43 - 53%
Equity	45 - 55%

The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2013 was 8.0%, the rate used in the calculation of the current year pension expense.

The following tables present the Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2013 and 2012 (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Pension Plan-continued

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/28/13	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,605	$3,605	$—	$—
Government bonds	9,972	—	9,972	—
Corporate bonds	7,443	—	7,443	—
Domestic equities	20,771	20,771	—	—
Foreign equities	3,183	3,183	—	—

	$44,974	$27,559	$17,415	$—

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/29/12	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,746	$3,746	$—	$—
Government bonds	9,938	—	9,938	—
Corporate bonds	6,441	—	6,441	—
Domestic equities	19,107	19,107	—	—
Foreign equities	2,770	2,770	—	—

	$42,002	$25,623	$16,379	$—

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

(11) Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2013	2012	2011
Components of net periodic benefit cost
Service cost	$1,283	$1,214	$1,214
Interest cost	2,402	2,523	2,618
Expected return on plan assets	(3,208)	(3,214)	(3,062)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	1,823	1,262	1,344

Net periodic benefit cost	2,155	1,640	1,969

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	4,370	7,923	(2,854)
Amortization of net actuarial loss	(1,823)	(1,262)	(1,344)
Amortization of prior service credit	145	145	145

	2,692	6,806	(4,053)

Total recognized in net periodic pension cost and other comprehensive income	$4,847	$8,446	$(2,084)

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2013	2012	2011
Weighted average discount rate (net periodic pension cost)	5.05%	5.85%	6.05%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	4.60%	5.05%	5.85%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Pension Plan-continued

	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$49,496	$43,638
Service cost	1,283	1,214
Interest cost	2,402	2,523
Actuarial (gain)/loss	3,579	6,229
Benefits paid	(2,445)	(4,108)

Projected benefit obligation at end of year	$54,315	$49,496

Change in plan assets:
Fair value of plan assets at beginning of year	$42,002	$41,590
Company contributions	3,000	3,000
Gains on plan assets	2,418	1,520
Benefits paid	(2,446)	(4,108)

Fair value of plan assets at end of year	$44,974	$42,002

Funded status (benefit obligation less plan assets)	$(9,341)	$(7,494)

Accumulated benefit obligation at end of year	$49,791	$44,997

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2014.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2014	$2,500
2015	2,700
2016	2,900
2017	3,200
2018	3,300
2019 - 2023	12,500

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $815,000, $576,000 and $376,000 in fiscal years ended 2013, 2012 and 2011, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $258,000, $268,000, and $289,000, in fiscal years ended 2013, 2012 and 2011, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2013	2012	2011
Current:
Federal	$10,316	$12,650	$18,167
State and local	2,205	2,575	3,535
Foreign	168	1,985	866

Total current	12,689	17,210	22,568
Deferred:
Federal	803	794	2,085
State and local	411	18	133

Total deferred	1,214	812	2,218

Total provision for income taxes	$13,903	$18,022	$24,786

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2013, was 36.0%, as compared with a 36.5% and 35.7% in 2012 and 2011, respectively. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.7	3.5	3.1
Domestic production activities deduction	(2.9)	(2.6)	(3.0)
Other	0.2	0.6	0.6

	36.0%	36.5%	35.7%

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes-continued

	2013	2012
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,527	$1,683
Inventories	2,522	1,952
Employee compensation and benefits	1,770	1,667
Other	1	191

	$5,820	$5,493

Noncurrent deferred tax (liabilities) assets related to:
Property, plant and equipment	$(4,802)	$(4,362)
Goodwill and other intangible assets	(23,451)	(22,280)
Pension and noncurrent employee compensation benefits	4,987	4,101
Net operating loss and foreign tax credits	201	285
Property tax	(554)	(506)
Currency exchange	(357)	(633)
Stock options exercised	798	382
Other	(6)	(16)

	$(23,184)	$(23,029)

The Company maintained a valuation allowance of approximately $250,000 to adjust the basis of net deferred taxes as of February 28, 2011. In fiscal year 2012, the Company determined it would be able to utilize certain credits and carry forwards and released the valuation reserve. Included in other non-current deferred tax liability (asset) are currency exchange, stock options exercised, and the valuation allowance. The Company has federal net operating loss carry forwards of approximately $562,000 and state net operating loss carry forwards of approximately $70,000 expiring in fiscal years 2025 through 2033. Based on historical earnings, management believes it will be able to fully utilize the net operating loss carry forwards.

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

Unrecognized tax benefits, including accrued interest and penalties, at fiscal year-end 2013 and 2012 of $96,000 and $337,000, respectively, related to uncertain tax positions are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2013, the unrecognized tax benefit includes an aggregate of $5,000 of interest expense. Approximately $30,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance at beginning of year	$337	$141
Additions (reductions) based on tax positions related to the current year	(211)	243
Reductions due to lapses of statutes of limitations	(30)	(47)

Balance at end of year	$96	$337

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2008. All material state and local income tax matters have been concluded for years through 2007 and foreign tax jurisdictions through 2008.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12) Income Taxes-continued

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2013, 2012 and 2011.

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

	2013	2012	2011
Basic weighted average common shares outstanding	26,035,571	25,946,107	25,855,129
Effect of dilutive options	17,881	21,570	32,866

Diluted weighted average common shares outstanding	26,053,452	25,967,677	25,887,995

Per share amounts:
Net earnings – basic	$0.95	$1.21	$1.73

Net earnings – diluted	$0.95	$1.21	$1.72

Cash dividends	$0.88	$0.62	$0.62

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

The Print Segment, which represented 63% of the Company’s consolidated net sales for fiscal year 2013, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 49 manufacturing locations throughout the United States in 19 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Segment Information and Geographic Information-continued

The Apparel Segment, which accounted for 37% of the Company’s fiscal year 2013 consolidated net sales, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the fiscal years ended 2013, 2012 and 2011 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2013:
Net sales	$334,701	$198,805	$—	$533,506
Depreciation	5,895	3,815	247	9,957
Amortization of identifiable intangibles	1,811	1,467	—	3,278
Segment earnings (loss) before income tax	54,224	247	(15,853)	38,618
Segment assets	167,329	313,790	14,173	495,292
Capital expenditures	2,513	12	35	2,560
Fiscal year ended February 29, 2012:
Net sales	$277,988	$239,026	$—	$517,014
Depreciation	5,129	3,979	413	9,521
Amortization of identifiable intangibles	964	1,467	—	2,431
Segment earnings (loss) before income tax	46,238	19,345	(16,203)	49,380
Segment assets	178,504	335,540	17,918	531,962
Capital expenditures	1,958	3,091	38	5,087
Fiscal year ended February 28, 2011:
Net sales	$272,689	$277,310	$—	$549,999
Depreciation	5,396	1,943	727	8,066
Amortization of identifiable intangibles	933	1,466	—	2,399
Segment earnings (loss) before income tax	46,002	42,611	(19,196)	69,417
Segment assets	136,255	321,908	15,565	473,728
Capital expenditures	2,176	31,549	28	33,753

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Segment Information and Geographic Information-continued

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousands):

	United States	Canada	Mexico	Total
2013
Net sales to unaffiliated customers
Print Segment	$334,701	$—	$—	$334,701
Apparel Segment	180,215	17,806	784	198,805

	$514,916	$17,806	$784	$533,506

Identifiable long-lived assets
Print Segment	$41,106	$—	$—	$41,106
Apparel Segment	240	26	47,237	47,503
Corporate	3,304	—	—	3,304

	$44,650	$26	$47,237	$91,913

2012
Net sales to unaffiliated customers
Print Segment	$277,988	$—	$—	$277,988
Apparel Segment	219,687	18,377	962	239,026

	$497,675	$18,377	$962	$517,014

Identifiable long-lived assets
Print Segment	$44,712	$—	$—	$44,712
Apparel Segment	196	29	51,062	51,287
Corporate	3,517	—	—	3,517

	$48,425	$29	$51,062	$99,516

2011
Net sales to unaffiliated customers
Print Segment	$272,689	$—	$—	$272,689
Apparel Segment	253,172	22,227	1,911	277,310

	$525,861	$22,227	$1,911	$549,999

Identifiable long-lived assets
Print Segment	$35,867	$—	$—	$35,867
Apparel Segment	1,901	33	51,968	53,902
Corporate	3,892	—	—	3,892

	$41,660	$33	$51,968	$93,661

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2019. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2014	$4,865
2015	3,185
2016	2,348
2017	1,256
2018	900
Thereafter	22

$12,576

Rent expense attributable to such leases totaled $6.8 million, $7.5 million, and $9.0 million for the fiscal years ended 2013, 2012 and 2011, respectively.

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

	2013	2012	2011
Interest paid	$1,456	$2,395	$4,686
Income taxes paid	$13,694	$23,346	$20,143

(17) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2013 and 2012 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2013:
Net sales	$142,528	$138,344	$128,996	$123,638
Gross profit margin	28,249	33,949	30,611	31,343
Net earnings	3,879	7,592	6,170	7,074
Dividends paid	4,560	4,575	4,576	9,153
Per share of common stock:
Basic net earnings	$0.15	$0.29	$0.24	$0.27
Diluted net earnings	$0.15	$0.29	$0.24	$0.27
Dividends	$0.175	$0.175	$0.175	$0.35

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Quarterly Consolidated Financial Information (Unaudited)

For the Three Months Ended	May 31	August 31	November 30	February 29
Fiscal year ended 2012:
Net sales	$143,258	$130,384	$121,846	$121,526
Gross profit margin	39,701	34,094	30,183	26,535
Net earnings	11,424	9,712	6,892	3,330
Dividends paid	4,020	4,038	4,035	4,039
Per share of common stock:
Basic net earnings	$0.44	$0.37	$0.27	$0.13
Diluted net earnings	$0.44	$0.37	$0.27	$0.13
Dividends	$0.155	$0.155	$0.155	$0.155

Current Quarter Compared to Same Quarter Last Year

In each of the last three quarters for fiscal year ended February 28, 2013, the Company’s net sales increased in comparison to the previous quarter, primarily as a result of a full year of sales related to the Company’s print acquisitions offset by a decrease in Apparel sales. The primary reason for the decrease in Apparel sales throughout the period was as a result of softness in the market and continued pricing pressures. The gross profit margin (“margin”) decreased in the first two quarters, but increased in the last two quarters in comparison to the previous quarter, respectively. This was the result of the Apparel segment operations. The primary reason for the decrease in Apparel margins in the first two quarters was due to higher input costs, primarily cotton. Most of this higher cost has now made its way through finished goods inventory and the divergence between the current purchase cost of cotton and the average cost in finished goods inventory has returned to a more normalized spread. As a result, the Company saw an increase in its margin the last two quarters in comparison to the same periods in fiscal year 2012.

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. Beginning January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) has resumed its limits of deposit insurance coverage back to the standard $250,000. At February 28, 2013, cash balances included $3.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At February 28, 2013, the Company had $0.4 million in Canadian and $2.3 million in Mexican bank accounts.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 10.1	Second Amendment to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of February 22, 2012 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2012 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2013, filed on May 10, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1