Form 10-Q
period 2013-05-31
ENNIS, INC.
filed 2013-07-02
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2013

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

As of June 28, 2013, there were 26,216,476 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31, 2013		February 28, 2013
	(unaudited	)
Assets
Current assets
Cash	$14,396		$6,232
Accounts receivable, net of allowance for doubtful receivables of $2,707 at May 31, 2013 and $3,952 at February 28, 2013	63,784		60,071
Prepaid expenses	6,819		7,425
Prepaid income taxes	775		4,170
Inventories	97,975		109,698
Deferred income taxes	5,820		5,820
Assets held for sale	710		—

Total current assets	190,279		193,416
Property, plant and equipment, at cost
Plant, machinery and equipment	154,718		155,093
Land and buildings	79,903		80,438
Other	23,234		23,252

Total property, plant and equipment	257,855		258,783
Less accumulated depreciation	167,812		166,870

Net property, plant and equipment	90,043		91,913

Goodwill	121,809		121,809
Trademarks and trade names, net	63,378		63,378
Customer lists, net	19,371		20,134
Deferred finance charges, net	485		522
Other assets	4,052		4,120

Total assets	$489,417		$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	May 31, 2013	February 28, 2013
	(unaudited )
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$20,966	$22,256
Accrued expenses
Employee compensation and benefits	14,081	17,003
Taxes other than income	798	582
Income taxes payable	1,693	621
Other	2,446	2,577

Total current liabilities	39,984	43,039

Long-term debt	45,000	57,500
Liability for pension benefits	9,861	9,341
Deferred income taxes	23,276	23,184
Other liabilities	1,020	1,012

Total liabilities	119,141	134,076

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2013	75,134	75,134
Additional paid-in capital	121,599	122,186
Retained earnings	260,219	251,713
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	721	571
Minimum pension liability, net of taxes	(15,474)	(15,474)

Total accumulated other comprehensive income (loss)	(14,753)	(14,903)

Treasury stock	(71,923)	(72,914)

Total shareholders’ equity	370,276	361,216

Total liabilities and shareholders’ equity	$489,417	$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended May 31,
	2013	2012
Net sales	$138,466	$142,528
Cost of goods sold	102,671	114,279

Gross profit margin	35,795	28,249
Selling, general and administrative	22,205	22,026
Gain from disposal of assets	(7)	(4)

Income from operations	13,597	6,227
Other income (expense)
Interest expense	(251)	(469)
Other, net	157	350

	(94)	(119)

Earnings before income taxes	13,503	6,108
Provision for income taxes	4,997	2,229

Net earnings	$8,506	$3,879

Weighted average common shares outstanding
Basic	26,038,068	25,963,369

Diluted	26,055,869	25,983,907

Per share amounts
Net earnings–basic	$0.33	$0.15

Net earnings–diluted	$0.33	$0.15

Cash dividends per share	$—	$0.175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended May 31,
	2013	2012
Net earnings	$8,506	$3,879
Foreign currency translation adjustment, net of deferred taxes	150	(2,107)

Comprehensive income	$8,656	$1,772

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	May 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$8,506	$3,879
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,387	2,572
Amortization of deferred finance charges	37	37
Amortization of trade names, customer lists, and patent	795	832
Gain from disposal of assets	(7)	(4)
Bad debt expense	1,099	287
Stock based compensation	405	316
Deferred income taxes	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	(4,850)	(300)
Prepaid expenses	4,100	1,913
Inventories	11,683	14,876
Other assets	36	3
Accounts payable and accrued expenses	(3,167)	(9,873)
Other liabilities	8	(313)
Liability for pension benefits	520	539

Net cash provided by operating activities	21,551	14,766

Cash flows from investing activities:
Capital expenditures	(669)	(133)
Proceeds from disposal of plant and property	7	7

Net cash used in investing activities	(662)	(126)

Cash flows from financing activities:
Repayment of debt	(12,500)	(5,000)
Dividends	—	(4,560)
Purchase of treasury stock	(1)	(1)

Net cash used in financing activities	(12,501)	(9,561)

Effect of exchange rate changes on cash	(224)	(522)
Net change in cash	8,164	4,557
Cash at beginning of period	6,232	10,410

Cash at end of period	$14,396	$14,967

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the quarter ended May 31, 2013 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013, from which the accompanying consolidated balance sheet at February 28, 2013 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

The following table presents the activity in the Company’s allowance for doubtful receivables for the three months ended May 31, 2013 and May 31, 2012 (in thousands):

	Three months ended May 31,
	2013	2012
Balance at beginning of period	$3,952	$4,403
Bad debt expense	1,099	287
Recoveries	5	6
Accounts written off	(2,349)	(217)

Balance at end of period	$2,707	$4,479

3. Inventories

The Company uses the lower of last-in, first-out (LIFO) cost or market to value certain of its business forms inventories and the lower of first-in, first-out (FIFO) cost or market to value its remaining forms and apparel inventories. The Company regularly reviews inventories on hand, using specific aging categories, and writes down

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

3. Inventories -continued

the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2013	2013
Raw material	$14,481	$14,470
Work-in-process	6,233	11,238
Finished goods	77,261	83,990

	$97,975	$109,698

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of May 31, 2013	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.1	37,887	18,516	19,371
Noncompete	—	500	500	—
Patent	4.8	773	166	607

Total	6.0	$40,394	$20,416	$19,978

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

4. Goodwill and Other Intangible Assets -continued

As of February 28, 2013	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.4	37,887	17,753	20,134
Noncompete	—	500	500	—
Patent	5.0	773	134	639

Total	6.2	$40,394	$19,621	$20,773

			May 31, 2013	February 28, 2013
Non-amortizing intangible assets
Trademarks			$63,378	$63,378

Aggregate amortization expense for the three months ended May 31, 2013 and May 31, 2012 was $0.8 million.

The Company’s estimated amortization expense for the current and next five fiscal years ending in February of the stated year is as follows (in thousands):

2014	$3,180
2015	3,063
2016	3,004
2017	3,004
2018	2,765
2019	2,302

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print Segment Total	Apparel Segment Total	Total
Balance as of February 29, 2012	$47,085	$74,549	$121,634
Goodwill acquired adjustment	175	—	175
Goodwill impairment	—	—	—

Balance as of February 28, 2013	47,260	74,549	121,809
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of May 31, 2013	$47,260	$74,549	$121,809

During the fiscal year ended February 28, 2013, an adjustment of $0.2 million reflects a revised estimate in accounts receivable, inventories, accrued expenses, and property, plant and equipment, net of adjustment to the purchase price, related to the acquisition of PrintXcel and Printegra assets from Cenveo Corporation (“Cenveo”) and its subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

5. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2013	February 28, 2013
Accrued taxes	$352	$361
Accrued legal and professional fees	620	777
Accrued interest	104	120
Accrued utilities	66	96
Accrued phantom stock obligation	499	467
Accrued acquisition related obligations	159	163
Other accrued expenses	646	593

	$2,446	$2,577

6. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2013	February 28, 2013
Revolving credit facility	$45,000	$57,500

On February 22, 2012, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. (the “Lenders”). The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.69% at May 31, 2013 and 1.74% at May 31, 2012), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2013, the Company had $45.0 million of borrowings under the revolving credit line and $4.1 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $100.9 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of May 31, 2013. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

7. Shareholders’ Equity

Changes in shareholders’ equity accounts for the three months ended May 31, 2013 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2013	30,053,443	$75,134	$122,186	$251,713	$(14,903)	(4,084,765)	$(72,914)	$361,216
Net earnings	—	—	—	8,506	—	—	—	8,506
Foreign currency translation, net of deferred tax of $93	—	—	—	—	150	—	—	150
Stock based compensation	—	—	405	—	—	—	—	405
Exercise of stock options and restricted stock grants	—	—	(992)	—	—	55,530	992	—
Stock repurchases	—	—	—	—	—	(49)	(1)	(1)

Balance May 31, 2013	30,053,443	$75,134	$121,599	$260,219	$(14,753)	(4,029,284)	$(71,923)	$370,276

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

7. Shareholders’ Equity -continued

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last three fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 49 shares of common stock during the three months ended May 31, 2013.

8. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2013, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 858,742 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2013 and May 31, 2012, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.4 million ($0.3 million net of tax), and $0.3 million ($0.2 million net of tax), respectively.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2013:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at February 28, 2013	363,000	$15.79	6.4	$421
Granted	36,155	14.05
Terminated	(3,750)	11.67
Exercised	—	—

Outstanding at May 31, 2013	395,405	$15.67	6.5	$762

Exercisable at May 31, 2013	283,194	$15.73	5.5	$572

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

8. Stock Option Plan and Stock Based Compensation -continued

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2013 and May 31, 2012:

	May 31,
	2013	2012
Expected volatility	30.41%	37.02%
Expected term (years)	3	3
Risk free interest rate	0.35%	0.43%
Dividend yield	4.63%	4.42%
Weighted average grant-date fair value	$1.96	$2.83

There were no stock options exercised or tax benefits realized from stock based compensation during the three months ended May 31, 2013 and May 31, 2012.

A summary of the status of the Company’s unvested stock options at February 28, 2013, and changes during the three months ended May 31, 2013 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 28, 2013	169,954	$3.20
New grants	36,155	1.96
Vested	(93,898)	3.08
Forfeited	—	—

Unvested at May 31, 2013	112,211	$2.89

As of May 31, 2013, there was $0.3 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.0 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2013 was $1.6 million.

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2013	187,048	$16.49
Granted	55,607	14.05
Terminated	—	—
Vested	(55,530)	16.55

Outstanding at May 31, 2013	187,125	$15.74

As of May 31, 2013, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.1 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years. As of May 31, 2013, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.9 million.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

9. Pension Plan

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended May 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$315	$321
Interest cost	601	600
Expected return on plan assets	(872)	(802)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	512	456

Net periodic benefit cost	$520	$539

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. As a result of the enactment, which effectively raises the discount rates mandated for determining the value of a pension plan’s benefit liability and annual cost of accruals, the Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2014. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2014. The Company contributed $3.0 million to the Pension Plan during fiscal year 2013.

10. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2013 and May 31, 2012, shares related to stock options of 333,405 and 301,150, respectively, were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

10. Earnings Per Share -continued

	Three months ended May 31,
	2013	2012
Basic weighted average common shares outstanding	26,038,068	25,963,369
Effect of dilutive options	17,801	20,538

Diluted weighted average common shares outstanding	26,055,869	25,983,907

Per share amounts:
Net earnings – basic	$0.33	$0.15

Net earnings – diluted	$0.33	$0.15

Cash dividends	$—	$0.175

11. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 59% of the Company’s consolidated net sales for the three months ended May 31, 2013, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 47 manufacturing locations throughout the United States in 19 strategically located states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Apparel Segment, which accounted for 41% of the Company’s consolidated net sales for the three months ended May 31, 2013, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

11. Segment Information and Geographic Information-continued

Segment data for the three months ended May 31, 2013 and May 31, 2012 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended May 31, 2013:
Net sales	$81,439	$57,027	$—	$138,466
Depreciation	1,377	970	40	2,387
Amortization of identifiable intangibles	428	367	—	795
Segment earnings (loss) before income tax	13,447	4,368	(4,312)	13,503
Segment assets	161,672	307,420	20,325	489,417
Capital expenditures	479	150	40	669
Three months ended May 31, 2012:
Net sales	$87,299	$55,229	$—	$142,528
Depreciation	1,544	955	73	2,572
Amortization of identifiable intangibles	465	367	—	832
Segment earnings (loss) before income tax	12,614	(2,821)	(3,685)	6,108
Segment assets	173,150	317,813	21,918	512,881
Capital expenditures	118	—	15	133

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2013:
Net sales to unaffiliated customers
Print Segment	$81,439	$—	$—	$81,439
Apparel Segment	51,702	5,262	63	57,027

	$133,141	$5,262	$63	$138,466

Identifiable long-lived assets
Print Segment	$39,499	$—	$—	$39,499
Apparel Segment	215	48	46,978	47,241
Corporate	3,303	—	—	3,303

	$43,017	$48	$46,978	$90,043

Three months ended May 31, 2012:
Net sales to unaffiliated customers
Print Segment	$87,299	$—	$—	$87,299
Apparel Segment	49,281	5,674	274	55,229

	$136,580	$5,674	$274	$142,528

Identifiable long-lived assets
Print Segment	$43,484	$—	$—	$43,484
Apparel Segment	168	28	47,687	47,883
Corporate	3,459	—	—	3,459

	$47,111	$28	$47,687	$94,826

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

12. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended May 31,
	2013	2012
Interest paid	$267	$248
Income taxes paid	$546	$625

13. Concentrations of Risk

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At May 31, 2013, cash balances included $12.4 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At May 31, 2013, the Company had $0.6 million in Canadian and $0.8 million in Mexican bank accounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses print distributors, stationers, quick printers, computer software developers, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel and hats with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees, fleece and shorts.

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 11 of the Notes to the Consolidated Financial Statements beginning on page 15.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

Print Segment

The Print Segment, which represented 59% of our consolidated net sales for the three months ended May 31, 2013, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 47 manufacturing locations throughout the United States in 19 strategically located states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.

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

Our Print Business Challenges - In our Print Segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. In addition, the economic downturn and the associated credit crunch created highly competitive conditions in an already over-supplied, price-competitive industry, which continues to present challenges today. Thus, we believe we are facing the following challenges in the Print Segment of our business:

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

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

Apparel Segment

The Apparel Segment represented 41% of our consolidated net sales for the three months ended May 31, 2013, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, which make up 91% of domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

Alstyle utilizes a customer-focused internal sales team comprised of twenty-three sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are assigned performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend a majority of their time in the field.

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 47% of our cotton and yarn from one supplier.

Our Apparel Business Challenges—In our Apparel Segment, our market niche is highly competitive, commodity driven, and is generally dominated by a limited number of companies. The downturn in the economy and turmoil in the credit markets in 2009 and 2010 created an over-supply situation which further increased competitive pressures in this market. While the economic environment improved somewhat in 2011, which led to increased demand for our product during the later part of fiscal year 2011 and the start of fiscal year 2012, we have seen softness in the market due to domestic and global economic uncertainties over approximately the last twelve months. Whether the impact in the market associated with this instability is behind us or will still need to be dealt with for quarters to come is unknown. Such uncertainty and volatility in the economy is normally not a positive influence on the marketplace. In addition, a significant reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current purchase cost of cotton and the cost residing in most manufacturers’ finished goods inventories were at historical levels, creating

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

market valuation issues for some and sale side pressure for others. However, at this point, most of the higher cost of cotton has worked through our finished goods inventory and the divergence between the current purchase cost of cotton and the average costs in our finished goods inventory has returned to a more normalized spread. Thus, we believe we are facing the following challenges in our Apparel Segment in fiscal 2014:

•	Cotton prices and market pricing
•	New manufacturing facility
•	Continued economic uncertainties

Cotton prices – Cotton is a commodity product and subject to volatile fluctuations in price. Costs for cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by, among other factors, weather, consumer demand, commodities market speculation, currency fluctuations, international actions and other factors that are generally unpredictable and beyond our control. The United States is the largest exporter of cotton in the world. Therefore, domestic prices can be significantly influenced by foreign governments’ actions. Over the past several years, we have seen cotton prices reach the highest historical levels and have recently seen the prices recede back to levels that, while still high, are more in line with historical averages. We are able to lock in the cost of cotton reflected in the price we pay for yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. However, our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as this inventory is sold, which could take as long as six months plus after the materials were purchased, depending on inventory turns. Consequently, significant and rapid increases or decreases in cotton costs can have a significant impact on the Company’s operational results for many quarters. Given the decreasing divergence between the current cost of cotton in our finished goods inventory and the current purchase price of cotton, we do not anticipate the price of cotton to have a significant impact on our operational results for the quarters to come, absent some economic disruption (see below), or market abnormalities. We expect to see continued improvement in our apparel margins, as the divergence factor between the cost of cotton in our finished goods inventory and cotton purchase prices continues to shrink and our operational production levels increase.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. We began producing fabric from this facility during the first quarter of fiscal year 2012. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, which can be attributed to market softness, economic conditions and the non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our utility services which impacted our manufacturing through-put. However, given the improved cost position of our finished goods inventory and current level of utility services and absent some economic disruption, we expect to increase production at this facility fairly significantly during the coming year. This should allow us to realize savings through improved efficiency and utilization gains. However, the increase in production levels is dependent on economic (see below) and services stability.

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

Cautionary Statements Regarding Forward-Looking Statements

You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. All of the statements in this Report, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the” Management’s Discussion

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Overview.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “ forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 before making an investment in our common stock.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

Amounts allocated to amortizable intangibles are determined based on valuation analysis for our acquisitions and are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At May 31, 2013, our goodwill and other intangible assets were approximately $121.8 million and $83.4 million (includes $0.6 million relating to patents included in other long-term assets), respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering-events, nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.1 million of revenue was recognized under these agreements during the three months ended May 31, 2013 and May 31, 2012.

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

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three months ended May 31, 2013 and May 31, 2012.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of	Three Months Ended May 31,
Earnings—Data (Dollars in thousands)	2013		2012
Net sales	$138,466	100.0%	$142,528	100.0%
Cost of goods sold	102,671	74.1	114,279	80.2

Gross profit margin	35,795	25.9	28,249	19.8
Selling, general and administrative	22,205	16.0	22,026	15.4
Gain from disposal of assets	(7)	—	(4)	—

Income from operations	13,597	9.9	6,227	4.4
Other expense, net	(94)	(0.1)	(119)	(0.1)

Earnings before income taxes	13,503	9.8	6,108	4.3
Provision for income taxes	4,997	3.7	2,229	1.6

Net earnings	$8,506	6.1%	$3,879	2.7%

Three months ended May 31, 2013 compared to three months ended May 31, 2012

Net Sales. Our consolidated net sales were $138.5 million for the first quarter ended May 31, 2013, compared to $142.5 million for same quarter last year, or a decrease of 2.8%. On a sequential quarter basis, consolidated net sales increased $14.9 million, or 12.1%, from $123.6 million. Print sales declined by 6.8% on a comparable quarter basis, from $87.3 million to $81.4 million, but increased 2.0% on a sequential quarter basis from $79.8 million. Our apparel sales on a comparable quarter basis increased 3.3%, from $55.2 million to $57.0 million, and increased 29.8% on a sequential quarter basis from $43.9 million. The divergence factor between the cost of cotton in our finished goods inventory and cotton purchase prices continues to shrink. The lower purchase price of cotton has allowed us to transition from a higher priced apparel inventory position and our apparel sales volume is beginning to improve as we are able to be more price competitive in the marketplace.

Cost of Goods Sold. Our manufacturing costs decreased by $11.6 million from $114.3 million for the three months ended May 31, 2012 to $102.7 million for the three months ended May 31, 2013, or 10.1%. Our consolidated gross profit margin (“margin”) increased from 19.8% to 25.9% for the quarters ended May 31, 2012 and May 31, 2013, respectively. Our print margin increased from 27.9% to 29.7%, due to increased efficiencies, and our apparel margin, due to lower cotton costs, increased from 7.0% to 20.3% for the quarter. Now that the negative impact of higher raw material costs has made its way through our apparel finished goods inventory and the divergence between the current purchase cost of cotton and the average cost in our finished goods inventory has returned to a more normalized spread, we expect to see a continued improvement in our apparel margin over the next several quarters, absent some economic/market disruption.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

Selling, general and administrative expense. For the three months ended May 31, 2013, our selling, general and administrative expenses were $22.2 million, or 16.0% of sales, compared to $22.0 million, or 15.4% of sales for the three months ended May 31, 2012, a slight increase of approximately $0.2 million, or 0.9%. Selling, general and administrative (“SG&A”) expenses were up slightly over the comparable period last year on both a dollar and percentage of sales basis due to an increase in our provision for bad debts. Our provision for bad debts was increased this quarter to cover the impact of two apparel accounts which entered bankruptcy during the quarter. We have reviewed the status of each of our accounts and, while we do not anticipate that this will be a recurring event, the two bankruptcies did impact SG&A for the quarter by approximately $800,000, or 0.6% of sales. We have completed the installation of our Enterprise Resource Planning (“ERP”) system in each of the acquired Printegra/PrintXcel plants and as such we expect to be able to eliminate some duplicate SG&A costs residing in these plants over the next several quarters.

Gain from disposal of assets. The gain from disposal of assets of $7,000 during the quarter related to the sale of a used vehicle. The gain from disposal of assets of $4,000 for the three months ended May 31, 2012 resulted primarily from the sale of miscellaneous manufacturing equipment.

Income from operations. Our income from operations for the three months ended May 31, 2013 was $13.6 million or 9.9% of sales, as compared to $6.2 million, or 4.4% of sales for the three months ended May 31, 2012, an increase of $7.4 million, or 119.4%. The increase in our operational earnings related primarily to our increased apparel margin during the quarter.

Other income and expense. Interest expense decreased from $0.5 million for the three months ended May 31, 2012 to $0.3 million for the three months ended May 31, 2013. This was as a result of our average outstanding borrowings being lower during the current quarter when compared to the same quarter last year.

Provision for income taxes. Our effective tax rate was 37.0% for the three months ended May 31, 2013 compared to 36.5% for the three months ended May 31, 2012. The increase in our effective tax rate related to a decrease in the impact associated with our domestic production activity credit and an increase in our estimated state income tax liability.

Net earnings. Due to the above factors, our net earnings for the three months ended May 31, 2013 were $8.5 million, or 6.1% of sales, as compared to $3.9 million, or 2.7% of sales for the three months ended May 31, 2012. Our basic earnings per share were $0.33 per share for the three months ended May 31, 2013, as compared to $0.15 per share for the three months ended May 31, 2012. Our diluted earnings per share were $0.33 per share for the three months ended May 31, 2013, as compared to $0.15 per share for the three months ended May 31, 2012.

Segment Operating Results

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2013	2012
Print	$81,439	$87,299
Apparel	57,027	55,229

Total	$138,466	$142,528

Print Segment. Our net print sales, which represented 59% of our consolidated sales during the three months ended May 31, 2013, were approximately $81.4 million, compared to $87.3 million for the comparable quarter last year, or a decrease of 6.8%, but increased 2.0% from $79.8 million on a sequential quarter basis. The decrease in our print sales on a comparable quarter basis related primarily to the following: (i) a continued decline in our traditional long-run business due to a combined transition away from continuous forms and increased competition from major competitors (i.e., R.R. Donnelley, Standard Register, etc.); (ii) fewer sales days; (iii) in connection with the implementation of our ERP system at the new plants, sales declined in several of these recently acquired

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

facilities, as we began to better align pricing to market and the value offered to the end use customer; and (iv) normal transition of business loss associated with acquired businesses, either due to pricing, concentration of business, or other factors.

Apparel Segment. Our net apparel sales, which represented 41% of our consolidated sales for the three months ended May 31, 2013, increased by 3.3% on a comparable quarter basis from $55.2 million to $57.0 million and 29.8% on a sequential quarter basis from $43.9 million. The current market remains highly competitive and challenging from a pricing perspective. However, as the current price of cotton in our apparel finished goods inventory is now more in line with historical divergence trends with current cotton pricing, we were able to be more competitive from a pricing perspective on the large volume programs. As a result, we saw our volume increase 10.6% during the quarter. This increase was offset by a comparative 7.3% decline in our average selling price during the quarter.

	Three months ended
	May 31,
Gross Profit by Segment (in thousands)	2013	2012
Print	$24,227	$24,367
Apparel	11,568	3,882

Total	$35,795	$28,249

Print Segment. Our print gross profit margin for the three months ended May 31, 2013 was $24.2 million, or 29.7%, as compared to $24.4 million, or 27.9% for the three months ended May 31, 2012. Print margins increased on a comparative basis due to the continued elimination of duplicate costs by the further integration of our recent acquisitions.

Apparel Segment. Our apparel gross profit margin for the three months ended May 31, 2013 was $11.6 million, or 20.3%, as compared to $3.9 million, or 7.0%, for the three months ended May 31, 2012. Our apparel margin for the second consecutive quarter increased as the impact of higher input costs continued to decline. Sequentially, our apparel margin improved 240 basis points last quarter and 270 basis points this quarter. We expect to continue to see improvement in our apparel margin, as lower priced cotton should continue to have a positive impact on our operational results and increased sales volumes should result in improved operational efficiencies.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2013	2012
Print	$13,447	$12,614
Apparel	4,368	(2,821)

Total	17,815	9,793
Less corporate expenses	4,312	3,685

Earnings before income taxes	$13,503	$6,108

Print Segment. As a result of improved margin, our print profit for the three months ended May 31, 2013 was $13.4 million, or 16.5%, as compared to $12.6 million, or 14.4%, for the three months ended May 31, 2012.

Apparel Segment. As a result of the increase in our apparel sales and margin, our apparel profit increased approximately $7.2 million, from a loss of $2.8 million, or -5.1%, for the three months ended May 31, 2012 to a gain of $4.4 million, or 7.7%, for the three months ended May 31, 2013.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

Liquidity and Capital Resources

(Dollars in thousands)	May 31, 2013	February 28, 2013
Working Capital	$150,295	$150,377
Cash	$14,396	$6,232

Working Capital. Our working capital decreased slightly from $150.4 million at February 28, 2013 to $150.3 million at May 31, 2013. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.5 to 1.0 at February 28, 2013 to 4.8 to 1.0 at May 31, 2013. Our current ratio increased primarily because on a percentage basis, our current liabilities decreased by a larger percentage than our current assets, 7.1% and 1.6%, respectively.

	Three months ended May 31,
(Dollars in thousands)	2013	2012
Net Cash provided by operating activities	$21,551	$14,766
Net Cash used in investing activities	$(662)	$(126)
Net Cash used in financing activities	$(12,501)	$(9,561)

Cash flows from operating activities. Cash provided by operating activities increased by $6.8 million from $14.8 million for the three months ended May 31, 2012 to $21.6 million for the three months ended May 31, 2013. Our higher operational profits for the comparable three month period was primarily due to the increase in our net earnings of $4.6 million, from $3.9 million for the three months ended May 31, 2012 to $8.5 million for the three months ended May 31, 2013. In addition, accounts payable and accrued expenses favorably impacted our operational cash flows by $6.7 million, which was offset by an increase in our receivables which negatively impacted our operational cash flows by $4.6 million.

Cash flows from investing activities. Cash used in investing activities increased $0.6 million, from $0.1 million to $0.7 million for the three months ended May 31, 2012 and 2013, respectively. The increase in cash used related to the increase in our capital expenditures for the three month comparable period.

Cash flows from financing activities. We used $12.5 million in cash for financing activities during the quarter, compared to $9.6 million for the same three month period last year, or an increase of $2.9 million. This related primarily to the repayment of an additional $7.5 million of outstanding debt on our credit line from $5.0 million to $12.5 million for the three months ended May 31, 2012 and 2013, respectively. This was offset by the fact that rather than paying the fourth quarter dividends of the previous fiscal year in the first quarter of the following fiscal year as has been customarily done, we paid the dividends in December of last fiscal year. This payment was authorized by the Board of Directors, who at the time believed that with future fiscal and federal tax rate uncertainty, it would be in the best interest of our shareholders to accelerate the dividend payment for the last two quarters of last fiscal year.

Credit Facility. On February 22, 2012, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Facility”) with a group of lenders led by Bank of America, N.A. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.69% at May 31, 2013 and 1.74% at May 31, 2012), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2013, we had $45.0 million of borrowings under the revolving credit line and $4.1 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $100.9 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of May 31, 2013. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2014. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during the fourth quarter of fiscal year 2013. We made contributions of $3.0 million to our Pension Plan during fiscal 2013. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2013, we had an unfunded pension liability recorded on our balance sheet of $9.9 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be below our historical levels of between $4.0 million and $5.0 million, as to date we have spent approximately $0.7 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2013 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, including the outstanding credit facility, totaled $45.0 million at May 31, 2013. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2013 would be approximately $0.5 million.

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

FOR THE PERIOD ENDED MAY 31, 2013

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2013 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended May 31, 2013.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of July 2, 2013, the Company has repurchased 96,000 shares under the repurchase program since its inception at an average price per share of $10.45. No repurchases were made under the repurchase plan during the first quarter ended May 31, 2013. There is a maximum amount of approximately $9.0 million available to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 49 shares of common stock during the three months ended May 31, 2013.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
March 1, 2013 - March 31, 2013	—	$—	—	$8,997,084
April 1, 2013 - April 30, 2013	—	$—	—	$8,997,084
May 1, 2013 - May 31, 2013	—	$—	—	$8,997,084

Total	—	$—	—	$8,997,084

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, filed on July 2, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 2, 2013	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 2, 2013	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, filed on July 2, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.