Form 10-Q
period 2013-08-31
ENNIS, INC.
filed 2013-10-04
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2013

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

As of September 27, 2013, there were 26,221,476 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	August 31,		February 28,
	2013		2013
	(unaudited	)
Assets
Current assets
Cash	$17,681		$6,232
Accounts receivable, net of allowance for doubtful receivables of $3,748 at August 31, 2013 and $3,952 at February 28, 2013	59,080		60,071
Prepaid expenses	6,743		7,425
Prepaid income taxes	1,382		4,170
Inventories	100,576		109,698
Deferred income taxes	5,820		5,820

Total current assets	191,282		193,416
Property, plant and equipment, at cost
Plant, machinery and equipment	155,910		155,093
Land and buildings	78,502		80,438
Other	23,285		23,252

Total property, plant and equipment	257,697		258,783
Less accumulated depreciation	169,913		166,870

Net property, plant and equipment	87,784		91,913

Goodwill	121,809		121,809
Trademarks, net	63,378		63,378
Other intangible assets, net	19,183		20,773
Deferred finance charges, net	447		522
Other assets	3,396		3,481

Total assets	$487,279		$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	August 31,	February 28,
	2013	2013
	(unaudited )
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,495	$22,256
Accrued expenses
Employee compensation and benefits	15,609	17,003
Taxes other than income	1,203	582
Income taxes payable	1,269	621
Other	2,881	2,577

Total current liabilities	43,457	43,039

Long-term debt	35,000	57,500
Liability for pension benefits	10,381	9,341
Deferred income taxes	22,609	23,184
Other liabilities	995	1,012

Total liabilities	112,442	134,076

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2013	75,134	75,134
Additional paid-in capital	121,825	122,186
Retained earnings	265,433	251,713
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(358)	571
Minimum pension liability, net of taxes	(15,474)	(15,474)

Total accumulated other comprehensive income (loss)	(15,832)	(14,903)

Treasury stock	(71,723)	(72,914)

Total shareholders’ equity	374,837	361,216

Total liabilities and shareholders’ equity	$487,279	$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Net sales	$135,288	$138,344	$273,754	$280,872
Cost of goods sold	98,629	104,395	201,300	218,674

Gross profit margin	36,659	33,949	72,454	62,198
Selling, general and administrative	21,083	21,331	43,288	43,357
Gain from disposal of assets	(248)	(5)	(255)	(9)

Income from operations	15,824	12,623	29,421	18,850
Other income (expense)
Interest expense	(216)	(402)	(467)	(871)
Other, net	(53)	(265)	104	85

	(269)	(667)	(363)	(786)

Earnings before income taxes	15,555	11,956	29,058	18,064
Provision for income taxes	5,754	4,364	10,751	6,593

Net earnings	$9,801	$7,592	$18,307	$11,471

Weighted average common shares outstanding
Basic	26,102,129	25,992,505	26,078,188	25,984,188

Diluted	26,128,655	26,011,143	26,098,420	26,003,583

Per share amounts
Net earnings–basic	$0.38	$0.29	$0.70	$0.44

Net earnings–diluted	$0.38	$0.29	$0.70	$0.44

Cash dividends per share	$0.175	$0.175	$0.175	$0.350

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Net earnings	9,801	$7,592	$18,307	$11,471
Foreign currency translation adjustment, net of deferred taxes	(1,079)	1,257	(929)	(850)

Comprehensive income	$8,722	$8,849	$17,378	$10,621

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	August 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$18,307	$11,471
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,752	5,048
Amortization of deferred finance charges	75	75
Amortization of trade names, customer lists, and patent	1,590	1,660
Gain from disposal of assets	(255)	(9)
Bad debt expense	2,198	287
Stock based compensation	786	697
Deferred income taxes	—	2
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,318)	(4,378)
Prepaid expenses	3,327	2,584
Inventories	8,978	20,053
Other assets	85	(30)
Accounts payable and accrued expenses	556	(8,549)
Other liabilities	(17)	(629)
Liability for pension benefits	1,040	1,078

Net cash provided by operating activities	40,104	29,360

Cash flows from investing activities:
Capital expenditures	(2,173)	(862)
Adjustment to purchase price of businesses acquired	—	3,737
Proceeds from disposal of plant and property	969	14

Net cash provided by (used in) investing activities	(1,204)	2,889

Cash flows from financing activities:
Repayment of debt	(22,500)	(20,000)
Dividends	(4,587)	(9,135)
Purchase of treasury stock	(1)	(2)
Proceeds from exercise of stock options	45	26

Net cash used in financing activities	(27,043)	(29,111)

Effect of exchange rate changes on cash	(408)	(343)
Net change in cash	11,449	2,795
Cash at beginning of period	6,232	10,410

Cash at end of period	$17,681	$13,205

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2013 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013, from which the accompanying consolidated balance sheet at February 28, 2013 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

The following table presents the activity in the Company’s allowance for doubtful receivables for the three and six months ended August 31, 2013 and August 31, 2012 (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Balance at beginning of period	$2,707	$4,479	$3,952	$4,403
Bad debt expense	1,099	—	2,198	287
Recoveries	14	13	19	19
Accounts written off	(72)	(82)	(2,421)	(299)

Balance at end of period	$3,748	$4,410	$3,748	$4,410

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2013	2013
Raw material	$14,567	$14,470
Work-in-process	8,230	11,238
Finished goods	77,779	83,990

	$100,576	$109,698

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of August 31, 2013	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	5.9	37,887	19,279	18,608
Noncompete	—	500	500	—
Patent	4.5	773	198	575

Total	5.8	$40,394	$21,211	$19,183

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

4. Goodwill and Other Intangible Assets-continued

As of February 28, 2013	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.4	37,887	17,753	20,134
Noncompete	—	500	500	—
Patent	5.0	773	134	639

Total	6.2	$40,394	$19,621	$20,773

			August 31,	February 28,
			2013	2013
Non-amortizing intangible assets
Trademarks			$63,378	$63,378

Aggregate amortization expense for the six months ended August 31, 2013 and August 31, 2012 was $1.6 million and $1.7 million, respectively.

The Company’s estimated amortization expense for the current and next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2014	$3,180
2015	3,063
2016	3,004
2017	3,004
2018	2,765
2019	2,302

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of February 29, 2012	$47,085	$74,549	$121,634
Goodwill acquired adjustment	175	—	175
Goodwill impairment	—	—	—

Balance as of February 28, 2013	47,260	74,549	121,809
Goodwill acquired	—	—	—
Goodwill impairment	—	—	—

Balance as of August 31, 2013	$47,260	$74,549	$121,809

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2013

5. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2013	February 28, 2013
Accrued taxes	$311	$361
Accrued legal and professional fees	1,044	777
Accrued interest	122	120
Accrued utilities	31	96
Accrued phantom stock obligation	517	467
Accrued acquisition related obligations	164	163
Other accrued expenses	692	593

	$2,881	$2,577

6. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2013	2013
Revolving credit facility	$35,000	$57,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Amendment”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income, commencing with the first quarter ending November 30, 2013. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.25% or 1.43% at August 31, 2013 and 1.98% at August 31, 2012), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31, 2013, the Company had $35.0 million of borrowings under the revolving credit line and $3.0 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $112.0 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of August 31, 2013. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

7. Shareholders’ Equity

Changes in shareholders’ equity accounts for the six months ended August 31, 2013 are as follows (in thousands, except share amounts):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2013	30,053,443	$75,134	$122,186	$251,713	$(14,903)	(4,084,765)	$(72,914)	$361,216
Net earnings	—	—	—	18,307	—	—	—	18,307
Foreign currency translation, net of deferred tax of $575	—	—	—	—	(929)	—	—	(929)
Dividends declared ($.175 per share)	—	—	—	(4,587)	—	—	—	(4,587)
Stock based compensation	—	—	786	—	—	—	—	786
Exercise of stock options and restricted stock grants	—	—	(1,147)	—	—	66,753	1,192	45
Stock repurchases	—	—	—	—	—	(49)	(1)	(1)

Balance August 31, 2013	30,053,443	$75,134	$121,825	$265,433	$(15,832)	(4,018,061)	$(71,723)	$374,837

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last three fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 49 shares of common stock during the six months ended August 31, 2013.

8. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2013, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 862,742 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2013 and August 31, 2012, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.4 million ($0.2 million net of tax), and $0.4 million ($0.2 million net of tax), respectively. For the six months ended August 31, 2013 and August 31, 2012, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.8 million ($0.5 million net of tax), and $0.7 million ($0.4 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

8. Stock Option Plan and Stock Based Compensation

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2013:

			Weighted
	Number of	Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2013	363,000	$15.79	6.4	$421
Granted	36,155	14.05
Terminated	(7,750)	13.30
Exercised	(5,000)	8.94

Outstanding at August 31, 2013	386,405	$15.77	6.3	$881

Exercisable at August 31, 2013	274,194	$15.86	5.4	$626

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2013 and August 31, 2012:

	August 31,
	2013	2012
Expected volatility	30.41%	37.02%
Expected term (years)	3	3
Risk free interest rate	0.35%	0.43%
Dividend yield	4.63%	4.42%
Weighted average grant-date fair value	$1.96	$2.83

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Total cash received	$45	$26	$45	$26
Income tax benefits	—	—	—	—
Total grant-date fair value	8	5	8	5
Intrinsic value	46	17	46	17

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

8. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 28, 2013, and changes during the six months ended August 31, 2013 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2013	169,954	$3.20
New grants	36,155	1.96
Vested	(93,898)	3.08
Forfeited	—	—

Unvested at August 31, 2013	112,211	$2.89

As of August 31, 2013, there was $0.2 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.7 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2013 was $1.7 million.

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2013:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at February 28, 2013	187,048	$16.49
Granted	55,607	14.05
Terminated	—	—
Vested	(61,753)	16.40

Outstanding at August 31, 2013	180,902	$15.77

As of August 31, 2013, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.8 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years. As of August 31, 2013, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.9 million.

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

FOR THE PERIOD ENDED AUGUST 31, 2013

9. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$316	$320	$631	$641
Interest cost	600	601	1,201	1,201
Expected return on plan assets	(873)	(802)	(1,745)	(1,604)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	513	456	1,025	912

Net periodic benefit cost	$520	$539	$1,040	$1,078

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. As a result of the enactment, which effectively raises the discount rates mandated for determining the value of a pension plan’s benefit liability and annual cost of accruals, the Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2014. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2014. The Company contributed $3.0 million to the Pension Plan during fiscal year 2013.

10. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three and six months ended August 31, 2013, 245,520 and 245,520 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and six months ended August 31, 2012, 305,150 and 301,150 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	26,102,129	25,992,505	26,078,188	25,984,188
Effect of dilutive options	26,526	18,638	20,232	19,395

Diluted weighted average common shares outstanding	26,128,655	26,011,143	26,098,420	26,003,583

Per share amounts:
Net earnings – basic	$0.38	$0.29	$0.70	$0.44

Net earnings – diluted	$0.38	$0.29	$0.70	$0.44

Cash dividends	$0.175	$0.175	$0.175	$0.350

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

11. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 58% and 59% of the Company’s consolidated net sales for the three and six months ended August 31, 2013, respectively, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 47 manufacturing locations throughout the United States in 19 strategically located states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™ and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

The Apparel Segment, which accounted for 42% and 41% of the Company’s consolidated net sales for the three and six months ended August 31, 2013, respectively, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and six months ended August 31, 2013 and August 31, 2012 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2013:
Net sales	$78,953	$56,335	$—	$135,288
Depreciation	1,361	962	42	2,365
Amortization of identifiable intangibles	429	366	—	795
Segment earnings (loss) before income tax	13,607	5,901	(3,953)	15,555
Segment assets	159,637	303,450	24,192	487,279
Capital expenditures	874	33	597	1,504

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

11.	Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2012:
Net sales	$86,069	$52,275	$—	$138,344
Depreciation	1,464	946	66	2,476
Amortization of identifiable intangibles	462	366	—	828
Segment earnings (loss) before income tax	14,815	1,047	(3,906)	11,956
Segment assets	173,880	311,718	19,939	505,537
Capital expenditures	710	—	19	729
Six months ended August 31, 2013:
Net sales	$160,392	$113,362	$—	$273,754
Depreciation	2,738	1,932	82	4,752
Amortization of identifiable intangibles	857	733	—	1,590
Segment earnings (loss) before income tax	27,054	10,269	(8,265)	29,058
Segment assets	159,637	303,450	24,192	487,279
Capital expenditures	1,353	183	637	2,173
Six months ended August 31, 2012:
Net sales	$173,368	$107,504	$—	$280,872
Depreciation	3,008	1,901	139	5,048
Amortization of identifiable intangibles	927	733	—	1,660
Segment earnings (loss) before income tax	27,429	(1,774)	(7,591)	18,064
Segment assets	173,880	311,718	19,939	505,537
Capital expenditures	828	—	34	862

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2013:
Net sales to unaffiliated customers
Print Segment	$78,953	$—	$—	$78,953
Apparel Segment	50,717	5,510	108	56,335

	$129,670	$5,510	$108	$135,288

Identifiable long-lived assets
Print Segment	$39,007	$—	$—	$39,007
Apparel Segment	191	46	44,681	44,918
Corporate	3,859	—	—	3,859

	$43,057	$46	$44,681	$87,784

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

11. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended August 31, 2012:
Net sales to unaffiliated customers
Print Segment	$86,069	$—	$—	$86,069
Apparel Segment	46,837	5,246	192	52,275

	$132,906	$5,246	$192	$138,344

Identifiable long-lived assets
Print Segment	$42,505	$—	$—	$42,505
Apparel Segment	146	28	48,152	48,326
Corporate	3,410	—	—	3,410

	$46,061	$28	$48,152	$94,241

Six months ended August 31, 2013:
Net sales to unaffiliated customers
Print Segment	$160,392	$—	$—	$160,392
Apparel Segment	102,419	10,772	171	113,362

	$262,811	$10,772	$171	$273,754

Six months ended August 31, 2012:
Net sales to unaffiliated customers
Print Segment	$173,368	$—	$—	$173,368
Apparel Segment	96,118	10,920	466	107,504

	$269,486	$10,920	$466	$280,872

12. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Six months ended
	August 31,
	2013	2012
Interest paid	$465	$818
Income taxes paid	$7,229	$5,842

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At August 31, 2013, cash balances included $14.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2013

13. Concentrations of Risk-continued

subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At August 31, 2013, the Company had $1.0 million in Canadian and $0.9 million in Mexican bank accounts.

14. Subsequent Events

On September 27, 2013, the Company acquired certain assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The CED assets are comprised of the WISCO envelope brand, which is produced at a now owned facility in Tullahoma, TN., and the National Imprint Corporation (“NIC”) brand, which is produced in a leased facility in Claysburg, PA. WISCO produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors. CED had sales in excess of $40 million for the twelve month period ended December 31, 2013.

On September 30, 2013, the Company acquired the assets of the businesses operating under the trade name of Folder Express for $15 million plus the assumption of certain trade payables. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will continue to operate under the Folder Express brand name.

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Amendment”) with a syndicate of lenders lead by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income, commencing with the first quarter ending November 30, 2013. The Amendment also provides for the consent by the syndicate of lenders, subject to the satisfaction of conditions specified therein, for the acquisition of the CED assets.

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

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 11 of the Notes to the Consolidated Financial Statements beginning on page 16.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

Print Segment

The Print Segment, which represented 58% and 59% of our consolidated net sales for the three and six months ended August 31, 2013, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 47 manufacturing locations throughout the United States in 19 strategically located states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™ and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® brand (which provides presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

Our Print Business Challenges - In our Print Segment, we are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. We face highly competitive conditions in an already over-supplied, price-competitive industry. Our challenges in the Print Segment of our business include the following:

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line. Transforming our product offerings in order to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches, such as the addition of our envelope offerings, healthcare wristbands, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition.

Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand. Due to the limited number of paper mills, paper prices have been and are expected to remain fairly volatile. We have generally been able to pass through increased paper costs, although this can often take several quarters due to the custom nature of our products and/or contractual relationships with some of our customers. We will continue to focus our efforts on effectively managing and controlling our product costs to minimize these effects on our operational results, primarily through the use of forecasting models and production and costing models.

Continued economic uncertainties – Decreased demand due to continued economic uncertainties and intensified price competition resulted in a decline in our revenue during the past several fiscal years above historical averages. We continue to focus on customer retention, expanding our growth targeted products and continuing to develop new market niches.

Apparel Segment

The Apparel Segment represented 42% and 41% of our consolidated net sales for the three and six months ended August 31, 2013, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales, which make up 91% of domestic sales. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

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

Alstyle utilizes a customer-focused internal sales team comprised of twenty-four sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are assigned performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend a majority of their time in the field.

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

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

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

Our Apparel Business Challenges—In our Apparel Segment, our market niche is highly competitive, commodity driven, and is generally dominated by a limited number of companies. While the economic environment improved somewhat in 2011, which led to increased demand for our product during the latter part of fiscal year 2011 and the start of fiscal year 2012, we have seen softness in the market over approximately the last twelve months. We believe the challenges in our Apparel Segment of our business include the following:

Cotton prices – Our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as inventory is sold, which could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, increases or decreases in cotton costs can have a significant impact on the Company’s operational results for many quarters. A reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current cost of cotton and the cost residing in most manufacturers’ finished goods inventories was at historical levels, creating market valuation issues for some and sale side pressure for others. We have locked in the cost of yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. This divergence between the cost of cotton in our finished goods inventory and the current price of cotton is currently in line with historical measurements, and therefore we do not anticipate the price of cotton to have a significant impact on our operational results for the quarters to come, absent some economic disruption, or market abnormalities. We would expect to see continued improvement in our apparel margins as our production levels are increased to meet demand.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, resulting from market softness, economic conditions and the non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our utility services which impacted our manufacturing through-put. However, given the improved cost position of our finished goods inventory and current level of utility services, absent some economic disruption, we expect to increase production during the coming year in concert with demand. This should allow us to realize savings through improved efficiency and utilization gains.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

Continued economic uncertainties – The economic climate in which we operate continues to be volatile and challenging both domestically and internationally. We saw a significant drop in our sales during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. The economic climate for our consumers and our economy in general over the short term and long term remains uncertain.

Cautionary Statements Regarding Forward-Looking Statements

You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. All of the statements in this Report, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Overview.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “ forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

FOR THE PERIOD ENDED AUGUST 31, 2013

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At August 31, 2013, our goodwill and other intangible assets were approximately $121.8 million and $82.6 million, respectively. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. However, we cannot predict the occurrence of future impairments or specific triggering-events, nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.1 million and $6.8 million of revenue were recognized under these agreements during the three and six months ended August 31, 2013, respectively, as compared to $3.0 million and $6.1 million during the three and six months ended August 31, 2012, respectively.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2013 and August 31, 2012.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Earnings—Data (Dollars in thousands)	2013		2012		2013		2012
Net sales	$135,288	100.0%	$138,344	100.0%	$273,754	100.0%	$280,872	100.0%
Cost of goods sold	98,629	72.9	104,395	75.5	201,300	73.5	218,674	77.9

Gross profit margin	36,659	27.1	33,949	24.5	72,454	26.5	62,198	22.1
Selling, general and administrative	21,083	15.6	21,331	15.4	43,288	15.8	43,357	15.4
Gain from disposal of assets	(248)	(0.2)	(5)	—	(255)	(0.1)	(9)	—

Income from operations	15,824	11.7	12,623	9.1	29,421	10.8	18,850	6.7
Other expense, net	(269)	(0.2)	(667)	(0.5)	(363)	(0.1)	(786)	(0.3)

Earnings before income taxes	15,555	11.5	11,956	8.6	29,058	10.7	18,064	6.4
Provision for income taxes	5,754	4.3	4,364	3.1	10,751	4.0	6,593	2.3

Net earnings	$9,801	7.2%	$7,592	5.5%	$18,307	6.7%	$11,471	4.1%

Three months ended August 31, 2013 compared to three months ended August 31, 2012

Net Sales. Our consolidated net sales were $135.3 million for the quarter ended August 31, 2013, compared to $138.3 million for same quarter last year, or a decrease of 2.2%. Print sales declined by 8.1% on a comparable quarter basis, from $86.0 million to $79.0 million. Our apparel sales, on a comparable quarter basis, increased from $52.3 million to $56.3 million, or 7.6%. Our apparel volume was up 12.7% for the period, while its selling price per unit was down 4.9%. As the high priced cotton previously residing in our finished goods inventory has been used up, the current raw material costs are now comparable to current market pricing. This is allowing our apparel segment to be able to be much more competitive in the marketplace this year. Our print sales, on a comparable basis, were impacted by the normal transition loss of business associated with acquired businesses.

Cost of Goods Sold. Our manufacturing costs decreased by $5.8 million from $104.4 million for the three months ended August 31, 2012 to $98.6 million for the three months ended August 31, 2013, or 5.6%. Our consolidated gross profit margin (“margin”) increased from 24.5% to 27.1% for the quarter ended August 31, 2012 and August 31, 2013, respectively. Our print margin decreased slightly from 30.7% to 30.0% on a comparable

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

quarter, but increased 30 basis points on a sequential quarter. Our apparel margin continued to increase on both a comparable and sequential quarter basis, due to lower raw material input costs and improving production levels. Our apparel margin increased 870 basis points on a comparable quarter basis from 14.4% to 23.1% and 280 basis points on a sequential quarter basis.

Selling, general and administrative expense. For the three months ended August 31, 2013, our selling, general and administrative expenses were $21.1 million, or 15.6% of sales, compared to $21.3 million, or 15.4% of sales for the three months ended August 31, 2012. During the period we started to see the benefit of the reduction in redundant selling, general and administrative expenses at acquired plants. However, this benefit was offset by a higher provision for bad debts during both the quarter and period due to the projected losses on two apparel accounts. The impact during the quarter was approximately $1.0 million.

Gain from disposal of assets. The gain from disposal of assets of $248,000 during the quarter related primarily to the sale of our print facility located in San Antonio, Texas, which we shut down during the first quarter of this fiscal year. The gain from disposal of assets of $5,000 for the three months ended August 31, 2012 related to the sale of a vehicle.

Income from operations. Our income from operations for the three months ended August 31, 2013 was $15.8 million or 11.7% of sales, as compared to $12.6 million, or 9.1% of sales for the three months ended August 31, 2012, an increase of $3.2 million, or 25.4%. The increase in our operational earnings related primarily to our increased apparel margin during the quarter.

Other income and expense. Interest expense decreased from $0.4 million for the three months ended August 31, 2012 to $0.2 million for the three months ended August 31, 2013. This was as a result of our average outstanding borrowings being lower during the current quarter when compared to the same quarter last year.

Provision for income taxes. Our effective tax rate was 37.0% for the three months ended August 31, 2013 compared to 36.5% for the three months ended August 31, 2012. The increase in our effective tax rate related primarily to the decrease in the impact associated with our domestic production activity credit due to the transition of our apparel manufacturing from the United States to Mexico.

Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2013 were $9.8 million, or 7.2% of sales, as compared to $7.6 million, or 5.5% of sales for the three months ended August 31, 2012. Our basic earnings per share were $0.38 per share for the three months ended August 31, 2013, as compared to $0.29 per share for the three months ended August 31, 2012. Our diluted earnings per share were $0.38 per share for the three months ended August 31, 2013, as compared to $0.29 per share for the three months ended August 31, 2012.

Six months ended August 31, 2013 compared to six months ended August 31, 2012

Net Sales. For the six month period, our net consolidated sales decreased from $280.9 million to $273.8 million, or 2.5%. Print sales for the six month period were $160.4 million, compared to $173.4 million for the same period last year, a decrease of $13.0 million, or 7.5%. Apparel sales for the six month period were $113.4 million, compared to $107.5 million for the same period last year, or an increase of $5.9 million or 5.5% with volume being up 11.6% and selling price down 6.1%. While the overall apparel market continues to be challenging, both from a pricing and volume perspective, we have seen some pricing stability in the marketplace. In addition, the current pricing position of our finished goods inventory is allowing us to be more competitive in the marketplace this year in comparison to last fiscal year.

Cost of Goods Sold. Our manufacturing costs decreased by $17.4 million from $218.7 million, or 77.9% of sales for the six months ended August 31, 2012 to $201.3 million, or 73.5% of sales for the comparable period this year. Overall our margin increased from 22.1% to 26.5% for the six months ended August 31, 2012 and 2013, respectively. Our print margin increased during the period from 29.3% to 29.9%, while our apparel margin increased from 10.6% to 21.7%, due to the lower raw material costs and improving production levels. The negative impact of higher finished goods costs due to mainly higher raw material input costs that we were dealing with most

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

of last fiscal year is behind us. The current raw material pricing in our apparel finished goods is in line with current market prices. This has allowed us to be more competitive in the marketplace while still maintaining acceptable margins. We continue to expect to see improvement in our apparel margin as their production levels increase, absent some economic/market disruption.

Selling, general and administrative expense. For the six months ended August 31, 2013, our selling, general and administrative expenses remained level at $43.3 million as compared to $43.4 million for the six months ended August 31, 2012. We have completed the installation of our Enterprise Resource Planning (“ERP”) system in each of the acquired Printegra/PrintXcel plants and have started to eliminate some duplicate SG&A costs residing in these plants. However, this benefit was totally offset by the increase in our provision for bad debts which increased by approximately $1.9 million during the period.

Gain from disposal of assets. The gain from disposal of assets of $255,000 for the six months ended August 31, 2013 related primarily to the sale of our print facility located in San Antonio, Texas. The gain from disposal of assets of $9,000 for the six months ended August 31, 2012 resulted from the sale of a vehicle and miscellaneous manufacturing equipment.

Income from operations. Our income from operations for the six months ended August 31, 2013 was $29.4 million, or 10.7% of sales compared to $18.9 million, or 6.7% of sales for the same period last year, or an increase of $10.5 million, or 55.6%. The increase in our operational earnings related primarily to our continued increased apparel margin during the period.

Other income and expense. Our interest expense decreased from $0.9 million for the six months ended August 31, 2012 to $0.5 million for the six months ended August 31, 2013. This was again as a result of our average outstanding borrowings being lower during the period when compared to the same period last year.

Provision for income taxes. Our effective tax rate was 37.0% for the six months ended August 31, 2013 compared to 36.5% for the six months ended August 31, 2012. The increase in our effective tax rate related to a decrease in the impact associated with our domestic production activity credit due to the transition of our apparel manufacturing from the United States to Mexico.

Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2013 were $18.3 million, or 6.7% of sales, compared to $11.5 million, or 4.1% of sales for the six months ended August 31, 2012. Our basic earnings per share for the six months ended August 31, 2013 was $0.70 per share compared to $0.44 per share for the six months ended August 31, 2012. Our diluted earnings per share for the six months ended August 31, 2013 was $0.70 per share compared to $0.44 per share for the six months ended August 31, 2012.

Segment Operating Results

	Three months ended		Six months ended
	August 31,		August 31,
Net Sales by Segment (in thousands)	2013	2012	2013	2012
Print	$78,953	$86,069	$160,392	$173,368
Apparel	56,335	52,275	113,362	107,504

Total	$135,288	$138,344	$273,754	$280,872

Print Segment. Our net print sales, which represented 58% and 59% of our consolidated sales for the three and six months ended August 31, 2013, respectively, were approximately $79.0 million and $160.4 million, respectively, compared to $86.0 million and $173.4 million, for the three and six months August 31, 2012, respectively, a decrease of $7.0 million or 8.1% for the quarter and a decrease of $13.0 million or 7.5% for the period. The decrease in our print sales on a comparable basis related primarily to the following: (i) a continued decline in our traditional long-run business due to a combined transition away from continuous forms and increased competition from major competitors (i.e., R.R. Donnelley, Standard Register, etc.); (ii) fewer sales days; and (iii) normal transition of business loss associated with acquired businesses, either due to pricing (see below), concentration of business, or other factors. In connection with acquired plants, as we implement our ERP system at these plants, we often times experience some sales decline as we are better able to align pricing to market and the value offered to the end use customer. We do feel, however, most of these transitional losses are behind us at this point.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

Apparel Segment. Our net apparel sales, which represented 42% and 41% of our consolidated sales for the three and six months ended August 31, 2013, respectively, were approximately $56.3 million and $113.4 million, respectively, compared to $52.3 million and $107.5 million, for the three and six months August 31, 2012, respectively, an increase of $4.0 million or 7.6% for the quarter and an increase of $5.9 million or 5.5% for the period. The current market remains highly competitive and challenging from a pricing perspective. However, as the current price of cotton in our apparel finished goods inventory is now more in line with market, we have been able to be more competitive on the large volume programs. As a result, our volume increased 12.7% during the quarter, which was offset by a 4.9% decline in our average selling price. For the period, we saw our volume increase by 11.6%, which was offset by a 6.1% decline in average selling price.

	Three months ended		Six months ended
	August 31,		August 31,
Gross Profit by Segment (in thousands)	2013	2012	2013	2012
Print	$23,669	$26,420	$47,896	$50,787
Apparel	12,990	7,529	24,558	11,411

Total	$36,659	$33,949	$72,454	$62,198

Print Segment. Our print gross profit margin for the three and six months ended August 31, 2013 was $23.7 million and $47.9 million, respectively, as compared to $26.4 million and $50.8 million, for the three and six months ended August 31, 2012, respectively. For the quarter, print margin decreased from 30.7% to 30.0% compared to the same quarter last year, but increased sequentially from 29.7% last quarter. For the period, print margin increased from 29.3% to 29.9% compared to the same period last year due to the elimination of duplicate costs by the further integration of our recent acquisitions.

Apparel Segment. Our apparel gross profit margin for the three and six months ended August 31, 2013 was $13.0 million and $24.6 million, respectively, as compared to $7.5 million and $11.4 million, for the three and six months ended August 31, 2012. Sequentially, our apparel margin improved 270 basis points last quarter and 280 basis points this quarter. On a comparable basis, our apparel margin increased 870 basis points and 1,110 basis points for the three and six months, respectively. We expect to continue to see improvement in our apparel margin as our production volume increases, which should result in improved operational efficiencies.

	Three months ended		Six months ended
	August 31,		August 31,
Profit by Segment (in thousands)	2013	2012	2013	2012
Print	$13,607	$14,815	$27,054	$27,429
Apparel	5,901	1,047	10,269	(1,774)

Total	19,508	15,862	37,323	25,655
Less corporate expenses	3,953	3,906	8,265	7,591

Earnings before income taxes	$15,555	$11,956	$29,058	$18,064

Print Segment. Our print profit for the three and six months ended August 31, 2013 was $13.6 million and $27.1 million, respectively, as compared to $14.8 million and $27.4 million for the three and six months ended August 31, 2012, respectively. As a percent of sales, our print profits remained level at 17.2% for the comparable quarters and increased from15.8% to 16.9% for the comparable periods.

Apparel Segment. As a result of the increase in our apparel sales and margin, our apparel profit increased approximately $4.9 million, from $1.0 million, or 2.0% of sales for the three months ended August 31, 2012 to $5.9 million, or 10.5% of sales for the three months ended August 31, 2013. Our apparel profit increased approximately $12.1 million, from ($1.8) million, or (1.7%) of sales for the six months ended August 31, 2012 to $10.3 million, or 9.1% of sales for the six months ended August 31, 2013.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

Liquidity and Capital Resources

	August 31,	February 28,
(Dollars in thousands)	2013	2013
Working Capital	$147,825	$150,377
Cash	$17,681	$6,232

Working Capital. Our working capital decreased from $150.4 million at February 28, 2013 to $147.8 million at August 31, 2013. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased slightly from 4.5 to 1.0 at February 28, 2013 to 4.4 to 1.0 at August 31, 2013. Both the decline in our working capital and current ratio related to the use of working capital to pay-down long-term liabilities. As a result our debt-to-equity ratio (long-term debt/equity) decreased from 15.9% at February 28, 2013 to 9.3% at August 31, 2013.

	Six months ended August 31,
(Dollars in thousands)	2013	2012
Net Cash provided by operating activities	$40,104	$29,360
Net Cash provided by (used in) investing activities	$(1,204)	$2,889
Net Cash used in financing activities	$(27,043)	$(29,111)

Cash flows from operating activities. Cash provided by operating activities increased by $10.7 million from $29.4 million for the six months ended August 31, 2012 to $40.1 million for the six months ended August 31, 2013. Our higher operational cash flows for the comparable six month period was primarily due to the increase in our net earnings of $6.8 million, from $11.5 million for the six months ended August 31, 2012 to $18.3 million for the six months ended August 31, 2013. In addition, accounts payable and accrued expenses favorably impacted our operational cash flows by $9.1 million, accounts receivable by $3.1 million and prepaid expenses by $0.7 million. These items were offset by less cash being provided by our inventory this period, due to an increase in our apparel inventory in connection with increased demand.

Cash flows from investing activities. Cash provided by (used in) investing activities decreased $4.1 million, from $2.9 million provided by investing activities to $1.2 million used in investing activities for the six months ended August 31, 2012 and 2013, respectively. The increase in cash used related to an increase in capital expenditures of $1.3 million less approximately $1.0 million provided by the disposal of property. In addition, last year we had an adjustment to the purchase price of an acquisition which provided an additional $3.7 million in cash.

Cash flows from financing activities. We used $27.0 million in cash for financing activities during the current period, compared to $29.1 million for the same six month period last year, or a decrease of $2.1 million. We used $2.5 million more in cash this period to repay debt and $4.5 million less in cash to pay dividends than during the same period last year. The reduction in the payment of dividends this year was due to the action taken by the Board last year. The Board felt with federal tax rate uncertainties it was in the best interest of the shareholders of the Corporation to pay the normal January and May dividends in December of last year.

Credit Facility. On September 13, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income, commencing with the first quarter ending November 30, 2013. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.25% or 1.43% at August 31, 2013 and 1.98% at August 31, 2012), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31, 2013, we had $35.0 million of borrowings under the revolving credit line and $3.0 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $112.0 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of August 31, 2013. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2014. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2014. We made contributions of $3.0 million to our Pension Plan during fiscal 2013. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2013, we had an unfunded pension liability recorded on our balance sheet of $10.4 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $2.2 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2013 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $35.0 million at August 31, 2013. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2013 would be approximately $0.4 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2013 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended August 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million,

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

bringing the total to $10.0 million. As of October 4, 2013, the Company has repurchased 96,000 shares under the repurchase program since its inception at an average price per share of $10.45. No repurchases were made under the repurchase plan during the second quarter ended August 31, 2013. There is a maximum amount of approximately $9.0 million available to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 49 shares of common stock during the six months ended August 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
June 1, 2013 - June 30, 2013	—	$—	—	$8,997,084
July 1, 2013 - July 31, 2013	—	$—	—	$8,997,084
August 1, 2013 - August 31, 2013	—	$—	—	$8,997,084

Total	—	$—	—	$8,997,084

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, filed on October 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 4, 2013	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 4, 2013	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, filed on October 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.***

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.