Form 10-Q
period 2013-11-30
ENNIS, INC.
filed 2014-01-03
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2013

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

As of December 27, 2013, there were 26,226,476 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	November 30, 2013		February 28, 2013
	(unaudited	)
Assets
Current assets
Cash	$8,516		$6,232
Accounts receivable, net of allowance for doubtful receivables of $3,891 at November 30, 2013 and $3,952 at February 28, 2013	61,770		60,071
Prepaid expenses	7,494		7,425
Prepaid income taxes	1,648		4,170
Inventories	121,793		109,698
Deferred income taxes	5,820		5,820

Total current assets	207,041		193,416
Property, plant and equipment, at cost
Plant, machinery and equipment	160,619		155,093
Land and buildings	81,630		80,438
Other	23,461		23,252

Total property, plant and equipment	265,710		258,783
Less accumulated depreciation	171,714		166,870

Net property, plant and equipment	93,996		91,913

Goodwill	145,673		121,809
Trademarks and trade names	68,498		63,378
Other intangible assets, net	38,608		20,773
Deferred finance charges, net	410		522
Other assets	3,371		3,481

Total assets	$557,597		$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	November 30, 2013	February 28, 2013
	(unaudited )
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,991	$22,256
Accrued expenses
Employee compensation and benefits	17,393	17,470
Taxes other than income	463	582
Income taxes payable	1,641	621
Other	2,716	2,110

Total current liabilities	47,204	43,039

Long-term debt	95,500	57,500
Liability for pension benefits	10,902	9,341
Deferred income taxes	22,760	23,184
Other liabilities	973	1,012

Total liabilities	177,339	134,076

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2013	75,134	75,134
Additional paid-in capital	122,153	122,186
Retained earnings	270,194	251,713
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(114)	571
Minimum pension liability, net of taxes	(15,474)	(15,474)

Total accumulated other comprehensive income (loss)	(15,588)	(14,903)

Treasury stock	(71,635)	(72,914)

Total shareholders’ equity	380,258	361,216

Total liabilities and shareholders’ equity	$557,597	$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Net sales	$136,550	$128,996	$410,304	$409,868
Cost of goods sold	98,791	98,385	300,091	317,059

Gross profit margin	37,759	30,611	110,213	92,809
Selling, general and administrative	22,340	20,591	65,628	63,948
(Gain) loss from disposal of assets	(15)	3	(270)	(6)

Income from operations	15,434	10,017	44,855	28,867
Other income (expense)
Interest expense	(342)	(335)	(809)	(1,206)
Other, net	(253)	(182)	(149)	(97)

	(595)	(517)	(958)	(1,303)

Earnings before income taxes	14,839	9,500	43,897	27,564
Provision for income taxes	5,490	3,330	16,241	9,923

Net earnings	$9,349	$6,170	$27,656	$17,641

Weighted average common shares outstanding
Basic	26,126,437	26,025,072	26,107,307	26,011,692

Diluted	26,156,861	26,045,883	26,129,849	26,031,738

Per share amounts
Net earnings–basic	$0.36	$0.24	$1.06	$0.68

Net earnings–diluted	$0.36	$0.24	$1.06	$0.68

Cash dividends per share	$0.175	$0.175	$0.350	$0.525

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Net earnings	$9,349	$6,170	$27,656	$17,641
Foreign currency translation adjustment, net of deferred taxes	244	384	(685)	(466)

Comprehensive income	$9,593	$6,554	$26,971	$17,175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended November 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$27,656	$17,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,266	7,518
Amortization of deferred finance charges	112	112
Amortization of trade names, customer lists, and patent	2,815	2,483
Gain from disposal of assets	(270)	(6)
Bad debt expense	2,816	287
Stock based compensation	1,159	1,078
Deferred income taxes	(1)	1
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	124	1,191
Prepaid expenses	2,707	517
Inventories	(7,836)	18,753
Other assets	110	(53)
Accounts payable and accrued expenses	391	(10,145)
Other liabilities	(39)	(359)
Liability for pension benefits	1,561	1,617

Net cash provided by operating activities	38,571	40,635

Cash flows from investing activities:
Capital expenditures	(4,043)	(1,725)
Purchase of businesses, net of cash acquired	(61,857)	—
Adjustment to purchase price of businesses acquired	—	3,737
Proceeds from disposal of plant and property	988	18

Net cash provided by (used in) investing activities	(64,912)	2,030

Cash flows from financing activities:
Borrowings on debt	63,000	—
Repayment of debt	(25,000)	(30,000)
Dividends	(9,175)	(13,711)
Purchase of treasury stock	(2)	(2)
Proceeds from exercise of stock options	89	35

Net cash provided by (used in) financing activities	28,912	(43,678)

Effect of exchange rate changes on cash	(287)	(163)
Net change in cash	2,284	(1,176)
Cash at beginning of period	6,232	10,410

Cash at end of period	$8,516	$9,234

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2013 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013, from which the accompanying consolidated balance sheet at February 28, 2013 was derived. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

The following table presents the activity in the Company’s allowance for doubtful receivables for the three and nine months ended November 30, 2013 and November 30, 2012 (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Balance at beginning of period	$3,748	$4,410	$3,952	$4,403
Bad debt expense	618	—	2,816	287
Recoveries	9	5	28	24
Accounts written off	(484)	(732)	(2,905)	(1,031)

Balance at end of period	$3,891	$3,683	$3,891	$3,683

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30, 2013	February 28, 2013
Raw material	$18,417	$14,470
Work-in-process	12,864	11,238
Finished goods	90,512	83,990

	$121,793	$109,698

4. Acquisitions

On September 27, 2013, the Company acquired the assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The CED assets are comprised of the WISCO Envelopes® (“WISCO”) brand, which is produced at an owned facility in Tullahoma, TN, and the National Imprint Corporation (“National Imprint®”, “NIC”) brand, which is produced in a leased facility in Claysburg, PA. WISCO produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors and will continue to be operated under the WISCO and NIC brand names at their respective locations. WISCO and NIC had sales in excess of $40 million for the twelve month period ended December 31, 2012. The acquisition expanded and strengthened the envelope product line for the Company.

The following is a summary of the preliminary purchase price allocations for WISCO and NIC (in thousands):

Accounts receivable	$3,331
Inventories	2,391
Other assets	375
Property, plant & equipment	4,901
Customer lists	16,800
Trade names	3,600
Goodwill	19,219
Accounts payable and accrued liabilities	(3,367)

$47,250

On September 30, 2013, the Company acquired the assets of the businesses operating under the trade name of Folder Express® from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will continue to operate under the Folder Express and related brand names. The acquisition expands the Company’s geographic presence in folder products.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

4. Acquisitions-continued

The following is a summary of the preliminary purchase price allocations for Folder Express (in thousands):

Accounts receivable	$1,171
Inventories	2,102
Other assets	195
Property, plant & equipment	1,617
Customer lists	3,850
Trade name	1,520
Goodwill	4,645
Accounts payable and accrued liabilities	(493)

$14,607

The results of operations for WISCO, NIC and Folder Express are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all operations had been acquired as of March 1, 2012, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Pro forma net sales	$141,758	$144,260	$446,762	$455,659
Pro forma net earnings	9,747	8,087	30,439	23,393
Pro forma earnings per share - diluted	0.37	0.31	1.16	0.90

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 10 years). Trademarks and trade names with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

5. Goodwill and Other Intangible Assets-continued

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of November 30, 2013	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	7.2	58,537	20,472	38,065
Patent	4.2	773	230	543

Total	7.2	$60,544	$21,936	$38,608

As of February 28, 2013
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.4	37,887	17,753	20,134
Patent	5.0	773	134	639

Total	6.2	$39,894	$19,121	$20,773

			November 30, 2013	February 28, 2013
Non-amortizing intangible assets
Trademarks and trade names			$68,498	$63,378

Aggregate amortization expense for the nine months ended November 30, 2013 and November 30, 2012 was $2.8 million and $2.5 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2015	5,644
2016	5,586
2017	5,586
2018	5,347
2019	4,884

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

5. Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print Segment Total	Apparel Segment Total	Total
Balance as of February 29, 2012	$47,085	$74,549	$121,634
Goodwill acquired adjustment	175	—	175
Goodwill impairment	—	—	—

Balance as of February 28, 2013	47,260	74,549	121,809
Goodwill acquired	23,864	—	23,864
Goodwill impairment	—	—	—

Balance as of November 30, 2013	$71,124	$74,549	$145,673

During the fiscal year ended February 28, 2013, an adjustment of $0.2 million reflects a revised estimate in accounts receivable, inventories, accrued expenses, and property, plant and equipment, net of adjustment to the purchase price, related to the acquisition of PrintXcel and Printegra assets from Cenveo Corporation (“Cenveo”) and its subsidiaries. During the nine months ended November 30, 2013, $23.9 million was added to goodwill related to the acquisition of the WISCO, NIC and Folder Express assets.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2013	February 28, 2013
Accrued taxes	$344	$361
Accrued legal and professional fees	1,072	777
Accrued interest	155	120
Accrued utilities	124	96
Accrued acquisition related obligations	158	163
Other accrued expenses	863	593

	$2,716	$2,110

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30, 2013	February 28, 2013
Revolving credit facility	$95,500	$57,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Amendment”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income, commencing with the first quarter ending November 30, 2013. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.25% or 1.49% at November 30, 2013 and 1.7%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

7. Long-Term Debt-continued

at November 30, 2012), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of November 30, 2013, the Company had $95.5 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $51.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of November 30, 2013. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the nine months ended November 30, 2013 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2013	30,053,443	$75,134	$122,186	$251,713	$(14,903)	(4,084,765)	$(72,914)	$361,216
Net earnings	—	—	—	27,656	—	—	—	27,656
Foreign currency translation, net of deferred tax of $424	—	—	—	—	(685)	—	—	(685)
Dividends declared ($.35 per share)	—	—	—	(9,175)	—	—	—	(9,175)
Stock based compensation	—	—	1,159	—	—	—	—	1,159
Exercise of stock options and restricted stock grants	—	—	(1,192)	—	—	71,753	1,281	89
Stock repurchases	—	—	—	—	—	(112)	(2)	(2)

Balance November 30, 2013	30,053,443	$75,134	$122,153	$270,194	$(15,588)	(4,013,124)	$(71,635)	$380,258

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. While no shares have been repurchased during the last three fiscal years or during the current fiscal year under the program, there have been a total of 96,000 shares of common stock that have been purchased under the repurchase program since its inception at an average price per share of $10.45. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million. Unrelated to the stock repurchase program, the Company purchased 112 shares of common stock during the nine months ended November 30, 2013.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2013, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 862,742 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2013. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

9. Stock Option Plan and Stock Based Compensation-continued

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2013 and November 30, 2012, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.4 million ($0.2 million net of tax), and $0.4 million ($0.3 million net of tax), respectively. For the nine months ended November 30, 2013 and November 30, 2012, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.2 million ($0.7 million net of tax), and $1.1 million ($0.7 million net of tax), respectively.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2013:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at February 28, 2013	363,000	$15.79	6.4	$421
Granted	36,155	14.05
Terminated	(7,750)	13.30
Exercised	(10,000)	8.94

Outstanding at November 30, 2013	381,405	$15.86	6.1	$1,055

Exercisable at November 30, 2013	269,194	$15.99	5.1	$717

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2013 and November 30, 2012:

	November 30,
	2013	2012
Expected volatility	30.41%	37.02%
Expected term (years)	3	3
Risk free interest rate	0.35%	0.43%
Dividend yield	4.63%	4.42%
Weighted average grant-date fair value	$1.96	$2.83

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Total cash received	$44	$9	$89	$35
Income tax benefits	—	—	—	—
Total grant-date fair value	8	1	16	6
Intrinsic value	44	6	90	23

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

9. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 28, 2013, and changes during the nine months ended November 30, 2013 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 28, 2013	169,954	$3.20
New grants	36,155	1.96
Vested	(93,898)	3.08
Forfeited	—	—

Unvested at November 30, 2013	112,211	$2.89

As of November 30, 2013, there was $0.2 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.5 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2013 was $1.7 million.

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2013	187,048	$16.49
Granted	55,607	14.05
Terminated	—	—
Vested	(61,753)	16.40

Outstanding at November 30, 2013	180,902	$15.77

As of November 30, 2013, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.3 years. As of November 30, 2013, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.9 million.

10. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 8% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

10. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$315	$322	$946	$963
Interest cost	601	600	1,802	1,801
Expected return on plan assets	(872)	(802)	(2,617)	(2,406)
Amortization of:
Prior service cost	(37)	(37)	(109)	(109)
Unrecognized net loss	514	456	1,539	1,368

Net periodic benefit cost	$521	$539	$1,561	$1,617

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

For the three and nine months ended November 30, 2013, 172,543 and 172,543 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and nine months ended November 30, 2012, 301,150 and 301,150 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended November 30,		Nine months ended November 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	26,126,437	26,025,072	26,107,307	26,011,692
Effect of dilutive options	30,424	20,811	22,542	20,046

Diluted weighted average common shares outstanding	26,156,861	26,045,883	26,129,849	26,031,738

Per share amounts:
Net earnings – basic	$0.36	$0.24	$1.06	$0.68

Net earnings – diluted	$0.36	$0.24	$1.06	$0.68

Cash dividends	$0.175	$0.175	$0.350	$0.525

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 66% and 61% of the Company’s consolidated net sales for the three and nine months ended November 30, 2013, respectively, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 21 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™, and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics®, Wisco Envelopes® and National Imprint® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies. Assets in this segment increased in 2013 primarily as a result of the Company’s acquisition of WISCO, NIC and Folder Express.

The Apparel Segment, which accounted for 34% and 39% of the Company’s consolidated net sales for the three and nine months ended November 30, 2013, respectively, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and nine months ended November 30, 2013 and November 30, 2012 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended November 30, 2013:
Net sales	$89,671	$46,879	$—	$136,550
Depreciation	1,502	956	56	2,514
Amortization of identifiable intangibles	858	367	—	1,225
Segment earnings (loss) before income tax	16,040	3,014	(4,215)	14,839
Segment assets	224,233	317,314	16,050	557,597
Capital expenditures	1,002	850	18	1,870

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

12.	Segment Information and Geographic Information-continued

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended November 30, 2012:
Net sales	$81,548	$47,448	$—	$128,996
Depreciation	1,447	960	63	2,470
Amortization of identifiable intangibles	456	367	—	823
Segment earnings (loss) before income tax	12,999	837	(4,336)	9,500
Segment assets	166,221	313,052	18,234	497,507
Capital expenditures	863	—	—	863
Nine months ended November 30, 2013:
Net sales	$250,063	$160,241	$—	$410,304
Depreciation	4,240	2,888	138	7,266
Amortization of identifiable intangibles	1,715	1,100	—	2,815
Segment earnings (loss) before income tax	43,094	13,283	(12,480)	43,897
Segment assets	224,233	317,314	16,050	557,597
Capital expenditures	2,355	1,033	655	4,043
Nine months ended November 30, 2012:
Net sales	$254,916	$154,952	$—	$409,868
Depreciation	4,455	2,861	202	7,518
Amortization of identifiable intangibles	1,383	1,100	—	2,483
Segment earnings (loss) before income tax	40,428	(937)	(11,927)	27,564
Segment assets	166,221	313,052	18,234	497,507
Capital expenditures	1,691	—	34	1,725

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended November 30, 2013:
Net sales to unaffiliated customers
Print Segment	$89,671	$—	$—	$89,671
Apparel Segment	42,157	4,567	155	46,879

	$131,828	$4,567	$155	$136,550

Identifiable long-lived assets
Print Segment	$45,022	$—	$—	$45,022
Apparel Segment	168	44	44,941	45,153
Corporate	3,821	—	—	3,821

	$49,011	$44	$44,941	$93,996

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

12. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended November 30, 2012:
Net sales to unaffiliated customers
Print Segment	$81,548	$—	$—	$81,548
Apparel Segment	43,408	3,837	203	47,448

	$124,956	$3,837	$203	$128,996

Identifiable long-lived assets
Print Segment	$41,855	$—	$—	$41,855
Apparel Segment	169	27	47,747	47,943
Corporate	3,349	—	—	3,349

	$45,373	$27	$47,747	$93,147

Nine months ended November 30, 2013:
Net sales to unaffiliated customers
Print Segment	$250,063	$—	$—	$250,063
Apparel Segment	144,576	15,339	326	160,241

	$394,639	$15,339	$326	$410,304

Nine months ended November 30, 2012:
Net sales to unaffiliated customers
Print Segment	$254,916	$—	$—	$254,916
Apparel Segment	139,526	14,757	669	154,952

	$394,442	$14,757	$669	$409,868

13. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended November 30,
	2013	2012
Interest paid	$774	$1,146
Income taxes paid	$12,535	$10,240

14. Concentrations of Risk

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At November 30, 2013, cash balances included $4.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

14. Concentrations of Risk-continued

subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At November 30, 2013, the Company had $0.9 million in Canadian and $0.9 million in Mexican bank accounts.

15. Subsequent Events

On December 20, 2013, the Board of Directors of the Company declared a 17  1/2 cents a share quarterly dividend to be payable on January 31, 2014 to shareholders of record on January 6, 2014.

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

On September 27, 2013, we acquired the assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The CED assets are comprised of the WISCO envelope brand, which is produced at an owned facility in Tullahoma, TN, and the National Imprint Corporation (“NIC”) brand, which is produced in a leased facility in Claysburg, PA. WISCO produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors and will continue to be operated under the WISCO and NIC brand names at their respective locations. WISCO and NIC had sales in excess of $40 million for the twelve month period ended December 31, 2012.

On September 30, 2013, we acquired the assets of the businesses operating under the trade name of Folder Express from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will continue to operate under the Folder Express and other brand names.

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 12 of the Notes to the Consolidated Financial Statements beginning on page 17.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Print Segment

The Print Segment, which represented 66% and 61% of our consolidated net sales for the three and nine months ended November 30, 2013, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing locations throughout the United States in 21 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™, and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics®, Wisco Envelopes® and National Imprint® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

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

Apparel Segment

The Apparel Segment represented 34% and 39% of our consolidated net sales for the three and nine months ended November 30, 2013, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 99% of Alstyle’s revenues are derived from t-shirt sales and approximately 91% of their sales are sold domestically. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

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

Alstyle utilizes a customer-focused internal sales team comprised of twenty-five sales representatives assigned to specific geographic territories in the United States, Canada, and Mexico. Sales representatives are assigned performance objectives for their respective territories and are provided financial incentives for achievement of their target objectives. Sales representatives are responsible for developing business with large accounts and spend a majority of their time in the field.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2013

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 54% of our cotton and yarn from one supplier.

Our Apparel Business Challenges—In our Apparel Segment, our market niche is highly competitive, commodity driven, and is generally dominated by a limited number of companies. While the economic environment improved somewhat in 2011, which led to increased demand for our product during the latter part of fiscal year 2011 and the start of fiscal year 2012, since then we have continued to see market softness. We believe the challenges in our Apparel Segment of our business include the following:

Cotton prices – Our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as inventory is sold, which could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, increases or decreases in cotton costs can have a significant impact on the Company’s operational results for many quarters. A reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current cost of cotton and the cost residing in most manufacturers’ finished goods inventories was at historical levels, creating market valuation issues for some and sale side pressure for others. We lock in the cost of yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. The divergence between the cost of cotton in our finished goods inventory and the current price of cotton is now in line with historical measurements, and therefore we do not anticipate the price of cotton to have a significant impact on our operational results for the quarters to come, absent some economic disruption, or market abnormalities.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, resulting from market softness, economic conditions and the previous non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our utility services which impacted our manufacturing through-put. However, given the improved cost position of our finished goods inventory and current level of utility services, and absent some economic disruption, we do not expect any obstacles to increasing production levels to coincide with increases in demand. We continue to see steady improvement in both our efficiency and utilization gains as our production levels increase.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Continued economic uncertainties – The economic climate in which we operate continues to be volatile and challenging both domestically and internationally. While the domestic economy has recovered, the recovery has not been as broad based as recoveries in the past. Unemployment still remains high, and disposable income of the majority of the population remains restrained. We saw a significant drop in our sales during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. During fiscal year 2013 the marketplace continued to be extremely competitive, with prices being driven lower as manufacturers tried to maintain certain volume levels. Whether or not this extremely competitive marketplace will continue throughout all of next fiscal year is unknown. However, whichever direction the market may take, we feel we are better positioned today than in the past, given the improved operational efficiency at the Agua Prieta facility and the current cost of our finished goods inventory, to not only weather the storm in the event of a downturn, but to potentially make some gains.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2013

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At November 30, 2013, our goodwill and other intangible assets were approximately $145.7 million and $107.1 million, respectively. Management will complete its annual impairment analysis during the 4th quarter of this fiscal year. We cannot predict the occurrence of future impairments or specific triggering-events, nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.6 million and $10.4 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2013, respectively, as compared to $3.1 million and $9.2 million during the three and nine months ended November 30, 2012, respectively.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2013

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and nine months ended November 30, 2013 and November 30, 2012.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Earnings—Data (Dollars in thousands)	2013		2012		2013		2012
Net sales	$136,550	100.0%	$128,996	100.0%	$410,304	100.0%	$409,868	100.0%
Cost of goods sold	98,791	72.3	98,385	76.3	300,091	73.1	317,059	77.4

Gross profit margin	37,759	27.7	30,611	23.7	110,213	26.9	92,809	22.6
Selling, general and administrative	22,340	16.4	20,591	15.9	65,628	16.0	63,948	15.6
(Gain) loss from disposal of assets	(15)	—	3	—	(270)	(0.1)	(6)	—

Income from operations	15,434	11.3	10,017	7.8	44,855	11.0	28,867	7.0
Other expense, net	(595)	(0.4)	(517)	(0.4)	(958)	(0.2)	(1,303)	(0.3)

Earnings before income taxes	14,839	10.9	9,500	7.4	43,897	10.8	27,564	6.7
Provision for income taxes	5,490	4.1	3,330	2.6	16,241	4.1	9,923	2.4

Net earnings	$9,349	6.8%	$6,170	4.8%	$27,656	6.7%	$17,641	4.3%

Three months ended November 30, 2013 compared to three months ended November 30, 2012

Net Sales. Our consolidated net sales were $136.6 million for the quarter ended November 30, 2013, compared to $129.0 million for same quarter last year, or an increase of 5.9%. Print sales increased by 10.1% on a comparable quarter basis, from $81.5 million to $89.7 million. Our apparel sales, on a comparable quarter basis, declined slightly from $47.4 million to $46.9 million, or 1.1%. Our apparel volume was up 5.5% for the period, while its selling price per unit was down 6.6%. While our apparel’s current finished goods inventory pricing is allowing us to be able to be much more competitive, the retail market this year continues to be extremely challenging from both a volume and pricing perspective. Our print sales, on a comparable basis, increased as a result of our acquisitions this quarter, which added $9.4 million to revenues for the quarter.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Cost of Goods Sold. Our manufacturing costs increased by $0.4 million from $98.4 million for the three months ended November 30, 2012 to $98.8 million for the three months ended November 30, 2013, or 0.4%. Our consolidated gross profit margin (“margin”) increased from 23.7% to 27.7% for the quarter ended November 30, 2012 and November 30, 2013, respectively. Print margin increased from 28.7% to 30.8% on a comparable quarter, an increase of 210 basis points, due to lower raw material input costs and improved operational efficiencies. Apparel margin increased 650 basis points on a comparable quarter basis from 15.2% to 21.7% due to lower raw material input costs and improved operational efficiencies due to higher production levels.

Selling, general and administrative expense. For the three months ended November 30, 2013, our selling, general and administrative expenses were $22.3 million, or 16.4% of sales, compared to $20.6 million, or 15.9% of sales for the three months ended November 30, 2012. During the period we saw an increase in selling, general and administrative expenses of $1.7 million (of which $1.2 million related to our recent acquisitions and of which $0.5 million related to an increase in our bad debt expense).

Gain from disposal of assets. The gain of $15,000 during the current quarter and the loss of $3,000 during the comparable quarter last year related primarily to the sale of miscellaneous manufacturing equipment.

Income from operations. Our income from operations for the three months ended November 30, 2013 was $15.4 million or 11.3% of sales, as compared to $10.1 million, or 7.8% of sales for the three months ended November 30, 2012, an increase of $5.3 million, or 52.5%. The increase in our operational earnings related primarily to both the improved operating performance of both our segments and to favorable impact associated with the acquisitions that were completed during the current quarter.

Other income and expense. Interest expense remained level at $0.3 million for the three months ended November 30, 2012 and November 30, 2013. Although our debt was higher at the end of the current quarter, our average outstanding borrowings during the current quarter were comparable to the same quarter last year and our average borrowing cost was slightly less than last year.

Provision for income taxes. Our effective tax rate was 37.0% for the three months ended November 30, 2013 compared to 35.1% for the three months ended November 30, 2012. The increase in our effective tax rate related primarily to the decrease in the impact associated with our domestic production activity credit due to the transition of our apparel manufacturing from the United States to Mexico and an increase in our effective state tax rate.

Net earnings. Due to the above factors, our net earnings for the three months ended November 30, 2013 were $9.3 million, or 6.8% of sales, as compared to $6.2 million, or 4.8% of sales for the three months ended November 30, 2012. Our basic earnings per share were $0.36 per share for the three months ended November 30, 2013, as compared to $0.24 per share for the three months ended November 30, 2012. Our diluted earnings per share were $0.36 per share for the three months ended November 30, 2013, as compared to $0.24 per share for the three months ended November 30, 2012. The acquisitions completed during the current quarter added approximately $0.04 to our basic and diluted earnings per share.

Nine months ended November 30, 2013 compared to nine months ended November 30, 2012

Net Sales. For the nine month period, our net consolidated sales increased slightly from $409.9 million to $410.3 million, or 0.1%. Print sales for the nine month period were $250.1 million, compared to $254.9 million for the same period last year, a decrease of $4.8 million, or 1.9%. Apparel sales for the nine month period were $160.2 million, compared to $155.0 million for the same period last year, or an increase of $5.2 million or 3.4%. While our apparel volume for the period was up almost 10%, this increase was offset by a 6.4% decrease in selling price. The overall apparel market continues to be challenging, both from a pricing and volume perspective. While the current costs within our finished goods inventory is allowing us to be much more competitive this year, competitor discounting, while prevalent in the past, seemed to be even more prevalent during the current quarter. Whether this will continue into our next quarter and fiscal year is unknown at this time.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Cost of Goods Sold. Our manufacturing costs decreased by $17.0 million from $317.1 million, or 77.4% of sales for the nine months ended November 30, 2012 to $300.1 million, or 73.1% of sales for the comparable period this year. Overall our margin increased from 22.6% to 26.9% for the nine months ended November 30, 2012 and 2013, respectively. Our print margin increased during the period from 29.1% to 30.2%, due to lower input costs and improved operational efficiencies, while our apparel margin increased from 12.0% to 21.7%, due to the lower raw material costs and improving production levels. The negative impact of higher finished goods costs due to mainly higher raw material input costs that we were dealing with most of last fiscal year is behind us. The current raw material pricing in our apparel finished goods is in line with current market prices. This has allowed us to be more competitive in the marketplace while still maintaining acceptable margins. We continue to expect to see improvement in our apparel margin as their production levels increase, absent selling price impacts and some economic/market disruptions.

Selling, general and administrative expense. For the nine months ended November 30, 2013, our selling, general and administrative expenses were $65.6 million as compared to $63.9 million for the nine months ended November 30, 2012, an increase of $1.7 million, $1.2 million of which related to our recent acquisitions. We have completed the installation of our Enterprise Resource Planning (“ERP”) system in each of the acquired Printegra/PrintXcel plants and have started to eliminate some duplicate costs residing in these plants. In addition, these expenses are higher this year due to an increase in our bad debt expense. In connection with the bankruptcy of several apparel accounts this year, we increased our bad debt expense by $2.5 million over the comparable period last year.

Gain from disposal of assets. The gain from disposal of assets of $270,000 for the nine months ended November 30, 2013 related primarily to the sale of our print facility located in San Antonio, Texas as well as the sale of miscellaneous manufacturing equipment. The gain from disposal of assets of $6,000 for the nine months ended November 30, 2012 resulted from the sale of a vehicle and miscellaneous manufacturing equipment.

Income from operations. Our income from operations for the nine months ended November 30, 2013 was $44.9 million, or 11.0% of sales compared to $28.9 million, or 7.0% of sales for the same period last year, or an increase of $16.0 million, or 55.4%. The increase in our operational earnings related primarily to the improved operational performance of both of our segments.

Other income and expense. Our interest expense decreased from $1.2 million for the nine months ended November 30, 2012 to $0.8 million for the nine months ended November 30, 2013. This was as a result of our average outstanding borrowings being lower during the period when compared to the same period last year.

Provision for income taxes. Our effective tax rate was 37.0% for the nine months ended November 30, 2013 compared to 36.0% for the nine months ended November 30, 2012. The increase in our effective tax rate related to a decrease in the impact associated with our domestic production activity credit due to the transition of our apparel manufacturing from the United States to Mexico and an increase in our effective state tax rate.

Net earnings. Due to the above factors, our net earnings for the nine months ended November 30, 2013 were $27.7 million, or 6.7% of sales, compared to $17.6 million, or 4.3% of sales for the nine months ended November 30, 2012. Our basic earnings per share for the nine months ended November 30, 2013 was $1.06 per share compared to $0.68 per share for the nine months ended November 30, 2012. Our diluted earnings per share for the nine months ended November 30, 2013 was $1.06 per share compared to $0.68 per share for the nine months ended November 30, 2012.

Segment Operating Results

	Three months ended		Nine months ended
	November 30,		November 30,
Net Sales by Segment (in thousands)	2013	2012	2013	2012
Print	$89,671	$81,548	$250,063	$254,916
Apparel	46,879	47,448	160,241	154,952

Total	$136,550	$128,996	$410,304	$409,868

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Print Segment. Our net print sales, which represented 66% and 61% of our consolidated sales for the three and nine months ended November 30, 2013, respectively, were approximately $89.7 million and $250.1 million, respectively, compared to $81.5 million and $254.9 million, for the three and nine months November 30, 2012, respectively, an increase of $8.2 million or 10.1% for the quarter and a decrease of $4.8 million or 1.9% for the period. The increase in our print sales for the comparable quarter was as a result of our recent acquisitions which added approximately $9.4 million in sales. The decrease in our print sales on a comparable period basis related primarily to the following: (i) a continued decline in our traditional long-run business due to a combined transition away from continuous forms and increased competition from major competitors (i.e., R.R. Donnelley, Standard Register, etc.); (ii) fewer sales days; and (iii) normal transition of business loss associated with acquired businesses, either due to pricing (see below), concentration of business, or other factors. In connection with our previously acquired plants during last fiscal year, as we implement our ERP system at these plants, we often times experience some sales decline as we are better able to align pricing to market and the value offered to the end use customer. We do feel, however, most of these transitional losses are behind us at this point.

Apparel Segment. Our net apparel sales, which represented 34% and 39% of our consolidated sales for the three and nine months ended November 30, 2013, respectively, were approximately $46.9 million and $160.2 million, respectively, compared to $47.4 million and $155.0 million, for the three and nine months November 30, 2012, respectively, a decrease of $0.5 million or 1.1% for the quarter (volume up 5.5%, selling price down 6.6%) and an increase of $5.2 million or 3.4% for the period (volume up 9.8%, selling price down 6.4%). While the current pricing of our finished goods inventory has allowed us to be more competitive on large volume accounts and increase our units sold, the current market remains highly competitive and challenging from both a volume and pricing perspective. During the current quarter especially, we noted market softness which lead to aggressive competitor discounting in the marketplace, and pressure on margins. Whether this condition continues throughout the 4th quarter and into fiscal year 2015 is unknown at this point.

	Three months ended		Nine months ended
	November 30,		November 30,
Gross Profit by Segment (in thousands)	2013	2012	2013	2012
Print	$27,585	$23,403	$75,481	$74,190
Apparel	10,174	7,208	34,732	18,619

Total	$37,759	$30,611	$110,213	$92,809

Print Segment. Our print gross profit margin for the three and nine months ended November 30, 2013 was $27.6 million and $75.5 million, respectively, as compared to $23.4 million and $74.2 million, for the three and nine months ended November 30, 2012, respectively. For the quarter, print margin increased from 28.7% to 30.8% compared to the same quarter last year, and increased sequentially from 30.0% last quarter. For the period, print margin increased from 29.1% to 30.2% compared to the same period last year due to the elimination of duplicate costs by the further integration of our acquisitions from the prior fiscal year.

Apparel Segment. Our apparel gross profit margin for the three and nine months ended November 30, 2013 was $10.2 million and $34.7 million, respectively, as compared to $7.2 million and $18.6 million, for the three and nine months ended November 30, 2012. As a percent of sales, our apparel margin was 21.7% for the current quarter and 21.7% for the nine months ended November 30, 2013, as compared to 15.2% and 12.0% for the comparable periods last year. Our margins continue to benefit from lower input costs and reduced operational costs due to higher production levels. Continued improvement in our margins is highly dependent upon further production volume increases. Production volume increases are tied to general market conditions which at this time are challenging and somewhat soft. In addition, due to this market softness, we have of late started to see more prevalent competitor discounting (see above discussion under apparel sales for further discussion on both) which has put pressure on margins. Whether this current environment will continue into fiscal year 2015 is unknown at this point.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

	Three months ended		Nine months ended
	November 30,		November 30,
Profit by Segment (in thousands)	2013	2012	2013	2012
Print	$16,040	$12,999	$43,094	$40,428
Apparel	3,014	837	13,283	(937)

Total	19,054	13,836	56,377	39,491
Less corporate expenses	4,215	4,336	12,480	11,927

Earnings before income taxes	$14,839	$9,500	$43,897	$27,564

Print Segment. Our print profit for the three and nine months ended November 30, 2013 was $16.0 million and $43.1 million, respectively, as compared to $13.0 million and $40.4 million for the three and nine months ended November 30, 2012, respectively. As a percent of sales, our print profits increased from 15.9% to 17.9% for the comparable quarters and increased from 15.9% to 17.2% for the comparable periods.

Apparel Segment. As a result of the increase in our apparel sales and margin, our apparel profit increased approximately $2.2 million, from $0.8 million, or 1.8% of sales for the three months ended November 30, 2012 to $3.0 million, or 6.4% of sales for the three months ended November 30, 2013. Our apparel profit increased approximately $14.2 million, from ($0.9) million, or (0.6%) of sales for the nine months ended November 30, 2012 to $13.3 million, or 8.3% of sales for the nine months ended November 30, 2013. The reduced operating margin during the current quarter in comparison to the current fiscal year relates to increased margin pressure due to competitor discounting in relation to market softness.

Liquidity and Capital Resources

	November 30,	February 28,
(Dollars in thousands)	2013	2013
Working Capital	$159,837	$150,377
Cash	$8,516	$6,232

Working Capital. Our working capital increased approximately $9.5 million or 6.3%, from $150.4 million at February 28, 2013 to $159.8 million at November 30, 2013. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased slightly from 4.5 to 1.0 at February 28, 2013 to 4.4 to 1.0 at November 30, 2013. The increase in our working capital related to the increase in our inventories, of which Alstyle inventory increased by $7.5 million and our recent acquisitions increased our inventory by another $4.7 million. These increases were offset by a decrease in our prepaid income taxes, down from $4.2 million at February 28, 2013 to $1.6 million at November 30, 2013 and an increase in our accounts payable and accrued expenses resulting from our recent acquisitions.

	Nine months ended November 30,
(Dollars in thousands)	2013	2012
Net Cash provided by operating activities	$38,571	$40,635
Net Cash provided by (used in) investing activities	$(64,912)	$2,030
Net Cash provided by (used in) financing activities	$28,912	$(43,678)

Cash flows from operating activities. Cash provided by operating activities decreased by $2.1 million from $40.6 million for the nine months ended November 30, 2012 to $38.6 million for the nine months ended November 30, 2013. Our lower operational cash flows for the comparable nine month period was primarily due to a decrease in cash being provided by our inventory this period. This was offset by an increase in our net earnings of $10.1 million, from $17.6 million for the nine months ended November 30, 2012 to $27.7 million for the nine months ended November 30, 2013. In addition, accounts payable and accrued expenses favorably impacted our operational cash flows by a net increase of $10.5 million and prepaid expenses by $2.2 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Cash flows from investing activities. Cash provided by (used in) investing activities decreased $66.9 million, from $2.0 million provided by investing activities to $64.9 million used in investing activities for the nine months ended November 30, 2012 and 2013, respectively. The increase in cash used related primarily to our acquisitions during the current quarter ($61.9 million) as well as an increase in capital expenditures of $2.3 million less approximately $1.0 million provided by the disposal of property. In addition, last year we had an adjustment to the purchase price of an acquisition which provided an additional $3.7 million in cash.

Cash flows from financing activities. We provided $28.9 million in cash for financing activities during the current period, compared to using $43.7 million for the same nine month period last year, or a decrease of $72.6 million cash used. Cash was provided by increased borrowings on our credit facility of $63.0 million (to finance our most recent acquisitions) as compared to no funds borrowed for the comparable period last year. We used $5.0 million less in cash this period to repay debt and $4.5 million less in cash to pay dividends than during the same period last year. The reduction in the payment of dividends this year was due to the action taken by the Board last year, whereby, due to tax law uncertainties, the Board felt it appropriate to advance the payment of the normal January and May dividend payments into December 2012.

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income, commencing with the first quarter ending November 30, 2013. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 16, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.25% or 1.49% at November 30, 2013 and 1.7% at November 30, 2012), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of November 30, 2013, we had $95.5 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $51.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of November 30, 2013. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2014. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2014. We made contributions of $3.0 million to our Pension Plan during fiscal 2013. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2013, we had an unfunded pension liability recorded on our balance sheet of $10.9 million.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $4.0 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2013 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $95.5 million at November 30, 2013. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2013 would be approximately $1.0 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2013 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended November 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of January 3, 2014, the Company has repurchased 96,000 shares under the repurchase program since its inception at an average price per share of $10.45. No repurchases were made under the repurchase plan during the third quarter ended November 30, 2013. There is a maximum amount of approximately $9.0 million available to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 112 shares of common stock during the nine months ended November 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
September 1, 2013 - September 30, 2013	—	$—	—	$8,997,084
October 1, 2013 - October 31, 2013	—	$—	—	$8,997,084
November 1, 2013 - November 30, 2013	—	$—	—	$8,997,084

Total	—	$—	—	$8,997,084

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed on January 3, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 3, 2014	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 3, 2014	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Second Amended and Restated Bylaws of Ennis, Inc., dated September 21, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed on January 3, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith