Form 10-K
period 2014-02-28
ENNIS, INC.
filed 2014-05-09
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2013 was approximately $453 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2014 was 26,200,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2014

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

PART I

ITEM 1. BUSINESS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees and fleece.

On September 27, 2013, we acquired the assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The CED assets are comprised of the Wisco® brand (“Wisco”), which is produced at an owned facility in Tullahoma, TN, and the National Imprint Corporation (“NIC”) and National Imprint Corporation® brand, which is produced in a leased facility in Claysburg, PA. Wisco produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors and will continue to be operated under the Wisco and NIC brand names at their respective locations. Wisco and NIC had sales in excess of $40 million for the twelve month period ended December 31, 2012.

On September 30, 2013, we acquired the assets of the businesses operating under the trade name of Folder Express® from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and operates under the Folder Express and other brand names.

Business Segment Overview

We are one of the largest providers of business forms to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page F-26.

Print Segment

The Print Segment, which represented 63%, 63%, and 54% of our consolidated net sales for the fiscal years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing plants throughout the United States in 21 strategically located states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™, and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels, custom and stock tags); Atlas Tag & Label® (which provides custom and stock tags and labels); Trade Envelopes® and Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through printers and independent distributors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user), as does Adams-McClure, where sales are generally through advertising agencies.

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley, Standard Register, and Cenveo, or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent dealers.

There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.

Distribution of business forms and other business products throughout the United States is primarily done through independent dealers, including business forms distributors, direct mail, commercial printers, payroll and accounts payable software companies, and advertising agencies.

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

Apparel Segment

The Apparel Segment represented 37%, 37%, and 46% of our consolidated net sales for the fiscal years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales and approximately 91% of its sales are domestic. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

Effective July 2011, Alstyle began operations in an owned manufacturing facility located in Agua Prieta, Mexico. Previously Alstyle operated in a leased manufacturing facility located in Anaheim, CA. Alstyle has three cut and sew facilities in Mexico (Agua Prieta, Ensenada and Hermosillo). In addition to its own cut and sew facilities, Alstyle has also used outsourced manufacturers from time to time to supplement a portion of its cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

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

A majority of Alstyle’s sales are branded products, with the remainder being customers’ private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts our inventory level requirements. Sales in the private label business are characterized by slightly higher customer loyalty.

Alstyle’s most popular styles are produced based on demand management forecasts to service at-once business and to level production schedules. Alstyle offers same-day shipping and uses third-party carriers to ship products to its customers.

Alstyle’s sales are seasonal, with sales in the first and second fiscal quarters generally being the highest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressure, resulting in both price and demand volatility. However, the imprinted activewear market to which Alstyle sells is generally “event” driven. Blank t-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry.

The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts and outsources such products as fleece and some fashion basics from other countries like China, Pakistan, Central America and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well-known as the brand names of its largest competitors, such as Gildan, Hanes, and Fruit of the Loom. While it is not possible to calculate precisely, because of the lack of adequate public statistical information, management believes that Alstyle is one of the top five providers of blank t-shirts in North America.

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 51% of our cotton and yarn from one supplier.

Patents, Licenses, Franchises and Concessions

Outside of the patent for the VersaSeal® product, we do not have any significant patents, licenses, franchises, or concessions.

Intellectual Property

We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, Alstyle®, A Alstyle Apparel®, AA Alstyle Apparel & Activewear®, AAA Alstyle Apparel & Activewear®, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Classic by

Alstyle Apparel®, Enfusion®, Murina®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcel™, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, EOSTouchpoint®, and Printersmall®, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products.

Customers

No single customer accounts for as much as five percent of our consolidated net sales.

Backlog

At February 28, 2014, our backlog of orders was approximately $21.6 million as compared to approximately $19.0 million at February 28, 2013. The increase in our backlog at February 28, 2014 was a result of the increase in our Apparel backlog as well as the additional orders from our recent acquisitions.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 28, 2014.

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

Employees

At February 28, 2014, we had approximately 6,278 employees. Approximately 3,822 of the employees are in Mexico, and approximately 18 employees are in Canada. Of the domestic employees, approximately 333 are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. Two unions represent all of our hourly employees in Mexico with contracts expiring at various times (all hourly employees are full-time).

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

Our results of operations are substantially affected not only by global economic conditions, but also by local market conditions, and competitors’ pricing strategies, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges. Certain macroeconomic events, such as the past crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:

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

Our operations are affected by local, national and worldwide economic conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen of late, can all impact economic activity. This in turn can impact the demand for our products. Instability in the financial markets also may affect our cost of capital and our ability to raise capital, if needed.

The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as imposing other customary covenants, such as requiring a tangible equity level and a ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial markets which could trigger an impairment charge to our recorded long-lived assets (see Risk Factors – “In 2014 we were required to write down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future” – page 8). A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 28, 2014, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2016.

Declining financial market conditions and continued decline in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 8% of our employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. In addition, a decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their Pension liabilities. Each 10 basis point change in the discount rate impacts our computed liability by about $800,000. So, similar to fluctuations in market values, a continued drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.

In 2014 we wrote down goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. An impairment may be caused by any number of factors outside the Company’s control, such as a decline in market conditions caused by a recession, or protracted recovery there-from, or other factors like competitor’s pricing strategies, which may be tied to such economic events. We cautioned in fiscal year 2013 about the possibility of an impairment charge this fiscal year given the decrease between the carrying costs of our Apparel assets and their indicated fair market value, coupled with the continuing challenging apparel market environment. In the fourth quarter of fiscal year 2014, we recorded a non-cash impairment charge of $18.6 million and $5.6 million to goodwill and trademarks, respectively, related to our Apparel segment. Continued sale-side pressure due to competitor’s pricing strategies or the continuation of the challenging market conditions experienced in the fourth quarter of fiscal 2014 could result in an impairment charge in the future. Although such a charge would be a non-cash expense, it would impact the Company’s reported operating results and its financial position. At February 28, 2014, our goodwill and other intangible assets were approximately $115.2 million and $111.8 million, respectively.

Digital technologies will continue to erode the demand for our printed business documents.

The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference, as well as governmental influences for paperless business environments will continue to reduce the number of traditional printed documents sold. Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information. These applications will increasingly be conducted over the internet or through other electronic payment systems. The predominant method of our customers’ communication to their customers is by printed information. As their customers become more accepting of internet communications, our clients may increasingly opt for the less costly electronic option, which would reduce our revenue. The pace of these trends is difficult to predict. These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue.

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

Our distributor customers may be acquired by other manufacturers who redirect business within their plants.

Some of our customers are being absorbed by the distribution channels of some of our manufacturing competitors. However, we do not believe this will significantly impact our business model. We have continued to sell to some of these customers even after they were absorbed by our competition because of the breadth of our product line and our geographic diversity.

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

As of February 28, 2014, approximately 14% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes and represents a significant portion of its manufacturing costs. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 51% of Alstyle’s yarn requirements during fiscal year 2014 and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

We also purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price increases or other factors that relate to our paper products could have a material adverse effect on our operating results.

Both cotton and paper are commodities that are subject to periodic increases or decreases in price, which are sometimes quite significant. There is no effective market of derivative instruments to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. We generally acquire our cotton yarn under short-term purchase contracts with our suppliers. While we generally do not use derivative instruments, including cotton option contracts, to manage our exposure to movements in cotton market prices, we believe we are competitive with other companies in the United States apparel industry in negotiating the price of cotton. Generally, when cotton or paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or cotton or shortages in the availability of either, could have a material adverse effect on our results of operations.

We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

Demand for Alstyle’s products is dependent on the general demand for shirts and the availability of alternative sources of supply. Alstyle’s market strategy is to be a low cost producer and to differentiate itself by providing quality service and quality products to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines due to competitors’ pricing strategies or other micro or macro-economic factors. Our Print Segment also faces the risk of our competition following a strategy of selling its products at or below cost in order to cover some amount of fixed costs, especially in distressed economic times.

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

Our apparel products are subject to foreign competition, which in the past had been faced with U.S. government domestic quota restrictions or import duties.

Foreign producers of apparel often have significant labor cost advantages. In the past few years, domestic quota restrictions have been eliminated for basically all foreign countries, which has significantly impacted domestic apparel producers. What remains in place today for these countries is import duties, which tends to offset some of the significant labor cost advantages these countries have over domestic and NAFTA/CAFTA producers. Import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations. Given the number of these foreign producers, any further elimination of import protections that protect domestic apparel producers could materially adversely affect Alstyle’s business.

The North American Free Trade Agreement (NAFTA) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico, and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle manufactures all of its products in the Agua Prieta manufacturing plant and performs substantially all of its cutting and sewing in three plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business (see below).

The Central American Free Trade Agreement (CAFTA) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic). Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. While CAFTA in the past afforded some advantages to Alstyle as they outsourced some of their U.S. produced fiber to Central America to cut/sew, with the transition of this production to Mexico this advantage went away. As such, we do not anticipate that the alteration or subsequent repeal of CAFTA would have a material effect on our operations.

The introduction of CAFTA took away most of the advantages NAFTA afforded to us domestically. However, NAFTA continues to afford us some advantage over CAFTA with respect to our sales in Canada. Currently, NAFTA produced goods can be shipped into Canada duty-free. The same protection is not currently afforded to CAFTA produced goods. However, CAFTA countries are in negotiation with the Canadian government to include Canada in CAFTA. If successful, this could potentially significantly impact our business in Canada. In addition to CAFTA, agreements such as Trans-Pacific Partnership (see below) and other similar agreements can further eliminate any advantages NAFTA affords to manufacturers.

The World Trade Organization (WTO), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade (GATT). This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the United States government is negotiating bilateral trade agreements with developing countries, which are generally exporters of textile and apparel products, that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. In 2008 all import quotas for China were removed. A continued reduction of import quotas and tariffs could make Alstyle’s products less competitive against low cost imports from developing countries (see discussion below).

More recently, a proposed trade agreement between the United States, Vietnam, Australia, Brunei, Chile, Canada, Japan, Malaysia, Mexico, New Zealand, Peru and Singapore has been in discussions. Such an agreement if passed could potentially give lower labor-cost countries like Vietnam a significant advantage over Alstyle. One aspect of the agreement could potentially allow Asian countries that are part of the agreement to use China cotton, which would allow these countries to cut and sew their products in a low labor-cost country like Vietnam and then import their products into the U.S. and Canada duty-free. In addition, Canada has recently awarded a duty-free status to Bangladesh and is currently in negotiations with Pakistan. Such developments as these could materially negatively impact Alstyle’s operations domestically and in Canada.

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

Our manufacturing facility in Agua Prieta, Mexico was built to capture anticipated future growth and savings in production costs over our cost structure in Anaheim, CA. If such growth or production savings do not materialize, it may negatively impact our ability to achieve our expected returns and our production levels, operational results and financial condition. In addition, our apparel manufacturing process from spinning through cutting occurs predominantly at our manufacturing facility located in Agua Prieta, Mexico, thus, any disruption in our utility services (i.e., water, electric, gas, etc.) can have a significant impact on our production levels, which depending on length of the disruption could significantly impact our sales and operational profitability.

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

We incur significant freight costs to transport our goods, especially as it relates to our Apparel Segment where we transport yarn from our domestic suppliers to our textile facility in Mexico. The internal freight from the textile to the sewing facilities, as well as the logistic cost of keeping our product in the distribution centers to maintain our product close to the customer and on time to market is also significant. In addition, we incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers.

The price of energy is prone to significant fluctuations and volatility.

Our apparel manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profit margins. We focus on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy. Significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers given the competitive environment in which our Apparel segment operates.

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

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Because of the many variables involved and the staggered implementation timeline, we cannot predict with any assurance the impact that the Healthcare Reform and interpretive legislation law and related regulations could have on the Company-sponsored medical plans.

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

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Manufacturing	48,057	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	103,402
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Two Manufacturing Facilities	—	49,000
Bellville, Texas	Leasing	70,196	—
Denver, Colorado	Four Manufacturing Facilities	60,000	117,575
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	41,300
Roseville, Minnesota	Warehouse	—	20,119
Nevada, Iowa	Two Manufacturing	290,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Manufacturing and Warehouse	174,089	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	30,700
Tullahoma, Tennessee	Two Manufacturing Facilities	167,011
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse		59,000
Neenah, Wisconsin	Manufacturing		57,786
West Chester, Pennsylvania	Sales Office		1,150
Claysburg, Pennsylvania	Manufacturing		69,000
Vandalia, Ohio	Manufacturing	47,820
Fairport, New York	Manufacturing		40,800
Jaffrey, New Hampshire	Sales Office		647
Indianpolis, Indiana	Manufacturing		24,754
Livermore, California	Manufacturing		21,568
Smyrna, Georgia	Manufacturing		65,000
Clarksville, Tennessee	Manufacturing	51,900
Fairhope, Alabama	Manufacturing	65,000
Toledo, Ohio	Manufacturing	51,900
Visalia, California	Manufacturing		56,000
Omaha, NE	Manufacturing		160,000

		2,491,130	988,991

Apparel Segment
Anaheim, California	Office and Distribution Center	—	151,000
Chicago, Illinois	Distribution Center	—	82,100
Orlando, Flordia	Distribution Center	—	37,804
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Agua Prieta, Mexico	Manufacturing	700,000	—
Ensenada, Mexico	Manufacturing	87,145	—
Ensenada, Mexico	Car Parking	—	37,125
Ensenada, Mexico	Warehouse	—	16,146

		Approximate Square Footage
Location	General Use	Owned	Leased
Hermosillo, Mexico	Manufacturing	—	76,145
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432

		787,145	601,003

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	3,315,575	1,589,994

*	7,000 square feet of Ennis, Texas location leased

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2014
First Quarter	$17.60	$13.92	1,479	$—
Second Quarter	19.42	16.31	1,542	$0.175
Third Quarter	18.77	17.28	1,587	$0.175
Fourth Quarter	18.54	13.56	2,634	$0.175
Fiscal Year Ended February 28, 2013
First Quarter	$17.13	$13.92	1,841	$0.175
Second Quarter	16.22	13.71	1,985	$0.175
Third Quarter	17.05	13.90	1,428	$0.175
Fourth Quarter	16.09	14.58	1,535	$0.350

The last reported sale price of our common stock on NYSE on April 30, 2014 was $14.96. As of that date, there were approximately 875 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase our common stock to approximately $ 9.0 million at that time. During the fourth quarter of the fiscal year ended February 28, 2014, we repurchased 119,902 shares of our common stock at an average price of $15.31 per share, bringing the total number of shares repurchased under the program since its inception to 215,902 at an average price of $13.15 per share. There were no share repurchases made during fiscal years 2012 and 2013. Unrelated to the stock repurchase program, the Company purchased 112, 175 and 100 shares of common stock during the fiscal years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
February 1, 2014 - February 28, 2014	119,902	$15.31	119,902	$7,160,849
January 1, 2014 - January 31, 2014	—	$—	—	$8,997,084
December 1, 2013 - December 31, 2013	—	$—	—	$8,997,084
September 1, 2013 - November 30, 2013	—	$—	—	$8,997,084
June 1, 2013 - August 31, 2013	—	$—	—	$8,997,084
March 1, 2013 - May 31, 2013	—	$—	—	$8,997,084
March 1, 2012 - February 28, 2013	—	$—	—	$8,997,084
March 1, 2011 - February 29, 2012	—	$—	—	$3,997,084

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2009 to February 28, 2014.

	2009	2010	2011	2012	2013	2014
Ennis, Inc.	$100.00	$197.08	$216.20	$232.10	$229.41	$238.37
S&P 500	100.00	153.62	188.29	197.94	224.58	281.57
Russell 2000	100.00	163.95	217.39	217.05	247.48	325.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2014 and February 28, 2013, and for the three years in the period ended February 28, 2014, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$542,442	$533,506	$517,014	$549,999	$517,738
Gross profit margin	143,793	124,152	130,513	154,498	135,319
SG&A expenses	86,677	83,757	78,962	83,678	76,738
Impairment of goodwill and trademarks	24,226	—	—	—	—
Net earnings	13,189	24,715	31,358	44,631	35,206
Net earnings - proforma*	35,349	24,715	31,358	44,631	35,206
Earnings and dividends per share:
Basic	$0.50	$0.95	$1.21	$1.73	$1.37
Diluted	0.50	0.95	1.21	1.72	1.36
Diluted - proforma*	1.35	0.95	1.21	1.72	1.36
Dividends	0.53	0.88	0.62	0.62	0.62
Weighted average shares outstanding:
Basic	26,125	26,036	25,946	25,855	25,769
Diluted	26,146	26,053	25,968	25,888	25,797
Financial Position:
Working capital	$172,266	$150,377	$168,969	$135,300	$116,638
Current assets	214,143	193,416	219,210	182,398	166,439
Total assets	536,347	495,292	531,962	473,728	432,699
Current liabilities	41,877	43,039	50,241	47,098	49,801
Long-term debt	105,500	57,500	90,000	50,000	41,817
Total liabilities	173,412	134,076	172,087	126,045	119,439
Shareholders’ equity	362,935	361,216	359,875	347,683	313,260
Current ratio	5.11 to 1.0	4.49 to 1.0	4.36 to 1.0	3.87 to 1.0	3.34 to 1.0
Long-term debt to equity ratio	0.29 to 1.0	0.16 to 1.0	0.25 to 1.0	0.14 to 1.0	0.13 to 1.0

*	Reconciliation of proforma net earnings and proforma diluted earnings per share, non-GAAP financial measures, to the most comparable GAAP measures (“As Reported”) (dollars in thousands, except per share):

	As Reported	Impairment	Proforma
Earnings before income taxes	$31,792	$(24,226)	$56,018
Income tax expense (benefit)	18,603	(2,066)	20,669

Net earnings	13,189	(22,160)	35,349

Diluted earnings per share	$0.50	$(0.85)	$1.35

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

References to 2014, 2013 and 2012 refer to the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Overview

The Company – Our management believes we are the largest providers of business forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel.

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

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line. Transforming our product offerings in order to continue provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches, such as the addition of our envelope offerings, healthcare wristbands, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing that provide us with an opportunity for growth and differentiate us from our competition.

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

Continued economic uncertainties and weather related issues – Decreased demand due to economic uncertainties and intensified price competition resulted in a decline in our revenue during the past several fiscal years above historical averages. Unusual weather related issues during the fourth quarter of fiscal year 2014 caused our sales to be less than forecasted. We continue to focus on customer retention, expanding our growth targeted products and continuing to develop new market niches.

Our Apparel Business Challenges - In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, domestic apparel industry was generally dominated by a limited number of companies. However due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last couple of years which has led to increased demand, this globalization has led to increased pricing pressures and has led to the direct importation by many screen-printers and big-box suppliers products that were once sourced domestically.

In addition, many retailers have started to pre-approve many manufactures. This has allowed screen-printers and big-box suppliers to use any supplier on retailer’s pre-approved list without having to take full responsibility for the quality of products being shipped to the stores. As such, the overall quality of the product has become of lesser concern to screen-printers and big-box suppliers. Alstyle believes their products to be some of the highest in the industry with respect to quality and color consistency. However, such quality comes at a cost which has become more difficult to sell in today’s market. However, it appears lately that some retailers are starting to become more concerned with the quality of garments in their stores. If these concerns are continuing and lead to improvements in the pre-approval process and in-store inspections, such changes could benefit Alstyle in the future.

In order to find their niche to survive in a highly competitive and globalized environment, some of our customers and their customers have moved to alternative fabrics to differentiate themselves from others. While some smaller garments producers are well set to change quickly as market demand changes on fabrics and colors, such changes are not best for large manufactures like Alstyle. However, Alstyle is currently working very diligently on dealing with such changes in fabrics and fashions, which come with inherent risks.

The unusual domestic winter weather conditions this year negatively impacted the already weak retail landscape, and definitely contributed to the softness in our Apparel sales during the fourth quarter of fiscal 2014.

Cotton prices – Our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as inventory is sold, which could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, increases or decreases in cotton costs can have a significant impact on the Company’s operational results for many quarters. A reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current cost of cotton and the cost residing in most manufacturers’ finished goods inventories was at historical levels, creating market valuation issues for some and sale side pressure for others. We lock in the cost of yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. The divergence between the cost of cotton in our finished goods inventory and the current price of cotton is now in line with historical measurements. However, the positive impact of lower cotton costs on our operational results last year, which help offset the negative impact of lower selling prices, has all but abated. Therefore, continued downward pressure on selling prices due to competitive pricing pressures will negatively impact manufacturers’ reported operating margins. In addition, short-term cotton prices and other material related input costs have started to increase over comparable periods, which will also negatively impact manufacturers’ reported margins if continued without an increase in selling price.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, resulting from market softness, economic conditions and the previous non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our utility services which impacted our manufacturing through-put. However, given the improved cost position of our finished goods inventory and current level of utility services, and absent some economic disruption, we do not expect any obstacles to increasing production levels to coincide with increases in market demand. In addition, we would expect to continue to see steady improvement in both our efficiency and utilization gains as these production levels increase.

Continued economic uncertainties – The economic climate in which we operate continues to be volatile and challenging both domestically and internationally. While the domestic economy has recovered somewhat, the recovery has not been as broad-based as recoveries in the past. Unemployment still remains high, and disposable income of the majority of the population remains restrained. We saw a significant drop in our sales during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. During fiscal years 2013 and 2014 the marketplace continued to be extremely competitive, with prices being driven lower as manufacturers tried to maintain certain volume levels. Whether or not this extremely competitive marketplace will continue into the next fiscal year is unknown. However, whichever direction the market may take, we feel we are well-positioned, given the improving operational efficiency of our Agua Prieta facility and the current cost of our finished goods inventory.

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. Such circumstances include: 1) a significant adverse change in legal factors or the business environment, or 2) other adverse changes in the assessment of future operations of the reporting unit. We test impairment at the reporting unit level, which we have determined is at the Print and Apparel segment level. In testing whether there is an impairment to goodwill we use a two-step approach. In step one, we compare the fair value of the reporting unit to which goodwill is assigned to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying amount, then we conclude that no goodwill impairment has occurred and step two is not required. If the carrying amount of a reporting unit exceeds its estimated fair value, a potential impairment is indicated, and step two is performed. In step two, we compare the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including unrecognized intangible assets, of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired.

In estimating the fair value of reporting units, we make estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, as appropriate. We primarily rely on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made material changes in the accounting methodology we use to assess goodwill impairment during the past three years. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and result in a potentially material impairment of goodwill. As a result of step one of the fiscal year 2014 goodwill impairment analysis, the estimated fair value of our Print reporting unit exceeded its carrying amount. Therefore, the second step was not necessary and no goodwill impairment was recorded. Related to our Apparel reporting unit, our step one testing concluded that the carrying value of the Apparel unit’s assets exceeded their fair value. As a result, we performed a step two analysis and in connection therewith recorded a non-cash impairment charge of $18.6 million to our goodwill.

To test impairment of acquired indefinite-lived intangible assets (trademarks/trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value. We estimate the fair value of trademarks/trade names based on an income approach – relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. For the indefinite-lived trademark/trade name impairment analysis conducted in fiscal year 2014, we concluded that there was no impairment of our Print reporting unit, however, we recorded a non-cash impairment charge of $5.6 million to trademarks related to our Apparel reporting unit.

At February 28, 2014, our goodwill and other intangible assets were approximately $115.2 million and $111.8 million, respectively. The carrying value of invested capital for each reporting unit, before the aforementioned impairment charge, as compared to their fair value at November 30, 2013, the date of our annual impairment tests, was as follows:

Goodwill

Reporting Unit	Carrying Value of Invested Capital (before impairment charge)	Fair Value of Invested Capital
Apparel	$299.0 million	$280 million
Print	$216.0 million	$369 million

Trademarks/Trade names

Reporting Unit	Carrying Value of Invested Capital (before impairment charge)	Fair Value of Invested Capital
Apparel	$56.3 million	$50.7 million
Print	$2.2 million	$2.9 million

We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions, absent some unforeseen occurrences or triggering events.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $13.7 million, $12.3 million, and $10.5 million of revenue were recognized under these agreements during fiscal years ended February 28, 2014, February 28, 2013, and February 29, 2012, respectively.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered based on our history of earnings expectations for future taxable income and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of earnings. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

In addition to the above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self-funded. To help us in this evaluation process, we routinely get outside third-party assessments of our potential liabilities under each plan.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 40): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 will be effective for the Company in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – This section provides an overview of our consolidated results of operations for fiscal years 2014, 2013 and 2012.

•	Segment Operating Results – This section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of	Fiscal Years Ended
Earnings - Data (Dollars in thousands)	2014		2013		2012
Net sales	$542,442	100.0%	$533,506	100.0%	$517,014	100.0%
Cost of goods sold	398,649	73.5	409,354	76.7	386,501	74.8

Gross profit margin	143,793	26.5	124,152	23.3	130,513	25.2
Selling, general and administrative	86,677	16.0	83,757	15.7	78,962	15.3
Impairment of goodwill and trademarks	24,226	4.5	—	—	—	—
(Gain) loss from disposal of assets	(274)	(0.1)	2	—	(137)	—

Income from operations	33,164	6.1	40,393	7.6	51,688	9.9
Other expense, net	(1,372)	(0.3)	(1,775)	(0.4)	(2,308)	(0.4)

Earnings before income taxes	31,792	5.8	38,618	7.2	49,380	9.5
Provision for income taxes	18,603	3.4	13,903	2.6	18,022	3.5

Net earnings	$13,189	2.4%	$24,715	4.6%	$31,358	6.0%

Proforma Earnings (Dollars in thousands)
Income from operations - GAAP	$33,164	6.1%	$40,393	7.6%	$51,688	9.9%
Impairment charge	(24,226)	(4.5)	—	—	—	—

Income from operations, pre-impairment	57,390	10.6	40,393	7.6	51,688	9.9
Other expense, net	(1,372)	(0.3)	(1,775)	(0.4)	(2,308)	(0.4)

Earnings before income taxes	56,018	10.3	38,618	7.2	49,380	9.5
Provision for income taxes	20,669	3.8	13,903	2.6	18,022	3.5

Net earnings, pre-impairment	$35,349	6.5%	$24,715	4.6%	$31,358	6.0%

Net Sales. Our consolidated net sales increased from $533.5 million for the fiscal year ended February 28, 2013 to $542.4 million for the fiscal year ended February 28, 2014, or an increase of 1.7%. During the year our Apparel sales increased $3.7 million, or 1.9%, while our Print sales increased by $5.2 million or 1.5%. Our apparel volume was up almost 7.5% for the period, but this increase was offset by a 5.6% decrease in our average selling price. While our improved apparel finished goods cost this year did allow us to be more competitive and recover some lost apparel market share, the apparel market continued to be extremely challenging both from a volume and pricing perspective. Competitor discounting, while prevalent in the past, appeared to be even more prevalent during the latter half of this fiscal year, as the retail environment became even softer due to what most are attributing to the unusual winter weather conditions. The increase in our Print sales related to the impact of our acquisitions, which added $23.2 million to our reported sales during the current year. In addition to the impact the weather had on our apparel sales during the final quarter of our fiscal year, we felt it played a significant role in our Print sales being below expectations during the quarter as well. Whether for both sectors this means a delay of these sales into a subsequent quarter(s) or a loss entirely, is unknown at this point.

Our consolidated net sales increased from $517.0 million for the fiscal year ended February 29, 2012 to $533.5 million for the fiscal year ended February 28, 2013, or an increase of 3.2%. The increase in our sales for the year related primarily to the additional sales associated with the February 2012 acquisition of Printegra and PrintXcel, which added $72.2 million in Print sales for the period. This increase was offset by a decline in our apparel sales during the period of $40.2 million, or 16.8%, due to softness in the market and continued pricing pressures.

Cost of Goods Sold. Our manufacturing costs decreased by $10.8 million from $409.4 million for fiscal year 2013 to $398.6 million for fiscal year 2014, or 2.6.%. Our gross profit margin (net sales less cost of goods sold) increased from 23.3% for fiscal year 2013 to 26.5% for fiscal year 2014 due to lower input costs and improved operational efficiencies in the print segment and lower raw material costs and improving production levels in our apparel segment during the period. These lower costs allowed us to be more competitive in the marketplace while still maintaining acceptable margins. We continue to expect to see improvement in our apparel production costs as we increase production levels. However, whether this will correlate into improved apparel margins will be dependent on future apparel selling prices and our actual need to increase production levels given prevailing market conditions.

Our manufacturing costs increased by $22.9 million from $386.5 million for fiscal year 2012 to $409.4 million for fiscal year 2013, or 5.9.%. Our gross profit margin (net sales less cost of goods sold) decreased from 25.2% for fiscal year 2012 to 23.3% for fiscal year 2013 due to the decline in our apparel margin during the period, which decreased from 21.6% to 13.2%. Our apparel results during the period were negatively impacted by high raw material costs and continued sale side competitive pressures. However, as of February 28, 2013 most of the higher input costs had made their way through our apparel finished goods inventory, and the divergence between the current purchase cost of cotton and the average cost in their finished goods inventory had returned to a more normalized spread. As such, we expected and did see an improving apparel margin during fiscal year 2014.

Selling, general, and administrative expenses. For fiscal year 2014, our selling, general and administrative (“SG&A”) expenses increased approximately $2.9 million, or 3.5% from $83.8 million, or 15.7% of sales for fiscal year 2013 to $86.7 million, or 16.0% of sales for fiscal year 2014. The increase in our selling, general and administrative expenses on a dollar and percentage of sales basis is mainly due to the increase in our bad debt expense this year. Our provision this year increased $2.3 million to cover the bankruptcy of several apparel accounts. The remaining increase in our SG&A costs related to the print acquisitions completed during the latter half of this fiscal year. We expect to have these acquisitions fully integrated into our ERP system during fiscal year 2015. Once integrated, we would expect redundant legacy costs to be eliminated and SG&A costs at these locations to be more in line with our historical norms.

For fiscal year 2013, our selling, general and administrative expenses increased approximately $4.8 million, or 6.1% from $79.0 million, or 15.3% of sales for fiscal year 2012 to $83.8 million, or 15.7% of sales for fiscal year 2013. The increase in our selling, general and administrative expenses on a dollar and percentage of sales basis is a result of the print acquisitions completed at the end of fiscal year 2012. We were able to eliminate the redundant legacy costs at these locations, once we fully integrated them onto our Enterprise Resource Planning (“ERP”) system during fiscal year 2013. The SG&A costs at these locations is now trending more in line with the Company’s historical norms.

Gain from disposal of assets. The gain from disposal of assets of $274,000 for fiscal year 2014 related primarily to the sale of our print facility located in San Antonio, Texas as well as the sale of miscellaneous manufacturing equipment. The loss from disposal of assets of $2,000 for fiscal year 2013 resulted from sale of vehicles and equipment.

Impairment of goodwill and trademarks. The impact of higher cotton costs during fiscal 2012 and 2013 on the cost of our apparel finished goods inventory, coupled with an extremely challenging economic landscape during the last three fiscal years, has negatively impacted the forecasted cash flows of our Apparel segment. As a result, after conducting our annual impairment testing, we determined that an impairment charge of $24.2 million ($18.6 million to goodwill and $5.6 million to trademarks) was required to reduce the carrying value of our Apparel reporting unit assets to their fair value.

Income from operations. Our income from operations for fiscal year 2014 decreased $7.2 million, from income from operations of $40.4 million, or 7.6% of sales for fiscal year 2013, to $33.2 million, or 6.1% of sales for fiscal year 2014. The decrease in our income from operations during fiscal year 2014 resulted primarily from the non-cash impairment charge of $24.2 million to goodwill and trademarks. Excluding the impairment charge, our income from operations would have been $57.4 million, or 10.6% of sales, an increase over the comparable period last year of $17.0 million, or 42.1%.

Our income from operations for fiscal year 2013 decreased $11.3 million from income from operations of $51.7 million, or 9.9% of sales for fiscal year 2012, to $40.4 million, or 7.6% of sales for fiscal year 2013. The decrease in our income from operations during fiscal year 2013 was primarily related to the impact associated with our decreased apparel sales, which was partially offset by the impact of our increased print sales during the period.

Other income and expense. Our interest expense was $1.3 million, $1.5 million and $2.3 million for fiscal years 2014, 2013 and 2012, respectively. The decrease in our interest expense in fiscal year 2014 over fiscal year 2013 was attributable to a lower effective borrowing rate. The decrease in our interest expense in fiscal year 2013 over fiscal year 2012 was attributable to having less debt outstanding on average and a lower effective borrowing rate. In addition, during fiscal year 2012, we had an additional $0.6 million in interest expense related to the Interest Rate Swap Agreement in place for a portion of the year.

Provision for income taxes. Our effective tax rates for fiscal years 2014, 2013 and 2012 were 58.5%, 36.0% and 36.5%, respectively. The increase in our effective tax rate for fiscal year 2014 was due to a non-deductible goodwill impairment charge of $18.6 million. The decrease in our effective tax rate for fiscal year 2013 was mainly caused by a percentage increase in our Domestic Production Activities Deduction (DPAD) benefit over fiscal year 2012.

Net earnings. Due to the above factors, our net earnings decreased from $24.7 million, or 4.6% of sales for fiscal year 2013 to earnings of $13.2 million, or 2.4% of sales for fiscal year 2014. Basic and diluted earnings per share decreased from earnings of $0.95 per share for fiscal year 2013 to earnings of $0.50 per share for fiscal year 2014. Excluding the impairment charge, our earnings for the year would have been approximately $35.3 million, or $1.35 per diluted share, or an increase of 42.1%.

Our net earnings decreased from $31.4 million, or 6.0% of sales for fiscal year 2012 to earnings of $24.7 million, or 4.6% of sales for fiscal year 2013. Basic and diluted earnings per share decreased from earnings of $1.21 per share for fiscal year 2012 to earnings of $0.95 per share for fiscal year 2013 due to reduced apparel earnings.

Segment Operating Results

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2014	2013	2012
Print	$339,947	$334,701	$277,988
Apparel	202,495	198,805	239,026

Total	$542,442	$533,506	$517,014

Print Segment. The print segment net sales represented 63%, 63%, and 54% of our consolidated net sales for fiscal years 2014, 2013 and 2012, respectively.

Our print sales increased by $5.2 million, or 1.6% during fiscal year 2014, from $334.7 million in fiscal year 2013 to $339.9 million in fiscal year 2014. The increase in our print sales for the year was as a result of our recent acquisitions which added approximately $23.2 million in sales. This increase was offset by a net decline in sales at our other print locations, which related primarily to the following: (i) the severe winter weather which impacted the economy across the country (ii) a continued decline in traditional long-run business due to a combined transition away from continuous forms and increased competition from major competitors (i.e. R.R. Donnelley, Standard Register, etc.); and (iii) normal transition of business loss associated with acquired businesses, either due to pricing (see following), concentration of business, or other factors. In connection with acquisitions, as we implement our ERP system at plants, we often-times experience some sales decline merely due to the fact that we are better able to align pricing to market and the value offered to the end use customer. The offset to this is that we, for the most part, see operational margin improvements.

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

Apparel Segment. The Apparel Segment net sales represented 37%, 37%, and 46% of our consolidated net sales for fiscal years 2014, 2013 and 2012, respectively.

Our fiscal year 2014 net sales for the Apparel Segment increased by $3.7 million, or 1.9% over fiscal year 2013, while our 2013 net sales decreased by $40.2 million, or 16.8% over fiscal year 2012. Our apparel unit volume was up 7.5% for fiscal 2014, which was partially offset by a decline in our average selling price of 5.6% for the year. Even with the decline in our selling price, our apparel results continued to show improvement on a comparable basis throughout this fiscal year, due to increased volumes and lower input costs. However, the positive impact of lower raw material costs over last fiscal year has now all but abated. While our finished good pricing allowed us to be more competitive this fiscal year and while we continue to make cost-side improvements, the apparel market continues to be extremely challenging, both from a volume and pricing perspective. Apparel volumes during the latter half of this fiscal year continued to be softer than expected, especially on the East Coast and in the Mid-West. We attribute this weakness to the extreme winter weather conditions experienced across the country this year. Whether this will mean a delay in the traditional spring buying season or a shorter buying season is unknown at this point. This market softness and the continued rather anemic and non-broad based economic recovery, has led to a continued market softness and the prevalence of pricing pressures in the marketplace. Again, whether this will continue well into fiscal year 2015 is unknown at this point.

Our apparel sales during fiscal year 2013 were impacted by soft market conditions; reduced retail and consumer sentiment attributed to the protracted and volatile economic recovery; the destocking of inventories at the retail, distributor and screen-print levels; and a drop in commodity prices and competitors’ pricing strategies. The drop in commodity prices caused corresponding expectations with respect to selling prices. These expectations caused some destocking on inventories at the retail and distributor levels, which added to an already competitive landscape, as manufacturers attempted to maintain their production levels by reducing pricing in the marketplace, which just continued the cycle. Since our pricing strategy has always been to attempt to match our sale side with our cost side, this impacted our sales during this fiscal year. As our cost side improved during fiscal year 2014, we were able to be more competitive from a pricing perspective and as a result we saw our volumes increase during fiscal 2014. However, while improved, our apparel sales were not to the level forecasted due to continued economic uncertainties and abnormal winter weather conditions across the United States.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2014	2013	2012
Print	$101,040	$97,830	$78,878
Apparel	42,753	26,322	51,635

Total	$143,793	$124,152	$130,513

Print Segment. Our Print gross profit margin (“margin”), as a percent of sales, was 29.7%, 29.2% and 28.4% for fiscal years 2014, 2013 and 2012, respectively. Our Print margins increased $3.2 million, from $97.8 million in fiscal year 2013, or 29.2% of net sales, to $101.0 million in fiscal year 2014, or 29.7% of net sales. The improvement in our Print margins during the period related primarily to the continued elimination of duplicate costs associated with our 2012 acquisitions as we continue to convert them to our ERP systems and into our planning processes. In addition, as mentioned earlier, as we convert these plants to our ERP systems, we are better able to align pricing to market and the value offered, which oftentimes means we are able to improve their operational margins. Our Print margins increased $18.9 million, from $78.9 million in fiscal year 2012, or 28.4% of net sales, to $97.8 million in fiscal year 2013, or 29.2% of net sales. The improvement in our Print margins during fiscal year 2013 related primarily to the improvement in our 2012 acquisitions’ margins, as we continued to integrate them onto our ERP systems.

Apparel Segment. Our Apparel margin, as a percent of sales, was 21.1%, 13.2% and 21.6%, for fiscal years 2014, 2013 and 2012, respectively.

Our Apparel margin increased $16.4 million, from $26.3 million in fiscal year 2013, or 13.2% of net sales, to $42.7 million in fiscal year 2014, or 21.1% of net sales. Our margins during the current year benefited from lower input costs and reduced operational costs due to higher production levels. The positive impact of lower raw material costs on our operations has now all but abated. Therefore, continued improvement in our margins for fiscal year 2015 will be highly dependent upon further production volume increases and/or improvement in selling prices. Production volume increases are tied to general market conditions which at this time remains challenged and somewhat soft. We feel this market softness was due to the severe winter weather conditions experienced across the country this year. Whether this means only a delay in the traditional spring buying season or a shorter buying season is unknown. However, this recent softness in the market did intensify an already competitive landscape from a pricing perspective, as competitors continued to try to maintain production volumes in a market already challenged by consistent economic uncertainties. Whether this current environment will continue well into fiscal year 2015 is unknown at this point.

Our Apparel margin continued to be impacted by higher raw material costs and competitive pressures in the marketplace throughout fiscal year 2013. Average cotton costs for the fiscal year 2013 included in cost of sales were only marginally lower than the average cotton costs for fiscal year 2012, while the average selling price per unit for fiscal year 2013 was approximately 8% lower than our average selling price for fiscal year 2012. While our Apparel results continued to be negatively impacted by these higher costs throughout fiscal year 2013, we began to see improvement in these margins during the latter half of the year as the spread between the cost in our apparel finished goods inventory and the current purchase cost returned to normalized historical levels. As such, our expectations were to continue to see improvement in our Apparel margin over the next several quarters in fiscal 2014, which did in fact occur.

	Fiscal Years Ended
Profit by Segment (in thousands)	2014	2013	2012
Print	$57,390	$54,224	$46,238
Apparel	(9,467)	247	19,345

Total	47,923	54,471	65,583
Less corporate expenses	16,131	15,853	16,203

Earnings before income taxes	$31,792	$38,618	$49,380

Print Segment. As a percent of sales, our Print Segment’s profits were 16.9%, 16.2%, and 16.6% for fiscal years 2014, 2013 and 2012, respectively. Our Print Segment’s profit increased for fiscal year 2014 from $54.2 million in fiscal year 2013 to $57.4 million in fiscal year 2014. This related primarily to our the addition of our fiscal year 2014 acquisitions. Our Print Segment’s profit increased for fiscal year 2013 from $46.2 million in fiscal year 2012 to $54.2 million in fiscal year 2013. This related primarily to our Print acquisitions’ effect over a complete fiscal year.

Apparel Segment. During the fourth quarter of fiscal year ended 2014 we recorded a non-cash impairment charge of $24.2 million ($18.6 million to goodwill and $5.6 million to trademarks). Our Apparel profits absent this charge for the last 3 fiscal years would have been as follows: $14.7 million – 2014, $0.2 million – 2013, and $19.3 million – 2012. As a percent of sales, our Apparel pre-impairment profits were 7.3%, 0.1%, and 8.1% for fiscal years 2014, 2013 and 2012, respectively. The improvement in our Apparel profits, excluding the impairment charge, for fiscal year 2014 compared to fiscal year 2013 was due to our improving gross profit margin due to lower input costs offset by lower selling prices. The decline in our Apparel profits during fiscal year 2013 compared to 2012 related primarily to the impact of decreased Apparel sales, and declining margins due to higher input costs and lower selling prices.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2014	2013
Working Capital	$172,266	$150,377
Cash	$5,316	$6,232

Working Capital. Our working capital increased by approximately $21.9 million, or 14.6%, from $150.4 million at February 28, 2013 to $172.3 million at February 28, 2014. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.5-to-1.0 for fiscal year 2013 to 5.1-to-1.0 for fiscal year 2014. The increase in our working capital related primarily to the increase in our Apparel inventory of $18.1 million, which increased from $88.5 million at February 28, 2013 to $106.6 million at February 28, 2014, and an increase of approximately $2.1 million in our Print inventory due to recent acquisitions.

	Fiscal Years Ended
(Dollars in thousands)	2014	2013
Net Cash provided by operating activities	$32,755	$49,957
Net Cash provided by (used in) investing activities	$(65,511)	$1,195
Net Cash provided by (used in) financing activities	$32,508	$(55,215)

Cash flows from operating activities. Net cash provided by operating activities was $32.8 million for fiscal 2014 compared to $50.0 million for fiscal year 2013 and $24.6 million for fiscal year 2012, or a decrease of $17.2 million in 2014 and an increase of $25.4 million in 2013 over the previous period. The decrease in cash provided during fiscal year 2014 related primarily from: (i) $34.7 million more in cash used for inventory and (ii) $3.6 million in cash used to reduce our pension liability. These uses were offset in part by: (i) an additional $15.0 million in pre-impairment/pre-bad debt earnings during the year; (ii) $2.4 million less cash used on accounts payable and accrued expenses; and (iii) $2.6 million in cash provided by a reduction in our prepaid expenses. The increase in cash provided during fiscal year 2013 related primarily to $40.0 million in cash provided by a reduction in our inventories, which was offset by lower earnings of $6.7 million during the period and a use of cash to reduce our accounts payable and accrued expenses by $7.3 million.

Cash flows from investing activities. Net cash used in investing activities was $65.5 million in fiscal year 2014, primarily resulting from: (i) $61.9 million of cash consideration paid for the acquisitions of NIC, Wisco and Folder Express; and (ii) capital expenditures of $4.6 million. These uses were offset in part by the proceeds received from the sale of property, plant and equipment during the period. Net cash provided by investing activities was $1.2 million in fiscal 2013. This resulted primarily from a use of $2.6 million in cash for capital expenditures, which was offset by an adjustment of $3.7 million to the cash consideration paid relating to our Printegra/PrintXcel acquisitions completed during fiscal year 2012.

Cash flows from financing activities. Net cash provided by financing activities was $32.5 million in fiscal year 2014 compared to a use of cash of $55.2 million in fiscal year 2013, or a net change of $87.7 million. During fiscal year 2014, we borrowed net cash of $48.0 from our revolving credit facility to finance our acquisition activity and we used $13.8 million in cash for dividends. In addition, we received $.1 million in cash from the exercise of stock options during the year. During fiscal year 2013, we used $32.5 million in net cash to pay down our revolving credit facility and used $22.8 million for dividends. During fiscal year 2013 one additional dividend payment was made versus fiscal year 2014, based on the Board’s decision to accelerate the normal first payment for fiscal year 2014 into fiscal year 2013. All things being consistent, the normal cash required to pay our dividends would be approximately $18.3 million per annum.

Stock Repurchase – On October 20, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total available to repurchase our common stock at that time to approximately $9.0 million. During fiscal year 2014, we repurchased 119,902 shares of our common stock at an average price per share of $15.31. We have repurchased a total of 215,902 shares of our common stock since the inception of the program at an average price of $13.15 per share. Unrelated to the stock repurchase program, we purchased 112, 175 and 100 shares of common stock during the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 respectively.

Credit Facility – On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at February 28, 2014 and 1.7% at February 28, 2013), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of February 28, 2014, we had $105.5 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $41.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of February 28, 2014. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

During fiscal year 2014, we borrowed $73.0 million, and we paid down an additional $25.0 million on the revolving credit line. It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (MAP-21) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. We anticipate that we will contribute from $2.0 million to $3.0 million during fiscal year 2015. We made contributions of $3.0 million to our Pension Plan during each of our last 3 fiscal years. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funded status, associated liabilities recorded and future required minimum contributions. At February 28, 2014, we had an unfunded pension liability recorded on our balance sheet of $1.9 million. Each 10 basis point change in the discount rate potentially impacts our computed pension liability by approximately $800,000.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2015, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2013 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2014. The following table represents our contractual commitments as of February 28, 2014 (in thousands).

						2019 to
	Total	2015	2016	2017	2018	2024
Debt:
Revolving credit facility	$105,500	$—	$—	$105,500	$—	$—
Other contractual commitments:
Estimated pension benefit payments	28,700	2,700	2,900	3,200	3,300	16,600
Letters of credit	3,336	3,336	—	—	—	—
Operating leases	12,745	5,326	3,860	2,239	1,249	71

Total other contractual commitments	44,781	11,362	6,760	5,439	4,549	16,671

Total	$150,281	$11,362	$6,760	$110,939	$4,549	$16,671

We expect future interest payments of $1.7 million for each of the next two fiscal years through February 29, 2016, and $0.8 million for fiscal year ending February 28, 2017, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments totaled $105.5 million at February 28, 2014. We had entered into a $40.0 million interest rate SWAP arrangement designated as a cash flow hedge related to this debt, but this arrangement matured July 22, 2011; as such the entire balance of our line of credit is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2014 would be approximately $1.1 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at February 28, 2014, the decrease in fair value and results of operations would be approximately $0.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matter requires disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2014. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2014.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 Internal Control—Integrated Framework. Based on management’s assessment using those criteria, we believe that, as of February 28, 2014, the Company’s internal control over financial reporting is effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2014 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

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

ENNIS, INC.

Date: May 9, 2014	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 9, 2014	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 9, 2014	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 9, 2014	/s/ IRSHAD AHMAD
Irshad Ahmad, Vice President – Apparel Division and Chief Technology Officer and Director

Date: May 9, 2014	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 9, 2014	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 9, 2014	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 9, 2014	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 9, 2014	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 9, 2014	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 9, 2014	/s/ JAMES C. TAYLOR
James C. Taylor, Director

Date: May 9, 2014	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2014 and February 28, 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 28, 2014 and February 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 9, 2014 expressed an unqualified opinion on the effectiveness of Ennis, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

May 9, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the internal control over financial reporting of Ennis Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2014, and our report dated May 9, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

May 9, 2014

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Fiscal Years Ended
	2014	2013
Assets
Current assets
Cash	$5,316	$6,232
Accounts receivable, net of allowance for doubtful receivables of $3,672 at February 28, 2014 and $3,952 at February 28, 2013	63,695	60,071
Prepaid expenses	8,152	7,425
Prepaid income taxes	623	4,170
Inventories	130,095	109,698
Deferred income taxes	6,262	5,820

Total current assets	214,143	193,416
Property, plant and equipment, at cost
Plant, machinery and equipment	160,229	155,093
Land and buildings	81,555	80,438
Other	23,403	23,252

Total property, plant and equipment	265,187	258,783
Less accumulated depreciation	173,622	166,870

Net property, plant and equipment	91,565	91,913

Goodwill	115,207	121,809
Trademarks and trade names	62,898	63,378
Other intangible assets, net	48,877	20,773
Deferred finance charges, net	373	522
Other assets	3,284	3,481

Total assets	$536,347	$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(Dollars in thousands, except for par value and share amounts)

	Fiscal Years Ended
	2014	2013
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,062	$22,256
Accrued expenses
Employee compensation and benefits	16,520	17,470
Taxes other than income	445	582
Income taxes payable	338	621
Other	2,512	2,110

Total current liabilities	41,877	43,039

Long-term debt	105,500	57,500
Liability for pension benefits	1,915	9,341
Deferred income taxes	22,904	23,184
Other liabilities	1,216	1,012

Total liabilities	173,412	134,076

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2014 and 2013	75,134	75,134
Additional paid-in capital	122,517	122,186
Retained earnings	251,137	251,713
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(915)	571
Minimum pension liability, net of taxes	(11,498)	(15,474)

Total accumulated other comprehensive income (loss)	(12,413)	(14,903)

Treasury stock	(73,440)	(72,914)

Total shareholders’ equity	362,935	361,216

Total liabilities and shareholders’ equity	$536,347	$495,292

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2014	2013	2012
Net sales	$542,442	$533,506	$517,014
Cost of goods sold	398,649	409,354	386,501

Gross profit margin	143,793	124,152	130,513
Selling, general and administrative	86,677	83,757	78,962
Impairment of goodwill and trademarks	24,226	—	—
(Gain) loss from disposal of assets	(274)	2	(137)

Income from operations	33,164	40,393	51,688
Other expense
Interest expense	(1,268)	(1,528)	(2,285)
Other, net	(104)	(247)	(23)

	(1,372)	(1,775)	(2,308)

Earnings before income taxes	31,792	38,618	49,380
Provision for income taxes	18,603	13,903	18,022

Net earnings	$13,189	$24,715	$31,358

Weighted average common shares outstanding
Basic	26,125,348	26,035,571	25,946,107

Diluted	26,146,325	26,053,452	25,967,677

Per share amounts
Net earnings - basic	$0.50	$0.95	$1.21

Net earnings - diluted	$0.50	$0.95	$1.21

Cash dividends per share	$0.53	$0.88	$0.62

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	2014	2013	2012
Net earnings	$13,189	$24,715	$31,358
Foreign currency translation adjustment, net of deferred taxes	(1,486)	(451)	(705)
Unrealized gain on derivative instruments, net of deferred taxes	—	—	372
Adjustment to pension, net of deferred taxes	3,976	(1,667)	(4,004)

Comprehensive income	$15,679	$22,597	$27,021

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2012, 2013, AND 2014

(Dollars in thousands, except share and per share amounts)

					Accumulated Other Comprehensive
			Additional Paid-in Capital
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount			Income (Loss)	Shares	Amount	Total
Balance March 1, 2011	30,053,443	$75,134	$121,306	$234,636	$(8,448)	(4,197,567)	$(74,945)	$347,683
Net earnings	—	—	—	31,358	—	—	—	31,358
Foreign currency translation, net of deferred tax of $436	—	—	—	—	(705)	—	—	(705)
Unrealized gain on derivative instruments, net of deferred tax benefit of $230	—	—	—	—	372	—	—	372
Adjustment to pension, net of deferred tax of $2,476	—	—	—	—	(4,004)	—	—	(4,004)
Dividends declared ($.62 per share)	—	—	—	(16,132)	—	—	—	(16,132)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	63	—	—	—	—	63
Stock based compensation	—	—	1,025	—	—	—	—	1,025
Exercise of stock options and restricted stock grants	—	—	(1,004)	—	—	67,999	1,221	217
Stock repurchases	—	—	—	—	—	(100)	(2)	(2)

Balance February 29, 2012	30,053,443	$75,134	$121,390	$249,862	$(12,785)	(4,129,668)	$(73,726)	$359,875
Net earnings	—	—	—	24,715	—	—	—	24,715
Foreign currency translation, net of deferred tax of $279	—	—	—	—	(451)	—	—	(451)
Adjustment to pension, net of deferred tax of $1,031	—	—	—	—	(1,667)	—	—	(1,667)
Dividends declared ($.88 per share)	—	—	—	(22,864)	—	—	—	(22,864)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	66	—	—	—	—	66
Stock based compensation	—	—	1,459	—	—	—	—	1,459
Exercise of stock options and restricted stock grants	—	—	(729)	—	—	45,078	814	85
Stock repurchases	—	—	—	—	—	(175)	(2)	(2)

Balance February 28, 2013	30,053,443	$75,134	$122,186	$251,713	$(14,903)	(4,084,765)	$(72,914)	$361,216
Net earnings	—	—	—	13,189	—	—	—	13,189
Foreign currency translation, net of deferred tax of $910	—	—	—	—	(1,486)	—	—	(1,486)
Adjustment to pension, net of deferred tax of $2,435	—	—	—	—	3,976	—	—	3,976
Dividends declared ($.525 per share)	—	—	—	(13,765)	—	—	—	(13,765)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	17	—	—	—	—	17
Stock based compensation	—	—	1,532	—	—	—	—	1,532
Exercise of stock options and restricted stock grants	—	—	(1,218)	—	—	73,503	1,312	94
Stock repurchases	—	—	—	—	—	(120,014)	(1,838)	(1,838)

Balance February 28, 2014	30,053,443	$75,134	$122,517	$251,137	$(12,413)	(4,131,276)	$(73,440)	$362,935

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$13,189	$24,715	$31,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,854	9,957	9,521
Amortization of deferred finance charges	149	149	432
Amortization of trade names, customer lists, and patent	4,216	3,278	2,431
Impairment of goodwill and trademarks	24,226	—	—
(Gain) loss from disposal of assets	(274)	2	(137)
Bad debt expense	3,024	743	144
Stock based compensation	1,532	1,459	1,025
Excess tax benefit of stock based compensation	(17)	(66)	(63)
Deferred income taxes	(1,900)	1,263	781
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,909)	(1,400)	7,951
Prepaid expenses	2,953	347	(6,134)
Inventories	(16,415)	18,293	(21,809)
Other current assets	(442)	(327)	564
Other assets	197	(49)	(68)
Accounts payable and accrued expenses	(4,913)	(7,251)	135
Other liabilities	204	(311)	(197)
Liability for pension benefits	(919)	(845)	(1,361)

Net cash provided by operating activities	32,755	49,957	24,573

Cash flows from investing activities:
Capital expenditures	(4,646)	(2,560)	(5,087)
Purchase price of businesses, net of cash acquired	(61,857)	—	(45,956)
Adjustment to purchase price of businesses acquired	—	3,737	—
Proceeds from disposal of plant and property	992	18	233

Net cash provided by (used in) investing activities	(65,511)	1,195	(50,810)

Cash flows from financing activities:
Borrowings on debt	73,000	5,000	40,000
Repayment of debt	(25,000)	(37,500)	—
Deferred financing charges	—	—	(455)
Dividends	(13,765)	(22,864)	(16,132)
Purchase of treasury stock	(1,838)	(2)	(2)
Proceeds from exercise of stock options	94	85	217
Excess tax benefit of stock based compensation	17	66	63

Net cash provided by (used in) financing activities	32,508	(55,215)	23,691

Effect of exchange rate changes on cash	(668)	(115)	651
Net change in cash	(916)	(4,178)	(1,895)
Cash at beginning of period	6,232	10,410	12,305

Cash at end of period	$5,316	$6,232	$10,410

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters

Nature of Operations. Ennis, Inc. and its wholly owned subsidiaries (the “Company”) are principally engaged in the production of and sale of business forms, other business products and apparel to customers primarily located in the United States.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal years ended on the following days: February 28, 2014, February 28, 2013 and February 29, 2012 (fiscal years ended 2014, 2013, and 2012, respectively).

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

Inventories. With the exception of approximately 10% of its print segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or market. At fiscal years ended 2014 and 2013, approximately 1.9% and 2.6% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2014 and 2013 were $2.9 million and $2.5 million, respectively.

Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for machinery and equipment and 10 to 33 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property.

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized. Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the related business unit to its carrying value. Refer to Note 5 for further discussion of the Company’s fiscal year 2014 goodwill and trademark impairment.

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

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivables, and accounts payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of fiscal years ended 2014 and 2013 approximates its fair value as the interest rate is tied to market rates.

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

Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $13.7 million, $12.3 million and $10.5 million of revenue was recognized under these arrangements during fiscal years 2014, 2013 and 2012, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1.0 million during each of the last three fiscal years and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Included in this advertising expense is amortization related to direct response advertising of approximately $464,000, $392,000, and $436,000 for the fiscal years ended 2014, 2013 and 2012, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2014, 2013 and 2012 were approximately $145,000, $304,000, and $155,000, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued, calculated using the treasury stock method. For fiscal years 2014, 2013 and 2012, there were 172,543, 297,250 and 216,443 options, respectively, not included in the diluted earnings per share computation because their effect was anti-dilutive.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other expense, net as incurred. Transaction (gains) and losses totaled approximately $35,000, $189,000, and $(81,000) for fiscal years ended 2014, 2013 and 2012, respectively.

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

Stock Based Compensation. The Company recognizes stock-based compensation expense net of estimated forfeitures (estimated at 1%) over the requisite service period of the individual grants, which generally equals the vesting period. The fair value of all share based awards is estimated on the date of grant. For a further discussion of the impact of stock based compensation on the consolidated financial statements, see Note 9, “Stock Option Plan and Stock Based Compensation.”

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

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2014	2013	2012
Balance at beginning of period	$3,952	$4,403	$4,814
Bad debt expense	3,024	743	144
Recoveries	42	45	109
Accounts written off	(3,346)	(1,239)	(675)
Foreign currency translation	—	—	11

Balance at end of period	$3,672	$3,952	$4,403

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

The following table summarizes the components of inventories at the different stages of production for the fiscal years ended (in thousands):

	2014	2013
Raw material	$16,400	$14,470
Work-in-process	14,386	11,238
Finished goods	99,309	83,990

	$130,095	$109,698

The excess of current costs at FIFO over LIFO stated values was approximately $5.0 million for both fiscal years ended 2014 and 2013. During both fiscal year 2014 and 2013, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal year 2013 and 2012. The effect decreased cost of sales by approximately $25,000 and $0.4 million and increased net earnings by approximately $16,000 and $0.3 million for fiscal years 2014 and 2013, respectively. There were no significant liquidations of LIFO inventories during the fiscal year ended 2012. Cost includes materials, labor and overhead related to the purchase and production of inventories.

(4) Acquisitions

On September 27, 2013, the Company acquired the assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The CED assets are comprised of the Wisco® (“Wisco”) brand, which is produced at an owned facility in Tullahoma, TN, and the National Imprint Corporation® (“National Imprint®”, “NIC”) brand, which is produced in a leased facility in Claysburg, PA. Wisco produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors and will continue to be operated under the Wisco and NIC brand names at their respective locations. Wisco and NIC had sales in excess of $40 million for the twelve month period ended December 31, 2012. The acquisition expanded and strengthened the envelope product line for the Company.

The following is a summary of the preliminary purchase price allocations for Wisco and NIC (in thousands):

Accounts receivable	$3,331
Inventories	2,391
Other assets	581
Property, plant & equipment	4,901
Customer lists	26,400
Trade names	3,600
Goodwill	9,450
Accounts payable and accrued liabilities	(3,404)

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Acquisitions-continued

The following is a summary of the preliminary purchase price allocation for Folder Express (in thousands):

Accounts receivable	$1,171
Inventories	2,102
Other assets	196
Property, plant & equipment	1,617
Customer lists	5,920
Trade name	1,520
Goodwill	2,574
Accounts payable and accrued liabilities	(493)

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

	Unaudited
	2014	2013
Pro forma net sales	$578,900	$594,802
Pro forma net earnings	15,972	31,908
Pro forma earnings per share - diluted	0.61	1.22

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

(5) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair value-based test that compares the fair value of the asset to its carrying value. Goodwill and other intangible assets are tested for impairment at a reporting unit level, which the Company has determined is at the Print and Apparel Segment level. The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying amount. If the carrying amount exceeds its estimated value, a potential impairment is indicated and step two is performed. Step two compares the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities, including unrecognized intangible assets of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired. After conducting its fiscal year 2014 test, the Company determined there was no impairment in the Print Segment, but that an impairment charge of $18.6 million was required for the Apparel Segment’s recorded goodwill, to reduce the Segment’s carrying value to its indicated fair value. The goodwill impairment charge was primarily driven by the depressed market environment over the past several years and the resulting impact that has had on the Apparel Segment’s expected future cash flows. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Goodwill and Other Intangible Assets-continued

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives (between 1 and 15 years). Trademarks and trade names with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. After conducting its fiscal year 2014 test, the Company determined there was no impairment in the Print Segment and that an impairment charge of $5.6 million was required to reduce the carrying value of the Apparel Segment’s trademarks to their indicated fair value. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of February 28, 2014	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	7.1	70,207	21,840	48,367
Patent	4.0	773	263	510

Total	7.1	$72,214	$23,337	$48,877

As of February 28, 2013
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.4	37,887	17,753	20,134
Patent	5.0	773	134	639

Total	6.2	$39,894	$19,121	$20,773

	—

	Fiscal years ended
	2014	2013
Non-amortizing intangible assets
Trademarks and trade names	$62,898	$63,378

Aggregate amortization expense for each of the fiscal years 2014, 2013 and 2012 was approximately $4.2 million, $3.3 million and $2.4 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2015	5,549
2016	5,491
2017	5,491
2018	5,252
2019	4,789

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill for the fiscal years ended are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of February 29, 2012	$47,085	$74,549	$121,634
Goodwill acquired adjustment	175	—	175
Goodwill impairment	—	—	—

Balance as of February 28, 2013	47,260	74,549	121,809
Goodwill acquired	12,024	—	12,024
Goodwill impairment	—	(18,626)	(18,626)

Balance as of February 28, 2014	$59,284	$55,923	$115,207

During the fiscal ended February 28, 2013, an adjustment of $0.2 million reflects a revised estimate in accounts receivable, inventories, accrued expenses, and property, plant and equipment, net of adjustment to the purchase price, related to the acquisition of PrintXcel and Printegra assets from Cenveo Corporation (“Cenveo”) and its subsidiaries. During the fiscal year ended February 28, 2014, $12.0 million was added to goodwill related to the acquisition of the Wisco, NIC and Folder Express assets, and an adjustment of ($18.6) million reflects an impairment charge related to goodwill recorded from the previous acquisition of Alstyle Apparel.

(6) Other Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28, 2014	February 28, 2013
Accrued taxes	$362	$361
Accrued legal and professional fees	964	777
Accrued interest	193	120
Accrued utilities	130	96
Accrued acquisition related obligations	146	163
Other accrued expenses	717	593

	$2,512	$2,110

(7) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2014	February 28, 2013
Revolving credit facility	$105,500	$57,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at February 28, 2014 and 1.7% at February 28, 2013), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of February 28, 2014, the Company had $105.5 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $41.2

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt-continued

million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of February 28, 2014. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

(8) Shareholders’ Equity

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. On April 20, 2012, the Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock at that time to approximately $9.0 million. During fiscal year 2014 the Company repurchased 119,902 shares of common stock at an average price of $15.31 per share. There have been a total of 215,902 common shares repurchased under the program since its inception at an average price of $13.15 per share. Unrelated to the stock repurchase program, the Company purchased 112, 175 and 100 shares of common stock during the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(9) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2014, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 872,992 shares of unissued common stock reserved under the plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2014, 2013 and 2012, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.5 million ($1.0 million net of tax), $1.5 million ($0.9 million net of tax) and $1.0 million ($0.7 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three years ended February 28, 2014:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2011	261,900	$14.31	6.5	$757
Granted	82,743	17.57
Terminated	(2,500)	8.94
Exercised	(31,950)	10.68

Outstanding at February 29, 2012	310,193	$15.60	6.6	$626
Granted	72,707	15.48
Terminated	(11,400)	13.57
Exercised	(8,500)	8.94

Outstanding at February 28, 2013	363,000	$15.79	6.4	$421
Granted	36,155	14.05
Terminated	(7,750)	13.30
Exercised	(22,000)	12.59

Outstanding at February 28, 2014	369,405	$15.86	6.0	$416

Exercisable at February 28, 2014	257,194	$16.01	5.1	$337

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal years ended 2014, 2013 and 2012:

	2014	2013	2012
Expected volatility	30.41%	37.02%	43.76%
Expected term (years)	3	3	3
Risk free interest rate	0.35%	0.43%	1.16%
Dividend yield	4.63%	4.42%	3.66%
Weighted average grant-date fair value	$1.96	$2.83	$4.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2014	2013	2012
Total cash received	$94	$85	$217
Income tax (expense) benefit	17	66	63
Total grant-date fair value	50	13	54
Intrinsic value	117	54	200

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 28, 2014, and changes during the fiscal year ended February 28, 2014 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 28, 2013	169,954	$3.20
New grants	36,155	1.96
Vested	(93,898)	3.08
Forfeited	—	—

Unvested at February 28, 2014	112,211	$2.89

As of February 28, 2014, there was $144,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.2 years. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2014 was $1.5 million.

The following table summarizes information about stock options outstanding at the end of fiscal year 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.94 to $11.67	48,000	5.2	$8.94	48,000	$8.94
14.82 to 16.42	148,862	6.4	15.36	64,234	16.00
17.57 to 19.69	172,543	6.0	18.23	144,960	18.35

	369,405	6.0	15.86	257,194	16.01

Restricted Stock

The Company had the following restricted stock grants activity for the three fiscal years ended February 28, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2011	80,823	$15.59
Granted	93,959	17.57
Terminated	—	—
Vested	(43,449)	15.34

Outstanding at February 29, 2012	131,333	$17.09
Granted	92,293	15.46
Terminated	—	—
Vested	(36,578)	16.05

Outstanding at February 28, 2013	187,048	$16.49
Granted	55,607	14.05
Terminated	—	—
Vested	(61,753)	16.40

Outstanding at February 28, 2014	180,902	$15.77

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Option Plan and Stock Based Compensation-continued

As of February 28, 2014, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.2 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.1 years. As of February 28, 2014, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.9 million.

(10) Pension Plan

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

The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2014	2013
Equity securities	56%	53%
Debt securities	37%	39%
Cash and cash equivalents	7%	8%

Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2014 is as follows:

Asset Class	Target Allocation Percentage
Cash	2 - 5%
Fixed Income	43 - 53%
Equity	45 - 55%

The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2014 was 8.0%, the rate used in the calculation of the current year pension expense.

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

Level 1 -	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 -	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Pension Plan-continued

Level 3 -	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables present the Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2014 and 2013 (in thousands):

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/28/14	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,247	$3,247	$—	$—
Government bonds	10,713	—	10,713	—
Corporate bonds	7,695	—	7,695	—
Domestic equities	21,928	21,928	—	—
Foreign equities	5,841	5,841	—	—

	$49,424	$31,016	$18,408	$—

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/28/13	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,605	$3,605	$—	$—
Government bonds	9,972	—	9,972	—
Corporate bonds	7,443	—	7,443	—
Domestic equities	20,771	20,771	—	—
Foreign equities	3,183	3,183	—	—

	$44,974	$27,559	$17,415	$—

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

(10) Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2014	2013	2012
Components of net periodic benefit cost
Service cost	$1,262	$1,283	$1,214
Interest cost	2,402	2,402	2,523
Expected return on plan assets	(3,490)	(3,208)	(3,214)
Amortization of:
Prior service cost	(145)	(145)	(145)
Unrecognized net loss	2,052	1,823	1,262

Net periodic benefit cost	2,081	2,155	1,640

Other changes in Plan Assets and Projected Benefit Obligation Recognized in Other comprehensive Income
Net actuarial loss (gain)	(4,600)	4,370	7,923
Amortization of net actuarial loss	(2,052)	(1,823)	(1,262)
Amortization of prior service credit	145	145	145

	(6,507)	2,692	6,806

Total recognized in net periodic pension cost and other comprehensive income	($4,426)	$4,847	$8,446

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2014	2013	2012
Weighted average discount rate (net periodic pension cost)	4.60%	5.05%	5.85%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	4.90%	4.60%	5.05%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Pension Plan-continued

The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$54,315	$49,496
Service cost	1,262	1,283
Interest cost	2,402	2,402
Actuarial (gain)/loss	(3,095)	3,579
Benefits paid	(3,545)	(2,445)

Projected benefit obligation at end of year	$51,339	$54,315

Change in plan assets:
Fair value of plan assets at beginning of year	$44,974	$42,002
Company contributions	3,000	3,000
Gains on plan assets	4,995	2,418
Benefits paid	(3,545)	(2,446)

Fair value of plan assets at end of year	$49,424	$44,974

Funded status (benefit obligation less plan assets)	($1,915)	$(9,341)

Accumulated benefit obligation at end of year	$46,815	$49,791

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company expects to contribute from $2.0 million to $3.0 million during fiscal year 2015.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Year	Projected Payments
2015	$2,700
2016	2,900
2017	3,200
2018	3,300
2019	3,400
2020 - 2024	13,200

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $925,000, $815,000 and $576,000 in fiscal years ended 2014, 2013 and 2012, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $254,000, $258,000, and $268,000, in fiscal years ended 2014, 2013 and 2012, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2014	2013	2012
Current:
Federal	$17,755	$10,316	$12,650
State and local	2,946	2,205	2,575
Foreign	183	168	1,985

Total current	20,884	12,689	17,210
Deferred:
Federal	(1,550)	803	794
State and local	(731)	411	18

Total deferred	(2,281)	1,214	812

Total provision for income taxes	$18,603	$13,903	$18,022

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2014, was 58.5%, as compared with a 36.0% and 36.5% in 2013 and 2012, respectively. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.9	3.7	3.5
Domestic production activities deduction	(4.8)	(2.9)	(2.6)
Impairment of goodwill	20.5	—	—
Other	3.9	0.2	0.6

	58.5%	36.0%	36.5%

Included in other assets on the consolidated balance sheets is approximately $2,800,000 of refund receivable related to amended Canadian tax returns for fiscal years 2006-2008.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes-continued

	2014	2013
Current deferred tax assets related to:
Allowance for doubtful receivables	$1,395	$1,527
Inventories	2,661	2,522
Employee compensation and benefits	2,275	1,770
Other	(69)	1

	$6,262	$5,820

Noncurrent deferred tax (liabilities) assets related to:
Property, plant and equipment	$(4,682)	$(4,802)
Goodwill and other intangible assets	(21,913)	(23,451)
Pension and noncurrent employee compensation benefits	2,384	4,987
Net operating loss and foreign tax credits	381	201
Property tax	(634)	(554)
Currency exchange	560	(357)
Stock options exercised	1,003	798
Other	(3)	(6)

	$(22,904)	$(23,184)

Included in other non-current deferred tax liability (asset) are currency exchange, stock options exercised, and the valuation allowance. As of the fiscal year ended 2014, the Company has federal net operating loss carry forwards of approximately $443,000 expiring in fiscal years 2014 through 2017. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the net operating loss carry forwards.

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

At fiscal year-end 2014 and 2013, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $246,000 and $96,000, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2014, the unrecognized tax benefit includes an aggregate of $17,000 of interest expense. Approximately $32,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2014 and 2013 is as follows (in thousands):

	2014	2013
Balance at beginning of year	$96	$337
Additions (reductions) based on tax positions related to the current year	182	(211)
Reductions due to lapses of statutes of limitations	(32)	(30)

Balance at end of year	$246	$96

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. Federal income tax matters for years through 2008. All material state and local income tax matters have been concluded for years through 2008 and foreign tax jurisdictions through 2008.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes-continued

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2014, 2013 and 2012.

(12) Earnings per Share

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

	2014	2013	2012
Basic weighted average common shares outstanding	26,125,348	26,035,571	25,946,107
Effect of dilutive options	20,977	17,881	21,570

Diluted weighted average common shares outstanding	26,146,325	26,053,452	25,967,677

Per share amounts:
Net earnings – basic	$0.50	$0.95	$1.21

Net earnings – diluted	$0.50	$0.95	$1.21

Cash dividends	$0.53	$0.88	$0.62

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

The Print Segment, which represented 63% of the Company’s consolidated net sales for fiscal year 2014, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing plants throughout the United States in 21 strategically located states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcel™, and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides tags and labels, promotional products and advertising concept products); Atlas Tag & Label® (which provides tags and labels); Trade Envelopes® and Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Segment Information and Geographic Information-continued

in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams-McClure sales are generally provided through advertising agencies. Assets in this segment increased in 2014 primarily as a result of the Company’s acquisition of Wisco, NIC and Folder Express.

The Apparel Segment, which accounted for 37% of the Company’s fiscal year 2014 consolidated net sales, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the fiscal years ended 2014, 2013 and 2012 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Fiscal year ended February 28, 2014:
Net sales	$339,947	$202,495	$—	$542,442
Depreciation	5,804	3,845	205	9,854
Amortization of identifiable intangibles	2,749	1,467	—	4,216
Impairment of goodwill and trademarks	—	24,226	—	24,226
Segment earnings (loss) before income tax	57,390	(9,467)	(16,131)	31,792
Segment assets	221,937	302,020	12,390	536,347
Capital expenditures	2,746	1,228	672	4,646
Fiscal year ended February 28, 2013:
Net sales	$334,701	$198,805	$—	$533,506
Depreciation	5,895	3,815	247	9,957
Amortization of identifiable intangibles	1,811	1,467	—	3,278
Segment earnings (loss) before income tax	54,224	247	(15,853)	38,618
Segment assets	167,329	313,790	14,173	495,292
Capital expenditures	2,513	12	35	2,560
Fiscal year ended February 29, 2012:
Net sales	$277,988	$239,026	$—	$517,014
Depreciation	5,129	3,979	413	9,521
Amortization of identifiable intangibles	964	1,467	—	2,431
Segment earnings (loss) before income tax	46,238	19,345	(16,203)	49,380
Segment assets	178,504	335,540	17,918	531,962
Capital expenditures	1,958	3,091	38	5,087

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Segment Information and Geographic Information-continued

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousands):

	United States	Canada	Mexico	Total
2014
Net sales to unaffiliated customers
Print Segment	$339,947	$—	$—	$339,947
Apparel Segment	183,335	18,694	466	202,495

	$523,282	$18,694	$466	$542,442

Identifiable long-lived assets
Print Segment	$43,849	$—	$—	$43,849
Apparel Segment	147	40	43,757	43,944
Corporate	3,772	—	—	3,772

	$47,768	$40	$43,757	$91,565

2013
Net sales to unaffiliated customers
Print Segment	$334,701	$—	$—	$334,701
Apparel Segment	180,215	17,806	784	198,805

	$514,916	$17,806	$784	$533,506

Identifiable long-lived assets
Print Segment	$41,106	$—	$—	$41,106
Apparel Segment	240	26	47,237	47,503
Corporate	3,304	—	—	3,304

	$44,650	$26	$47,237	$91,913

2012
Net sales to unaffiliated customers
Print Segment	$277,988	$—	$—	$277,988
Apparel Segment	219,687	18,377	962	239,026

	$497,675	$18,377	$962	$517,014

Identifiable long-lived assets
Print Segment	$44,712	$—	$—	$44,712
Apparel Segment	196	29	51,062	51,287
Corporate	3,517	—	—	3,517

	$48,425	$29	$51,062	$99,516

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2019. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating Lease Commitments
2015	$5,326
2016	3,860
2017	2,239
2018	1,249
2019	71
Thereafter	—

$12,745

Rent expense attributable to such leases totaled $7.0 million, $6.8 million, and $7.5 million for the fiscal years ended 2014, 2013 and 2012, respectively.

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

(15) Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2014	2013	2012
Interest paid	$1,195	$1,456	$2,395
Income taxes paid	$17,799	$13,694	$23,346

(16) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2014 and 2013 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2014:
Net sales	$138,466	$135,288	$136,550	$132,138
Gross profit margin	35,795	36,659	37,759	33,580
Net earnings (loss)	8,506	9,801	9,349	(14,467)
Dividends paid	—	4,587	4,588	4,590
Per share of common stock:
Basic net earnings (loss)	$0.33	$0.38	$0.36	$(0.55)
Diluted net earnings (loss)	$0.33	$0.38	$0.36	$(0.55)
Dividends (1)	$—	$0.175	$0.175	$0.175

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Quarterly Consolidated Financial Information (Unaudited)-continued

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2013:
Net sales	$142,528	$138,344	$128,996	$123,638
Gross profit margin	28,249	33,949	30,611	31,343
Net earnings	3,879	7,592	6,170	7,074
Dividends paid	4,560	4,575	4,576	9,153
Per share of common stock:
Basic net earnings	$0.15	$0.29	$0.24	$0.27
Diluted net earnings	$0.15	$0.29	$0.24	$0.27
Dividends	$0.175	$0.175	$0.175	$0.35

Current Quarter Compared to Same Quarter Last Year

For the quarter ended February 28, 2014, a non-cash impairment charge of $24.2 million ($18.6 million to goodwill and $5.6 million to trademarks) related to the apparel segment was recorded. In the last two quarters for fiscal year ended February 28, 2014, the Company’s net sales increased in comparison to the last two quarters of the previous fiscal year. The primary reason for the increase was the Company’s recent Print Segment acquisitions of the Custom Envelope Division and Folder Express. In each of the quarters for fiscal year ended February 28, 2014, the Company’s gross profit margin (“margin”) increased over the comparable quarters for fiscal year ended February 28, 2013. The primary reason for the increase was due to the improved Apparel Segment margins due to lower input costs, cotton in particular.

(1)	During the fourth quarter of fiscal year 2013, one additional dividend payment was made rather than in the first quarter of fiscal year 2014, based on the Board’s decision to accelerate the normal first quarter payment for fiscal year 2014 into fiscal year 2013.

(17) Concentrations of Risk

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At February 28, 2014, cash balances included $3.7 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At February 28, 2014, the Company had $0.3 million in Canadian and $0.8 million in Mexican bank accounts.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s
Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s
Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s
Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2014, filed on May 9, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

E-1