Form 10-Q
period 2014-05-31
ENNIS, INC.
filed 2014-07-01
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2014

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

As of June 30, 2014, there were 26,142,017 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,	February 28,
	2014	2014
	(unaudited)
Assets
Current assets
Cash	$13,266	$5,316
Accounts receivable, net of allowance for doubtful receivables of $3,718 at May 31, 2014 and $3,672 at February 28, 2014	63,904	63,695
Prepaid expenses	9,218	8,152
Prepaid income taxes	162	623
Inventories	129,598	130,095
Deferred income taxes	6,262	6,262

Total current assets	222,410	214,143
Property, plant and equipment, at cost
Plant, machinery and equipment	160,226	160,229
Land and buildings	82,649	81,555
Other	23,558	23,403

Total property, plant and equipment	266,433	265,187
Less accumulated depreciation	176,205	173,622

Net property, plant and equipment	90,228	91,565

Goodwill	115,219	115,207
Trademarks and trade names	62,898	62,898
Other intangible assets, net	47,460	48,877
Deferred finance charges, net	335	373
Other assets	3,341	3,284

Total assets	$541,891	$536,347

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	May 31,	February 28,
	2014	2014
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,290	$22,062
Accrued expenses
Employee compensation and benefits	14,149	16,520
Taxes other than income	866	445
Income taxes payable	3,869	338
Other	2,417	2,512

Total current liabilities	42,591	41,877

Long-term debt	105,500	105,500
Liability for pension benefits	2,189	1,915
Deferred income taxes	23,504	22,904
Other liabilities	1,183	1,216

Total liabilities	174,967	173,412

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2014	75,134	75,134
Additional paid-in capital	120,813	122,517
Retained earnings	254,602	251,137
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	65	(915)
Minimum pension liability, net of taxes	(11,498)	(11,498)

Total accumulated other comprehensive income (loss)	(11,433)	(12,413)

Treasury stock	(72,192)	(73,440)

Total shareholders’ equity	366,924	362,935

Total liabilities and shareholders’ equity	$541,891	$536,347

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	May 31,
	2014	2013
Net sales	$141,186	$138,466
Cost of goods sold	105,798	102,671

Gross profit margin	35,388	35,795
Selling, general and administrative	21,795	22,205
Gain from disposal of assets	(1)	(7)

Income from operations	13,594	13,597
Other income (expense)
Interest expense	(502)	(251)
Other, net	(343)	157

	(845)	(94)

Earnings before income taxes	12,749	13,503
Provision for income taxes	4,717	4,997

Net earnings	$8,032	$8,506

Weighted average common shares outstanding
Basic	25,973,227	26,038,068

Diluted	25,987,377	26,055,869

Per share amounts
Net earnings—basic	$0.31	$0.33

Net earnings—diluted	$0.31	$0.33

Cash dividends per share	$0.175	$—

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended
	May 31,
	2014	2013
Net earnings	$8,032	$8,506
Foreign currency translation adjustment, net of deferred taxes	980	150

Comprehensive income	$9,012	$8,656

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	May 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$8,032	$8,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,582	2,387
Amortization of deferred finance charges	37	37
Amortization of trade names, customer lists, and patent	1,417	795
Gain from disposal of assets	(1)	(7)
Bad debt expense	144	1,099
Stock based compensation	359	405
Deferred income taxes	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(263)	(4,850)
Prepaid expenses	(380)	4,100
Inventories	642	11,683
Other assets	(56)	36
Accounts payable and accrued expenses	558	(3,167)
Other liabilities	(33)	8
Liability for pension benefits	274	520

Net cash provided by operating activities	13,312	21,551

Cash flows from investing activities:
Capital expenditures	(305)	(669)
Proceeds from disposal of plant and property	2	7

Net cash used in investing activities	(303)	(662)

Cash flows from financing activities:
Repayment of debt	—	(12,500)
Dividends	(4,567)	—
Purchase of treasury stock	(869)	(1)
Proceeds from exercise of stock options	54	—

Net cash used in financing activities	(5,382)	(12,501)

Effect of exchange rate changes on cash	323	(224)
Net change in cash	7,950	8,164
Cash at beginning of period	5,316	6,232

Cash at end of period	$13,266	$14,396

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2014 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014, from which the accompanying consolidated balance sheet at February 28, 2014 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 40): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 is effective for the Company in the first quarter of fiscal year 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

FOR THE PERIOD ENDED MAY 31, 2014

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables for the three months ended May 31, 2014 and May 31, 2013 (in thousands):

	Three months ended May 31,
	2014	2013
Balance at beginning of period	$3,672	$3,952
Bad debt expense	144	1,099
Recoveries	11	5
Accounts written off	(109)	(2,349)

Balance at end of period	$3,718	$2,707

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2014	2014
Raw material	$17,504	$16,400
Work-in-process	11,904	14,386
Finished goods	100,190	99,309

	$129,598	$130,095

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

4. Acquisitions-continued

The following is a summary of the preliminary purchase price allocations for Wisco and NIC (in thousands):

Accounts receivable	$3,331
Inventories	2,391
Other assets	581
Property, plant & equipment	4,889
Customer lists	26,400
Trade names	3,600
Goodwill	9,462
Accounts payable and accrued liabilities	(3,404)

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

Three months ended
May 31,
2013
Pro forma net sales	$154,091
Pro forma net earnings	9,699
Pro forma earnings per share - diluted	0.37

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 15 years). Trademarks and trade names with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
As of May 31, 2014
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.9	70,207	23,225	46,982
Patent	3.8	773	295	478

Total	6.9	$72,214	$24,754	$47,460

As of February 28, 2014
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	7.1	70,207	21,840	48,367
Patent	4.0	773	263	510

Total	7.1	$72,214	$23,337	$48,877

	May 31,	February 28,
	2014	2014
Non-amortizing intangible assets
Trademarks and trade names	$62,898	$62,898

Aggregate amortization expense for the three months ended May 31, 2014 and May 31, 2013 was $1.4 million and $0.8 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

5. Goodwill and Other Intangible Assets-continued

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2016	5,491
2017	5,491
2018	5,252
2019	4,789
2020	4,383

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of February 28, 2013	$47,260	$74,549	$121,809
Goodwill acquired	12,024	—	12,024
Goodwill impairment	—	(18,626)	(18,626)

Balance as of February 28, 2014	59,284	55,923	115,207
Goodwill acquired	12	—	12
Goodwill impairment	—	—	—

Balance as of May 31, 2014	$59,296	$55,923	$115,219

During the fiscal year ended February 28, 2014, $12.0 million was added to goodwill related to the acquisition of the Wisco, NIC and Folder Express assets, and an adjustment of ($18.6) million reflects an impairment charge related to goodwill recorded from the previous acquisition of Alstyle Apparel. During the three months ended May 31, 2014, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2014	February 28, 2014
Accrued taxes	$375	$362
Accrued legal and professional fees	706	964
Accrued interest	159	193
Accrued utilities	124	130
Accrued acquisition related obligations	139	146
Other accrued expenses	914	717

	$2,417	$2,512

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2014	February 28, 2014
Revolving credit facility	$105,500	$105,500

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

7. Long-Term Debt-continued

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.65% at May 31, 2014 and 1.69% at May 31, 2013), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2014, the Company had $105.5 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $41.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of May 31, 2014. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the three months ended May 31, 2014 are as follows (in thousands, except share amounts):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2014	30,053,443	$75,134	$122,517	$251,137	$(12,413)	(4,131,276)	$(73,440)	$362,935
Net earnings	—	—	—	8,032	—	—	—	8,032
Foreign currency translation, net of deferred tax of $600	—	—	—	—	980	—	—	980
Dividends declared ($.175 per share)	—	—	—	(4,567)	—	—	—	(4,567)
Stock based compensation	—	—	359	—	—	—	—	359
Exercise of stock options and restricted stock grants	—	—	(2,063)	—	—	119,061	2,117	54
Stock repurchases	—	—	—	—	—	(58,051)	(869)	(869)

Balance May 31, 2014	30,053,443	$75,134	$120,813	$254,602	$(11,433)	(4,070,266)	$(72,192)	$366,924

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. On April 20, 2012, the Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million at that time. During the three months ended May 31, 2014 the Company repurchased 58,051 shares of common stock at an average price of $14.96 per share. There have been a total of 273,953 common shares repurchased under the program since its inception at an average price of $13.53 per share.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2014, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 775,767 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2014. The exercise price of each stock option granted under the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

9. Stock Option Plan and Stock Based Compensation-continued

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

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2014 and May 31, 2013, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.4 million ($0.2 million net of tax), and $0.4 million ($0.3 million net of tax), respectively.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2014:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at February 28, 2014	369,405	$15.86	6.0	$416
Granted	31,418	15.78
Terminated	(20,000)	16.21
Exercised	(6,000)	8.94

Outstanding at May 31, 2014	374,823	$15.95	6.4	$301

Exercisable at May 31, 2014	295,063	$16.16	5.8	$274

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2014 and May 31, 2013:

	May 31,
	2014	2013
Expected volatility	29.25%	30.41%
Expected term (years)	3	3
Risk free interest rate	0.91%	0.35%
Dividend yield	4.11%	4.63%
Weighted average grant-date fair value	$2.70	$1.96

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended
	May 31,
	2014	2013
Total cash received	$54	$—
Income tax benefits	—	—
Total grant-date fair value	9	—
Intrinsic value	36	—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

9. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 28, 2014, and changes during the three months ended May 31, 2014 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2014	112,211	$2.89
New grants	31,418	2.70
Vested	(63,869)	3.27
Forfeited	—	—

Unvested at May 31, 2014	79,760	$2.51

As of May 31, 2014, there was $0.2 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.0 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2014 was $1.0 million.

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2014:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2014	180,902	$15.77
Granted	85,807	15.78
Terminated	—	—
Vested	(113,061)	16.42

Outstanding at May 31, 2014	153,648	$15.30

As of May 31, 2014, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.2 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years. As of May 31, 2014, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.4 million.

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

FOR THE PERIOD ENDED MAY 31, 2014

10. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2014	2013
Components of net periodic benefit cost
Service cost	$281	$315
Interest cost	612	601
Expected return on plan assets	(964)	(872)
Amortization of:
Prior service cost	(36)	(36)
Unrecognized net loss	381	512

Net periodic benefit cost	$274	$520

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. As a result of the enactment, which effectively raises the discount rates mandated for determining the value of a pension plan’s benefit liability and annual cost of accruals, the Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2015. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2015. The Company contributed $3.0 million to the Pension Plan during fiscal year 2014.

11. Earnings per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2014 and May 31, 2013, 296,668 and 333,405 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2014	2013
Basic weighted average common shares outstanding	25,973,227	26,038,068
Effect of dilutive options	14,150	17,801

Diluted weighted average common shares outstanding	25,987,377	26,055,869

Per share amounts:
Net earnings – basic	$0.31	$0.33

Net earnings – diluted	$0.31	$0.33

Cash dividends	$0.175	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 63% of the Company’s consolidated net sales for the three months ended May 31, 2014, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing plants throughout the United States in 21 strategically located states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printer high performance labels and custom and stock tags); Atlas Tag & Label® (which provides custom and stock tags and labels); Trade Envelopes® and Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

The Apparel Segment, which accounted for 37% of the Company’s consolidated net sales for the three months ended May 31, 2014, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three months ended May 31, 2014 and May 31, 2013 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended May 31, 2014:
Net sales	$88,384	$52,802	$—	$141,186
Depreciation	1,564	951	67	2,582
Amortization of identifiable intangibles	1,050	367	—	1,417
Segment earnings (loss) before income tax	15,482	1,176	(3,909)	12,749
Segment assets	218,534	307,296	16,061	541,891
Capital expenditures	252	47	6	305

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

12. Segment Information and Geographic Information-continued

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

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2014:
Net sales to unaffiliated customers
Print Segment	$88,384	$—	$—	$88,384
Apparel Segment	48,002	4,627	173	52,802

	$136,386	$4,627	$173	$141,186

Identifiable long-lived assets
Print Segment	$42,537	$—	$—	$42,537
Apparel Segment	128	39	43,813	43,980
Corporate	3,711	—	—	3,711

	$46,376	$39	$43,813	$90,228

Three months ended May 31, 2013:
Net sales to unaffiliated customers
Print Segment	$81,439	$—	$—	$81,439
Apparel Segment	51,702	5,262	63	57,027

	$133,141	$5,262	$63	$138,466

Identifiable long-lived assets
Print Segment	$39,499	$—	$—	$39,499
Apparel Segment	215	48	46,978	47,241
Corporate	3,303	—	—	3,303

	$43,017	$48	$46,978	$90,043

13. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Three months ended
	May 31,
	2014	2013
Interest paid	$536	$267
Income taxes paid	$567	$546

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At May 31, 2014, cash balances included $10.1 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At May 31, 2014, the Company had $0.6 million in Canadian and $1.2 million in Mexican bank accounts.

15. Subsequent Events

On June 16, 2014, the Company acquired certain assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (the “businesses”) for $10.5 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to earn over the next 4 years under an earn-out provision. The businesses, which generated approximately $27.1 million in sales during the 2013 calendar year, will continue to operate under their respective brand names. Due to the timing of the acquisition, the preliminary purchase price allocation has not been completed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. The Apparel Segment produces and sells activewear, including t-shirts, fleece goods, and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees and fleece.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

On September 30, 2013, we acquired the assets of the businesses operating under the trade name of Folder Express® from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will operates under the Folder Express and other brand names.

On June 16, 2014, we completed the acquisition of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Form Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (“the businesses”) for $10.5 million, plus the assumption of certain trade payables. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to earn over the next 4 years under an earn-out provision. The businesses, which generated approximately $27.1 million in sales during the 2013 calendar year, will continue to operate under their respective brand names.

Business Segment Overview

Our management believes we are the largest provider of business forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 12 of the Notes to the Consolidated Financial Statements beginning on page 17.

Print Segment

The Print Segment, which represented 63% of our consolidated net sales for the three months ended May 31, 2014, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 50 manufacturing plants throughout the United States in 21 strategically located states. Approximately 95% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, and Printegra®. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label® (which provides custom and stock tags and labels); Trade Envelopes® and Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

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

Apparel Segment

The Apparel Segment represented 37% of our consolidated net sales for the three months ended May 31, 2014 and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops, and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales and approximately 91% of their sales are sold domestically. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

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

The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces t-shirts and outsources products such as fleece and some fashion basics from other countries like China, Pakistan, Central America and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price. Alstyle’s competitive disadvantage is that its brand name, Alstyle Apparel, is not as well-known as the brand names of its largest competitors, such as Gildan, Hanes, and Fruit of the Loom. While it is not possible to calculate precisely, because of the lack of adequate public statistical information, management believes that Alstyle is one of the top five providers of blank t-shirts in North America.

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchase 51% of our cotton and yarn from one supplier.

Our Apparel Business Challenges—In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

and Central America. While the domestic economic environment has improved somewhat in the last couple of years which has led to increased demand, this globalization has led to increased pricing pressures and has led to the direct importation by many screen-printers and big-box suppliers products that were once sourced domestically.

In addition, many retailers have started to pre-approve many manufacturers. This has allowed screen-printers and big-box suppliers to use any supplier on a retailer’s pre-approved list without having to take full responsibility for the quality of products being shipped to the stores. As such, the overall quality of the product has become of lesser concern to screen-printers and big-box suppliers. Alstyle believes their products to be some of the highest in the industry with respect to quality and color consistency. However, such quality comes at a cost which has become more difficult to recoup in today’s market. However, it appears lately that some retailers are starting to become more concerned with the quality of garments in their stores. If these concerns are continuing and lead to improvements in the pre-approval process and in-store inspections, such changes could benefit Alstyle in the future.

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

The unusual domestic winter weather conditions last year negatively impacted the already weak retail landscape, and definitely contributed to the softness in our Apparel sales during the current quarter. Some improvement in the environment, however, seemed to be occurring during the tail end of the quarter.

Cotton prices – Our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as inventory is sold, which could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, increases or decreases in cotton costs can have a significant impact on the Company’s operational results for many quarters. A reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current cost of cotton and the cost residing in most manufacturers’ finished goods inventories was at historical levels, creating market valuation issues for some and sale side pressure for others. We lock in the cost of yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. The divergence between the cost of cotton in our finished goods inventory and the current price of cotton is now in line with historical measurements. However, the positive impact of lower cotton costs on our operational results in fiscal year 2013, which help offset the negative impact of lower selling prices, has all but abated. Therefore, continued downward pressure on selling prices due to competitive pricing pressures may negatively impact our reported operating margins, unless offset by operational improvements. In addition, short-term cotton prices and other material related input costs have started to increase over comparable periods, which will also negatively impact our reported margins without an increase in selling price.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, resulting from market softness, economic conditions and the previous non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our labor/utility services which impacted our manufacturing through-put. However, given the improved cost position of our finished goods inventory and current level of utility services, and absent some other disruption, we would not expect any obstacles to increasing production levels to coincide with increases in demand. In addition, with such production increases we would expect to see steady improvement in both our efficiency and utilization gains at all of our production facilities.

Continued economic uncertainties – The economic climate in which we operate continues to be volatile and challenging both domestically and internationally. While the domestic economy has recovered somewhat, the recovery has not been as broad-based as recoveries in the past. Unemployment still remains high, and the disposable income of the majority of the population remains restrained. We saw a significant drop in our sales

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. During fiscal years 2013 and 2014 the marketplace continued to be extremely competitive, with prices continuing to be driven lower as manufacturers tried to maintain certain volume levels. While we saw the same challenging environment during the first quarter of this fiscal year, whether or not this will continue throughout all of this fiscal year is unknown. However, whichever direction the market may take, we feel we are in a much better position today than in years past given the improving operational efficiency of our Agua Prieta facility and the current cost of our finished goods inventory.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 before making an investment in our common stock.

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

FOR THE PERIOD ENDED MAY 31, 2014

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At May 31, 2014, our goodwill and other intangible assets were approximately $115.2 million and $110.4 million, respectively. Management will complete its annual impairment analysis during the 4th quarter of this fiscal year. We cannot predict the occurrence of future impairments or specific triggering-events, nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.5 million and $3.1 million of revenue were recognized under these agreements during the three months ended May 31, 2014 and May 31, 2013, respectively.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered based on our history of earnings expectations for future taxable income, including taxable income in prior carry-back years, as

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

well as future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of earnings. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three months ended May 31, 2014 and May 31, 2013.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of	Three Months Ended May 31,
Earnings—Data (Dollars in thousands)	2014		2013
Net sales	$141,186	100.0%	$138,466	100.0%
Cost of goods sold	105,798	74.9	102,671	74.1

Gross profit margin	35,388	25.1	35,795	25.9
Selling, general and administrative	21,795	15.4	22,205	16.0
Gain from disposal of assets	(1)	—	(7)	—

Income from operations	13,594	9.7	13,597	9.9
Other expense, net	(845)	(0.6)	(94)	(0.1)

Earnings before income taxes	12,749	9.1	13,503	9.8
Provision for income taxes	4,717	3.4	4,997	3.7

Net earnings	$8,032	5.7%	$8,506	6.1%

Three months ended May 31, 2014 compared to three months ended May 31, 2013

Net Sales. Our consolidated net sales were $141.2 million for the quarter ended May 31, 2014, compared to $138.5 million for same quarter last year, or an increase of 1.9%. Print sales increased by 8.6% on a comparable quarter basis, from $81.4 million to $88.4 million. Our apparel sales, on a comparable quarter basis, declined from $57.0 million to $52.8 million, or 7.4%. Our apparel volume was down 2.6% for the period, while it’s selling price per unit was down 4.8%. The extreme winter weather conditions, coupled with continuing economic uncertainties, stressed an already stressed retail market during this time period. While our print sales were up during the period due to our recent acquisitions, they too were impacted by the extreme winter weather conditions this year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

Cost of Goods Sold. Our manufacturing costs increased by $3.1 million from $102.7 million for the three months ended May 31, 2013 to $105.8 million for the three months ended May 31, 2014, or 3.0%. Our consolidated gross profit margin (“margin”) decreased from 25.9% to 25.1% for the quarter ended May 31, 2013 and May 31, 2014, respectively. Our print margin increased from 29.7% to 30.5% on a comparable quarter, an increase of 80 basis points, due to improved operational efficiencies associated with our recent acquisitions. Apparel margin decreased on a comparable quarter basis from 20.3% to 16.0% due to higher input costs and lower selling prices.

Selling, general and administrative expense. For the three months ended May 31, 2014, our selling, general and administrative expenses were $21.8 million, or 15.4% of sales, compared to $22.2 million, or 16.0% of sales for the three months ended May 31, 2013. Our selling, general and administrative expenses continue to improve as we further integrate our print acquisitions into our operating systems/environment. In addition, we had lower bad debt expense this period compared to the same period last year.

Gain from disposal of assets. The gain of $1,000 during the current quarter related primarily to the sale of manufacturing equipment. The gain of $7,000 for the three months ended May 31, 2013 related to the sale of a used vehicle.

Income from operations. Our income from operations for the three months ended May 31, 2014 was $13.6 million or 9.7% of sales, as compared to $13.6 million, or 9.9% of sales for the three months ended May 31, 2013. The decrease in our operational earnings related primarily to the slight decline in our gross profit margin during the quarter.

Other income and expense. Interest expense increased from $0.3 million for the three months ended May 31, 2013 to $0.5 million for the three months ended May 31, 2014. The increase in our interest expense during the quarter related to the increased level of debt outstanding which related to the funding of our recent print acquisitions.

Provision for income taxes. Our effective tax rate remained level at 37.0% for the three months ended May 31, 2013 and 2014.

Net earnings. Due to the above factors, our net earnings for the three months ended May 31, 2014 were $8.0 million, or 5.7% of sales, as compared to $8.5 million, or 6.1% of sales for the three months ended May 31, 2013. Our basic and diluted earnings per share were $0.31 per share for the three months ended May 31, 2014, as compared to $0.33 per share for the three months ended May 31, 2013.

Segment Operating Results

	Three months ended
	May 31,
Net Sales by Segment (in thousands)	2014	2013
Print	$88,384	$81,439
Apparel	52,802	57,027

Total	$141,186	$138,466

Print Segment. Our net print sales, which represented 63% of our consolidated sales for the three months ended May 31, 2014, were approximately $88.4 million compared to $81.4 million for the three months ended May 31, 2013, an increase of $7.0 million or 8.6% for the quarter. The increase in our print sales for the comparable quarter was a result of our recent acquisitions which added approximately $13.9 million in sales. This increase was offset by a net 8.5% decline in sales at our other print locations, which we attribute mainly to the extreme winter weather conditions experienced across the country during the period.

Apparel Segment. Our net apparel sales, which represented 37% of our consolidated sales for the three months ended May 31, 2014, were approximately $52.8 million compared to $57.0 million for the three months May 31, 2013, a decrease of $4.2 million or 7.4% for the quarter (volume down 2.6%, selling price down 4.8%). While our finished good pricing allows us to be more competitive, and while we continue to make cost-side improvements, the apparel market continues to be extremely challenging, both from a volume and pricing perspective. Apparel

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

volumes during the last half of last fiscal year and into this fiscal year continue to be softer than expected, especially on the East Coast and in the Mid-West. We attribute the recent weakness to the extreme winter weather conditions experienced across the country during this time period. This market softness and the continued rather anemic and non-broad based economic recovery, has led to continued market softness and the prevalence of pricing pressures in the marketplace. While the market continued to be challenging through most of the quarter, we did start to see some signs of improvement towards the end of the quarter. Whether this will continue throughout the remainder of year is unknown.

	Three months ended
	May 31,
Gross Profit by Segment (in thousands)	2014	2013
Print	$26,951	$24,227
Apparel	8,437	11,568

Total	$35,388	$35,795

Print Segment. Our print gross profit margin for the three months ended May 31, 2014 was $27.0 million, as compared to $24.2 million for the three months ended May 31, 2013. For the quarter, print margin increased from 29.7% to 30.5% compared to the same quarter last year, and increased sequentially from 28.4% last quarter. This is due primarily to the continued elimination of duplicate costs associated with prior year acquisitions as we convert them onto our computer systems and into our production processes.

Apparel Segment. Our apparel gross profit margin for the three months ended May 31, 2014 was $8.4 million, as compared to $11.6 million for the three months ended May 31, 2013. As a percent of sales, our apparel margin was 16.0% for the current quarter ended May 31, 2014, as compared to 20.3% for the comparable quarter last year. Although, as noted earlier, some recent improvements have been noted in the general market conditions, our margins are highly dependent on selling prices of our products and upon our production volumes. We attempt to align our production volumes with general market conditions, which at this time continues to be challenging and somewhat soft. This continued market softness intensified an already competitive landscape from a pricing perspective, as competitors continued to try to maintain production volumes in a market already challenged by consistent economic uncertainties. Whether this challenging landscape will continue or whether the recent signs of an improving landscape will take hold and be sustainable is unknown at this point.

	Three months ended
	May 31,
Profit by Segment (in thousands)	2014	2013
Print	$15,482	$13,447
Apparel	1,176	4,368

Total	16,658	17,815
Less corporate expenses	3,909	4,312

Earnings before income taxes	$12,749	$13,503

Print Segment. Our print profit for the three months ended May 31, 2014 was $15.5 million, as compared to $13.4 million for the three months ended May 31, 2013. As a percent of sales, our print profits increased from 16.5% to 17.5% for the comparable quarters and increased sequentially from 15.9% last quarter due to improving operational performance of our recent acquisitions.

Apparel Segment. As a result of the factors mentioned above, our apparel profit decreased approximately $3.2 million, from $4.4 million, or 7.7% of sales for the three months ended May 31, 2013 to $1.2 million, or 2.2% of sales for the three months ended May 31, 2014.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

Liquidity and Capital Resources

	May 31,	February 28,
(Dollars in thousands)	2014	2014
Working Capital	$179,819	$172,266
Cash	$13,266	$5,316

Working Capital. Our working capital increased approximately $7.6 million or 4.4%, from $172.3 million at February 28, 2014 to $179.8 million at May 31, 2014. Our current ratio, calculated by dividing our current assets by our current liabilities, increased as well from 5.1 to 1.0 at February 28, 2014 to 5.2 to 1.0 at May 31, 2014. The increase in our working capital related primarily to the increase in our cash of approximately $8.0 million and an increase in our prepaid items of approximately $1.0 million. These increases were offset by an increase in our accounts payable and other accrued expenses of approximately $0.7 million.

	Three months ended May 31,
(Dollars in thousands)	2014	2013
Net Cash provided by operating activities	$13,312	$21,551
Net Cash used in investing activities	$(303)	$(662)
Net Cash used in financing activities	$(5,382)	$(12,501)

Cash flows from operating activities. Cash provided by operating activities decreased by $8.2 million from $21.6 million for the three months ended May 31, 2013 to $13.3 million for the three months ended May 31, 2014. Our lower operational cash flows for the comparable period last year was primarily due to the impact of apparel inventory on our operating cash. Last year our apparel inventory provided approximately $11.7 million in cash, while this year it provided $0.6 million. In addition, our receivables during the current period provided approximately $4.6 million less in operational cash than during the same period last year.

Cash flows from investing activities. Due to a decrease in our capital expenditures during the period, our cash used in investing activities decreased $0.4 million, from $0.7 million to $0.3 million for the three months ended May 31, 2013 and 2014, respectively.

Cash flows from financing activities. We used $7.1 million less in cash this period, than during the same period last year. We used $12.5 million in cash last year to pay down our debt and $5.4 million in cash this year to pay dividends and repurchase our common stock under our stock repurchase program. No dividends were paid in the comparable period last year due to the action taken by the Board, whereby, due to tax law uncertainties, the Board of Directors felt it appropriate to advance the payment of the normal January and May dividend payments into December 2012.

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.65% at May 31, 2014 and 1.69% at May 31, 2013), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2014, we had $105.5 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $41.2 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of May 31, 2014. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2015. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2015. We made contributions of $3.0 million to our Pension Plan during fiscal 2014. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2014, we had an unfunded pension liability recorded on our balance sheet of $2.2 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $0.3 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2014 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $105.5 million at May 31, 2014. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2014 would be approximately $1.1 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at May 31, 2014, the decrease in fair value and results of operations would be approximately $0.3 million.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2014 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended May 31, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of July 1, 2014, the Company has repurchased 273,953 shares under the repurchase program since its inception at an average price per share of $13.53. There is a maximum amount of approximately $6.3 million available to purchase shares under the program.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
March 1, 2014 - March 31, 2014	—	$—	—	$7,160,849
April 1, 2014 - April 30, 2014	—	$—	—	$7,160,849
May 1, 2014 - May 31, 2014	58,051	$14.96	58,051	$6,292,433

Total	58,051	$14.96	58,051	$6,292,433

Items 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

Exhibit Number	Description

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, filed on July 1, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 1, 2014	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and
President

Date: July 1, 2014	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, filed on July 1, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith