Form 10-Q
period 2014-08-31
ENNIS, INC.
filed 2014-09-30
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2014

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

As of September 26, 2014, there were 26,061,436 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	August 31, 2014	February 28, 2014
	(unaudited)

Assets
Current assets
Cash	$13,782	$5,316
Accounts receivable, net of allowance for doubtful receivables of $3,584 at August 31, 2014 and $3,672 at February 28, 2014	67,013	63,695
Prepaid expenses	9,423	8,152
Prepaid income taxes	996	623
Inventories	125,830	130,095
Deferred income taxes	6,262	6,262

Total current assets	223,306	214,143

Property, plant and equipment, at cost
Plant, machinery and equipment	161,635	160,229
Land and buildings	84,347	81,555
Other	23,717	23,403

Total property, plant and equipment	269,699	265,187
Less accumulated depreciation	178,667	173,622

Net property, plant and equipment	91,032	91,565

Goodwill	116,164	115,207
Trademarks and trade names	64,301	62,898
Other intangible assets, net	47,591	48,877
Deferred finance charges, net	298	373
Other assets	3,329	3,284

Total assets	$546,021	$536,347

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	August 31, 2014	February 28, 2014
	(unaudited)

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,584	$22,062
Accrued expenses
Employee compensation and benefits	15,322	16,520
Taxes other than income	1,204	445
Income taxes payable	1,149	338
Other	2,718	2,512

Total current liabilities	43,977	41,877

Long-term debt	104,000	105,500
Liability for pension benefits	2,462	1,915
Deferred income taxes	23,231	22,904
Other liabilities	1,286	1,216

Total liabilities	174,956	173,412

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2014	75,134	75,134
Additional paid-in capital	121,139	122,517
Retained earnings	260,044	251,137
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(380)	(915)
Minimum pension liability, net of taxes	(11,498)	(11,498)

Total accumulated other comprehensive income (loss)	(11,878)	(12,413)

Treasury stock	(73,374)	(73,440)

Total shareholders’ equity	371,065	362,935

Total liabilities and shareholders’ equity	$546,021	$536,347

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013

Net sales	$151,841	$135,288	$293,027	$273,754
Cost of goods sold	113,653	98,629	219,451	201,300

Gross profit margin	38,188	36,659	73,576	72,454

Selling, general and administrative	21,824	21,083	43,619	43,288
Gain from disposal of assets	(3)	(248)	(4)	(255)

Income from operations	16,367	15,824	29,961	29,421

Other income (expense)
Interest expense	(525)	(216)	(1,027)	(467)
Other, net	57	(53)	(286)	104

	(468)	(269)	(1,313)	(363)

Earnings before income taxes	15,899	15,555	28,648	29,058

Provision for income taxes	5,883	5,754	10,600	10,751

Net earnings	$10,016	$9,801	$18,048	$18,307

Weighted average common shares outstanding
Basic	25,990,496	26,102,129	25,991,444	26,078,188

Diluted	26,002,701	26,128,655	26,004,549	26,098,420

Per share amounts
Net earnings - basic	$0.39	$0.38	$0.69	$0.70

Net earnings - diluted	$0.39	$0.38	$0.69	$0.70

Cash dividends per share	$0.175	$0.175	$0.350	$0.175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Net earnings	10,016	$9,801	$18,048	$18,307
Foreign currency translation adjustment, net of deferred taxes	(445)	(1,079)	535	(929)

Comprehensive income	$9,571	$8,722	$18,583	$17,378

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	August 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$18,048	$18,307
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,221	4,752
Amortization of deferred finance charges	75	75
Amortization of trade names, customer lists, and patent	2,836	1,590
Gain from disposal of assets	(4)	(255)
Bad debt expense	231	2,198
Stock based compensation	685	786
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,016)	(1,318)
Prepaid expenses	(887)	3,327
Inventories	5,695	8,978
Other assets	(45)	85
Accounts payable and accrued expenses	882	556
Other liabilities	70	(17)
Liability for pension benefits	547	1,040

Net cash provided by operating activities	32,338	40,104

Cash flows from investing activities:
Capital expenditures	(927)	(2,173)
Purchase of businesses, net of cash acquired	(10,500)	—
Proceeds from disposal of plant and property	13	969

Net cash used in investing activities	(11,414)	(1,204)

Cash flows from financing activities:
Borrowings on debt	11,000	—
Repayment of debt	(12,500)	(22,500)
Dividends	(9,141)	(4,587)
Purchase of treasury stock	(2,051)	(1)
Proceeds from exercise of stock options	54	45

Net cash used in financing activities	(12,638)	(27,043)

Effect of exchange rate changes on cash	180	(408)

Net change in cash	8,466	11,449
Cash at beginning of period	5,316	6,232

Cash at end of period	$13,782	$17,681

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2014 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014, from which the accompanying consolidated balance sheet at February 28, 2014 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

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

FOR THE PERIOD ENDED AUGUST 31, 2014

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables for the three and six months ended August 31, 2014 and August 31, 2013 (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Balance at beginning of period	$3,718	$2,707	$3,672	$3,952
Bad debt expense	87	1,099	231	2,198
Recoveries	8	14	19	19
Accounts written off	(229)	(72)	(338)	(2,421)

Balance at end of period	$3,584	$3,748	$3,584	$3,748

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2014	2014
Raw material	$17,549	$16,400
Work-in-process	10,102	14,386
Finished goods	98,179	99,309

	$125,830	$130,095

4. Acquisitions

On June 16, 2014, the Company acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (the “businesses”) for $10.5 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to earn over the next 4 years under an earn-out provision. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The businesses, which generated approximately $27.1 million in sales during the 2013 calendar year, will continue to operate under their respective brand names. For the six months ended August 31, 2014, the businesses added $6.3 million in sales and $1.1 million in earnings (pre-tax). The acquisition expanded the geographic locations of producing business forms for the Company.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

4. Acquisitions-continued

The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation on intangible assets acquired and an earn-out agreement with a former owner. The following is a summary of the preliminary purchase price allocations for Sovereign Business Forms (in thousands):

Accounts receivable	$2,477
Inventories	1,305
Other assets	653
Property, plant & equipment	3,300
Customer lists	1,550
Trade names	1,403
Goodwill	945
Accounts payable and accrued liabilities	(1,133)

$10,500

On September 27, 2013, the Company acquired the assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The CED assets are comprised of the Wisco® (“Wisco”) brand, which is produced at an owned facility in Tullahoma, TN, and the National Imprint Corporation® (“National Imprint®”, “NIC”) brand, which is produced in a leased facility in Claysburg, PA. Wisco produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors and will continue to be operated under the Wisco and NIC brand names at their respective locations. Wisco and NIC had sales in excess of $40 million for the twelve month period ended December 31, 2012. For the three and six months ended August 31, 2014, the businesses added $9.9 million and $19.6 million, respectively, in sales. For the three and six months ended August 31, 2014, the businesses added $1.4 million and $3.0 million, respectively, in earnings (pre-tax). The acquisition expanded and strengthened the envelope product line for the Company.

The following is a summary of the purchase price allocations for Wisco and NIC (in thousands):

Accounts receivable	$3,331
Inventories	2,391
Other assets	581
Property, plant & equipment	4,889
Customer lists	26,400
Trade names	3,600
Goodwill	9,462
Accounts payable and accrued liabilities	(3,404)

$47,250

On September 30, 2013, the Company acquired the assets of the businesses operating under the trade name of Folder Express® from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will continue to operate under the Folder Express and related brand names. For the three and six months ended August 31, 2014, the businesses added $5.0 million and $9.2 million, respectively, in sales. For the three and six months ended August 31, 2014, the businesses added $0.4 million and $1.0 million, respectively, in earnings (pre-tax). The acquisition expands the Company’s geographic presence in folder products.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

4. Acquisitions-continued

The following is a summary of the purchase price allocations for Folder Express (in thousands):

Accounts receivable	$1,171
Inventories	2,102
Other assets	196
Property, plant & equipment	1,617
Customer lists	5,920
Trade name	1,520
Goodwill	2,574
Accounts payable and accrued liabilities	(493)

$14,607

The results of operations for Wisco, NIC, Folder Express and Sovereign Business Forms are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all operations had been acquired as of March 1, 2012, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Pro forma net sales	$152,607	$157,696	$300,370	$318,570
Pro forma net earnings	9,828	11,319	18,179	21,343
Pro forma earnings per share - diluted	0.38	0.43	0.70	0.82

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

5. Goodwill and Other Intangible Assets-continued

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of August 31, 2014	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	6.7	71,757	24,612	47,145
Patent	3.5	773	327	446

Total	6.7	$73,764	$26,173	$47,591

As of February 28, 2014
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	7.1	70,207	21,840	48,367
Patent	4.0	773	263	510

Total	7.1	$72,214	$23,337	$48,877

	August 31, 2014	February 28, 2014
Non-amortizing intangible assets
Trademarks and trade names	$64,301	$62,898

Aggregate amortization expense for the six months ended August 31, 2014 and August 31, 2013 was $2.8 million and $1.6 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2016	5,646
2017	5,646
2018	5,407
2019	4,944
2020	4,538

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

5. Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print	Apparel
	Segment	Segment
	Total	Total	Total
Balance as of March 1, 2013	$47,260	$74,549	$121,809
Goodwill acquired	12,024	—	12,024
Goodwill impairment	—	(18,626)	(18,626)

Balance as of February 28, 2014	59,284	55,923	115,207
Goodwill acquired	957	—	957
Goodwill impairment	—	—	—

Balance as of August 31, 2014	$60,241	$55,923	$116,164

During the fiscal year ended February 28, 2014, $12.0 million was added to goodwill related to the acquisition of the Wisco, NIC and Folder Express assets. The adjustment of ($18.6) million reflects an impairment charge related to goodwill recorded in connection with the acquisition of Alstyle Apparel. During the six months ended August 31, 2014, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets and $945,000 was added to goodwill related to the acquisition of the Sovereign Business Forms assets.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2014	February 28, 2014
Accrued taxes	$368	$362
Accrued legal and professional fees	881	964
Accrued interest	243	193
Accrued utilities	128	130
Accrued acquisition related obligations	137	146
Accrued credit card fees	315	248
Other accrued expenses	646	469

	$2,718	$2,512

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2014	2014
Revolving credit facility	$104,000	$105,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at August 31, 2014 and 1.43% at August 31, 2013), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

7. Long-Term Debt-continued

2014, the Company had $104.0 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $42.7 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of August 31, 2014. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the six months ended August 31, 2014 are as follows (in thousands, except share amounts):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2014	30,053,443	$75,134	$122,517	$251,137	$(12,413)	(4,131,276)	$(73,440)	$362,935
Net earnings	—	—	—	18,048	—	—	—	18,048
Foreign currency translation, net of deferred tax of $328	—	—	—	—	535	—	—	535
Dividends declared ($.35 per share)	—	—	—	(9,141)	—	—	—	(9,141)
Stock based compensation	—	—	685	—	—	—	—	685
Exercise of stock options and restricted stock grants	—	—	(2,063)	—	—	119,061	2,117	54
Stock repurchases	—	—	—	—	—	(138,551)	(2,051)	(2,051)

Balance August 31, 2014	30,053,443	$75,134	$121,139	$260,044	$(11,878)	(4,150,766)	$(73,374)	$371,065

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. On April 20, 2012, the Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million at that time. During the six months ended August 31, 2014 the Company repurchased 138,551 shares of common stock at an average price of $14.80 per share. There have been a total of 354,453 common shares repurchased under the program since its inception at an average price of $13.80 per share.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2014, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 775,767 shares of unissued common stock reserved under the Plan for issuance as of August 31, 2014. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2014 and August 31, 2013, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

9. Stock Option Plan and Stock Based Compensation-continued

of $0.3 million ($0.2 million net of tax), and $0.4 million ($0.2 million net of tax), respectively. For the six months ended August 31, 2014 and August 31, 2013, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.7 million ($0.4 million net of tax), and $0.8 million ($0.5 million net of tax), respectively.

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2014:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2014	369,405	$15.86	6.0	$416
Granted	31,418	15.78
Terminated	(20,000)	16.21
Exercised	(6,000)	8.94

Outstanding at August 31, 2014	374,823	$15.95	6.2	$244

Exercisable at August 31, 2014	295,063	$16.16	5.5	$235

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2014 and August 31, 2013:

	August 31,
	2014	2013
Expected volatility	29.25%	30.41%
Expected term (years)	3	3
Risk free interest rate	0.91%	0.35%
Dividend yield	4.11%	4.63%

Weighted average grant-date fair value	$2.70	$1.96

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Total cash received	$—	$45	$54	$45
Income tax benefits	—	—	—	—
Total grant-date fair value	—	8	9	8
Intrinsic value	—	46	36	46

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

9. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at February 28, 2014, and changes during the six months ended August 31, 2014 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2014	112,211	$2.89
New grants	31,418	2.70
Vested	(63,869)	3.27
Forfeited	—	—

Unvested at August 31, 2014	79,760	$2.51

As of August 31, 2014, there was $0.2 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.7 years. The total fair value of shares underlying the options vested during the six months ended August 31, 2014 was $0.9 million.

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2014	180,902	$15.77
Granted	85,807	15.78
Terminated	—	—
Vested	(113,061)	16.42

Outstanding at August 31, 2014	153,648	$15.30

As of August 31, 2014, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.9 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years. As of August 31, 2014, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.4 million.

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

FOR THE PERIOD ENDED AUGUST 31, 2014

10. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$280	$316	$561	$631
Interest cost	612	600	1,224	1,201
Expected return on plan assets	(964)	(873)	(1,928)	(1,745)
Amortization of:
Prior service cost	(36)	(36)	(72)	(72)
Unrecognized net loss	381	513	762	1,025

Net periodic benefit cost	$273	$520	$547	$1,040

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

For the three and six months ended August 31, 2014, 332,823 and 296,668 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and six months ended August 31, 2013, 245,250 and 245,250 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	25,990,496	26,102,129	25,991,444	26,078,188
Effect of dilutive options	12,205	26,526	13,105	20,232

Diluted weighted average common shares outstanding	26,002,701	26,128,655	26,004,549	26,098,420

Per share amounts:
Net earnings – basic	$0.39	$0.38	$0.69	$0.70

Net earnings – diluted	$0.39	$0.38	$0.69	$0.70

Cash dividends	$0.175	$0.175	$0.350	$0.175

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 64% of the Company’s consolidated net sales for the three and six months ended August 31, 2014, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 55 manufacturing plants throughout the United States in 22 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM and TRI-C Business FormsSM. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printer high performance labels and custom and stock tags); Atlas Tag & Label® (which provides custom and stock tags and labels); Trade Envelopes® and Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

The Apparel Segment, which accounted for 36% of the Company’s consolidated net sales for the three and six months ended August 31, 2014, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and six months ended August 31, 2014 and August 31, 2013 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2014:
Net sales	$97,881	$53,960	$—	$151,841
Depreciation	1,627	945	67	2,639
Amortization of identifiable intangibles	1,053	366	—	1,419
Segment earnings (loss) before income tax	18,295	911	(3,307)	15,899
Segment assets	232,178	296,202	17,641	546,021
Capital expenditures	498	119	5	622

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

12. Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended August 31, 2013:
Net sales	$78,953	$56,335	$—	$135,288
Depreciation	1,361	962	42	2,365
Amortization of identifiable intangibles	429	366	—	795
Segment earnings (loss) before income tax	13,607	5,901	(3,953)	15,555
Segment assets	159,637	303,450	24,192	487,279
Capital expenditures	874	33	597	1,504

Six months ended August 31, 2014:
Net sales	$186,265	$106,762	$—	$293,027
Depreciation	3,191	1,896	134	5,221
Amortization of identifiable intangibles	2,103	733	—	2,836
Segment earnings (loss) before income tax	33,777	2,087	(7,216)	28,648
Segment assets	232,178	296,202	17,641	546,021
Capital expenditures	750	166	11	927

Six months ended August 31, 2013:
Net sales	$160,392	$113,362	$—	$273,754
Depreciation	2,738	1,932	82	4,752
Amortization of identifiable intangibles	857	733	—	1,590
Segment earnings (loss) before income tax	27,054	10,269	(8,265)	29,058
Segment assets	159,637	303,450	24,192	487,279
Capital expenditures	1,353	183	637	2,173

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2014:
Net sales to unaffiliated customers
Print Segment	$97,881	$—	$—	$97,881
Apparel Segment	47,962	5,364	634	53,960

	$145,843	$5,364	$634	$151,841

Identifiable long-lived assets
Print Segment	$44,699	$—	$—	$44,699
Apparel Segment	114	64	42,505	42,683
Corporate	3,650	—	—	3,650

	$48,463	$64	$42,505	$91,032

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

12. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended August 31, 2013:
Net sales to unaffiliated customers
Print Segment	$78,953	$—	$—	$78,953
Apparel Segment	50,717	5,510	108	56,335

	$129,670	$5,510	$108	$135,288

Identifiable long-lived assets
Print Segment	$39,007	$—	$—	$39,007
Apparel Segment	191	46	44,681	44,918
Corporate	3,859	—	—	3,859

	$43,057	$46	$44,681	$87,784

Six months ended August 31, 2014:
Net sales to unaffiliated customers
Print Segment	$186,265	$—	$—	$186,265
Apparel Segment	95,964	9,991	807	106,762

	$282,229	$9,991	$807	$293,027

Six months ended August 31, 2013:
Net sales to unaffiliated customers
Print Segment	$160,392	$—	$—	$160,392
Apparel Segment	102,419	10,772	171	113,362

	$262,811	$10,772	$171	$273,754

13. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Six months ended
	August 31,
	2014	2013
Interest paid	$976	$465
Income taxes paid	$9,969	$7,229

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At August 31, 2014, cash balances included $11.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

14. Concentrations of Risk-continued

subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At August 31, 2014, the Company had $0.8 million in Canadian and $0.8 million in Mexican bank accounts.

15. Subsequent Events

On September 19, 2014, the Board of Directors of Ennis, Inc. declared a 17  1⁄2 cents a share quarterly dividend to be payable on November 3, 2014 to shareholders of record on October 8, 2014.

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

On June 16, 2014, we acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (the “businesses”) for $10.5 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to earn over the next 4 years under an earn-out provision. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The businesses produce snap sets, continuous forms and checks, laser forms, cut sheet forms and checks, and imprinted envelopes. Sovereign Business Forms generated approximately $27.1 million in sales for the twelve month period ended December 31, 2013 and will continue to operate under their respective brand names.

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

On September 30, 2013, we acquired the assets of the businesses operating under the trade name of Folder Express® from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will continue to be operated under the Folder Express and other brand names.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Business Segment Overview

Our management believes we are the largest provider of business forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States and are also one of the largest providers of blank t-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 12 of the Notes to the Consolidated Financial Statements beginning on page 18.

Print Segment

The Print Segment, which represented 64% of our consolidated net sales for the three and six months ended August 31, 2014, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 55 manufacturing plants throughout the United States in 22 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM and TRI-C Business FormsSM. The Print Segment also sells the Adams-McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label® (which provides custom and stock tags and labels); Trade Envelopes® and Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

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

Apparel Segment

The Apparel Segment represented 36% of our consolidated net sales for the three and six months ended August 31, 2014, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops, and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales and approximately 91% of their sales are sold domestically. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

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

FOR THE PERIOD ENDED AUGUST 31, 2014

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchased 42% of our cotton and yarn during the current period from one supplier.

Our Apparel Business Challenges - In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last few years which has led to increased demand, this globalization has led to increased pricing pressures and has led to the direct importation by many screen-printers and big-box suppliers products that were once sourced domestically.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

garments producers are well set to change quickly as market demand changes on fabrics and colors, such changes are not best for large manufactures like Alstyle. However, Alstyle is currently working very diligently on dealing with such changes in fabrics and fashions, which come with inherent risks.

The unusual domestic winter weather conditions at the end of last fiscal year negatively impacted the already weak retail landscape, and definitely contributed to the softness in our Apparel sales during the current fiscal year. While we did see some improvement during the second quarter as our volume was up 1%, the overall domestic retail environment continues to be weak and extremely challenging from both a volume and pricing perspective.

Cotton prices – Our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as inventory is sold, which could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, increases or decreases in cotton costs can have a significant impact on the Company’s operational results for many quarters. A reduction in the spot price of cotton added additional complexities to an already competitive marketplace during fiscal year 2013. The divergence between the current cost of cotton and the cost residing in most manufacturers’ finished goods inventories was at historical levels, creating market valuation issues for some and sale side pressure for others. We lock in the cost of yarn from our primary suppliers in an attempt to protect our business from the volatility of the market price of cotton. The divergence between the cost of cotton in our finished goods inventory and the current price of cotton is now in line with historical measurements. However, the positive impact of lower cotton costs on our operational results in fiscal year 2013, which help offset the negative impact of lower selling prices, has all but abated. Therefore, continued downward pressure on selling prices due to competitive pricing pressures may negatively impact our reported operating margins, unless offset by operational improvements. In addition, other input costs (i.e., dye and other chemicals cost, etc.), have started to increase over comparable periods, which will also negatively impact our reported margins without an increase in selling price. Cotton prices, while initially increasing during the start of our fiscal year, have been declining over the past several months. However, until these lower costs can make their way through our inventory, which based upon our current inventory cycle would be around 5 months, these lower costs will not have a potentially positive impact on our operational performance. In fact, if these lower commodity prices put even more of a strain on selling prices, they could have quite the opposite impact on our operational performance.

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. Production levels at the plant are running at required levels to satisfy demand, but below originally estimated levels due to lower revenues, resulting from market softness, economic conditions and the previous non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our labor/utility services which impacted our manufacturing through-put. While we do not foresee any obstacles to increasing production levels to coincide with increases in demand, current market conditions have limited our ability to do so. Without increases in production levels we will not be able to realize the expected production efficiencies nor costs savings originally associated with this plant, which could impact our ability to reach margins once envisioned.

Continued economic uncertainties – The economic climate in which we operate continues to be volatile and challenging both domestically and internationally. While the domestic economy has recovered somewhat, the recovery has not been as broad-based as recoveries in the past. Unemployment still remains high, and the disposable income of the majority of the population remains restrained. We saw a significant drop in our sales during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. During fiscal years 2013 and 2014 the marketplace continued to be extremely competitive, with prices continuing to be driven lower as manufacturers tried to maintain certain volume levels. These challenging times resulted in us taking an impairment charge to the value of our apparel assets on several occasions. We continue to see the same challenging environment during this fiscal year, which has resulted in our apparel operating results to date being below expectations. We have recently introduced some new sales programs and entered into some new sales channels which we think should allow us to grow our revenue and get our operating results more in-line with our original expectations for the fiscal year. Whether or not these programs will be successful and whether or not the market will continue to be extremely challenging for the remainder of this year and into next is unknown. While we feel we are in a better position today than in years past to deal with these challenges, if our operating results continue to be below expectations and the current challenging retail environment is expected to be with us for some time, we may be required to take another impairment charge in fiscal year 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; our ability to get our utilities to meet our projected demand; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; changes in economic, political and social instability relating to our foreign operations; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results (see above); our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 before making an investment in our common stock.

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

FOR THE PERIOD ENDED AUGUST 31, 2014

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

We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable (see discussion under “Apparel Segment – Continued economic uncertainties” on page 25). In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our long-lived assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. At August 31, 2014, our goodwill and other intangible assets were approximately $116.2 million and $111.9 million, respectively. Management will complete its annual impairment analysis during the 4th quarter of this fiscal year. We cannot predict the occurrence of future impairments or specific triggering-events, nor the impact such events might have on our reported asset values.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.0 million and $6.5 million of revenue were recognized under these agreements during the three and six months ended August 31, 2014, respectively, as compared to $3.7 million and $6.8 million during the three and six months ended August 31, 2013, respectively.

We maintain an allowance for doubtful receivables to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our sales managers, and discussions with the customers directly.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered based on our history of earnings expectations for future taxable income, including taxable income in prior carry-back years, as well as future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of earnings. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2014 and August 31, 2013.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of Earnings - Data (Dollars in thousands)	Three Months Ended August 31,				Six Months Ended August 31,
	2014		2013		2014		2013

Net sales	$151,841	100.0%	$135,288	100.0%	$293,027	100.0%	$273,754	100.0%
Cost of goods sold	113,653	74.9	98,629	72.9	219,451	74.9	201,300	73.5

Gross profit margin	38,188	25.1	36,659	27.1	73,576	25.1	72,454	26.5
Selling, general and administrative	21,824	14.4	21,083	15.6	43,619	14.9	43,288	15.8
Gain from disposal of assets	(3)	—	(248)	(0.2)	(4)	—	(255)	(0.1)

Income from operations	16,367	10.7	15,824	11.7	29,961	10.2	29,421	10.8
Other expense, net	(468)	(0.3)	(269)	(0.2)	(1,313)	(0.4)	(363)	(0.1)

Earnings before income taxes	15,899	10.4	15,555	11.5	28,648	9.8	29,058	10.7
Provision for income taxes	5,883	3.8	5,754	4.3	10,600	3.6	10,751	4.0

Net earnings	$10,016	6.6%	$9,801	7.2%	$18,048	6.2%	$18,307	6.7%

Three months ended August 31, 2014 compared to three months ended August 31, 2013

Net Sales. Our consolidated net sales were $151.8 million for the quarter ended August 31, 2014, compared to $135.3 million for the same quarter last year, or an increase of 12.2%. Print sales increased by 23.9% on a comparable quarter basis, from $79.0 million to $97.9 million. Our apparel sales, on a comparable quarter basis, declined from $56.3 million to $54.0 million, or 4.1%. Our apparel volume, which is continuing to be impacted by the weak domestic retail environment, was up 1.0% for the period. This increase in volume was offset by a 5.1% drop in our average selling price per unit.

Cost of Goods Sold. Our manufacturing costs increased by $15.1 million, from $98.6 million for the three months ended August 31, 2013 to $113.7 million for the three months ended August 31, 2014, or 15.3%. Our consolidated gross profit margin (“margin”) decreased from 27.1% to 25.1% for the quarter ended August 31, 2013 and August 31, 2014, respectively. While our print margin increased from 30.0% to 31.1%, due to improved operational efficiencies associated with our recent acquisitions, our Apparel margin decreased from 23.1% to 14.3% due to higher input costs and lower selling prices.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Selling, general and administrative expense. For the three months ended August 31, 2014, our selling, general and administrative expenses were $21.8 million, or 14.4% of sales, compared to $21.1 million, or 15.6% of sales for the three months ended August 31, 2013. Our selling, general and administrative expenses continue to improve as we further integrate our print acquisitions into our operating systems/environment. In addition, we had lower bad debt expense this period compared to the same period last year.

Gain from disposal of assets. The gain of $3,000 during the current quarter related primarily to the sale of manufacturing equipment. The gain of $248,000 for the three months ended August 31, 2013 related primarily to the sale of our print facility located in San Antonio, Texas, which we shut down during the first quarter of last fiscal year.

Income from operations. Our income from operations for the three months ended August 31, 2014 was $16.4 million or 10.7% of sales, as compared to $15.8 million, or 11.7% of sales for the three months ended August 31, 2013. The increase in our operational earnings related primarily to the impact of our recent print acquisitions, offset by the decline in the operational earnings of our Apparel segment during the period.

Other income and expense. Interest expense increased from $0.2 million for the three months ended August 31, 2013 to $0.5 million for the three months ended August 31, 2014. The increase in our interest expense during the quarter related to the increased level of debt outstanding which related to the funding of our print acquisitions.

Provision for income taxes. Our effective tax rate remained level at 37.0% for the three months ended August 31, 2013 and 2014.

Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2014 were $10.0 million, or 6.6% of sales, as compared to $9.8 million, or 7.2% of sales for the three months ended August 31, 2013. Our basic and diluted earnings per share were $0.39 per share for the three months ended August 31, 2014, as compared to $0.38 per share for the three months ended August 31, 2013.

Six months ended August 31, 2014 compared to six months ended August 31, 2013

Net Sales. For the six month period, our net consolidated sales increased from $273.8 million to $293.0 million, or 7.0%. Our print sales, bolstered by the impact of recent acquisitions, increased $25.9 million, or 16.1%, from $160.4 million to $186.3 million for the six month period. Our apparel sales, which continue to be negatively impacted by the weak domestic retail environment, decreased by $6.6 million, or 5.8%, from $113.4 million to $106.8 million.

Cost of Goods Sold. Our manufacturing costs increased by $18.2 million from $201.3 million, or 73.5% of sales for the six months ended August 31, 2013 to $219.5 million, or 74.9% of sales for the comparable period this year. Overall our margin decreased from 26.5% to 25.1% for the six months ended August 31, 2013 and 2014, respectively. Our print margin increased during the period from 29.9% to 30.8%, while our apparel margin decreased from 21.7% to 15.1% due to higher input costs and lower selling prices.

Selling, general and administrative expense. For the six months ended August 31, 2014, our selling, general and administrative expenses were $43.6 million compared to $43.3 million for the six months ended August 31, 2013. The expenses, as a percentage of sales, decreased from 15.8% to 14.9% due to our continued effort to eliminate redundant costs at our recent print acquisitions. In addition, due to the continuing improvement in the overall aging of our receivables, we have been able to reduce our bad debt expense for the period by $1.9 million.

Gain from disposal of assets. The gain from disposal of assets of $4,000 for the six months ended August 31, 2014 related primarily to the sale of manufacturing equipment. The gain from disposal of assets of $255,000 for the six months ended August 31, 2013 related primarily to the sale of our print facility located in San Antonio, Texas.

Income from operations. Our income from operations for the six months ended August 31, 2014 was $30.0 million, or 10.2% of sales compared to $29.4 million, or 10.8% of sales for the same period last year, or an increase of $0.6 million, or 2.0%. The increase in our operational earnings related primarily to the impact of our recent print acquisitions, offset by the lower earnings of our Apparel segment during the period.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Other income and expense. Our interest expense increased from $0.5 million for the six months ended August 31, 2013 to $1.0 million for the six months ended August 31, 2014. The increase in our interest expense during the quarter related to the increased level of debt outstanding which related to the funding of our print acquisitions.

Provision for income taxes. Our effective tax rate remained level at 37.0% for the six months ended August 31, 2013 and 2014.

Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2014 were $18.0 million, or 6.2% of sales, compared to $18.3 million, or 6.7% of sales for the six months ended August 31, 2013. Our basic earnings per share for the six months ended August 31, 2014 was $0.69 per share compared to $0.70 per share for the six months ended August 31, 2013. Our diluted earnings per share for the six months ended August 31, 2014 was $0.69 per share compared to $0.70 per share for the six months ended August 31, 2013.

Segment Operating Results

	Three months ended August 31,		Six months ended August 31,
Net Sales by Segment (in thousands)	2014	2013	2014	2013
Print	$97,881	$78,953	$186,265	$160,392
Apparel	53,960	56,335	106,762	113,362

Total	$151,841	$135,288	$293,027	$273,754

Print Segment. Our net print sales, which represented 64% of our consolidated sales for the three and six months ended August 31, 2014, were approximately $97.9 million and $186.3 million, respectively, compared to $79.0 million and $160.4 million for the three and six months ended August 31, 2013, respectively, an increase of $18.9 million or 23.9% for the quarter and an increase of $25.9 million or 16.1% for the period. Our recent print acquisitions impacted our print sales during the quarter by $21.1 million and $35.0 million for the period. These increases were offset by sales declines at our other print locations of 2.8% for the quarter and 5.7% for the period due to normal print attrition and overall weak general economic environment.

Apparel Segment. Our net apparel sales, which represented 36% of our consolidated sales for the three and six months ended August 31, 2014, were approximately $54.0 million and $106.8 million, respectively, compared to $56.3 million and $113.4 million for the three and six months August 31, 2013, respectively, a decrease of $2.3 million, or 4.1% for the quarter and $6.5 million, or 5.8% for the period. For the quarter, apparel volume was up 1.0%, while the average selling price per unit was down 5.1%. For the period, apparel volume was down 0.8% and the average selling price per unit was down 5.0%. While our finished good pricing has allowed us to be more competitive, and while we continue to make cost-side improvements, the apparel market continues to be extremely challenging, both from a volume and pricing perspective. The domestic retail market continues to be soft. While we attributed the weakness in our first quarter to the extreme winter weather conditions experienced across the country during that time period, our second quarter sales, while improving some from a volume perspective, continued to be softer than expected. This market softness and the continued rather anemic and non-broad based economic recovery have led to continued market softness and the prevalence of pricing pressures in the marketplace. Whether this will continue throughout the remainder of the year and into the next is unknown at this point. However, what is known is that this rather anemic retail environment has already lasted longer than historical norms.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

	Three months ended August 31,		Six months ended August 31,
Gross Profit by Segment (in thousands)	2014	2013	2014	2013
Print	$30,489	$23,669	$57,440	$47,896
Apparel	7,699	12,990	16,136	24,558

Total	$38,188	$36,659	$73,576	$72,454

Print Segment. Our print gross profit margin for the three and six months ended August 31, 2014 was $30.5 million and $57.4 million respectively, as compared to $23.7 million and $47.9 million for the three and six months ended August 31, 2013, respectively. For the quarter, print margin increased from 30.0% to 31.1% compared to the same quarter last year, and from 29.9% to 30.8% compared to the same period last year. This is due primarily to our continued elimination of redundant costs associated with prior year acquisitions as we convert them onto our computer systems and into our production processes.

Apparel Segment. Our apparel gross profit margin for the three and six months ended August 31, 2014 was $7.7 million and $16.1 million, respectively, as compared to $13.0 million and $24.6 million for the three and six months ended August 31, 2013, respectively. As a percent of sales, our apparel margin was 14.3% and 15.1% for the three and six months ended August 31, 2014, respectively, as compared to 23.1% and 21.7% for the three and six months ended August 31, 2013, respectively. Our margins are highly dependent on the selling prices of our products and upon our production volumes. We attempt to align our production volumes with general market conditions, which continue to be challenging and soft from historical norms. This continuing market softness has only intensified an already competitive landscape from a pricing perspective, as retailers and manufacturers fight to maintain their market share. Retailers in an attempt to maintain market share discount prices. Manufacturers, feeling the pressure to maintain production volumes, lower selling prices to retailers. Whether this challenging landscape will continue, and if so for how much longer, is unknown at this point.

	Three months ended August 31,		Six months ended August 31,
Profit by Segment (in thousands)	2014	2013	2014	2013
Print	$18,295	$13,607	$33,777	$27,054
Apparel	911	5,901	2,087	10,269

Total	19,206	19,508	35,864	37,323
Less corporate expenses	3,307	3,953	7,216	8,265

Earnings before income taxes	$15,899	$15,555	$28,648	$29,058

Print Segment. Our print profit for the three and six months ended August 31, 2014 was $18.3 million and $33.8 million, respectively, as compared to $13.6 million and $27.1 million for the three and six months ended August 31, 2013, respectively. As a percent of sales, our print profits increased from 17.2% to 18.7% for the comparable quarters and increased from 16.9% to 18.1% compared to the same period last year due to improving operational performance of our prior year acquisitions.

Apparel Segment. As a result of the factors mentioned above, our apparel profit decreased from $5.9 million, or 10.5% of sales for the three months ended August 31, 2013 to $0.9 million, or 1.7% of sales for the three months ended August 31, 2014. Our apparel profit decreased from $10.3 million, or 9.1% of sales for the six months ended August 31, 2013 to $2.1 million, or 2.0% of sales for the six months ended August 31, 2014.

Liquidity and Capital Resources

(Dollars in thousands)	August 31, 2014	February 28, 2014
Working Capital	$179,329	$172,266
Cash	$13,782	$5,316

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Working Capital. Our working capital increased approximately $7.0 million or 4.1%, from $172.3 million at February 28, 2014 to $179.3 million at August 31, 2014. Our current ratio, calculated by dividing our current assets by our current liabilities, remained level at 5.1 to 1.0 at both February 28, 2014 and August 31, 2014. The increase in our working capital related primarily to the increase in our cash of approximately $8.5 million, an increase in our receivables of $3.3 million, and an increase in our prepaid items of approximately $1.6 million. These increases were offset by a decrease in our inventory of $4.3 million and a decrease in accounts payable and other accrued expenses of approximately $2.1 million.

	Six months ended August 31,
(Dollars in thousands)	2014	2013
Net Cash provided by operating activities	$32,338	$40,104
Net Cash used in investing activities	$(11,414)	$(1,204)
Net Cash used in financing activities	$(12,638)	$(27,043)

Cash flows from operating activities. Cash provided by operating activities decreased by $7.8 million from $40.1 million for the six months ended August 31, 2013 to $32.3 million for the six months ended August 31, 2014. Our lower operational cash flows in comparison to the comparable period last year was primarily due to the impact of apparel inventory on our operating cash. Last year our apparel inventory provided approximately $9.0 million in cash, while this year it provided $5.7 million. In addition, our prepaid expenses during the current period provided approximately $4.2 million less in operational cash than during the same period last year.

Cash flows from investing activities. Cash used in investing activities increased $10.2 million from $1.2 million to $11.4 for the six months ended August 31, 2013 and 2014, respectively. This was primarily due to our print acquisition in the current quarter and $1.0 million less in cash provided from the disposal of property. This was offset by approximately $1.2 million less cash used for capital expenditures.

Cash flows from financing activities. We used $14.4 million less in cash this period, than during the same period last year. We used $22.5 million in cash last year to pay down our debt as opposed to only $12.5 million this year. In addition, we borrowed $11.0 million on our line of credit this year. This was offset by $4.5 million more in cash this year to pay dividends and $2.5 million more to repurchase our common stock under our stock repurchase program. The reduction in the payment of dividends in the comparable period last year was due to the action taken by the Board, whereby, due to tax law uncertainties, the Board of Directors felt it appropriate to advance the payment of the normal January 2013 and May 2013 dividend payments into December 2012.

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at August 31, 2014 and 1.43% at August 31, 2013), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31, 2014, we had $104.0 million of borrowings under the revolving credit line and $3.3 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $42.7 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of August 31, 2014. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2015. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2015. We made contributions of $3.0 million to our Pension Plan during fiscal 2014. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2014, we had an unfunded pension liability recorded on our balance sheet of $2.5 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $0.9 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2014 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $104.0 million at August 31, 2014. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2014 would be approximately $1.0 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at August 31, 2014, the decrease in fair value and results of operations would be approximately $0.3 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2014 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended August 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of September 30, 2014, the Company has repurchased 407,953 shares under the repurchase program since its inception at an average price per share of $13.80. There is a maximum amount of approximately $5.1 million available to purchase shares under the program.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
June 1, 2014 - June 30, 2014	—	$—	—	$6,292,433
July 1, 2014 - July 31, 2014	—	$—	—	$6,292,433
August 1, 2014 - August 31, 2014	80,500	$14.69	80,500	$5,109,643

Total	80,500	$14.69	80,500	$5,109,643

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

Exhibit Number	Description

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, filed on September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: September 30, 2014	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 30, 2014	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit Number	Description

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, filed on September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith