Form 10-Q
period 2014-11-30
ENNIS, INC.
filed 2015-01-09
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2014

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

As of January 5, 2015, there were 25,746,836 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	November 30, 2014	February 28, 2014

Assets
Current assets
Cash	$14,668	$5,316
Accounts receivable, net of allowance for doubtful receivables of $3,975 at November 30, 2014 and $3,672 at February 28, 2014	63,178	63,695
Prepaid expenses	9,396	8,152
Prepaid income taxes	1,356	623
Inventories	125,181	130,095
Deferred income taxes	6,262	6,262
Assets held for sale	195	—

Total current assets	220,236	214,143

Property, plant and equipment, at cost
Plant, machinery and equipment	160,839	160,229
Land and buildings	82,323	81,555
Other	23,539	23,403

Total property, plant and equipment	266,701	265,187
Less accumulated depreciation	179,045	173,622

Net property, plant and equipment	87,656	91,565

Goodwill	60,241	115,207
Trademarks and trade names	26,901	62,898
Other intangible assets, net	46,278	48,877
Deferred finance charges, net	261	373
Other assets	3,144	3,284

Total assets	$444,717	$536,347

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	November 30, 2014	February 28, 2014

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,180	$22,062
Accrued expenses
Employee compensation and benefits	15,171	16,520
Taxes other than income	891	445
Income taxes payable	1,785	338
Other	2,519	2,512

Total current liabilities	41,546	41,877

Long-term debt	101,500	105,500
Liability for pension benefits	2,735	1,915
Deferred income taxes	8,035	22,904
Other liabilities	1,343	1,216

Total liabilities	155,159	173,412

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2014	75,134	75,134
Additional paid-in capital	121,466	122,517
Retained earnings	184,317	251,137
Accumulated other comprehensive loss:
Foreign currency translation, net of taxes	(1,986)	(915)
Minimum pension liability, net of taxes	(11,498)	(11,498)

Total accumulated other comprehensive loss	(13,484)	(12,413)

Treasury stock	(77,875)	(73,440)

Total shareholders’ equity	289,558	362,935

Total liabilities and shareholders’ equity	$444,717	$536,347

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013

Net sales	$146,971	$136,550	$439,998	$410,304
Cost of goods sold	110,455	98,791	329,906	300,091

Gross profit margin	36,516	37,759	110,092	110,213

Selling, general and administrative	23,817	22,340	67,436	65,628
Impairment of goodwill and trademarks	93,324	—	93,324	—
Gain from disposal of assets	(15)	(15)	(19)	(270)

Income (loss) from operations	(80,610)	15,434	(50,649)	44,855

Other income (expense)
Interest expense	(472)	(342)	(1,499)	(809)
Other, net	347	(253)	61	(149)

	(125)	(595)	(1,438)	(958)

Earnings (loss) before income taxes	(80,735)	14,839	(52,087)	43,897

Provision for income taxes	(9,556)	5,490	1,044	16,241

Net earnings (loss)	$(71,179)	$9,349	$(53,131)	$27,656

Weighted average common shares outstanding
Basic	25,753,345	26,126,437	25,926,157	26,107,307

Diluted	25,753,345	26,156,861	25,926,157	26,129,849

Per share amounts
Net earnings (loss) - basic	$(2.76)	$0.36	$(2.05)	$1.06

Net earnings (loss) - diluted	$(2.76)	$0.36	$(2.05)	$1.06

Cash dividends per share	$0.175	$0.175	$0.525	$0.350

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Net earnings (loss)	$(71,179)	$9,349	$(53,131)	$27,656
Foreign currency translation adjustment, net of deferred taxes	(1,606)	244	(1,071)	(685)

Comprehensive income (loss)	$(72,785)	$9,593	$(54,202)	$26,971

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$(53,131)	$27,656
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	7,815	7,266
Amortization of deferred finance charges	112	112
Amortization of trade names, customer lists, and patent	4,249	2,815
Impairment of goodwill and trademarks	93,324	—
Gain from disposal of assets	(19)	(270)
Bad debt expense	725	2,816
Stock based compensation	1,012	1,159
Deferred income taxes	(14,212)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,379	124
Prepaid expenses	(1,563)	2,706
Inventories	6,055	(7,836)
Other assets	140	110
Accounts payable and accrued expenses	(1,435)	391
Other liabilities	127	(39)
Liability for pension benefits	820	1,561

Net cash provided by operating activities	46,398	38,571

Cash flows from investing activities:
Capital expenditures	(1,624)	(4,043)
Purchase of businesses, net of cash acquired	(10,844)	(61,857)
Proceeds from disposal of plant and property	82	988

Net cash used in investing activities	(12,386)	(64,912)

Cash flows from financing activities:
Borrowings on debt	11,000	63,000
Repayment of debt	(15,000)	(25,000)
Dividends	(13,689)	(9,175)
Purchase of treasury stock	(6,552)	(2)
Proceeds from exercise of stock options	54	89

Net cash provided by (used in) financing activities	(24,187)	28,912

Effect of exchange rate changes on cash	(473)	(287)

Net change in cash	9,352	2,284
Cash at beginning of period	5,316	6,232

Cash at end of period	$14,668	$8,516

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2014 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014, from which the accompanying consolidated balance sheet at February 28, 2014 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables for the three and nine months ended November 30, 2014 and November 30, 2013 (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Balance at beginning of period	$3,584	$3,748	$3,672	$3,952
Bad debt expense	494	618	725	2,816
Recoveries	10	9	29	28
Accounts written off	(113)	(484)	(451)	(2,905)

Balance at end of period	$3,975	$3,891	$3,975	$3,891

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2014	2014
Raw material	$17,775	$16,400
Work-in-process	8,705	14,386
Finished goods	98,701	99,309

	$125,181	$130,095

4. Acquisitions

On October 3, 2014, the Company acquired the assets of Hoosier Data Forms for $0.2 million in cash plus the assumption of certain trade payables. Management considers this acquisition immaterial and has omitted further discussion.

On June 16, 2014, the Company acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (the “businesses”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to be earned over the next 4 years under an earn-out provision. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The businesses, which generated approximately $27.1 million in sales during the 2013 calendar year, will continue to operate under their respective brand names. For the three and nine months ended November 30, 2014, the businesses added $6.7 million and $13.0, respectively, in sales and added $0.9 million and $2.0, respectively, in earnings (pre-tax). The acquisition expanded the geographic locations of producing business forms for the Company.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

Accounts receivable	$2,477
Inventories	1,305
Other assets	653
Property, plant & equipment	3,300
Customer lists	1,550
Trade names	1,403
Goodwill	945
Accounts payable	(1,000)

$10,633

On September 27, 2013, the Company acquired the assets of the Custom Envelope Division (“CED”), part of the Custom Resale Group of Cenveo, Inc., for $47.25 million in cash plus the assumption of certain trade liabilities. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The CED assets are comprised of the Wisco® (“Wisco”) brand, which is produced at an owned facility in Tullahoma, TN, and the National Imprint Corporation® (“National Imprint®”, “NIC”) brand, which is produced in a leased facility in Claysburg, PA. Wisco produces and folds various types of envelopes, and NIC is an imprinter of envelopes. Both of these products are sold through print distributors and will continue to be operated under the Wisco and NIC brand names at their respective locations. Wisco and NIC had sales in excess of $40 million for the twelve month period ended December 31, 2012. For the three and nine months ended November 30, 2014, the businesses added $10.2 million and $29.8 million, respectively, in sales and added $1.7 million and $4.7 million, respectively, in earnings (pre-tax). The acquisition expanded and strengthened the envelope product line for the Company.

The following is a summary of the purchase price allocations for Wisco and NIC (in thousands):

Accounts receivable	$3,331
Inventories	2,391
Other assets	581
Property, plant & equipment	4,889
Customer lists	26,400
Trade names	3,600
Goodwill	9,462
Accounts payable and accrued liabilities	(3,404)

$47,250

On September 30, 2013, the Company acquired the assets of the businesses operating under the trade name of Folder Express® from Wright Printing Company for $14.6 million in cash plus the assumption of certain trade payables. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. The businesses produce folders and specialty folders for music stores and public schools. The businesses had combined sales of approximately $20 million during the twelve month period ended December 31, 2012 and will continue to

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

4. Acquisitions-continued

operate under the Folder Express and related brand names. For the three and nine months ended November 30, 2014, the businesses added $4.1 million and $13.3 million, respectively, in sales and added $0.3 million and $1.3 million, respectively, in earnings (pre-tax). The acquisition expands the Company’s geographic presence in folder products.

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

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Pro forma net sales	$146,971	$148,541	$447,341	$467,111
Pro forma net earnings (loss)	(71,179)	10,072	(53,000)	31,414
Pro forma earnings (loss) per share - diluted	(2.76)	0.39	(2.04)	1.20

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis as of November 30 of each year, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Goodwill and other intangible assets are tested for impairment at a reporting unit level, which the Company has determined is at the Print Segment and Apparel Segment level. The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying amount. If the carrying amount exceeds its estimated value, a potential impairment is indicated and step two is performed. Step two compares the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities, including unrecognized intangible assets of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired. During the initial preparation of the annual first step impairment analysis, there were indicators

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

5. Goodwill and Other Intangible Assets-continued

that an impairment may exist with respect to the Company’s Apparel Segment. Therefore, the execution of the formal impairment analysis with respect to the Company’s Apparel Segment was accelerated. During the preparation of the impairment analysis on the Apparel Segment it was determined that an estimated impairment charge of $93.3 million was required to the Apparel Segment’s recorded goodwill and trademarks, or approximately 88% of the carrying value of such recorded goodwill and trademarks prior to such impairment charge, to reduce the carrying values of those assets to their estimated fair values. While the impairment analysis process is substantially complete and the impairment expense recorded is based on the best information currently available, the Company will finalize the analysis during the fourth quarter and adjust the estimate if necessary. The impairment charge was primarily driven by the depressed market environment and the resulting impact on the Apparel Segment’s expected future cash flows. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record additional impairment charges relating to these assets in the future. No impairment indicators were noted during the initial preparation of the first step of the impairment analysis relating to the Print Segment, and therefore the formal impairment analysis for that reporting unit will be completed during the fourth quarter as well.

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of November 30, 2014	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.7	71,857	25,993	45,864
Patent	3.2	773	359	414

Total	9.7	$73,864	$27,586	$46,278

As of February 28, 2014
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	7.1	70,207	21,840	48,367
Patent	4.0	773	263	510

Total	7.1	$72,214	$23,337	$48,877

	November 30, 2014	February 28, 2014
Non-amortizing intangible assets
Trademarks and trade names	$26,901	$62,898

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

5. Goodwill and Other Intangible Assets-continued

Aggregate amortization expense for the nine months ended November 30, 2014 and November 30, 2013 was $4.2 million and $2.8 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2016	5,656
2017	5,656
2018	5,417
2019	4,954
2020	4,548

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print Segment Total	Apparel Segment Total	Total
Balance as of March 1, 2013	$47,260	$74,549	$121,809
Goodwill acquired	12,024	—	12,024
Goodwill impairment	—	(18,626)	(18,626)

Balance as of February 28, 2014	59,284	55,923	115,207
Goodwill acquired	957	—	957
Goodwill impairment	—	(55,923)	(55,923)

Balance as of November 30, 2014	$60,241	$—	$60,241

During the fiscal year ended February 28, 2014, $12.0 million was added to goodwill related to the acquisition of the Wisco, NIC and Folder Express assets. The adjustment of ($18.6) million reflects an impairment charge related to goodwill recorded in connection with the acquisition of Alstyle Apparel. During the nine months ended November 30, 2014, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets, $945,000 was added to goodwill related to the acquisition of the Sovereign Business Forms assets, and an adjustment of ($55.9) million reflects an impairment charge related to goodwill recorded in connection with the acquisition of Alstyle Apparel.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2014	February 28, 2014
Accrued taxes	$359	$362
Accrued legal and professional fees	675	964
Accrued interest	196	193
Accrued utilities	112	130
Accrued acquisition related obligations	129	146
Accrued credit card fees	314	248
Other accrued expenses	734	469

	$2,519	$2,512

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2014	2014
Revolving credit facility	$101,500	$105,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at November 30, 2014 and 1.49% at November 30, 2013), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation, amortization and impairment (“Adjusted EBITDA”). As of November 30, 2014, the Company had $101.5 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $45.7 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of November 30, 2014. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the nine months ended November 30, 2014 are as follows (in thousands, except share amounts):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2014	30,053,443	$75,134	$122,517	$251,137	$(12,413)	(4,131,276)	$(73,440)	$362,935
Net loss	—	—	—	(53,131)	—	—	—	(53,131)
Foreign currency translation, net of deferred tax of $656	—	—	—	—	(1,071)	—	—	(1,071)
Dividends declared ($.525 per share)	—	—	—	(13,689)	—	—	—	(13,689)
Stock based compensation	—	—	1,012	—	—	—	—	1,012
Exercise of stock options and restricted stock grants	—	—	(2,063)	—	—	119,061	2,117	54
Stock repurchases	—	—	—	—	—	(466,371)	(6,552)	(6,552)

Balance November 30, 2014	30,053,443	$75,134	$121,466	$184,317	$(13,484)	(4,478,586)	$(77,875)	$289,558

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock through a stock repurchase program. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. On April 20, 2012, the Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million, bringing the total available to repurchase the Company’s common stock to approximately $9.0 million as of that date. On December 19, 2014, the Board increased the authorized amount available to repurchase the Company’s shares by an additional $10.0 million, bringing the total available to repurchase the Company’s common stock to approximately $10.6 million currently. During the three and nine months ended November 30, 2014 the Company

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

8. Shareholders’ Equity-continued

repurchased 327,739 and 466,290 shares, respectively, of common stock at an average price of $13.73 and $14.05 per share, respectively. There have been a total of 682,192 common shares repurchased under the program since its inception at an average price of $13.76 per share. Unrelated to the stock repurchase program, the Company purchased 81 shares of common stock from non-officer employees during the nine months ended November 30, 2014 at an average price of $14.15 per share.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2014, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 775,767 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2014. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2014 and November 30, 2013, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.3 million ($0.2 million net of tax), and $0.4 million ($0.2 million net of tax), respectively. For the nine months ended November 30, 2014 and November 30, 2013, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.0 million ($0.6 million net of tax), and $1.2 million ($0.7 million net of tax), respectively.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2014:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2014	369,405	$15.86	6.0	$416
Granted	31,418	15.78
Terminated	(20,000)	16.21
Exercised	(6,000)	8.94

Outstanding at November 30, 2014	374,823	$15.95	5.9	$184

Exercisable at November 30, 2014	295,063	$16.16	5.3	$184

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

9. Stock Option Plan and Stock Based Compensation-continued

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2014 and November 30, 2013:

	November 30,
	2014	2013
Expected volatility	29.25%	30.41%
Expected term (years)	3	3
Risk free interest rate	0.91%	0.35%
Dividend yield	4.11%	4.63%

Weighted average grant-date fair value	$2.70	$1.96

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Total cash received	$—	$44	$54	$89
Income tax benefits	—	—	—	—
Total grant-date fair value	—	8	9	16
Intrinsic value	—	44	36	90

A summary of the status of the Company’s unvested stock options at February 28, 2014, and changes during the nine months ended November 30, 2014 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2014	112,211	$2.89
New grants	31,418	2.70
Vested	(63,869)	3.27
Forfeited	—	—

Unvested at November 30, 2014	79,760	$2.51

As of November 30, 2014, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.5 years. The total fair value of shares underlying the options vested during the nine months ended November 30, 2014 was $0.9 million.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

9. Stock Option Plan and Stock Based Compensation-continued

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2014	180,902	$15.77
Granted	85,807	15.78
Terminated	—	—
Vested	(113,061)	16.42

Outstanding at November 30, 2014	153,648	$15.30

As of November 30, 2014, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years. As of November 30, 2014, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.4 million.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$281	$315	$842	$946
Interest cost	611	601	1,835	1,802
Expected return on plan assets	(964)	(872)	(2,892)	(2,617)
Amortization of:
Prior service cost	(36)	(37)	(108)	(109)
Unrecognized net loss	381	514	1,143	1,539

Net periodic benefit cost	$273	$521	$820	$1,561

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

11. Earnings (loss) per Share

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

For the three and nine months ended November 30, 2013, 172,543 and 172,543 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	25,753,345	26,126,437	25,926,157	26,107,307
Effect of dilutive options	—	30,424	—	22,542

Diluted weighted average common shares outstanding	25,753,345	26,156,861	25,926,157	26,129,849

Per share amounts:
Net earnings – basic	$(2.76)	$0.36	$(2.05)	$1.06

Net earnings – diluted	$(2.76)	$0.36	$(2.05)	$1.06

Cash dividends	$0.175	$0.175	$0.525	$0.350

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 66% and 65% of the Company’s consolidated net sales for the three and nine months ended November 30, 2014, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 56 manufacturing plants throughout the United States in 22 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

12. Segment Information and Geographic Information-continued

The Apparel Segment, which accounted for 34% and 35% of the Company’s consolidated net sales for the three and nine months ended November 30, 2014, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including t-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and nine months ended November 30, 2014 and November 30, 2013 were as follows (in thousands):

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Three months ended November 30, 2014:
Net sales	$97,652	$49,319	$—	$146,971
Depreciation	1,599	928	67	2,594
Amortization of identifiable intangibles	1,046	367	—	1,413
Impairment of goodwill and trademarks	—	93,324	—	93,324
Segment earnings (loss) before income tax	17,100	(93,218)	(4,617)	(80,735)
Segment assets	229,111	196,467	19,139	444,717
Capital expenditures	615	63	19	697

Three months ended November 30, 2013:
Net sales	$89,671	$46,879	$—	$136,550
Depreciation	1,502	956	56	2,514
Amortization of identifiable intangibles	858	367	—	1,225
Segment earnings (loss) before income tax	16,040	3,014	(4,215)	14,839
Segment assets	224,233	317,314	16,050	557,597
Capital expenditures	1,002	850	18	1,870

Nine months ended November 30, 2014:
Net sales	$283,917	$156,081	$—	$439,998
Depreciation	4,790	2,824	201	7,815
Amortization of identifiable intangibles	3,149	1,100	—	4,249
Impairment of goodwill and trademarks	—	93,324	—	93,324
Segment earnings (loss) before income tax	50,877	(91,131)	(11,833)	(52,087)
Segment assets	229,111	196,467	19,139	444,717
Capital expenditures	1,365	229	30	1,624

Nine months ended November 30, 2013:
Net sales	$250,063	$160,241	$—	$410,304
Depreciation	4,240	2,888	138	7,266
Amortization of identifiable intangibles	1,715	1,100	—	2,815
Segment earnings (loss) before income tax	43,094	13,283	(12,480)	43,897
Segment assets	224,233	317,314	16,050	557,597
Capital expenditures	2,355	1,033	655	4,043

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

12. Segment Information and Geographic Information-continued

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended November 30, 2014:
Net sales to unaffiliated customers
Print Segment	$97,652	$—	$—	$97,652
Apparel Segment	44,873	4,104	342	49,319

	$142,525	$4,104	$342	$146,971

As of November 30, 2014
Identifiable long-lived assets
Print Segment	$43,541	$—	$—	$43,541
Apparel Segment	104	60	40,348	40,512
Corporate	3,603	—	—	3,603

	$47,248	$60	$40,348	$87,656

Three months ended November 30, 2013:
Net sales to unaffiliated customers
Print Segment	$89,671	$—	$—	$89,671
Apparel Segment	42,157	4,567	155	46,879

	$131,828	$4,567	$155	$136,550

As of November 30, 2013
Identifiable long-lived assets
Print Segment	$45,022	$—	$—	$45,022
Apparel Segment	168	44	44,941	45,153
Corporate	3,821	—	—	3,821

	$49,011	$44	$44,941	$93,996

Nine months ended November 30, 2014:
Net sales to unaffiliated customers
Print Segment	$283,917	$—	$—	$283,917
Apparel Segment	140,837	14,095	1,149	156,081

	$424,754	$14,095	$1,149	$439,998

Nine months ended November 30, 2013:
Net sales to unaffiliated customers
Print Segment	$250,063	$—	$—	$250,063
Apparel Segment	144,576	15,339	326	160,241

	$394,639	$15,339	$326	$410,304

13. Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows (in thousands):

	Nine months ended
	November 30,
	2014	2013
Interest paid	$1,495	$774
Income taxes paid	$14,484	$12,535

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

14. Income Taxes

For the nine months ended November 30, 2014 and 2013, we recognized a provision for income taxes of $1.0 million and $16.0 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at November 30, 2014 and 2013.

	November 30,
	2014	2013
Federal statutory rate	35.0%	35.0%
State statutory rate, net of Federal tax effect	(1.5)	3.5
Differences in taxable (loss) income from GAAP income	2.1	(1.5)
Impairment of goodwill	(37.6)	—

Effective Tax Rate	(2.0)%	37.0%

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At November 30, 2014, cash balances included $12.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At November 30, 2014, the Company had $0.9 million in Canadian and $0.7 million in Mexican bank accounts.

16. Subsequent Events

On December 19, 2014, the Board of Directors of Ennis, Inc. declared a 17 1⁄2 cents per share quarterly dividend to be payable on February 2, 2015 to shareholders of record on January 7, 2015. The Board also authorized an additional $10.0 million to be available to the Company’s Share Repurchase Program.

On January 5, 2015, the Company announced the completion of the acquisition of Kay Toledo Tag and Special Service (collectively “Kay Toledo”) for $16.0 million in a stock purchase transaction that closed December 31, 2014. An additional $1.0 million is available to earn over the next 3 years under an earn-out provision if certain financial metrics are met. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in the digital printing and customer shore-run printing, Kay Toledo Tag produces tags, labels, tickets and commercial printing. Kay Toledo has $25.0 million in sales and sells through distributors and resellers. The Company will have 5 tag facilities in Texas, Iowa, Ohio and Wisconsin. The Company used its line of credit facility to fund the cash portion of the purchase price.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

On June 16, 2014, we acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (the “businesses”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to earn over the next 4 years under an earn-out provision. The cash portion of the purchase price was funded by borrowing under our line of credit facility. The businesses produce snap sets, continuous forms and checks, laser forms, cut sheet forms and checks, and imprinted envelopes. Sovereign Business Forms generated approximately $27.1 million in sales for the twelve month period ended December 31, 2013 and will continue to operate under their respective brand names.

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

Print Segment

The Print Segment, which represented 66% and 65% of our consolidated net sales for the three and nine months ended November 30, 2014, is in the business of manufacturing, designing and selling business forms and other printed business products

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

primarily to distributors located in the United States. The Print Segment operates 56 manufacturing plants throughout the United States in 22 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

Apparel Segment

The Apparel Segment represented 34% and 35% of our consolidated net sales for the three and nine months ended November 30, 2014, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including t-shirts, tank tops, and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from t-shirt sales and approximately 90% of their sales are sold domestically. Alstyle’s branded product lines are sold mainly under the AAA® and Murina® brands.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchased 40% of our cotton and yarn during the current period from one supplier.

Our Apparel Business Challenges - In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last few years which has led to increased demand, demand remains overall rather lethargic and globalization has led to increased pricing pressures and direct importation by many screen-printers and big-box suppliers products that were once sourced domestically.

In addition, many retailers have started to pre-approve many manufacturers. This has allowed screen-printers and big-box suppliers to use any supplier on a retailer’s pre-approved list without having to take full responsibility for the quality of products being shipped to the stores. As such, the overall quality of the product has become of lesser concern to screen-printers and big-box suppliers. Alstyle believes their products to be some of the highest in the industry with respect to quality and color consistency. However, such quality comes at a cost which has become more difficult to recoup in today’s market. However, it appears lately that some retailers are starting to become more concerned with the quality of garments in their stores. If these concerns continue and lead to improvements in the pre-approval process and in-store inspections, such changes could benefit Alstyle in the future.

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

The unusual domestic winter weather conditions at the end of last fiscal year negatively impacted the already weak retail landscape, and definitely contributed to the softness in our Apparel sales during the current fiscal year. While we did see some improvement during the second and third quarter as our volume was up, the overall domestic retail environment continues to be weak and extremely challenging from both a volume and pricing perspective.

Cotton prices – Our business can be affected by dramatic movements in cotton prices. The cost incurred for materials, i.e., yarn, thread, etc. is capitalized into inventory and impacts the Company’s operating results as inventory is sold, which could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, increases or decreases in cotton costs

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

Agua Prieta manufacturing facility – The manufacturing facility in Agua Prieta, Mexico (“AP”) became operational in July 2011, and all production has now been transitioned from our Anaheim, CA (“Anaheim”) facility to the AP facility. Production levels at the plant are running at required levels to satisfy demand, but well below originally estimated levels due to lower revenues, resulting from market softness, economic conditions and the previous non-competitive cost position of our finished goods inventory during fiscal year 2013. In addition, from time-to-time we have had disruptions in our labor/utility services which impacted our manufacturing through-put. While we do not foresee any obstacles to increasing production levels to coincide with increases in demand, current market conditions have limited our ability to do so. Without increases in production levels we will not be able to realize the expected production efficiencies nor cost savings originally associated with this plant, which could impact our ability to reach margins once envisioned.

Continued economic uncertainties – The economic climate in which we operate continues to be volatile and challenging both domestically and internationally. While the domestic economy has recovered somewhat, the recovery has not been as broad-based as recoveries in the past. Unemployment still remains relatively high, and the disposable income of the majority of the population remains restrained. We saw a significant drop in our sales during the latter half of fiscal year 2012 due to competitive pricing pressures, which we attribute to softness in the market. During fiscal years 2013 and 2014 the marketplace continued to be extremely competitive, with prices continuing to be driven lower as manufacturers tried to maintain certain volume levels. These challenging times resulted in us taking an impairment charge to the value of our apparel assets on several occasions. We have recently introduced some new sales programs and entered into some new sales channels which we think should allow us to grow our revenue and improve our operating results. However, we continue to see the same challenging environment during the remainder of this fiscal year and well into our next fiscal year, as competitors continue to announce potential discounting programs to maintain marketshare. As a result we determined that an additional impairment charge of $93.3 million to the carrying value of our Apparel Segment’s recorded goodwill and intangible assets was required to be taken. While we feel we are in a better position today than in years past to deal with these challenges, if our operating results continue to be below expectations and the current challenging retail environment continues, we may be required to take further impairment charges in future fiscal years.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; our ability to get our utilities to meet our projected demand; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; changes in economic, political and social instability relating to our foreign operations; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results (see below); our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 before making an investment in our common stock.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

(at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We exercise judgment in evaluating our indefinite and long-lived assets for impairment. We assess the impairment of indefinite-lived assets that include goodwill, trademarks and trade names at least annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. Such circumstances include: (1) a significant adverse change in legal factors or the business environment, or (2) other adverse changes in the assessment of future operations of the reporting unit. We test impairment at the reporting unit level, which we have determined is at the Print Segment and Apparel Segment level. In testing whether there is an impairment to goodwill we use a two-step approach. In step one, we compare the fair value of the reporting unit to which goodwill is assigned to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying amount, then we conclude that no goodwill impairment has occurred and step two is not required. If the carrying amount of a reporting unit exceeds its estimated fair value, a potential impairment is indicated, and step two is performed. In step two, we compare the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including unrecognized intangible assets, of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired.

In estimating the fair value of reporting units, we make estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, as appropriate. We primarily rely upon a discounted cash flow analysis, an income-based approach, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require various significant estimates and judgments. This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made material changes in the accounting methodology we use to assess goodwill impairment during the past three years. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and result in a potentially material impairment of goodwill. During the preparation of the annual impairment analysis there were indicators that an impairment may exist with respect to the Company’s Apparel Segment. Therefore, the execution of the formal impairment analysis with respect to the Company’s Apparel Segment was accelerated. During the preparation of the impairment testing analysis on the Apparel Segment, it was determined that an estimated impairment charge of $55.9 million was required to the Apparel Segment’s recorded goodwill, or 100% of the recorded value of such goodwill prior to such impairment charge, to reduce the carrying value to its estimated fair value.

To test impairment of acquired indefinite-lived intangible assets (i.e. trademarks and trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value. We estimate the fair value of trademarks and trade names based on an income-based approach – the relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. For the indefinite-lived trademark/trade name impairment analysis conducted with respect to our Apparel Segment for fiscal year 2015, we concluded that we needed to take an estimated non-cash impairment charge of $37.4 million to trademarks related to our Apparel Segment, or approximately 74% of the recorded value of such trademarks prior to such impairment charge.

While our impairment analysis process is substantially complete with respect to our Apparel Segment and the impairment expense recorded is based on the best information currently available, we will finalize the analysis during the fourth quarter and adjust the estimate if necessary. During the same time period, we will also complete the impairment analysis of our Print Segment as no impairment indicators were noted during our initial review.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions, as adjusted, absent some unforeseen occurrences or triggering events.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $3.8 million and $10.3 million of revenue were recognized under these agreements during the three and nine months ended November 30, 2014, respectively, as compared to $3.6 million and $10.4 million during the three and nine months ended November 30, 2013, respectively.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and nine months ended November 30, 2014 and November 30, 2013.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of Earnings - Data (Dollars in thousands)	Three Months Ended November 30, 2014				Nine Months Ended November 30, 2014
	2014		2013		2014		2013

Net sales	$146,971	100.0%	$136,550	100.0%	$439,998	100.0%	$410,304	100.0%
Cost of goods sold	110,455	75.2	98,791	72.3	329,906	75.0	300,091	73.1

Gross profit margin	36,516	24.8	37,759	27.7	110,092	25.0	110,213	26.9
Selling, general and administrative	23,817	16.2	22,340	16.4	67,436	15.3	65,628	16.0
Impairment of goodwill and trademarks	93,324	63.5	—	—	93,324	21.2	—	—
Gain from disposal of assets	(15)	—	(15)	—	(19)	—	(270)	(0.1)

Income (loss) from operations	(80,610)	(54.9)	15,434	11.3	(50,649)	(11.5)	44,855	11.0
Other expense, net	(125)	(0.1)	(595)	(0.4)	(1,438)	(0.3)	(958)	(0.2)

Earnings (loss) before income taxes	(80,735)	(55.0)	14,839	10.9	(52,087)	(11.8)	43,897	10.8
Provision for income taxes	(9,556)	(6.6)	5,490	4.1	1,044	0.2	16,241	4.1

Net earnings (loss)	$(71,179)	(48.4)%	$9,349	6.8%	$(53,131)	(12.0)%	$27,656	6.7%

Proforma Earnings (Dollars in thousands)
Income (loss) from operations - GAAP	$(80,610)	(54.9)%	$15,434	11.3%	$(50,649)	(11.5)%	$44,855	11.0%
Impairment charge	(93,324)	(63.5)	—	—	(93,324)	(21.2)	—	—

Income from operations, pre-impairment	12,714	8.6	15,434	11.3	42,675	9.7	44,855	11.0
Other expense, net	(125)	(0.1)	(595)	(0.4)	(1,438)	(0.3)	(958)	(0.2)

Earnings before income taxes	12,589	8.5	14,839	10.9	41,237	9.4	43,897	10.8
Provision for income taxes	4,657	3.1	5,490	4.1	15,257	3.5	16,241	4.1

Net earnings, pre-impairment	$7,932	5.4%	$9,349	6.8%	$25,980	5.9%	$27,656	6.7%

Three months ended November 30, 2014 compared to three months ended November 30, 2013

Net Sales. Our consolidated net sales were $147.0 million for the quarter ended November 30, 2014, compared to $136.6 million for the same quarter last year, or an increase of 7.6%. Print sales increased by 8.9% on a comparable quarter basis, from $89.7 million to $97.7 million. Our apparel sales, on a comparable quarter basis, increased from $46.9 million to $49.3 million, or 5.1%. Our apparel volume, which is continuing to be impacted by marketplace pricing pressures was up 2.2% for the period. This increase in volume was improved by a 2.9% increase in our average selling price per unit.

Cost of Goods Sold. Our manufacturing costs increased by $11.7 million, from $98.8 million for the three months ended November 30, 2013 to $110.5 million for the three months ended November 30, 2014, or 11.8%. Our consolidated gross profit margin (“margin”) decreased from 27.7% to 24.8% for the quarter ended November 30, 2013 and November 30, 2014, respectively. Our print margin decreased from 30.8% to 30.2%, and our Apparel margin decreased from 21.7% to 14.2% due to higher input and higher manufacturing costs due to lower production volumes.

Selling, general and administrative expense. For the three months ended November 30, 2014, our selling, general and administrative expenses were $23.8 million, or 16.2% of sales, compared to $22.3 million, or 16.4% of sales for the three months ended November 30, 2013. Although our selling, general and administrative expenses increased on a dollar basis, due to recent print acquisitions, they decreased on a percentage of sales basis. We would expect these costs will continue to improve as we are to further integrate our print acquisitions into our operating systems/environment.

Impairment of goodwill and trademarks. The goodwill impairment charge was primarily driven by marketplace pricing pressures and a challenging retail environment which has negatively impacted the forecasted cash flows of our Apparel Segment. During the preparation of the annual impairment analysis there were indicators that an impairment may exist with respect to the Company’s Apparel Segment. Therefore, the execution of the formal impairment analysis with respect to the Company’s Apparel Segment was accelerated into the third

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

quarter. As a result, after conducting our annual impairment testing relating to our Apparel Segment, we determined that an estimated impairment charge of $93.3 million, or approximately 88% (comprised of a $55.9 million, or 100% charge to goodwill and a $37.4 million, or approximately 74% charge to trademarks) was required to reduce the carrying values of their reporting unit assets to their fair values. While our impairment analysis process is substantially complete with respect to our Apparel Segment and the impairment expense recorded is based on the best information currently available, we will finalize the analysis during the fourth quarter and adjust the estimate if necessary. During the same time period, we will also complete the impairment analysis of our Print Segment as no impairment indicators were noted during our initial review.

Gain from disposal of assets. The gain of $15,000 during the current quarter related primarily to the sale of manufacturing equipment. The gain of $15,000 for the three months ended November 30, 2013 related primarily to the sale of miscellaneous manufacturing equipment.

Income from operations. Our income (loss) from operations for the three months ended November 30, 2014 was $(80.6) million or (54.9)% of sales, as compared to $15.4 million, or 11.3% of sales for the three months ended November 30, 2013. The decrease in our income (loss) from operations during the three months ended November 30, 2014 resulted primarily from the non-cash impairment charge of $93.3 million to goodwill and trademarks. Excluding the impairment charge, our Non-GAAP income from operations would have been $12.7 million, or 8.7% of sales.

Other income and expense. Interest expense increased from $0.3 million for the three months ended November 30, 2013 to $0.5 million for the three months ended November 30, 2014. The increase in our interest expense during the quarter related to the increased level of debt outstanding which related to the funding of our various print acquisitions.

Provision for income taxes. Our effective tax rate for the three months ended November 30, 2014 was 11.8% as compared to 37.0% for the three months ended November 30, 2013. The decrease in our effective tax rate for the quarter ending November 30, 2014 was due to a non-deductible goodwill impairment charge of $55.9 million and a trademarks impairment charge of $37.4 million.

Net earnings. Due to the above factors, our net earnings (loss) for the three months ended November 30, 2014 were $(71.2) million, or (48.4)% of sales, as compared to $9.3 million, or 6.8% of sales for the three months ended November 30, 2013. Our basic and diluted earnings (loss) per share were $(2.76) per share for the three months ended November 30, 2014, as compared to $0.36 per share for the three months ended November 30, 2013. Excluding the impairment charge, our Non-GAAP earnings for the quarter would have been approximately $7.9 million, or $0.31 per diluted share.

Nine months ended November 30, 2014 compared to nine months ended November 30, 2013

Net Sales. For the nine month period, our net consolidated sales increased from $410.3 million to $440.0 million, or 7.2%. Our print sales, bolstered by the impact of recent acquisitions, increased $33.8 million, or 13.5%, from $250.1 million to $283.9 million for the nine month period. Our apparel sales, which continue to be negatively impacted by marketplace pricing pressures, decreased by $4.1 million, or 2.6%, from $160.2 million to $156.1 million.

Cost of Goods Sold. Our manufacturing costs increased by $29.8 million from $300.1 million, or 73.1% of sales for the nine months ended November 30, 2013 to $329.9 million, or 75.0% of sales for the comparable period this year. Overall our margin decreased from 26.9% to 25.0% for the nine months ended November 30, 2013 and 2014, respectively. Our print margin increased during the period from 30.2% to 30.6%, while our apparel margin decreased from 21.7% to 14.8% due to higher input and manufacturing costs due to lower production volumes and lower selling prices.

Selling, general and administrative expense. For the nine months ended November 30, 2014, our selling, general and administrative expenses were $67.4 million compared to $65.6 million for the nine months ended November 30, 2013. The increase

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

in these expenses on a dollar basis related primarily to our recent print acquisitions. However, while these expenses increased in a dollar basis, on a percentage of sales basis, they decreased from 16.0% to 15.3% due to our continued effort to eliminate redundant costs at these recent acquisitions. In addition, due to the continuing improvement in the overall aging of our receivables, we have been able to reduce our bad debt expense for the period by $2.1 million.

Impairment of goodwill and trademarks. The goodwill impairment charge was primarily driven by marketplace pricing pressures and a challenging retail environment which has negatively impacted the forecasted cash flows of our Apparel Segment. During the preparation of the annual impairment analysis there were indicators that an impairment may exist with respect to the Company’s Apparel Segment. Therefore, the execution of the formal impairment analysis with respect to the Company’s Apparel Segment was accelerated. As a result, after conducting our annual impairment testing relating to our Apparel Segment, we determined that an estimated impairment charge of $93.3 million, or approximately 88% (comprised of a $55.9 million, or 100% charge to goodwill and a $37.4 million, or approximately 74% charge to trademarks) was required to reduce the carrying values of those reporting unit assets to their fair values. While our impairment analysis process is substantially complete with respect to our Apparel Segment and the impairment expense recorded is based on the best information currently available, we will finalize the analysis during the fourth quarter and adjust the estimate if necessary. During the same time period, we will also complete the impairment analysis of our Print Segment as mentioned earlier.

Gain from disposal of assets. The gain from disposal of assets of $19,000 for the nine months ended November 30, 2014 related primarily to the sale of manufacturing equipment. The gain from disposal of assets of $270,000 for the nine months ended November 30, 2013 related primarily to the sale of our print facility located in San Antonio, Texas as well as the sale of miscellaneous manufacturing equipment.

Income from operations. Our income (loss) from operations for the nine months ended November 30, 2014 was $(50.6) million, or (11.5)% of sales compared to $44.9 million, or 10.9% of sales for the same period last year, or a decrease of $95.5 million, or 212.7%. The decrease in our income (loss) from operations during the nine months ended November 30, 2014 resulted primarily from the non-cash impairment charge of $93.3 million to goodwill and trademarks. Excluding the impairment charge, our Non-GAAP income from operations would have been $42.7 million, or 9.7% of sales.

Other income and expense. Our interest expense increased from $0.8 million for the nine months ended November 30, 2013 to $1.5 million for the nine months ended November 30, 2014. The increase in our interest expense during the period related to the increased level of debt outstanding which related to the funding of our print acquisitions.

Provision for income taxes. Our effective tax rate for the nine months ended November 30, 2014 was (2.0)% as compared to 37.0% for the three months ended November 30, 2013. The decrease in our effective tax rate for the quarter ending November 30, 2014 was due to a non-deductible goodwill impairment charge of $55.9 million and a trademarks impairment charge of $37.4 million.

Net earnings. Due to the above factors, our net earnings (loss) for the nine months ended November 30, 2014 were $(53.1) million, or (12.0) % of sales, compared to $27.7 million, or 6.7% of sales for the nine months ended November 30, 2013. Our basic earnings (loss) per share for the nine months ended November 30, 2014 was $(2.05) per share compared to $1.06 per share for the nine months ended November 30, 2013. Our diluted earnings (loss) per share for the nine months ended November 30, 2014 was $(2.05) per share compared to $1.06 per share for the nine months ended November 30, 2013. Excluding the impairment charge, our Non-GAAP earnings for the period would have been approximately $26.0 million, or $1.00 per diluted share.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

Segment Operating Results

	Three months ended November 30,		Nine months ended November 30,
Net Sales by Segment (in thousands)	2014	2013	2014	2013
Print	$97,652	$89,671	$283,917	$250,063
Apparel	49,319	46,879	156,081	160,241

Total	$146,971	$136,550	$439,998	$410,304

Print Segment. Our net print sales, which represented 66% and 65% of our consolidated sales for the three and nine months ended November 30, 2014, were approximately $97.7 million and $283.9 million, respectively, compared to $89.7 million and $250.1 million for the three and nine months ended November 30, 2013, respectively, an increase of $8.0 million or 8.9% for the quarter and an increase of $33.8 million or 13.5% for the period. Our recent print acquisitions impacted our print sales during the quarter by $12.3 million and $47.3 million for the period. These increases were offset by sales declines at our other print locations of 4.8% for the quarter and 5.4% for the period due to normal print attrition and overall weak general economic environment.

Apparel Segment. Our net apparel sales, which represented 34% and 35% of our consolidated sales for the three and nine months ended November 30, 2014, were approximately $49.3 million and $156.1 million, respectively, compared to $46.9 million and $160.2 million for the three and nine months November 30, 2013, respectively, an increase of $2.4 million, or 5.1% for the quarter and a decrease of $4.1 million, or 2.6% for the period. For the quarter our volume was up 2.2% and our selling price was up 2.9% in comparison to prior year. For the year, our volume was basically flat, but our selling price was down 2.6% in comparison to prior year. Apparel Segment sales continue to be impacted by a rather anemic domestic retail environment, competitor’s pricing pressures, and continued international competition due to relaxed import restrictions. We have recently introduced new sales programs and entered into new sales channels which we think should allow us to grow our revenue and improve our operating results. However, whether or not we will be successful in these endeavors is unknown at this point.

	Three months ended November 30,		Nine months ended November 30,
Gross Profit by Segment (in thousands)	2014	2013	2014	2013
Print	$29,504	$27,585	$86,944	$75,481
Apparel	7,012	10,174	23,148	34,732

Total	$36,516	$37,759	$110,092	$110,213

Print Segment. Our print gross profit margin for the three and nine months ended November 30, 2014 was $29.5 million and $86.9 million respectively, as compared to $27.6 million and $75.5 million for the three and nine months ended November 30, 2013, respectively. For the quarter, print margin decreased from 30.8% to 30.2% compared to the same quarter last year, and increased from 30.2% to 30.8% compared to the same period last year. This is due primarily to our continued elimination of redundant costs associated with prior year acquisitions as we convert them onto our computer systems and into our production processes.

Apparel Segment. Our apparel gross profit margin for the three and nine months ended November 30, 2014 was $7.0 million and $23.1 million, respectively, as compared to $10.2 million and $34.7 million for the three and nine months ended November 30, 2013, respectively. As a percent of sales, our apparel margin was 14.2% and 14.8% for the three and nine months ended November 30, 2014, respectively, as compared to 21.7% and 21.7% for the three and nine months ended November 30, 2013, respectively. Our apparel margin continues to be negatively impacted by higher input costs, lower selling prices due to marketplace selling pressures, and lower manufacturing efficiencies due to lower production volumes and the introduction of new manufactured products, where the production efficiencies are not at the same level as mature products, relating to the new sales initiatives.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

	Three months ended November 30,		Nine months ended November 30,
Profit by Segment (in thousands)	2014	2013	2014	2013
Print	$17,100	$16,040	$50,877	$43,094
Apparel	(93,218)	3,014	(91,131)	13,283

Total	(76,118)	19,054	(40,254)	56,377
Less corporate expenses	4,617	4,215	11,833	12,480

Earnings (loss) before income taxes	$(80,735)	$14,839	$(52,087)	$43,897

Print Segment. Our print profit for the three and nine months ended November 30, 2014 was $17.1 million and $50.9 million, respectively, as compared to $16.0 million and $43.1 million for the three and nine months ended November 30, 2013, respectively. As a percent of sales, our print profits decreased slightly from 17.9% to 17.5% for the comparable quarters and increased from 17.2 % to 17.9% compared to the same period last year due to improving operational performance of our prior year acquisitions.

Apparel Segment. During the third quarter ending November 30, 2014, we recorded an estimated non-cash impairment charge of $93.3 million, or approximately 88% (comprised of a $55.9 million, or 100% charge to goodwill and a $37.4 million, or approximately 74% charge to trademarks). Our Apparel Segment profits, absent this charge for the three and nine months, would have been $0.1 million and $2.2 million, respectively. As a percent of sales, our Apparel Segment pre-impairment profits were 0.2% and 1.4% of sales for the three and nine months ending November 30, 2014, respectively. Our Apparel Segment continues to be impacted by the rather weak domestic retail environment, marketplace pricing pressures, and increased international competition due to relaxed import restrictions.

Liquidity and Capital Resources

(Dollars in thousands)	November 30, 2014	February 28, 2014
Working Capital	$178,690	$172,266
Cash	$14,668	$5,316

Working Capital. Our working capital increased approximately $6.4 million or 3.7%, from $172.3 million at February 28, 2014 to $178.7 million at November 30, 2014. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 5.1 to 1.0 at February 28, 2014 to 5.3 to 1.0 at November 30, 2014. The increase in our working capital related primarily to the increase in our cash of approximately $9.4 million and an increase in our prepaid items of approximately $2.0 million. These increases were offset by a decrease in our inventory of $4.9 million.

	Nine months ended November 30,
(Dollars in thousands)	2014	2013
Net Cash provided by operating activities	$46,398	$38,571
Net Cash used in investing activities	$(12,386)	$(64,912)
Net Cash provided by (used in) financing activities	$(24,187)	$28,912

Cash flows from operating activities. Cash provided by operating activities increased by $7.8 million from $38.6 million for the nine months ended November 30, 2013 to $46.4 million for the nine months ended November 30, 2014. Our increased operational cash flows in comparison to the comparable period last year was primarily due to the impact of apparel inventory on our operating cash. Last year our apparel inventory used approximately $7.8 million in cash, while this year it provided $6.1 million. In addition, our accounts receivable during the current period provided approximately $2.3 million more than the comparable period last year. These increases were offset by decreases of $4.3 million in our prepaid expenses, $1.8 million in accounts payable and accrued expenses, and $0.7 million in our liability for pension benefits.

Cash flows from investing activities. Cash used in investing activities decreased $52.5 million from $64.9 million to $12.4 million for the nine months ended November 30, 2013 and 2014, respectively. This was primarily due to $51.0 million less cash used in our print acquisitions in the current period as well as $2.4 million less cash used for capital expenditures.

Cash flows from financing activities. We used $53.1 million more in cash this period, than during the same period last year. We used $25.0 million in cash last year to pay down our debt as opposed to only $15.0 million this year. In addition, we borrowed $63.0 million on our line of credit last year as opposed to only borrowing $11.0 million this year. We also used $4.5 million more in cash this year to pay dividends and $6.6 million more to repurchase our common stock under our stock repurchase program. The reduction in the payment of dividends in the comparable period last year was due to the action taken by the Board, whereby, due to tax law uncertainties, the Board of Directors felt it appropriate to advance the payment of the normal January 2013 and May 2013 dividend payments into December 2012.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at November 30, 2014 and 1.49% at November 30, 2013), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation, amortization and impairment (“Adjusted EBITDA”). As of November 30, 2014, we had $101.5 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $45.7 million. The Facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to Adjusted EBITDA ratio. We were in compliance with all these covenants as of November 30, 2014. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2015. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2015. We made contributions of $3.0 million to our Pension Plan during fiscal 2014. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2014, we had an unfunded pension liability recorded on our balance sheet of $2.7 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $1.6 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2014 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $101.5 million at November 30, 2014. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2014 would be approximately $1.0 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at November 30, 2014, the decrease in fair value and results of operations would be approximately $0.2 million.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2014 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended November 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. As of November 30, 2014, the Company has repurchased 682,192 shares under the repurchase program since its inception at an average price per share of $13.76, leaving approximately $0.6 million available to purchase shares under the program. Unrelated to the stock repurchase program, the Company purchased 81 shares of common stock from non-officer employees during the nine months ended November 30, 2014 at an average price of $14.15 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program(1)
September 1, 2014 - September 30, 2014	68,781	$13.09	68,700	$4,210,596
October 1, 2014 - October 31, 2014	259,039	$13.90	259,039	$610,497
November 1, 2014 - November 30, 2014	—	$—	—	$610,497

Total	327,820	$13.73	327,739	$610,497

(1)	On December 19, 2014, the Board increased the authorized amount available to repurchase the Company’s shares by an additional $10.0 million, leaving approximately $10.6 million now available under the repurchase program.

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

Exhibit Number	Description

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, filed on January 9, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 9, 2015	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 9, 2015	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit Number	Description

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, filed on January 9, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith