Form 10-Q
period 2015-05-31
ENNIS, INC.
filed 2015-07-09
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2015

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

As of July 2, 2015, there were 25,811,026 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31, 2015	February 28, 2015
Assets
Current assets
Cash	$19,047	$15,346
Accounts receivable, net of allowance for doubtful receivables of $3,717 at May 31, 2015 and $3,559 at February 28, 2015	62,174	62,865
Prepaid expenses	7,540	8,853
Prepaid income taxes	1,268	3,198
Inventories	107,315	119,814
Deferred income taxes	6,272	6,272
Assets held for sale	194	194

Total current assets	203,810	216,542

Property, plant and equipment, at cost
Plant, machinery and equipment	167,384	166,890
Land and buildings	82,689	83,283
Other	23,610	23,574

Total property, plant and equipment	273,683	273,747
Less accumulated depreciation	183,003	180,872

Net property, plant and equipment	90,680	92,875

Goodwill	64,537	64,489
Trademarks and trade names	28,591	28,591
Other intangible assets, net	46,144	47,636
Deferred finance charges, net	186	224
Other assets	2,695	2,905

Total assets	$436,643	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	May 31, 2015	February 28, 2015
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,286	$21,275
Accrued expenses
Employee compensation and benefits	13,750	15,964
Taxes other than income	1,013	656
Income taxes payable	2,292	—
Other	2,117	2,352

Total current liabilities	40,458	40,247

Long-term debt	85,500	106,500
Liability for pension benefits	10,404	9,852
Deferred income taxes	9,841	10,248
Other liabilities	1,417	1,735

Total liabilities	147,620	168,582

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2015	75,134	75,134
Additional paid-in capital	120,667	121,687
Retained earnings	193,088	188,413
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(5,291)	(4,627)
Minimum pension liability, net of taxes	(17,570)	(17,570)

Total accumulated other comprehensive income (loss)	(22,861)	(22,197)

Treasury stock	(77,005)	(78,357)

Total shareholders’ equity	289,023	284,680

Total liabilities and shareholders’ equity	$436,643	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended May 31,
	2015	2014
Net sales	$150,576	$141,186
Cost of goods sold	113,032	105,798

Gross profit margin	37,544	35,388

Selling, general and administrative	22,674	21,795
Gain from disposal of assets	(2)	(1)

Income from operations	14,872	13,594

Other income (expense)
Interest expense	(478)	(502)
Other, net	164	(343)

	(314)	(845)

Earnings before income taxes	14,558	12,749

Provision for income taxes	5,387	4,717

Net earnings	$9,171	$8,032

Weighted average common shares outstanding
Basic	25,586,596	25,973,227

Diluted	25,599,055	25,987,377

Per share amounts
Net earnings - basic	$0.36	$0.31

Net earnings - diluted	$0.36	$0.31

Cash dividends per share	$0.175	$0.175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended May 31,
	2015	2014
Net earnings	$9,171	$8,032
Foreign currency translation adjustment, net of deferred taxes	(664)	980

Comprehensive income	$8,507	$9,012

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended May 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$9,171	$8,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,718	2,582
Amortization of deferred finance charges	37	37
Amortization of trade names, customer lists, and patent	1,492	1,417
Gain from disposal of assets	(2)	(1)
Bad debt expense	307	144
Stock based compensation	332	359
Changes in operating assets and liabilities:
Accounts receivable	382	(263)
Prepaid expenses	3,050	(380)
Inventories	12,527	642
Other assets	211	(56)
Accounts payable and accrued expenses	273	558
Other liabilities	(318)	(33)
Liability for pension benefits	552	274

Net cash provided by operating activities	30,732	13,312

Cash flows from investing activities:
Capital expenditures	(1,219)	(305)
Proceeds from disposal of plant and property	16	2

Net cash used in investing activities	(1,203)	(303)

Cash flows from financing activities:
Repayment of debt	(21,000)	—
Dividends	(4,496)	(4,567)
Purchase of treasury stock	—	(869)
Proceeds from exercise of stock options	—	54

Net cash used in financing activities	(25,496)	(5,382)

Effect of exchange rate changes on cash	(332)	323

Net change in cash	3,701	7,950
Cash at beginning of period	15,346	5,316

Cash at end of period	$19,047	$13,266

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, from which the accompanying consolidated balance sheet at February 28, 2015 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended May 31,
	2015	2014
Balance at beginning of period	$3,559	$3,672
Bad debt expense	307	144
Recoveries	24	11
Accounts written off	(173)	(109)

Balance at end of period	$3,717	$3,718

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31, 2015	February 28, 2015
Raw material	$20,455	$18,153
Work-in-process	7,488	7,195
Finished goods	79,372	94,466

	$107,315	$119,814

4. Acquisitions

On December 31, 2014, the Company completed the acquisition of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million, in a stock purchase transaction. An additional $1.0 million is available to be paid to the sellers over the next 3 years under an earn-out provision if certain financial metrics are achieved. The goodwill recognized as a part of this acquisition is not tax deductible. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo produces tags, labels, tickets and commercial printing. Kay Toledo, which generated approximately $25.0 million in unaudited sales during calendar year 2014, will continue to operate under its respective brand names. For the three months ended May 31, 2015, Kay Toledo added $6.2 million in sales and $0.9 million in earnings (pre-tax). The acquisition expands and strengthens the tag and label operations of the Company.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

4. Acquisitions-continued

The following is a summary of the purchase price allocations for Kay Toledo (in thousands):

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

On June 16, 2014, the Company acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (collectively “Sovereign”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to be paid to the sellers over the next 4 years under an earn-out provision. The goodwill generated in this acquisition is tax deductible. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. Sovereign, which generated approximately $27.1 million in sales during the 2013 calendar year, will continue to operate under its respective brand names. For the three months ended May 31, 2015, Sovereign added $6.2 million in sales and $1.0 million in earnings (pre-tax). The acquisition expanded the geographic locations of producing business forms for the Company.

The following is a summary of the purchase price allocations for Sovereign (in thousands):

Accounts receivable	$2,477
Inventories	1,305
Other assets	653
Property, plant & equipment	3,300
Customer lists	1,550
Trade names	1,403
Goodwill	993
Accounts payable and accrued liabilities	(1,048)

$10,633

The results of operations for Sovereign and Kay Toledo are included in the Company’s consolidated financial statements from the dates of acquisition. The following table represents certain operating information on a pro forma basis as though all operations had been acquired as of March 1, 2014, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

Three months ended May 31, 2014
Pro forma net sales	$153,946
Pro forma net earnings	8,535
Pro forma earnings per share - diluted	0.33

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of May 31, 2015	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.3	74,670	28,940	45,730
Noncompete	2.6	75	10	65
Patent	2.8	773	424	349

Total	9.3	$76,752	$30,608	$46,144

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

5. Goodwill and Other Intangible Assets-continued

As of February 28, 2015	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.6	74,670	27,486	47,184
Noncompete	2.8	75	4	71
Patent	3.0	773	392	381

Total	9.5	$76,752	$29,116	$47,636

	May 31, 2015	February 28, 2015
Non-amortizing intangible assets
Trademarks and trade names	$28,591	$28,591

Aggregate amortization expense for the three months ended May 31, 2015 and May 31, 2014 was $1.5 million and $1.4 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

2017	$6,035
2018	5,822
2019	5,306
2020	4,852
2021	3,695

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print Segment	Apparel Segment	Total
Balance as of March 1, 2014	$59,284	$55,923	$115,207
Goodwill acquired	5,205	—	5,205
Goodwill impairment	—	(55,923)	(55,923)

Balance as of February 28, 2015	64,489	—	64,489
Goodwill acquired	48	—	48
Goodwill impairment	—	—	—

Balance as of May 31, 2015	$64,537	$—	$64,537

During the fiscal year ended February 28, 2015, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets, $945,000 was added to goodwill related to the acquisition of Sovereign, $4.2 million was added to goodwill related to the acquisition of Kay Toledo, and an adjustment of ($55.9 million) reflects an impairment charge related to goodwill recorded in the Apparel segment. During the three months ended May 31, 2015, $48,000 was added to goodwill related to the acquisition of Sovereign.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2015	February 28, 2015
Accrued taxes	$145	$380
Accrued legal and professional fees	351	558
Accrued interest	305	425
Accrued utilities	128	131
Accrued acquisition related obligations	120	127
Accrued credit card fees	316	277
Other accrued expenses	752	454

	$2,117	$2,352

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2015	February 28, 2015
Revolving credit facility	$85,500	$106,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100.0 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.75% at May 31, 2015 and 1.65% at May 31, 2014), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2015, the Company had $85.5 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $61.7 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of May 31, 2015. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the three months ended May 31, 2015 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance March 1, 2015	30,053,443	$75,134	$121,687	$188,413	$(22,197)	(4,514,905)	$(78,357)	$284,680
Net earnings	—	—	—	9,171	—	—	—	9,171
Foreign currency translation, net of deferred tax of $407	—	—	—	—	(664)	—	—	(664)
Dividends paid ($.175 per share)	—	—	—	(4,496)	—	—	—	(4,496)
Stock based compensation	—	—	332	—	—	—	—	332
Exercise of stock options and restricted stock grants	—	—	(1,352)	—	—	77,900	1,352	—

Balance May 31, 2015	30,053,443	$75,134	$120,667	$193,088	$(22,861)	(4,437,005)	$(77,005)	$289,023

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the Board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million on April 20, 2012 and by another $10.0 million on December 19, 2014. There were no repurchases of common stock during the three months ended May 31, 2015 and have been 718,511 common shares repurchased under the program since its inception at an average price of $13.74 per share. There is currently $10.1 million available to repurchase the Company’s common stock under the program.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2015, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 638,693 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2015. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2015 and May 31, 2014, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $0.3 million ($0.2 million net of tax), and $0.4 million ($0.2 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

9. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2015:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2015	374,823	$15.95	5.7	$210
Granted	43,426	13.69
Terminated	(20,000)	16.42
Exercised	—	—

Outstanding at May 31, 2015	398,249	$15.68	6.2	$697

Exercisable at May 31, 2015	321,824	$16.00	5.5	$506

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2015 and May 31, 2014:

	May 31,
	2015	2014
Expected volatility	24.06%	29.25%
Expected term (years)	3	3
Risk free interest rate	0.89%	0.91%
Dividend yield	4.92%	4.11%

Weighted average grant-date fair value	$2.24	$2.70

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended May 31,
	2015	2014
Total cash received	$—	$54
Income tax benefits	—	—
Total grant-date fair value	—	9
Intrinsic value	—	36

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

9. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at May 31, 2015 and the changes during the three months ended May 31, 2015 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2015	79,760	$2.51
New grants	43,426	2.24
Vested	(46,761)	2.58
Forfeited	—	—

Unvested at May 31, 2015	76,425	$1.86

As of May 31, 2015, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.3 years. The total fair value of shares underlying the options vested during the three months ended May 31, 2015 was $0.8 million.

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2015	153,648	$15.30
Granted	113,648	13.69
Terminated	—	—
Vested	(77,900)	15.24

Outstanding at May 31, 2015	189,396	$14.36

As of May 31, 2015, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.4 years. As of May 31, 2015, the Company’s outstanding restricted stock had an underlying fair value at date of grant of $2.7 million.

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

FOR THE PERIOD ENDED MAY 31, 2015

10. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended May 31,
	2015	2014
Components of net periodic benefit cost
Service cost	$325	$281
Interest cost	592	612
Expected return on plan assets	(982)	(964)
Amortization of:
Prior service cost	(21)	(36)
Unrecognized net loss	638	381

Net periodic benefit cost	$552	$274

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the enactment of the Highway and Transportation Act (HAFTA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2016. The Company contributed $3.0 million to the Pension Plan during fiscal year 2015.

11. Earnings per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2015 and May 31, 2014, 320,094 and 296,668 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended May 31,
	2015	2014
Basic weighted average common shares outstanding	25,586,596	25,973,227
Effect of dilutive options	12,459	14,150

Diluted weighted average common shares outstanding	25,599,055	25,987,377

Per share amounts:
Net earnings – basic	$0.36	$0.31

Net earnings – diluted	$0.36	$0.31

Cash dividends	$0.175	$0.175

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 64% of the Company’s consolidated net sales for the three months ended May 31, 2015, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 22 strategically located states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelTM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM and TRI-C Business FormsSM. The Print Segment also sells the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printer high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers. Northstar has continued its focus with large banking organizations on a direct basis (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams McClure sales are generally provided through advertising agencies. Assets in this segment increased in 2015 primarily as a result of the Company’s acquisition of Sovereign Business Forms and Kay Toledo.

The Apparel Segment, which accounted for 36% of the Company’s consolidated net sales for the three months ended May 31, 2015, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including T-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three months ended May 31, 2015 and May 31, 2014 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended May 31, 2015:
Net sales	$96,769	$53,807	$—	$150,576
Depreciation	1,746	905	67	2,718
Amortization of identifiable intangibles	1,125	367	—	1,492
Segment earnings (loss) before income tax	17,127	1,739	(4,308)	14,558
Segment assets	244,005	171,772	20,866	436,643
Capital expenditures	1,172	44	3	1,219

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

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

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended May 31, 2015:
Net sales to unaffiliated customers
Print Segment	$96,769	$—	$—	$96,769
Apparel Segment	48,825	4,385	597	53,807

	$145,594	$4,385	$597	$150,576

As of May 31, 2015
Identifiable long-lived assets
Print Segment	$51,037	$—	$—	$51,037
Apparel Segment	84	52	36,024	36,160
Corporate	3,483	—	—	3,483

	$54,604	$52	$36,024	$90,680

Three months ended May 31, 2014:
Net sales to unaffiliated customers
Print Segment	$88,384	$—	$—	$88,384
Apparel Segment	48,002	4,627	173	52,802

	$136,386	$4,627	$173	$141,186

As of May 31, 2014
Identifiable long-lived assets
Print Segment	$42,537	$—	$—	$42,537
Apparel Segment	128	39	43,813	43,980
Corporate	3,711	—	—	3,711

	$46,376	$39	$43,813	$90,228

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At May 31, 2015, cash balances included $15.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At May 31, 2015, the Company had $1.0 million in Canadian bank accounts and $1.5 million in Mexican bank accounts.

14. Subsequent Events

On June 19, 2015, the Board of Directors of Ennis, Inc. declared a 17  1⁄2 cents per share quarterly dividend to be payable on August 7, 2015 to shareholders of record on July 10, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customer’s needs. The Apparel Segment produces and sells activewear, including T-shirts, fleece goods, and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees and fleece.

On December 31, 2014, we completed the acquisition of the stock of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million cash, in a stock purchase transaction. An additional $1.0 million is available to be paid over the next 3 years under an earn-out provision if certain financial metrics are achieved. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo produces tags, labels, tickets and commercial printing. Kay Toledo generated approximately $25.0 million in sales for the twelve month period ended December 31, 2014 and will continue to operate under its respective brand names.

On October 3, 2014, we acquired the assets of Hoosier Data Forms for $0.2 million in cash plus the assumption of certain trade payables. Management considers this acquisition immaterial and has omitted further discussion.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

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

Print Segment

The Print Segment, which represented 64% of our consolidated net sales for the three months ended May 31, 2015, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 22 strategically located states. Approximately 97% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelTM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM and TRI-C Business FormsSM. The Print Segment also sells the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through printers and independent distributors as well as to many of our competitors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user), as does Adams McClure, where sales are generally through advertising agencies.

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

FOR THE PERIOD ENDED MAY 31, 2015

Distribution of business forms and other business products throughout the United States is primarily done through independent dealers, including business forms distributors, resellers, direct mail, commercial printers, payroll and accounts payable software companies, and advertising agencies.

Raw materials of the Print Segment principally consist of a wide variety of weights, widths, colors, sizes, and qualities of paper for business products purchased from generally one major supplier at favorable prices based on the volume of business.

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

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line. Transforming our product offerings in order to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches, such as the addition of our envelope offerings, tag offerings, folder offerings, healthcare wristbands, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing, which provide us with an opportunity for growth and differentiate us from our competition.

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

Continued economic uncertainties and weather related issues – In recent years, economic uncertainties and unusual weather-related issues during the fourth quarter of fiscal year 2014 and fiscal year 2015 caused our sales to be less than forecasted. As a result, we continue to focus on customer retention, expanding our growth targeted products and continuing to develop new market niches. In addition, we continue to look for opportunities to expand our revenue base through justifiable acquisitions.

Apparel Segment

The Apparel Segment represented 36% of our consolidated net sales for the three months ended May 31, 2015, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including T-shirts, tank tops, and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 98% of Alstyle’s revenues are derived from T-shirt sales and approximately 90% of its sales are domestic. Alstyle’s branded product lines are sold mainly under the AAA®, Alstyle Apparel and Activewear®, and Murina® brands.

Alstyle’s primary manufacturing operations are located in an owned manufacturing facility located in Agua Prieta, Mexico. Alstyle has three cut and sew facilities in Mexico (Agua Prieta, Ensenada and Hermosillo). In addition to its owned cut and sew facilities, Alstyle may also use outsourced manufacturers from time to time to supplement a portion of its cut and sew needs. After sewing and packaging is completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

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

A majority of Alstyle’s sales continue to be branded products, with the remainder being customers’ private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts our inventory level requirements. Sales in the private label business are characterized by higher customer loyalty. As such, the Company increased its sales emphasis in this area in fiscal 2015 and is continuing this effort in fiscal 2016.

Alstyle’s most popular styles are produced based on demand management forecasts to service at-once business and to level production schedules. Alstyle offers same-day shipping and uses third-party carriers to ship products to its customers.

Alstyle’s sales are seasonal, with sales in the first and second fiscal quarters generally being the highest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. However, the imprinted activewear market to which Alstyle sells is generally “event” driven. Blank T-shirts can be thought of as “walking billboards” promoting movies, concerts, sports teams, and “image” brands. Still, the demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry. Over the years, the customer base has moved from media-centric products to more fashion-oriented products.

The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces T-shirts, fleece, blended and other fashion basic products and outsources some products from time-to-time from other countries like China, Pakistan, Central America and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price, not necessarily the lowest price. Alstyle’s competitive disadvantage is its size in relation to its major competitors. Also, its brand name, Alstyle Apparel, is not as well known as the brand names of its largest competitors, such as Gildan, Hanes, and Fruit of the Loom. While it is not possible to calculate precisely because of the lack of adequate public statistical information, management believes that Alstyle is one of the top providers of blank T-shirts in North America.

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchased 46% of our cotton and yarn during the current period from one supplier.

Our Apparel Business Challenges - In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last few years which has led to increased demand, overall lower-end commodity apparel demand remains rather lethargic. Globalization has led to increased pricing pressures and direct importation by many screen-printers and big-box suppliers products that were once sourced domestically. New trade agreements like the recent agreement between Canada and Honduras, and currently being negotiated Trans-Pacific Partnership (TPP), Trans-Atlantic Trade Investment Partnership (TTIP) and Trade in Services Agreement (TISA), could have significant impacts on domestic manufacturers. Foreign producers often have significant labor and other costs advantages. In the past few

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

years, domestic quota restrictions were eliminated for basically all foreign countries, which significantly impacted domestic apparel producers. While import duties remain in place for these foreign countries, import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations. Given the number of these foreign producers, any further elimination of import protections that protect domestic apparel producers, especially like TPP, could potentially materially adversely affect Alstyle’s business.

In order to find their niche in a highly competitive and globalized environment, some of our customers and their customers have moved to alternative fabrics to differentiate themselves. What was once a basic commodity market where the printed media was more the focus, has now morphed into a more fabric-fashion market, where the fabric is seen to be as much of a selling point as the printed media. While some smaller garments producers are able to change quickly as market demand changes on fabrics and colors, longer-run manufactures like Alstyle are not able to adjust as easily. Alstyle has been and continues to work diligently on adapting/modifying their manufacturing processes so as to be able to efficiently and cost effectively handle such changes in fabrics and fashions. However, such changes do not come without inherent risks and potentially increased costs during the modification and learning curve process.

The unusual harsh domestic winter weather conditions at the end of fiscal years 2014 and 2015, negatively impacted the already weak retail landscape, and contributed to the softness in our Apparel sales during these time periods. While we do believe the market improved last fiscal year overall, the overall domestic retail environment continues to be extremely competitive and challenging from both a volume and pricing perspective. Globalization has become, and is expected to continue to be, an issue for American/NAFTA manufacturers, especially if agreements like TPP are enacted.

Cotton prices and other input costs – Cotton is the single largest input cost in the cost of a T-shirt. As a result, our business may be affected significantly by dramatic movements in cotton prices. During the last three years plus, cotton pricing has been extremely volatile, increasing to historical highs, and falling back of late to levels closer to historical averages. The cost incurred for materials (i.e., yarn, thread, etc.) is capitalized into inventory and impacts the Company’s operating results as inventory is sold. This could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, fluctuations in cotton costs can significantly impact the Company’s operational results for many quarters, especially given the current market’s inelasticity to increases in selling prices. In addition, other input costs (i.e., dye and other chemicals cost, etc.) have started to increase over comparable periods as well As a result, any such fluctuation in input costs can be expected to impact our reported margins. Due to cotton prices receding to more historical averages over the past six months, and given our current inventory position, we expect to start realizing the benefit of lower cotton pricing in the coming quarters. This will likely translate into improving margins, unless competitive market pricing pressures negate the benefit of these lower costs.

Continued global economic uncertainties – The T-shirt marketplace is now much more globalized, and such globalization will continue as tariff restrictions are lifted and new trade agreements are entered into with other countries. Therefore, we are impacted by not only the volatility on our domestic economic climate, but the volatility in the international economic climate as well. While the domestic climate and economic recovery have strengthened, the recovery has not been as broad-based as recoveries in the past. Also, international markets of late have started to show increased volatility, which led to considerable strengthening of the dollar against other currencies. This tends to increase pressure on domestic manufacturers, due to lower demand, higher price of their products internationally and increased competition of foreign manufacturers. During fiscal years 2013, 2014 and 2015, the marketplace was extremely competitive. Manufacturers continued to lower prices as they tried to maintain certain volume levels/market share. Due to these challenging times, we had to take an impairment charge to the value of our apparel assets on several occasions. We see a similar selling environment this fiscal year, as competitors continue to try to maintain their market share. We recently introduced new sales programs and entered into new sales channels, which we feel should allow us to grow our revenue and hopefully improve our overall operating results. We believe to justify participation in the apparel industry, we need to develop a product mix or industry position capable of sustaining adequate pricing mechanisms to generate an appropriate return to our shareholders. Although challenging given current industry dynamics, those efforts have started. We feel we are in a better position today than in years past to deal with these challenges. However, if our new sales programs or channels are not successful or if discounting in the marketplace is deeper than expected, our operating results may be negatively impacted, requiring that we take further impairment charges in the future.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; our ability to get our utilities to meet our projected demand; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; changes in economic, political and social instability relating to our foreign operations; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 before making an investment in our common stock.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items, are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements. For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 29, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three months ended May 31, 2015 and May 31, 2014.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Unaudited Consolidated Statements of Operations - Data (Dollars in thousands)	Three Months Ended May 31,
	2015		2014
Net sales	$150,576	100.0%	$141,186	100.0%
Cost of goods sold	113,032	75.1	105,798	74.9

Gross profit margin	37,544	24.9	35,388	25.1
Selling, general and administrative	22,674	15.0	21,795	15.4
Gain from disposal of assets	(2)	—	(1)	—

Income from operations	14,872	9.9	13,594	9.7
Other expense, net	(314)	(0.2)	(845)	(0.6)

Earnings before income taxes	14,558	9.7	12,749	9.1
Provision for income taxes	5,387	3.6	4,717	3.4

Net earnings	$9,171	6.1%	$8,032	5.7%

Three months ended May 31, 2015 compared to three months ended May 31, 2014

Net Sales. Our consolidated net sales were $150.6 million for the quarter ended May 31, 2015, compared to $141.2 million for same quarter last year, or an increase of 6.7%. Print sales increased by 9.5% on a comparable quarter basis, from $88.4 million to $96.8 million and our apparel sales increased from $52.8 million to $53.8 million, or 1.9%.

Cost of Goods Sold. Our manufacturing costs increased by $7.2 million from $105.8 million for the three months ended May 31, 2014 to $113.0 million for the three months ended May 31, 2015, or 6.8%. Our consolidated gross profit margin (“margin”) decreased slightly from 25.1% to 24.9% for the quarter ended May 31, 2014 and May 31, 2015, respectively. Our print margin increased from 30.5% to 31.0% on a comparable quarter, an increase of 50 basis points, due to continued operational improvements at our recent acquisitions, while our Apparel margin decreased on a comparable quarter basis from 16.0% to 14.1% due to higher start-up costs associated with the new strategic sales programs we have initiated.

Selling, general and administrative expense. For the three months ended May 31, 2015, our selling, general and administrative expenses were $22.7 million, or 15.0% of sales, compared to $21.8 million, or 15.4% of sales for the three months ended May 31, 2014. Our selling, general and administrative expenses continue to improve as we further integrate our print acquisitions into our operating systems/environment.

Gain from disposal of assets. The gain of $2,000 during the current quarter and $1,000 during the same quarter last year related primarily to the sale of unused manufacturing equipment.

Income from operations. Our income from operations for the three months ended May 31, 2015 was $14.9 million or 9.9% of sales, as compared to $13.6 million, or 9.7% of sales for the three months ended May 31, 2014. The increase in our operational earnings related primarily to the reduction in our selling, general and administrative expenses during the quarter.

Other income and expense. Interest expense remained level at $0.5 million for the three months ended May 31, 2014 and May 31, 2015. The increase in our other income and expense during the quarter related to a $0.2 million foreign currency gain compared to a $0.3 million foreign currency loss for the same quarter last year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

Provision for income taxes. Our effective tax rate remained level at 37.0% for the three months ended May 31, 2014 and 2015.

Net earnings. Due to the above factors, our net earnings for the three months ended May 31, 2015 were $9.2 million, or 6.1% of sales, as compared to $8.0 million, or 5.7% of sales for the three months ended May 31, 2014. Our basic and diluted earnings per share were $0.36 per share for the three months ended May 31, 2015, as compared to $0.31 per share for the three months ended May 31, 2014.

Segment Operating Results

	Three months ended May 31,
Net Sales by Segment (in thousands)	2015	2014
Print	$96,769	$88,384
Apparel	53,807	52,802

Total	$150,576	$141,186

Print Segment. Our net print sales, which represented 64% of our consolidated sales for the three months ended May 31, 2015, were approximately $96.8 million compared to $88.4 million for the three months ended May 31, 2014, an increase of $8.4 million or 9.5%. Our recent print acquisitions impacted our print sales during the quarter by $12.4 million. These increases were offset by sales declines at our other print locations of 4.5% for the quarter due to normal print attrition and general economic environment.

Apparel Segment. Our net apparel sales, which represented 36% of our consolidated sales for the three months ended May 31, 2015, were approximately $53.8 million compared to $52.8 million for the three months May 31, 2014, an increase of $1.0 million, or 1.9% for the quarter. For the quarter our volume was down 3.4% and our selling price was up 5.3% in comparison to the same quarter last fiscal year, both primarily due to the transition to our new sales directives. Overall our apparel sales continue to be impacted by a rather anemic domestic retail environment, competitor’s pricing pressures, and continued international competition due to relaxed import restrictions. As mentioned earlier, we have recently introduced new sales programs and entered into new sales channels which we hope will allow us to grow our top-line revenue and improve our overall operating results. However, during the current quarter and over the next several quarters we would expect as we transition that we will experience higher comparable manufacturing costs as we modify/adapt our manufacturing processes and train our employees.

	Three months ended May 31,
Gross Profit by Segment (in thousands)	2015	2014
Print	$29,964	$26,951
Apparel	7,580	8,437

Total	$37,544	$35,388

Print Segment. Our print gross profit margin for the three months ended May 31, 2015 was $30.0 million as compared to $27.0 million for the three months ended May 31, 2014. For the quarter, print margin increased from 30.5% to 31.0% compared to the same quarter last year. This is due primarily to our continued elimination of redundant costs associated with prior year acquisitions as we convert them onto our computer systems and into our production processes.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

Apparel Segment. Our apparel gross profit margin for the three months ended May 31, 2015 was $7.6 million as compared to $8.4 million for the three months ended May 31, 2014. As a percent of sales, our apparel margin was 14.1% and 16.0% for the three months ended May 31, 2015 and May 31, 2014, respectively. Our apparel margin continues to be negatively impacted by higher input costs, and lower manufacturing efficiencies due to lower production volumes and the introduction of new manufactured products, where the production efficiencies are not at the same level as mature products, relating to the new sales initiatives.

	Three months ended May 31,
Profit by Segment (in thousands)	2015	2014
Print	$17,127	$15,482
Apparel	1,739	1,176

Total	18,866	16,658
Less corporate expenses	4,308	3,909

Earnings before income taxes	$14,558	$12,749

Print Segment. Our print profit for the three months ended May 31, 2015 was $17.1 million as compared to $15.5 million for the three months ended May 31, 2014. As a percent of sales, our print profits increased from 17.5% to 17.7% for the comparable quarter last year and increased from 16.1% to 17.7% for sequential quarters due to improving operational performance of our prior year acquisitions.

Apparel Segment. Our apparel profit for the three months ended May 31, 2015 was $1.7 million as compared to $1.2 million for the three months ended May 31, 2014, an increase of $0.5 million, or 41%. As a percent of sales, our apparel profit increased from 2.2% to 3.2% of sales for the three months ended May 31, 2014 and May 31, 2015, respectively. While our Apparel Segment continues to be impacted by a weak domestic retail environment, marketplace pricing pressures, and increased international competition due to relaxed import restrictions, we are experiencing some positive impacts associated with our new sales initiatives. Whether these will be long-lasting or not is still to be seen.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our Facility to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our pension plan and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations supplemented by our Facility as required to cover our operating and capital requirements for the foreseeable future.

(Dollars in thousands)	May 31, 2015	February 28, 2015
Working Capital	$163,352	$176,295
Cash	$19,047	$15,346

Working Capital. Our working capital decreased approximately $12.9 million or 7.3%, from $176.3 million at February 28, 2015 to $163.4 million at May 31, 2015. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.4 to 1.0 at February 28, 2015 to 5.0 to 1.0 at May 31 2015. The decrease in both our working capital and current ratio related primarily to the decrease in our apparel inventory. The Company used the cash generated from this reduction to pay down long-term debt by $21.0 million during the quarter.

	Three months ended May 31,
(Dollars in thousands)	2015	2014
Net Cash provided by operating activities	$30,732	$13,312
Net Cash used in investing activities	$(1,203)	$(303)
Net Cash used in financing activities	$(25,496)	$(5,382)

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

Cash flows from operating activities. Cash provided by operating activities increased by $17.4 million from $13.3 million for the three months ended May 31, 2014 to $30.7 million for the three months ended May 31, 2015. Our increased operational cash flows in comparison to the comparable period last year was primarily due to the impact of apparel inventory on our operating cash. Last year our apparel inventory used approximately $0.6 million in cash, while this year it provided $12.5 million due to a decrease in production. In addition, our prepaid expenses during the current period provided approximately $3.4 million more than the comparable period last year.

Cash flows from investing activities. Cash used in investing activities increased $0.9 million from $0.3 million to $1.2 million for the three months ended May 31, 2014 and 2015, respectively. This was primarily due to $0.9 million more cash used for capital expenditures.

Cash flows from financing activities. We used $20.1 million more in cash this period than during the same period last year. We used $21.0 million in cash this year to pay down our debt and last year we used $0.9 million to repurchase our common stock under our stock repurchase program. We did not repurchase any shares of our common stock the first quarter of this year.

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100.0 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.75% at May 31, 2015 and 1.65% at May 31, 2014), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2015, we had $85.5 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $61.7 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of May 31, 2015. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HAFTA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2016. We made contributions of $3.0 million to our Pension Plan during fiscal 2015. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2015, we had an unfunded pension liability recorded on our balance sheet of $10.4 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $1.2 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2015 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2015.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $85.5 million at May 31, 2015. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2015 would be approximately $0.9 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at May 31, 2015, the decrease in fair value and results of operations would be approximately $0.3 million.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2015 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended May 31, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. On December 19, 2014, the Board increased the authorized amount available to repurchase our shares by an additional $10.0 million, bringing the total approved to $20.0 million. As of May 31, 2015, the Company has repurchased 718,511 shares under the repurchase program at an average price per share of $13.74, leaving approximately $10.1 million available to purchase shares under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
March 1, 2015 - March 31, 2015	—	$—	—	$10,128,466
April 1, 2015 - April 30, 2015	—	$—	—	$10,128,466
May 1, 2015 - May 31, 2015	—	$—	—	$10,128,466

Total	—	$—	—	$10,128,466

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, filed on July 9, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 9, 2015	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 9, 2015	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, filed on July 9, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith