Form 10-Q
period 2015-08-31
ENNIS, INC.
filed 2015-09-29
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2015

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

As of September 25, 2015, there were 25,811,026 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	August 31, 2015	February 28, 2015
Assets
Current assets
Cash	$18,851	$15,346
Accounts receivable, net of allowance for doubtful receivables of $3,448 at August 31, 2015 and $3,559 at February 28, 2015	62,012	62,865
Prepaid expenses	5,649	8,853
Prepaid income taxes	2,119	3,198
Inventories	97,838	119,814
Deferred income taxes	6,272	6,272
Assets held for sale	194	194

Total current assets	192,935	216,542

Property, plant and equipment, at cost
Plant, machinery and equipment	168,263	166,890
Land and buildings	80,502	83,283
Other	23,621	23,574

Total property, plant and equipment	272,386	273,747
Less accumulated depreciation	185,357	180,872

Net property, plant and equipment	87,029	92,875

Goodwill	64,537	64,489
Trademarks and trade names	28,591	28,591
Other intangible assets, net	45,504	47,636
Deferred finance charges, net	149	224
Other assets	2,564	2,905

Total assets	$421,309	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	August 31, 2015	February 28, 2015
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,760	$21,275
Accrued expenses
Employee compensation and benefits	14,864	15,964
Taxes other than income	1,176	656
Income taxes payable	866	—
Other	2,913	2,352

Total current liabilities	44,579	40,247

Long-term debt	63,000	106,500
Liability for pension benefits	10,955	9,852
Deferred income taxes	8,242	10,248
Other liabilities	1,266	1,735

Total liabilities	128,042	168,582

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2015	75,134	75,134
Additional paid-in capital	120,992	121,687
Retained earnings	199,618	188,413
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(7,902)	(4,627)
Minimum pension liability, net of taxes	(17,570)	(17,570)

Total accumulated other comprehensive income (loss)	(25,472)	(22,197)

Treasury stock	(77,005)	(78,357)

Total shareholders’ equity	293,267	284,680

Total liabilities and shareholders’ equity	$421,309	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended August 31,		Six months ended August 31,
	2015	2014	2015	2014
Net sales	$150,761	$151,841	$301,337	$293,027
Cost of goods sold	110,131	113,653	223,163	219,451

Gross profit margin	40,630	38,188	78,174	73,576

Selling, general and administrative	23,448	21,824	46,122	43,619
Gain from disposal of assets	(8)	(3)	(10)	(4)

Income from operations	17,190	16,367	32,062	29,961

Other income (expense)
Interest expense	(382)	(525)	(860)	(1,027)
Other, net	724	57	888	(286)

	342	(468)	28	(1,313)

Earnings before income taxes	17,532	15,899	32,090	28,648

Provision for income taxes	6,486	5,883	11,873	10,600

Net earnings	$11,046	$10,016	$20,217	$18,048

Weighted average common shares outstanding
Basic	25,662,828	25,990,496	25,636,203	25,991,444

Diluted	25,693,256	26,002,701	25,657,519	26,004,549

Per share amounts
Net earnings - basic	$0.43	$0.39	$0.79	$0.69

Net earnings - diluted	$0.43	$0.39	$0.79	$0.69

Cash dividends per share	$0.175	$0.175	$0.350	$0.350

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended August 31,		Six months ended August 31,
	2015	2014	2015	2014
Net earnings	11,046	$10,016	$20,217	$18,048
Foreign currency translation adjustment, net of deferred taxes	(2,611)	(445)	(3,275)	535

Comprehensive income	$8,435	$9,571	$16,942	$18,583

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended
	August 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$20,217	$18,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,594	5,221
Amortization of deferred finance charges	75	75
Amortization of trade names, customer lists, and patent	2,990	2,836
Gain from disposal of assets	(10)	(4)
Bad debt expense	614	231
Stock based compensation	657	685
Deferred income taxes	9	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	80	(1,016)
Prepaid expenses	3,605	(887)
Inventories	21,678	5,695
Other assets	342	(45)
Accounts payable and accrued expenses	4,190	882
Other liabilities	(469)	70
Liability for pension benefits	1,103	547

Net cash provided by operating activities	60,675	32,338

Cash flows from investing activities:
Capital expenditures	(2,520)	(927)
Purchase of businesses, net of cash acquired	(331)	(10,500)
Proceeds from disposal of plant and property	27	13

Net cash used in investing activities	(2,824)	(11,414)

Cash flows from financing activities:
Borrowings on debt	—	11,000
Repayment of debt	(43,500)	(12,500)
Dividends	(9,012)	(9,141)
Purchase of treasury stock	—	(2,051)
Proceeds from exercise of stock options	—	54

Net cash used in financing activities	(52,512)	(12,638)

Effect of exchange rate changes on cash	(1,834)	180

Net change in cash	3,505	8,466
Cash at beginning of period	15,346	5,316

Cash at end of period	$18,851	$13,782

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, from which the accompanying consolidated balance sheet at February 28, 2015 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2015	2014	2015	2014
Balance at beginning of period	$3,717	$3,718	$3,559	$3,672
Bad debt expense	307	87	614	231
Recoveries	11	8	35	19
Accounts written off	(587)	(229)	(760)	(338)

Balance at end of period	$3,448	$3,584	$3,448	$3,584

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2015	2015
Raw material	$19,488	$18,153
Work-in-process	9,091	7,195
Finished goods	69,259	94,466

	$97,838	$119,814

4. Acquisitions

On July 31, 2015, the Company acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial and has omitted further discussion.

On December 31, 2014, the Company completed the acquisition of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million, in a stock purchase transaction. An additional $1.0 million is available to be paid to the sellers over the next 3 years under an earn-out provision if certain financial metrics are achieved. The goodwill recognized as a part of this acquisition is not tax deductible. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo produces tags, labels, tickets and commercial printing. Kay Toledo, which generated approximately $25.0 million in unaudited sales during calendar year 2014, will continue to operate under its respective brand names. For the three and six months ended August 31, 2015, Kay Toledo added $6.6 million and $12.8 million, respectively, in sales and $1.0 million and $1.9 million, respectively, in earnings (pre-tax). The acquisition expands and strengthens the tag and label operations of the Company.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

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

On June 16, 2014, the Company acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (collectively “Sovereign”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to be paid to the sellers over the next 4 years under an earn-out provision. The goodwill generated in this acquisition is tax deductible. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. Sovereign, which generated approximately $27.1 million in unaudited sales during the 2013 calendar year, will continue to operate under its respective brand names. For the three and six months ended August 31, 2015, Sovereign added $6.7 million and $12.9 million, respectively, in sales and $1.1 million and $2.1 million, respectively, in earnings (pre-tax). The acquisition expanded the geographic locations of producing business forms for the Company.

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

	Three months ended August 31, 2014	Six months ended August 31, 2014
Pro forma net sales	$158,790	$312,737
Pro forma net earnings	10,011	18,546
Pro forma earnings per share - diluted	0.39	0.71

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of August 31, 2015	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.1	75,518	30,399	45,119
Noncompete	2.3	75	17	58
Patent	2.5	783	456	327

Total	9.1	$77,610	$32,106	$45,504

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

5. Goodwill and Other Intangible Assets-continued

As of February 28, 2015	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.6	74,670	27,486	47,184
Noncompete	2.8	75	4	71
Patent	3.0	773	392	381

Total	9.5	$76,752	$29,116	$47,636

			August 31, 2015	February 28, 2015
Non-amortizing intangible assets
Trademarks and trade names			$28,591	$28,591

Amortizing and non-amortizing intangible assets by segment as of the date indicated are as follows (in thousands):

	August 31, 2015
Category	Print Segment	Apparel Segment	Total
Amortizing intangibles, net	$39,271	$6,233	$45,504
Non-amortizing intangibles	15,291	13,300	28,591

Total	$54,562	$19,533	$74,095

	February 28, 2015
Category	Print Segment	Apparel Segment	Total
Amortizing intangibles, net	$40,670	$6,966	$47,636
Non-amortizing intangibles	15,291	13,300	28,591

Total	$55,961	$20,266	$76,227

Aggregate amortization expense for the six months ended August 31, 2015 and August 31, 2014 was $3.0 million ($2.3 million – Print and $0.7 million – Apparel) and $2.8 million ($2.1 million – Print and $0.7 million – Apparel), respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

	Print Segment	Apparel Segment	Total
2017	$4,666	$1,467	$6,133
2018	4,452	1,467	5,919
2019	3,935	1,467	5,402
2020	3,847	1,099	4,946
2021	3,778	—	3,778

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

5. Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print	Apparel
	Segment	Segment	Total
Balance as of March 1, 2014	$59,284	$55,923	$115,207
Goodwill acquired	5,205	—	5,205
Goodwill impairment	—	(55,923)	(55,923)

Balance as of February 28, 2015	64,489	—	64,489
Goodwill acquired	48	—	48
Goodwill impairment	—	—	—

Balance as of August 31, 2015	$64,537	$—	$64,537

During the fiscal year ended February 28, 2015, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets, $945,000 was added to goodwill related to the acquisition of Sovereign, $4.2 million was added to goodwill related to the acquisition of Kay Toledo, and an adjustment of ($55.9 million) reflects an impairment charge related to goodwill recorded in the Apparel segment. During the six months ended August 31, 2015, $48,000 was added to goodwill related to the acquisition of Sovereign.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2015	2015
Accrued taxes	$156	$380
Accrued legal and professional fees	569	558
Accrued interest	231	425
Accrued utilities	112	131
Accrued acquisition related obligations	672	127
Accrued credit card fees	319	277
Other accrued expenses	854	454

	$2,913	$2,352

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2015	2015
Revolving credit facility	$63,000	$106,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100.0 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. During the period the Company has received a binding commitment from its primary lender to extend the maturity date on the above Facility to September 18, 2017 for an amount in excess of the amount outstanding under the same terms and conditions. As a result of this agreement, the Company’s debt is classified as long-term. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at August 31, 2015 and 1.7% at August 31, 2014), depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31, 2015, the Company had $63.0 million of

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

7. Long-Term Debt-continued

borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $84.2 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of August 31, 2015. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the six months ended August 31, 2015 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2015	30,053,443	$75,134	$121,687	$188,413	$(22,197)	(4,514,905)	$(78,357)	$284,680
Net earnings	—	—	—	20,217	—	—	—	20,217
Foreign currency translation, net of deferred tax of $2,006	—	—	—	—	(3,275)	—	—	(3,275)
Dividends paid ($.35 per share)	—	—	—	(9,012)	—	—	—	(9,012)
Stock based compensation	—	—	657	—	—	—	—	657
Exercise of stock options and restricted stock grants	—	—	(1,352)	—	—	77,900	1,352	—

Balance August 31, 2015	30,053,443	$75,134	$120,992	$199,618	$(25,472)	(4,437,005)	$(77,005)	$293,267

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the Board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million on April 20, 2012 and by another $10.0 million on December 19, 2014. There were no repurchases of common stock during the six months ended August 31, 2015 and have been 718,511 common shares repurchased under the program since its inception at an average price of $13.74 per share. There is currently $10.1 million available to repurchase the Company’s common stock under the program.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2015, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 638,693 shares of unissued common stock reserved under the Plan for issuance as of August 31, 2015. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2015 and August 31, 2014, the Company included compensation expense related to share-based compensation in selling, general and administrative expenses, compensation expense of $0.4 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively. For the six months ended August 31, 2015 and August 31, 2014, the Company included compensation expense related to share-based compensation of $0.7 million ($0.4 million net of tax), and $0.7 million ($0.4 million net of tax), respectively, in selling, general and administrative expenses.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

9. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2015:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2015	374,823	$15.95	5.7	$210
Granted	43,426	13.69
Terminated	(20,000)	16.42
Exercised	—	—

Outstanding at August 31, 2015	398,249	$15.68	6.0	$587

Exercisable at August 31, 2015	321,824	$16.00	5.2	$433

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2015 and August 31, 2014:

	August 31,
	2015	2014
Expected volatility	24.06%	29.25%
Expected term (years)	3	3
Risk free interest rate	0.89%	0.91%
Dividend yield	4.92%	4.11%

Weighted average grant-date fair value	$2.24	$2.70

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2015	2014	2015	2014
Total cash received	$—	$—	$—	$54
Income tax benefits	—	—	—	—
Total grant-date fair value	—	—	—	9
Intrinsic value	—	—	—	36

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

9. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at August 31, 2015 and the changes during the six months ended August 31, 2015 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2015	79,760	$2.51
New grants	43,426	2.24
Vested	(46,761)	2.58
Forfeited	—	—

Unvested at August 31, 2015	76,425	$2.32

As of August 31, 2015, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.0 years.

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2015	153,648	$15.30
Granted	113,648	13.69
Terminated	—	—
Vested	(77,900)	15.24

Outstanding at August 31, 2015	189,396	$14.36

As of August 31, 2015, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.3 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$326	$280	$651	$561
Interest cost	592	612	1,184	1,224
Expected return on plan assets	(982)	(964)	(1,964)	(1,928)
Amortization of:
Prior service cost	(22)	(36)	(43)	(72)
Unrecognized net loss	637	381	1,275	762

Net periodic benefit cost	$551	$273	$1,103	$547

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

For the three and six months ended August 31, 2015, 172,543 and 203,961 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and six months ended August 31, 2014, 332,823 and 296,668 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended August 31,		Six months ended August 31,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	25,662,828	25,990,496	25,636,203	25,991,444
Effect of dilutive options	30,428	12,205	21,316	13,105

Diluted weighted average common shares outstanding	25,693,256	26,002,701	25,657,519	26,004,549

Per share amounts:
Net earnings – basic	$0.43	$0.39	$0.79	$0.69

Net earnings – diluted	$0.43	$0.39	$0.79	$0.69

Cash dividends	$0.175	$0.175	$0.350	$0.350

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 67% and 65% of the Company’s consolidated net sales for the three and six months ended August 31, 2015, respectively, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 22 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelTM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM and Hoosier Data Forms®. The Print Segment also sells the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers. Adams McClure sales are generally provided through advertising agencies. Assets in this segment increased in 2015 primarily as a result of the Company’s acquisition of Sovereign Business Forms, Kay Toledo Tag and SSP.

The Apparel Segment, which represented for 33% and 35% of the Company’s consolidated net sales for the three and six months ended August 31, 2015, respectively, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including T-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and six months ended August 31, 2015 and August 31, 2014 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended August 31, 2015:
Net sales	$100,455	$50,306	$—	$150,761
Depreciation	1,918	891	67	2,876
Amortization of identifiable intangibles	1,132	366	—	1,498
Segment earnings (loss) before income tax	18,463	3,387	(4,318)	17,532
Segment assets	243,351	153,922	24,036	421,309
Capital expenditures	1,169	118	14	1,301

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended August 31, 2014:
Net sales	$97,881	$53,960	$—	$151,841
Depreciation	1,627	945	67	2,639
Amortization of identifiable intangibles	1,053	366	—	1,419
Segment earnings (loss) before income tax	18,295	911	(3,307)	15,899
Segment assets	232,178	296,202	17,641	546,021
Capital expenditures	498	119	5	622

Six months ended August 31, 2015:
Net sales	$197,224	$104,113	$—	$301,337
Depreciation	3,664	1,796	134	5,594
Amortization of identifiable intangibles	2,257	733	—	2,990
Segment earnings (loss) before income tax	35,590	5,126	(8,626)	32,090
Segment assets	243,351	153,922	24,036	421,309
Capital expenditures	2,341	162	17	2,520

Six months ended August 31, 2014:
Net sales	$186,265	$106,762	$—	$293,027
Depreciation	3,191	1,896	134	5,221
Amortization of identifiable intangibles	2,103	733	—	2,836
Segment earnings (loss) before income tax	33,777	2,087	(7,216)	28,648
Segment assets	232,178	296,202	17,641	546,021
Capital expenditures	750	166	11	927

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation as well as intangible assets, net of accumulated amortization. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended is as follows (in thousands):

	United States	Canada	Mexico	Total
Three months ended August 31, 2015:
Net sales to unaffiliated customers
Print Segment	$100,455	$—	$—	$100,455
Apparel Segment	45,242	4,747	317	50,306

	$145,697	$4,747	$317	$150,761

As of August 31, 2015
Identifiable long-lived assets
Print Segment	$169,402	$—	$—	$169,402
Apparel Segment	19,607	51	33,170	52,828
Corporate	3,431	—	—	3,431

	$192,440	$51	$33,170	$225,661

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

12. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended August 31, 2014:
Net sales to unaffiliated customers
Print Segment	$97,881	$—	$—	$97,881
Apparel Segment	47,962	5,364	634	53,960

	$145,843	$5,364	$634	$151,841

As of August 31, 2014
Identifiable long-lived assets
Print Segment	$158,431	$—	$—	$158,431
Apparel Segment	114,437	64	42,505	157,006
Corporate	3,651	—	—	3,651

	$276,519	$64	$42,505	$319,088

Six months ended August 31, 2015:
Net sales to unaffiliated customers
Print Segment	$197,224	$—	$—	$197,224
Apparel Segment	94,067	9,132	914	104,113

	$291,291	$9,132	$914	$301,337

Six months ended August 31, 2014:
Net sales to unaffiliated customers
Print Segment	$186,265	$—	$—	$186,265
Apparel Segment	95,964	9,991	807	106,762

	$282,229	$9,991	$807	$293,027

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At August 31, 2015, cash balances included $15.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At August 31, 2015, the Company had $0.7 million in Canadian bank accounts and $1.8 million in Mexican bank accounts.

14. Subsequent Events

On September 18, 2015, the Board of Directors of Ennis, Inc. declared a 17 1⁄2 cents per share quarterly dividend to be payable on November 6, 2015 to shareholders of record on October 9, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

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

On July 31, 2015, we acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial and has omitted further discussion.

On December 31, 2014, we completed the acquisition of the stock of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million cash, in a stock purchase transaction. An additional $1.0 million is available to be paid over the next 3 years under an earn-out provision if certain financial metrics are achieved. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo produces tags, labels, tickets and commercial printing. Kay Toledo generated approximately $25.0 million in unaudited sales for the twelve month period ended December 31, 2014 and will continue to operate under its respective brand names.

On October 3, 2014, we acquired the assets of Hoosier Data Forms for $0.2 million in cash plus the assumption of certain trade payables. Management considers this acquisition immaterial and has omitted further discussion.

On June 16, 2014, we acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (collectively “Sovereign”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, an additional $1.0 million is available to be paid over the next 4 years under an earn-out provision. The cash portion of the purchase price was funded by borrowing under our line of credit facility. Sovereign produces snap sets, continuous forms and checks, laser forms, cut sheet forms and checks, and imprinted envelopes. Sovereign generated approximately $27.1 million in unaudited sales for the twelve month period ended December 31, 2013 and will continue to operate under its respective brand names.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Print Segment

The Print Segment, which represented 67% and 65% of our consolidated net sales for the three and six months ended August 31, 2015, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 22 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelTM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM and Hoosier Data Forms®. The Print Segment also sells the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors as well as to many of our competitors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user) and has acquired several of the top 25 banks in the United States as customers and is actively working on other large banks within the top 25 tier of banks in the United States. Adams McClure also sells direct to a small number of customers, where sales are generally through advertising agencies.

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley, Staples, Standard Register (a subsidiary of Taylor Corporation), and Cenveo, or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent dealers.

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

FOR THE PERIOD ENDED AUGUST 31, 2015

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

Continued consolidation of our customers – Our customers, the distributors, are consolidating or are being acquired by competitors. As such, they demand better pricing and services, or they are required to move their business to their new parent company’s manufacturing facilities. While we continue to maintain a majority of this business, it is possible that these consolidations and acquisitions will impact our margins and our sales over the near future.

Apparel Segment

The Apparel Segment which represented 33% and 35% of our consolidated net sales for the three and six months ended August 31, 2015, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including T-shirts, tank tops, and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 99% of Alstyle’s revenues are derived from T-shirt sales and approximately 90% of its sales are domestic. Alstyle’s branded product lines are sold mainly under the AAA®, Alstyle Apparel and Activewear®, and Murina® brands.

Alstyle’s primary manufacturing operations are located in an owned manufacturing facility located in Agua Prieta, Mexico. Alstyle has three cut and sew facilities in Mexico (Agua Prieta, Ensenada and Hermosillo). In addition to its owned cut and sew facilities, Alstyle may also use outsourced manufacturers from time to time to supplement a portion of its cut and sew needs. After sewing and packaging are completed, the product is shipped to one of Alstyle’s nine distribution centers located across the United States, Canada, and Mexico.

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

FOR THE PERIOD ENDED AUGUST 31, 2015

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

The apparel industry is comprised of numerous companies who manufacture and sell a wide range of products. Alstyle is primarily involved in the activewear market and produces T-shirts, fleece, blended and other fashion basic products and outsources some products from time-to-time from other countries like China, Pakistan, Central America and other foreign sources to sell to its customers through its sales representatives. Alstyle competes with many branded and private label manufacturers of knit apparel in the United States, Canada, and Mexico, some of which are larger in size and have greater financial resources than Alstyle. Alstyle competes on the basis of price, quality, service, and delivery. Alstyle’s strategy is to provide the best value to its customers by delivering a consistent, high-quality product at a competitive price, not necessarily the lowest price. Alstyle’s competitive disadvantage is its size in relation to its major competitors. Also, its brand name, Alstyle Apparel, is not as well-known as the brand names of its largest competitors, such as Gildan, Hanes, and Fruit of the Loom. While it is not possible to calculate precisely because of the lack of adequate public statistical information, management believes that Alstyle is one of the top providers of blank T-shirts in North America.

Raw materials of the Apparel Segment principally consist of cotton and polyester yarn purchased from a number of major suppliers at prevailing market prices, although we purchased 41% of our cotton and yarn during the current period from one supplier.

Our Apparel Business Challenges - In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last few years which has led to increased demand, overall lower-end commodity apparel demand remains rather lethargic. Globalization has led to increased pricing pressures and direct importation by many screen-printers and big-box suppliers products that were once sourced domestically. New trade agreements like the recent agreement between Canada and Honduras, and currently being negotiated Trans-Pacific Partnership (TPP), Trans-Atlantic Trade Investment Partnership (TTIP) and Trade in Services Agreement (TISA), could have significant impacts on domestic manufacturers. Foreign producers often have significant labor and other cost advantages. In the past few years, domestic quota restrictions were eliminated for basically all foreign countries, which significantly impacted domestic apparel producers. While import duties remain in place for these foreign countries, import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations. Given the number of these foreign producers, any further elimination of import protections that protect domestic apparel producers, especially like TPP, could potentially materially adversely affect Alstyle’s business.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

In order to find their niche in a highly competitive and globalized environment, some of our customers and their customers have moved to alternative fabrics to differentiate themselves. What was once a basic commodity market where the printed media was more the focus, has now morphed into a more fabric-fashion market, where the fabric is seen to be as much of a selling point as the printed media. While some smaller garments producers are able to change quickly as market demand changes on fabrics and colors, longer-run manufacturers like Alstyle are not able to adjust as easily. Alstyle has been and continues to work diligently on adapting/modifying their manufacturing processes so as to be able to efficiently and cost effectively handle such changes in fabrics and fashions. However, such changes do not come without inherent risks and potentially increased costs during the modification and learning curve process.

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

Cotton prices and other input costs – Cotton is the single largest input cost in the cost of a T-shirt. As a result, our business may be affected significantly by dramatic movements in cotton prices. During the last three years plus, cotton pricing has been extremely volatile, increasing to historical highs, and falling back of late to levels closer to historical averages. The cost incurred for materials (i.e., yarn, thread, etc.) is capitalized into inventory and impacts the Company’s operating results as inventory is sold. This could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, fluctuations in cotton costs can significantly impact the Company’s operational results for many quarters, especially given the current market’s inelasticity to increases in selling prices. In addition, other input costs (i.e., dye and other chemicals cost, etc.) have shown increased volatility over comparable periods as well. As a result, any such fluctuation in input costs can be expected to impact our reported margins. Cotton pricing has been, for some time now, more in-line with historical levels, and we have started to see the benefit of lower cotton pricing in our operational results. We expect to continue to see these benefits in the coming quarters, unless competitive market pricing pressures negate the benefit of these lower costs.

Continued global economic uncertainties – The T-shirt marketplace is now much more globalized, and such globalization will continue as tariff restrictions are lifted and new trade agreements are entered into with other countries. Therefore, we are impacted by not only the volatility on our domestic economic climate, but the volatility in the international economic climate as well. While the domestic climate and economic recovery have strengthened, the recovery has not been as broad-based as recoveries in the past. Also, international markets of late have started to show increased volatility, which led to considerable strengthening of the dollar against other currencies. This tends to increase pressure on domestic manufacturers, due to lower demand, higher price of their products internationally and increased competition of foreign manufacturers. During the past several years the marketplace was extremely competitive. During this time, manufacturers continued to lower prices as they tried to maintain certain volume levels/market share. Due to these challenging times, we had to take several impairment charges to the value of our apparel assets. Because we continue to see a challenging landscape for years to come, we recently introduced new sales programs and entered into new sales channels, which we hope will allow us to grow our revenue and improve our overall operating results. We believe to justify participation in the apparel industry, we need to and are currently working to develop a product mix or industry position capable of sustaining adequate pricing mechanisms to generate an appropriate return to our shareholders. Although challenging given current industry dynamics, we feel we are in a better position today than in years past to deal with these challenges. However, if our new sales programs or channels are not successful or if discounting in the marketplace is deeper than expected, our operating results may be negatively impacted, requiring that we take further impairment charges in the future.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items, are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements. For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2015 and August 31, 2014.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Unaudited Consolidated Statements of Operationss - Data (Dollars in thousands)	Three Months Ended August 31,				Six Months Ended August 31,
	2015		2014		2015		2014
Net sales	$150,761	100.0%	$151,841	100.0%	$301,337	100.0%	$293,027	100.0%
Cost of goods sold	110,131	73.1	113,653	74.9	223,163	74.1	219,451	74.9

Gross profit margin	40,630	26.9	38,188	25.1	78,174	25.9	73,576	25.1
Selling, general and administrative	23,448	15.5	21,824	14.4	46,122	15.3	43,619	14.9
Gain from disposal of assets	(8)	—	(3)	—	(10)	—	(4)	—

Income from operations	17,190	11.4	16,367	10.7	32,062	10.6	29,961	10.2
Other income (expense), net	342	0.2	(468)	(0.3)	28	—	(1,313)	(0.4)

Earnings before income taxes	17,532	11.6	15,899	10.4	32,090	10.6	28,648	9.8
Provision for income taxes	6,486	4.3	5,883	3.8	11,873	3.9	10,600	3.6

Net earnings	$11,046	7.3%	$10,016	6.6%	$20,217	6.7%	$18,048	6.2%

Three months ended August 31, 2015 compared to three months ended August 31, 2014

Net Sales. Our consolidated net sales were $150.8 million for the quarter ended August 31, 2015, compared to $151.8 million for same quarter last year, or a decrease of 0.7%. Print sales increased by 2.7% on a comparable quarter basis, from $97.9 million to $100.5 million, while our apparel sales decreased from $54.0 million to $50.3 million, or 6.9%.

Cost of Goods Sold. Our manufacturing costs decreased by $3.6 million from $113.7 million for the three months ended August 31, 2014 to $110.1 million for the three months ended August 31, 2015, or 3.2%. Our consolidated gross profit margin (“margin”) increased 180 basis points from 25.1% to 26.9% for the quarter ended August 31, 2014 and August 31, 2015, respectively. Our print margin increased slightly from 31.1% to 31.2%, due to continued operational improvements at our recent acquisitions, while our Apparel margin increased 410 basis points on a comparable quarter basis from 14.3% to 18.4%, due to improving manufacturing efficiencies and lower input costs during the current quarter.

Selling, general and administrative expense. For the three months ended August 31, 2015, our selling, general and administrative expenses were $23.4 million, or 15.5% of sales, compared to $21.8 million, or 14.4% of sales for the three months ended August 31, 2014. The increase in our selling, general and administrative expenses during the period related primarily to the impact of our recent acquisitions. We would expect these costs to return to more historical levels on a percentage of sales basis, once our operational and financial systems have been fully deployed into these entities.

Gain from disposal of assets. The gain of $8,000 during the current quarter and $3,000 during the same quarter last year related primarily to the sale of unused manufacturing equipment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Income from operations. Due to the factors indicated above, income from operations for the three months ended August 31, 2015 was $17.2 million or 11.4% of sales, as compared to $16.4 million, or 10.7% of sales for the three months ended August 31, 2014.

Other income and expense. Interest expense decreased from $0.5 million for the three months ended August 31, 2014 to $0.4 million for the three months ended August 31, 2015 due to less debt outstanding during the quarter. The increase in our other income and expense during the quarter related to a $0.7 million foreign currency transaction gain.

Provision for income taxes. Our effective tax rate remained at 37.0% for the three months ended August 31, 2014 and August 31, 2015.

Net earnings. Due to the above factors, our net earnings for the three months ended August 31, 2015 were $11.0 million, or 7.3% of sales, as compared to $10.0 million, or 6.6% of sales for the three months ended August 31, 2014. Our basic and diluted earnings per share were $0.43 per share for the three months ended August 31, 2015, as compared to $0.39 per share for the three months ended August 31, 2014.

Six months ended August 31, 2015 compared to six months ended August 31, 2014

Net Sales. For the six month period, our net consolidated sales increased from $293.0 million to $301.3 million, or 2.8%. Our print sales, bolstered by the impact of recent acquisitions, increased $10.9 million, or 5.9%, from $186.3 million to $197.2 million for the six month period. Our apparel sales, which continue to be negatively impacted by the weak lower-end domestic retail environment, decreased by $2.7 million, or 2.5%, from $106.8 million to $104.1 million.

Cost of Goods Sold. Our manufacturing costs increased by $3.7 million from $219.5 million, or 74.9% of sales for the six months ended August 31, 2014 to $223.2 million, or 74.1% of sales for the comparable period this year. Overall our margin increased from 25.1% to 25.9% for the six months ended August 31, 2014 and August 31, 2015, respectively. Our print margin increased during the period from 30.8% to 31.1%, due to the continued operational improvement at our acquired plants, while our apparel margin increased from 15.1% to 16.2% due to improving manufacturing efficiencies and lower input costs during the current quarter.

Selling, general and administrative expense. For the six months ended August 31, 2015, our selling, general and administrative expenses were $46.1 million, or 15.3% of sales, compared to $43.6 million, or 14.9% of sales for the six months ended August 31, 2014. The increase in our selling, general and administrative expenses during the period was due primarily to the impact of our recent acquisitions. We expect these costs to return to more historical levels on a percentage of sales basis, once our operational and financial systems have been fully deployed into these entities.

Gain from disposal of assets. The gain from disposal of assets of $10,000 for the six months ended August 31, 2015 and the $4,000 for the six months ended August 31, 2014, related primarily to the sale of unused manufacturing equipment.

Income from operations. Our income from operations for the six months ended August 31, 2015 was $32.1 million, or 10.6% of sales compared to $30.0 million, or 10.2% of sales for the same period last year, or an increase of $2.1 million, or 7.0%. The increase in our operational earnings related primarily to the impact of our recent print acquisitions and the improving operational performance of our Apparel segment.

Other income and expense. Our interest expense decreased from $1.0 million for the six months ended August 31, 2014 to $0.9 million for the six months ended August 31, 2015 due to less debt outstanding during the period. The increase in our other income and expense during the period related to a $0.9 million foreign currency gain.

Provision for income taxes. Our effective tax rate remained at 37.0% for the six months ended August 31, 2014 and August 31, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Net earnings. Due to the above factors, our net earnings for the six months ended August 31, 2015 were $20.2 million, or 6.7% of sales, compared to $18.0 million, or 6.2% of sales for the six months ended August 31, 2014. Our basic earnings per share for the six months ended August 31, 2015 was $0.79 per share compared to $0.69 per share for the six months ended August 31, 2014. Our diluted earnings per share for the six months ended August 31, 2015 was $0.79 per share compared to $0.69 per share for the six months ended August 31, 2014.

Segment Operating Results

	Three months ended August 31,		Six months ended August 31,
Net Sales by Segment (in thousands)	2015	2014	2015	2014
Print	$100,455	$97,881	$197,224	$186,265
Apparel	50,306	53,960	104,113	106,762

Total	$150,761	$151,841	$301,337	$293,027

Print Segment. Our net print sales, which represented 67% and 65% of our consolidated sales for the three and six months ended August 31, 2015, were approximately $100.5 million and $197.2 million, respectively, compared to $97.9 million and $186.3 million for the three and six months ended August 31, 2014, respectively, an increase of $2.6 million, or 2.7% for the quarter, and an increase of $10.9 million, or 5.9% for the period. Our recent print acquisitions impacted our print sales during the quarter by $6.6 million and $18.9 million for the period. These increases were offset by sales declines at our other print locations of 4.1% for the quarter and 4.3% for the period due to normal print attrition and the general economic environment.

Apparel Segment. Our net apparel sales, which represented 33% and 35% of our consolidated sales for the three and six months ended August 31, 2015, were approximately $50.3 million and $104.1 million, respectively, compared to $54.0 million and $106.8 million for the three and six months ended August 31, 2014, respectively, a decrease of $3.7 million, or 6.9% for the quarter, and a decrease of $2.7 million, or 2.5% for the period. Overall our apparel sales continue to be impacted by the rather anemic lower-end domestic retail environment, competitor’s pricing pressures, and continued international competition due to relaxed import restrictions. As mentioned earlier, we recently introduced new sales programs and entered into new sales channels that we hope will allow us to stabilize our top-line revenue and improve our overall operating results.

	Three months ended August 31,		Six months ended August 31,
Gross Profit by Segment (in thousands)	2015	2014	2015	2014
Print	$31,363	$30,489	$61,327	$57,440
Apparel	9,267	7,699	16,847	16,136

Total	$40,630	$38,188	$78,174	$73,576

Print Segment. Our print gross profit margin for the three and six months ended August 31, 2015 was $31.4 million and $61.3 million, respectively, as compared to $30.5 million and $57.4 million for the three and six months ended August 31, 2014. For the quarter, print margin increased from 31.1% to 31.2% compared to the same quarter last year and increased from 30.8% to 31.1% compared to the same period last year. This is due primarily to our continued elimination of redundant costs associated with prior year acquisitions as we convert them onto our computer systems and into our production processes.

Apparel Segment. Our apparel gross profit margin for the three and six months ended August 31, 2015 was $9.3 million and $16.8 million, respectively, as compared to $7.7 million and $16.1 million for the three and six months ended August 31, 2014, respectively. As a percent of sales, our apparel margin was 18.4% and 16.2% for the three and six months ended August 31, 2015, respectively, as compared to 14.3% and 15.1% for the three and six months ended August 31, 2014, respectively. Our apparel margin was positively impacted by lower input costs, mainly of cotton, and improving manufacturing efficiencies during the quarter. Given the current inventory levels at the start of the quarter in our core/basic products, we increased the percentage of our production allocated to these products during the quarter. In addition, we experienced fewer raw material quality and fabric production issues during the quarter. These two factors were the main sources of our operational improvements during the quarter.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

	Three months ended August 31,		Six months ended August 31,
Profit by Segment (in thousands)	2015	2014	2015	2014
Print	$18,463	$18,295	$35,590	$33,777
Apparel	3,387	911	5,126	2,087

Total	21,850	19,206	40,716	35,864
Less corporate expenses	4,318	3,307	8,626	7,216

Earnings before income taxes	$17,532	$15,899	$32,090	$28,648

Print Segment. Our print profit for the three and six months ended August 31, 2015 was $18.5 million and $35.6 million, respectively, as compared to $18.3 million and $33.8 million for the three and six months ended August 31, 2014, respectively. Due to the higher level of selling, general and administrative costs at the acquired plants, our print profits, as a percentage of sales, decreased slightly from 18.7% to 18.4% for the comparable quarters and decreased from 18.1% to 18.0% when compared to the same period last year.

Apparel Segment. Our apparel profit for the three and six months ended August 31, 2015 was $3.4 million and $5.1 million, respectively, as compared to $0.9 million and $2.1 million for the three and six months ended August 31, 2014, respectively. As a percent of sales, our apparel profit increased from 1.7% to 6.7% of sales for the comparable quarters and increased from 2.0% to 4.9% when compared to the same period last year. While our Apparel Segment continues to be impacted by the rather weak lower-end domestic retail environment, marketplace pricing pressures, and increased international competition due to relaxed import restrictions, we are starting to experience positive impacts associated with lower input costs and improving manufacturing efficiencies due to issues related to higher production levels and lower input costs, as discussed above.

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

	August 31,	February 28,
(Dollars in thousands)	2015	2015
Working Capital	$148,356	$176,295
Cash	$18,851	$15,346

Working Capital. Our working capital decreased approximately $27.9 million or 15.8%, from $176.3 million at February 28, 2015 to $148.4 million at August 31, 2015. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.4 to 1.0 at February 28, 2015 to 4.3 to 1.0 at August 31 2015. Both our working capital and current ratio decreased as a result of the decrease in our apparel inventory by $23.0 million and a decrease in our prepaid expenses by $3.2 million.

	Six months ended August 31,
(Dollars in thousands)	2015	2014
Net Cash provided by operating activities	$60,675	$32,338
Net Cash used in investing activities	$(2,824)	$(11,414)
Net Cash used in financing activities	$(52,512)	$(12,638)

Cash flows from operating activities. Cash provided by operating activities increased by $28.3 million from $32.3 million for the six months ended August 31, 2014 to $60.7 million for the six months ended August 31, 2015. Our increased operational cash flows in comparison to the comparable period last year was primarily due to the impact of apparel inventory on our operating cash. Last year our apparel inventory provided approximately $5.7

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

million in cash, while this year it provided $21.7 million due to a decrease in production due to the introduction of new product offerings and the rebalancing of inventory levels due to lower sales levels. In addition, our prepaid expenses provided approximately $4.5 million more and our accounts payable and accrued expenses provide $3.3 million more during the current period than the comparable period last year.

Cash flows from investing activities. Cash used in investing activities decreased $8.6 million from $11.4 million to $2.8 million for the six months ended August 31, 2014 and August 31, 2015, respectively. This was primarily due to $10.2 million less cash used in our print acquisitions in the current period. This was offset by $1.6 million more use for capital expenditures.

Cash flows from financing activities. We used $39.9 million more in cash this period than during the same period last year. We used $43.5 million in cash this year to pay down our debt compared $12.5 million used last year to pay down our debt. In addition, we borrowed an additional $11.0 million against our line of credit last year, but we have not borrowed any additional funds this year. Last year, we used $2.1 million to repurchase our common stock under our stock repurchase program. We did not repurchase any shares of our common stock this year.

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100.0 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. During the period we have received a binding commitment from our primary lender to extend the maturity date on the above Facility to September 18, 2017 for an amount in excess of the amount outstanding under the same terms and conditions. As a result of this agreement, our debt is classified as long-term. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25% (LIBOR + 1.5% or 1.7% at August 31, 2015 and 1.7% at August 31, 2014), depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of August 31, 2015, we had $63.0 million of borrowings under the revolving credit line and $2.8 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $84.2 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of August 31, 2015. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HAFTA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2016. We made contributions of $3.0 million to our Pension Plan during fiscal 2015. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2015, we had an unfunded pension liability recorded on our balance sheet of $11.0 million.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $2.5 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2015 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $63.0 million at August 31, 2015. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2015 would be approximately $0.6 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Mexican Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at August 31, 2015, the decrease in fair value and results of operations would be approximately $0.3 million.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2015 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended August 31, 2015.

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

Under the Company’s stock repurchase plan which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. On December 19, 2014, the Board increased the authorized amount available to repurchase our shares by an additional $10.0 million, bringing the total approved to $20.0 million. As of August 31, 2015, the Company has repurchased 718,511 shares under the repurchase program at an average price per share of $13.74, leaving approximately $10.1 million available to purchase shares under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
June 1, 2015 - June 30, 2015	—	$—	—	$10,128,466
July 1, 2015 - July 31, 2015	—	$—	—	$10,128,466
August 1, 2015 - August 31, 2015	—	$—	—	$10,128,466

Total	—	$—	—	$10,128,466

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, filed on September 29, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: September 29, 2015	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 29, 2015	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, filed on September 29, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith