Form 10-Q
period 2015-11-30
ENNIS, INC.
filed 2015-12-30
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2015

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

As of December 22, 2015, there were 25,811,026 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	November 30, 2015	February 28, 2015
Assets
Current assets
Cash	$13,710	$15,346
Accounts receivable, net of allowance for doubtful receivables of $4,052 at November 30, 2015 and $3,559 at February 28, 2015	54,243	62,865
Prepaid expenses	6,098	8,853
Prepaid income taxes	2,106	3,198
Inventories	98,570	119,814
Deferred income taxes	6,272	6,272
Assets held for sale	—	194

Total current assets	180,999	216,542
Property, plant and equipment, at cost
Plant, machinery and equipment	169,774	166,890
Land and buildings	81,078	83,283
Other	23,730	23,574

Total property, plant and equipment	274,582	273,747
Less accumulated depreciation	188,279	180,872

Net property, plant and equipment	86,303	92,875

Goodwill	64,537	64,489
Trademarks and trade names	28,591	28,591
Other intangible assets, net	43,988	47,636
Deferred finance charges, net	112	224
Other assets	2,525	2,905

Total assets	$407,055	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	November 30, 2015	February 28, 2015
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$20,986	$21,275
Accrued expenses
Employee compensation and benefits	14,059	15,964
Taxes other than income	624	656
Income taxes payable	1,742	—
Other	3,050	2,352

Total current liabilities	40,461	40,247

Long-term debt	45,000	106,500
Liability for pension benefits	11,507	9,852
Deferred income taxes	8,378	10,248
Other liabilities	1,735	1,735

Total liabilities	107,081	168,582

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2015	75,134	75,134
Additional paid-in capital	121,318	121,687
Retained earnings	205,776	188,413
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	(7,679)	(4,627)
Minimum pension liability, net of taxes	(17,570)	(17,570)

Total accumulated other comprehensive income (loss)	(25,249)	(22,197)

Treasury stock	(77,005)	(78,357)

Total shareholders’ equity	299,974	284,680

Total liabilities and shareholders’ equity	$407,055	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended November 30,		Nine months ended November 30,
	2015	2014	2015	2014
Net sales	$139,451	$146,971	$440,788	$439,998
Cost of goods sold	98,877	110,455	322,040	329,906

Gross profit margin	40,574	36,516	118,748	110,092

Selling, general and administrative	23,430	23,817	69,552	67,436
Impairment of goodwill and trademarks	—	93,324	—	93,324
Gain from disposal of assets	(361)	(15)	(371)	(19)

Income (loss) from operations	17,505	(80,610)	49,567	(50,649)

Other income (expense)
Interest expense	(260)	(472)	(1,120)	(1,499)
Other, net	(302)	347	586	61

	(562)	(125)	(534)	(1,438)

Earnings (loss) before income taxes	16,943	(80,735)	49,033	(52,087)

Provision for income taxes	6,269	(9,556)	18,142	1,044

Net earnings (loss)	$10,674	$(71,179)	$30,891	$(53,131)

Weighted average common shares outstanding
Basic	25,684,026	25,753,345	25,665,069	25,926,157

Diluted	25,728,144	25,753,345	25,692,930	25,926,157

Per share amounts
Net earnings (loss) - basic	$0.42	$(2.76)	$1.20	$(2.05)

Net earnings (loss) - diluted	$0.41	$(2.76)	$1.20	$(2.05)

Cash dividends per share	$0.175	$0.175	$0.525	$0.525

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended November 30,		Nine months ended November 30,
	2015	2014	2015	2014
Net earnings (loss)	$10,674	$(71,179)	$30,891	$(53,131)
Foreign currency translation adjustment, net of deferred taxes	223	(1,606)	(3,052)	(1,071)

Comprehensive income (loss)	$10,897	$(72,785)	$27,839	$(54,202)

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended November 30,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$30,891	$(53,131)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,452	7,815
Amortization of deferred finance charges	112	112
Amortization of trade names, customer lists, and patent	4,506	4,249
Impairment of goodwill and trademarks	—	93,324
Gain from disposal of assets	(371)	(19)
Bad debt expense	1,412	725
Stock based compensation	983	1,012
Deferred income taxes	25	(14,212)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	7,039	2,379
Prepaid expenses	3,228	(1,563)
Inventories	20,807	6,055
Other assets	381	140
Accounts payable and accrued expenses	31	(1,435)
Other liabilities	—	127
Liability for pension benefits	1,655	820

Net cash provided by operating activities	79,151	46,398

Cash flows from investing activities:
Capital expenditures	(4,640)	(1,624)
Purchase of businesses, net of cash acquired	(331)	(10,844)
Proceeds from disposal of plant and property	992	82

Net cash used in investing activities	(3,979)	(12,386)

Cash flows from financing activities:
Borrowings on debt	—	11,000
Repayment of debt	(61,500)	(15,000)
Dividends	(13,528)	(13,689)
Purchase of treasury stock	—	(6,552)
Proceeds from exercise of stock options	—	54

Net cash used in financing activities	(75,028)	(24,187)

Effect of exchange rate changes on cash	(1,780)	(473)

Net change in cash	(1,636)	9,352
Cash at beginning of period	15,346	5,316

Cash at end of period	$13,710	$14,668

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, from which the accompanying consolidated balance sheet at February 28, 2015 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU No. 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2015	2014	2015	2014
Balance at beginning of period	$3,448	$3,584	$3,559	$3,672
Bad debt expense	798	494	1,412	725
Recoveries	10	10	45	29
Accounts written off	(204)	(113)	(964)	(451)

Balance at end of period	$4,052	$3,975	$4,052	$3,975

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30, 2015	February 28, 2015
Raw material	$18,873	$18,153
Work-in-process	9,416	7,195
Finished goods	70,281	94,466

	$98,570	$119,814

4. Acquisitions

On July 31, 2015, the Company acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial and has omitted further discussion.

On December 31, 2014, the Company completed the acquisition of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million, in a stock purchase transaction. An additional $1.0 million is available to be paid to the sellers over the next 3 years under an earn-out provision if certain financial metrics are achieved. The goodwill recognized as a part of this acquisition is not tax deductible. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo produces tags, labels, tickets and commercial printing. Kay Toledo, which generated approximately $25.0 million in unaudited sales during calendar year 2014, will continue to operate under its respective brand names. For the three and nine months ended November 30, 2015, Kay Toledo added $7.6 million and $20.4 million, respectively, in sales and $0.4 million and $2.4 million, respectively, in earnings (pre-tax). The acquisition expands and strengthens the tag and label operations of the Company.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

On June 16, 2014, the Company acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (collectively “Sovereign”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to be paid to the sellers over the next 4 years under an earn-out provision. The goodwill generated in this acquisition is tax deductible. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. Sovereign, which generated approximately $27.1 million in unaudited sales during the 2013 calendar year, will continue to operate under its respective brand names. For the three and nine months ended November 30, 2015, Sovereign added 5.9 million and $18.8 million, respectively, in sales and $1.0 million and $3.1 million, respectively, in earnings (pre-tax). The acquisition expanded the geographic locations of producing business forms for the Company.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

4. Acquisitions-continued

	Three months ended November 30, 2014	Nine months ended November 30, 2014
Pro forma net sales	$153,155	$465,891
Pro forma net earnings (loss)	(70,996)	(52,450)
Pro forma earnings (loss) per share - diluted	(2.76)	(2.02)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis as of November 30 of each year, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. The Company is currently still in the process of evaluating and will complete its annual impairment analysis during the fourth quarter of this fiscal year. As of November 30, 2015, there were no indications of impairment that would require an impairment charge to be taken in the current period. Goodwill and other intangible assets are tested for impairment at a reporting unit level, which the Company has determined is at the Print Segment and Apparel Segment level. The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying amount. If the carrying amount exceeds its estimated fair value, a potential impairment is indicated and step two is performed. Step two compares the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities, including unrecognized intangible assets of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record additional impairment charges relating to these assets in the future.

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of November 30, 2015	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	8.9	75,518	31,876	43,642
Noncompete	2.1	75	23	52
Patent	2.3	783	489	294

Total	8.9	$77,610	$33,622	$43,988

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

5. Goodwill and Other Intangible Assets-continued

As of February 28, 2015
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.6	74,670	27,486	47,184
Noncompete	2.8	75	4	71
Patent	3.0	773	392	381

Total	9.5	$76,752	$29,116	$47,636

	November 30, 2015	February 28, 2015
Non-amortizing intangible assets
Trademarks and trade names	$28,591	$28,591

Amortizing and non-amortizing intangible assets by segment as of the date indicated are as follows (in thousands):

	November 30, 2015
Category	Print Segment	Apparel Segment	Total
Amortizing intangibles, net	$38,122	$5,866	$43,988
Non-amortizing intangibles	15,291	13,300	28,591

Total	$53,413	$19,166	$72,579

	February 28, 2015
Category	Print Segment	Apparel Segment	Total
Amortizing intangibles, net	$40,670	$6,966	$47,636
Non-amortizing intangibles	15,291	13,300	28,591

Total	$55,961	$20,266	$76,227

Aggregate amortization expense for the nine months ended November 30, 2015 and November 30, 2014 was $4.5 million ($3.4 million – Print and $1.1 million – Apparel) and $4.2 million ($3.1 million – Print and $1.1 million – Apparel), respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated calendar year is as follows (in thousands):

	Print Segment	Apparel Segment	Total
2017	$4,666	$1,467	$6,133
2018	4,452	1,467	5,919
2019	3,935	1,467	5,402
2020	3,847	1,099	4,946
2021	3,778	—	3,778

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

5. Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

	Print Segment	Apparel Segment	Total
Balance as of March 1, 2014	$59,284	$55,923	$115,207
Goodwill acquired	5,205	—	5,205
Goodwill impairment	—	(55,923)	(55,923)

Balance as of February 28, 2015	64,489	—	64,489
Goodwill acquired	48	—	48
Goodwill impairment	—	—	—

Balance as of November 30, 2015	$64,537	$—	$64,537

During the fiscal year ended February 28, 2015, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets, $945,000 was added to goodwill related to the acquisition of Sovereign, $4.2 million was added to goodwill related to the acquisition of Kay Toledo, and an adjustment of ($55.9 million) reflects an impairment charge related to goodwill recorded in the Apparel segment. During the nine months ended November 30, 2015, $48,000 was added to goodwill related to the acquisition of Sovereign.

6. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2015	February 28, 2015
Accrued taxes	$177	$380
Accrued legal and professional fees	710	558
Accrued interest	176	425
Accrued utilities	112	131
Accrued acquisition related obligations	668	127
Accrued credit card fees	293	277
Other accrued expenses	914	454

	$3,050	$2,352

7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30, 2015	February 28, 2015
Revolving credit facility	$45,000	$106,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100.0 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. During the period the Company has received a binding commitment from its primary lender to extend the maturity date on the above Facility to August 19, 2017 for an amount in excess of the amount outstanding under the same terms and conditions. As a result of this agreement, the Company’s debt is classified as long-term. The Facility bears interest

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

7. Long-Term Debt-continued

at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25%, or 1.6% (LIBOR + 1.25%) at November 30, 2015 and 1.7% (LIBOR + 1.5%) at November 30, 2014, depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of November 30, 2015, the Company had $45.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $102.9 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of November 30, 2015. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

8. Shareholders’ Equity

Changes in shareholders’ equity accounts for the nine months ended November 30, 2015 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2015	30,053,443	$75,134	$121,687	$188,413	$(22,197)	(4,514,905)	$(78,357)	$284,680
Net earnings	—	—	—	30,891	—	—	—	30,891
Foreign currency translation, net of deferred tax of $1,869	—	—	—	—	(3,052)	—	—	(3,052)
Dividends paid ($.525 per share)	—	—	—	(13,528)	—	—	—	(13,528)
Stock based compensation	—	—	983	—	—	—	—	983
Exercise of stock options and restricted stock grants	—	—	(1,352)	—	—	77,900	1,352	—

Balance November 30, 2015	30,053,443	$75,134	$121,318	$205,776	$(25,249)	(4,437,005)	$(77,005)	$299,974

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of the common stock through a stock repurchase program. Under the Board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million on April 20, 2012 and by another $10.0 million on December 19, 2014. There were no repurchases of common stock during the nine months ended November 30, 2015 and there have been 718,511 common shares repurchased under the program since its inception at an average price of $13.74 per share. There is currently $10.1 million available to repurchase the Company’s common stock under the program.

9. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2015, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 638,693 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2015. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2015 and November 30, 2014, the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

9. Stock Option Plan and Stock Based Compensation-continued

Company included compensation expense related to share-based compensation in selling, general and administrative expenses, compensation expense of $0.3 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively. For the nine months ended November 30, 2015 and November 30, 2014, the Company included compensation expense related to share-based compensation of $1.0 million ($0.6 million net of tax), and $1.0 million ($0.6 million net of tax), respectively, in selling, general and administrative expenses.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2015:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2015	374,823	$15.95	5.7	$210
Granted	43,426	13.69
Terminated	(20,000)	16.42
Exercised	—	—

Outstanding at November 30, 2015	398,249	$15.68	5.7	$1,717

Exercisable at November 30, 2015	321,824	$16.00	5.0	$1,283

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2015 and November 30, 2014:

	November 30,
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

FOR THE PERIOD ENDED NOVEMBER 30, 2015

9. Stock Option Plan and Stock Based Compensation-continued

A summary of the status of the Company’s unvested stock options at November 30, 2015 and the changes during the nine months ended November 30, 2015 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2015	79,760	$2.51
New grants	43,426	2.24
Vested	(46,761)	2.58
Forfeited	—	—

Unvested at November 30, 2015	76,425	$2.32

As of November 30, 2015, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.8 years.

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2015	153,648	$15.30
Granted	113,648	13.69
Terminated	—	—
Vested	(77,900)	15.24

Outstanding at November 30, 2015	189,396	$14.36

As of November 30, 2015, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.0 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.9 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$325	$281	$976	$842
Interest cost	592	611	1,776	1,835
Expected return on plan assets	(982)	(964)	(2,946)	(2,892)
Amortization of:
Prior service cost	(21)	(36)	(64)	(108)
Unrecognized net loss	638	381	1,913	1,143

Net periodic benefit cost	$552	$273	$1,655	$820

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

For the three and nine months ended November 30, 2015, 89,800 and 203,961 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. For the three and nine months ended November 30, 2014, 332,823 and 332,823 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended November 30,		Nine months ended November 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	25,684,026	25,753,345	25,665,069	25,926,157
Effect of dilutive options	44,118	—	27,861	—

Diluted weighted average common shares outstanding	25,728,144	25,753,345	25,692,930	25,926,157

Per share amounts:
Net earnings (loss) – basic	$0.42	$(2.76)	$1.20	$(2.05)

Net earnings (loss) – diluted	$0.41	$(2.76)	$1.20	$(2.05)

Cash dividends	$0.175	$0.175	$0.525	$0.525

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

12. Segment Information and Geographic Information

The Company operates in two segments–the Print Segment and the Apparel Segment.

The Print Segment, which represented 70% and 67% of the Company’s consolidated net sales for the three and nine months ended November 30, 2015, respectively, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 21 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM and Hoosier Data Forms®. The Print Segment also sells the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

The Print Segment sells predominantly through private printers and independent distributors. Northstar also sells direct to a small number of customers. Adams McClure sales are generally provided through advertising agencies. Assets in this segment increased in 2015 primarily as a result of the Company’s acquisition of Sovereign Business Forms, Kay Toledo Tag and SSP.

The Apparel Segment, which represented for 30% and 33% of the Company’s consolidated net sales for the three and nine months ended November 30, 2015, respectively, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including T-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the three and nine months ended November 30, 2015 and November 30, 2014 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended November 30, 2015:
Net sales	$97,516	$41,935	$—	$139,451
Depreciation	1,915	876	67	2,858
Amortization of identifiable intangibles	1,149	367	—	1,516
Segment earnings (loss) before income tax	17,311	4,195	(4,563)	16,943
Segment assets	236,423	151,489	19,143	407,055
Capital expenditures	1,749	348	23	2,120

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

12. Segment Information and Geographic Information-continued

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Three months ended November 30, 2014:
Net sales	$97,652	$49,319	$—	$146,971
Depreciation	1,599	928	67	2,594
Amortization of identifiable intangibles	1,046	367	—	1,413
Impairment of goodwill and trademarks	—	93,324	—	93,324
Segment earnings (loss) before income tax	17,100	(93,218)	(4,617)	(80,735)
Segment assets	229,111	196,467	19,139	444,717
Capital expenditures	615	63	19	697

Nine months ended November 30, 2015:
Net sales	$294,740	$146,048	$—	$440,788
Depreciation	5,579	2,672	201	8,452
Amortization of identifiable intangibles	3,406	1,100	—	4,506
Segment earnings (loss) before income tax	52,901	9,321	(13,189)	49,033
Segment assets	236,423	151,489	19,143	407,055
Capital expenditures	4,090	510	40	4,640

Nine months ended November 30, 2014:
Net sales	$283,917	$156,081	$—	$439,998
Depreciation	4,790	2,824	201	7,815
Amortization of identifiable intangibles	3,149	1,100	—	4,249
Impairment of goodwill and trademarks	—	93,324	—	93,324
Segment earnings (loss) before income tax	50,877	(91,131)	(11,833)	(52,087)
Segment assets	229,111	196,467	19,139	444,717
Capital expenditures	1,365	229	30	1,624

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

	United States	Canada	Mexico	Total
Three months ended November 30, 2015:
Net sales to unaffiliated customers
Print Segment	$97,516	$—	$—	$97,516
Apparel Segment	37,232	4,379	324	41,935

	$134,748	$4,379	$324	$139,451

As of November 30, 2015
Identifiable long-lived assets
Print Segment	$167,677	$—	$—	$167,677
Apparel Segment	19,234	47	33,075	52,356
Corporate	3,386	—	—	3,386

	$190,297	$47	$33,075	$223,419

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2015

12. Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
Three months ended November 30, 2014:
Net sales to unaffiliated customers
Print Segment	$97,652	$—	$—	$97,652
Apparel Segment	44,873	4,104	342	49,319

	$142,525	$4,104	$342	$146,971

As of November 30, 2014
Identifiable long-lived assets
Print Segment	$156,328	$—	$—	$156,328
Apparel Segment	20,737	60	40,348	61,145
Corporate	3,603	—	—	3,603

	$180,668	$60	$40,348	$221,076

Nine months ended November 30, 2015:
Net sales to unaffiliated customers
Print Segment	$294,740	$—	$—	$294,740
Apparel Segment	131,299	13,511	1,238	146,048

	$426,039	$13,511	$1,238	$440,788

Nine months ended November 30, 2014:
Net sales to unaffiliated customers
Print Segment	$283,917	$—	$—	$283,917
Apparel Segment	140,837	14,095	1,149	156,081

	$424,754	$14,095	$1,149	$439,998

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At November 30, 2015, cash balances included $10.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At November 30, 2015, the Company had $0.6 million in Canadian bank accounts and $1.9 million in Mexican bank accounts.

14. Subsequent Events

On December 18, 2015, the Board of Directors of Ennis, Inc. declared a 17 1⁄2 cents per share quarterly dividend to be payable on February 5, 2016 to shareholders of record on January 8, 2016.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

Print Segment

The Print Segment, which represented 70% and 67% of our consolidated net sales for the three and nine months ended November 30, 2015, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 21 strategically located states. Approximately 96% of the

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM and Hoosier Data Forms®. The Print Segment also sells the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

Apparel Segment

The Apparel Segment represented 30% and 33% of our consolidated net sales for the three and nine months ended November 30, 2015, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including T-shirts, tank tops, and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 97% of Alstyle’s revenues are derived from T-shirt sales and approximately 91% of its sales are domestic. Alstyle’s branded product lines are sold mainly under the AAA®, Alstyle Apparel and Activewear®, and Murina® brands.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

Our Apparel Business Challenges - In our apparel segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last few years which has led to increased demand at times, overall lower-end commodity apparel demand remains rather lethargic. Globalization has led to increased pricing pressures and direct importation by many screen-printers and big-box suppliers products that were once sourced domestically. New trade agreements like the recent agreement between Canada and Honduras, and current Trans-Pacific Partnership (TPP), Trans-Atlantic Trade Investment Partnership (TTIP) and Trade in Services Agreement (TISA), which are meant to lower trade barriers, such as tariffs, could have significant impacts on domestic manufacturers. Foreign producers often have significant labor and other cost advantages. In the past few years, domestic quota restrictions were eliminated for basically all foreign countries, which significantly impacted domestic apparel producers. While import duties remain in place for these foreign countries, import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations. Given the number of these foreign producers, any further elimination of import protections that protect domestic apparel producers, especially like TPP, could potentially materially adversely affect Alstyle’s business.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

The unusual harsh domestic winter weather conditions at the end of fiscal years 2014 and 2015, negatively impacted the already weak retail landscape, and contributed to the softness in our Apparel sales during these time periods. The overall domestic retail environment continues to be extremely competitive and challenging from both a volume and pricing perspective. The retail market of late has been less than expectations given the overall domestic economic climate. In addition, globalization has become, and is expected to continue to be, an issue for American/NAFTA manufacturers.

Cotton prices and other input costs – Cotton is the single largest input cost in the cost of a T-shirt. As a result, our business may be affected significantly by dramatic movements in cotton prices. During the last three years plus, cotton pricing has been extremely volatile, increasing to historical highs, and falling back of late to levels closer to historical averages. The cost incurred for materials (i.e., yarn, thread, etc.) is capitalized into inventory and impacts the Company’s operating results as inventory is sold. This could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, fluctuations in cotton costs can significantly impact the Company’s operational results for many quarters, especially given the current market’s inelasticity to increases in selling prices. In addition, other input costs (i.e., dye and other chemicals cost, etc.) have shown increased volatility over comparable periods as well. As a result, any such fluctuation in input costs can be expected to impact our reported margins. Cotton pricing has been, for some time now, more in-line with historical levels, and we have started to see the benefit of lower cotton pricing in our operational results, especially of late. We expect to continue to see these benefits in the coming quarters, unless competitive market pricing pressures negate the benefit of these lower costs.

Continued global economic uncertainties – The T-shirt marketplace is now much more globalized, and such globalization will continue as tariff restrictions are lifted and new trade agreements are entered into with other countries. Therefore, we are impacted by not only the volatility on our domestic economic climate, but the volatility in the international economic climate as well. While the domestic climate and economic recovery have strengthened, the recovery has not been as broad-based as recoveries in the past. Also, international markets of late have started to show increased volatility, which led to considerable strengthening of the dollar against other currencies. This tends to increase pressure on domestic manufacturers, due to lower demand, higher price of their products internationally and increased competition of foreign manufacturers. During the past several years the marketplace was extremely competitive. During this time, manufacturers continued to lower prices as they tried to maintain certain volume levels/market share. Due to these challenging times, we had to take several impairment charges to the value of our apparel assets. Because we continue to see a challenging landscape for years to come, we have introduced new sales programs and entered into new sales channels, which we continue to hope will allow us to grow our revenue and improve our overall operating results. We believe to justify participation in the apparel industry, we need to and are currently working to develop a product mix or industry position capable of sustaining adequate pricing mechanisms to generate an appropriate return to our shareholders. Although challenging given current industry dynamics, we feel we are in a better position today than in years past to deal with these challenges. However, if our new sales programs or channels are not successful or if discounting in the marketplace is deeper than expected, our operating results may be negatively impacted, requiring that we take further impairment charges in the future.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and nine months ended November 30, 2015 and November 30, 2014.

•	Segment Operating Results – this section provides an analysis of our net sales, gross profit margin and operating income by segment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30, 2014				Nine Months Ended November 30, 2014
Operationss - Data (Dollars in thousands)	2015		2014		2015		2014
Net sales	$139,451	100.0%	$146,971	100.0%	$440,788	100.0%	$439,998	100.0%
Cost of goods sold	98,877	70.9	110,455	75.2	322,040	73.1	329,906	75.0

Gross profit margin	40,574	29.1	36,516	24.8	118,748	26.9	110,092	25.0
Selling, general and administrative	23,430	16.8	23,817	16.2	69,552	15.8	67,436	15.3
Impairment of goodwill and trademarks	—	—	93,324	63.5	—	—	93,324	21.2
Gain from disposal of assets	(361)	(0.3)	(15)	—	(371)	(0.1)	(19)	—

Income (loss) from operations	17,505	12.6	(80,610)	(54.9)	49,567	11.2	(50,649)	(11.5)
Other expense, net	(562)	(0.4)	(125)	(0.1)	(534)	(0.1)	(1,438)	(0.3)

Earnings (loss) before income taxes	16,943	12.2	(80,735)	(55.0)	49,033	11.1	(52,087)	(11.8)
Provision for income taxes	6,269	4.5	(9,556)	(6.6)	18,142	4.1	1,044	0.2

Net earnings (loss)	$10,674	7.7%	$(71,179)	(48.4)%	$30,891	7.0%	$(53,131)	(12.0)%

Proforma Earnings (Dollars in thousands)
Income (loss) from operations - GAAP	$17,505	12.6%	$(80,610)	(54.9)%	$49,567	11.2%	$(50,649)	(11.5)%
Impairment charge	—	—	(93,324)	(63.5)	—	—	(93,324)	(21.2)

Income from operations, pre-impairment	17,505	12.6	12,714	8.6	49,567	11.2	42,675	9.7
Other expense, net	(562)	(0.4)	(125)	(0.1)	(534)	(0.1)	(1,438)	(0.3)

Earnings before income taxes	16,943	12.2	12,589	8.5	49,033	11.1	41,237	9.4
Provision for income taxes	6,269	4.5	4,657	3.1	18,142	4.1	15,257	3.5

Net earnings, pre-impairment	$10,674	7.7%	$7,932	5.4%	$30,891	7.0%	$25,980	5.9%

Three months ended November 30, 2015 compared to three months ended November 30, 2014

Net Sales. Our consolidated net sales were $139.5 million for the quarter ended November 30, 2015, compared to $147.0 million for same quarter last year, or a decrease of 5.1%. Print sales decreased slightly by 0.2% on a comparable quarter basis, from $97.7 million to $97.5 million, while our apparel sales decreased from $49.3 million to $41.9 million, or 15.0%.

Cost of Goods Sold. Our manufacturing costs decreased by $11.6 million from $110.5 million for the three months ended November 30, 2014 to $98.9 million for the three months ended November 30, 2015, or 10.5%. Our consolidated gross profit margin (“margin”) increased 430 basis points from 24.8% to 29.1% for the quarter ended November 30, 2014 and November 30, 2015, respectively. Our print margin increased slightly from 30.2% to 30.5%, due to continued realization of operational synergies with acquired businesses by the elimination of duplicate costs, while our Apparel margin increased 1,170 basis points on a comparable quarter basis from 14.2% to 25.9%, due to improving manufacturing efficiencies, relatively stable selling prices, and lower input costs during the current quarter.

Selling, general and administrative expense. For the three months ended November 30, 2015, our selling, general and administrative expenses were $23.4 million, or 16.8% of sales, compared to $23.8 million, or 16.2% of sales for the three months ended November 30, 2014. The slight decrease in our selling, general and administrative expenses on a dollar basis during the quarter related primarily to the further integration of our print acquisitions into our operating systems/environment. We would expect these costs to return to more historical levels on a percentage of sales basis, once our operational and financial systems have been fully deployed into these entities.

Impairment of goodwill and trademarks. No goodwill or trademark impairment was taken during the quarter ended November 30, 2015. We are currently still in the process of evaluating and will complete our annual impairment analysis during the fourth quarter of this fiscal year. As of November 30, 2015, there were no indications of impairment that would require an impairment charge to be taken in the current period. The goodwill impairment charge taken during the quarter ended November 30, 2014 was primarily driven by marketplace pricing pressures and a challenging retail environment that negatively impacted the forecasted cash flows of our Apparel Segment. Because of indicators that an impairment existed with respect to the Company’s Apparel Segment, an estimated impairment charge of $93.3 million was taken to reduce the carrying values of their reporting unit assets to their fair values.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

Gain from disposal of assets. The gain of $361,000 during the current quarter related primarily to the sale of an unused manufacturing facility as well as some unused manufacturing equipment. The gain of $15,000 during the same quarter last year related primarily to the sale of unused manufacturing equipment.

Income from operations. Due to the factors indicated above, income (loss) from operations for the three months ended November 30, 2015 was $17.5 million or 12.6% of sales, as compared to $ (80.6) million, or (54.9)% of sales for the three months ended November 30, 2014. The loss from operations for the three months ended November 30, 2014 resulted primarily from the non-cash impairment charge of $93.3 million to goodwill and trademarks. Excluding the impairment charge, our Non-GAAP income from operations would have been $12.7 million, or 8.6% of sales.

Other expense. Other expense increased from $0.1 million for the three months ended November 30, 2014 to $0.6 million for the three months ended November 30, 2015, or $0.5 million. Foreign currency gain/loss expense increased by $0.7 million from $0.4 million foreign currency gain for the three months ended November 30, 2014 to $0.3 million foreign currency loss for the three months ended November 30, 2015. This was offset by a $0.2 million decrease in interest expense from $0.5 million to $0.3 million for the three months ended November 30, 2014 and 2015, respectively. The decrease in interest expense was due to less debt outstanding during the quarter.

Provision for income taxes. Our effective tax rate was 37.0% for the three months ended November 30, 2015. Our effective tax rate for the three months ended November 30, 2014 was 11.8%. The lower effective tax was due to a non-deductible goodwill impairment charge of $55.9 million.

Net earnings. Due to the above factors, our net earnings (loss) for the three months ended November 30, 2015 were $10.7 million, or 7.7% of sales, as compared to $(71.2) million, or (48.4)% of sales for the three months ended November 30, 2014. Our basic and diluted earnings (loss) per share were $0.42 and $0.41 per share for the three months ended November 30, 2015, respectively, as compared to $(2.76) per share for the three months ended November 30, 2014. Excluding the impairment charge for the quarter ended November 30, 2014, our Non-GAAP adjusted earnings for the quarter would have been approximately $7.9 million, or $0.31 per diluted share.

Nine months ended November 30, 2015 compared to nine months ended November 30, 2014

Net Sales. For the nine month period, our net consolidated sales increased from $440.0 million to $440.8 million, or 0.2%. Our print sales, bolstered by the impact of recent acquisitions, increased $10.8 million, or 3.8%, from $283.9 million to $294.7 million for the nine month period. Our apparel sales, which continue to be negatively impacted by the weak lower-end domestic retail environment and stricter adherence to selling price preservation, decreased by $10.1 million, or 6.5%, from $156.1 million to $146.0 million.

Cost of Goods Sold. Our manufacturing costs decreased by $7.9 million from $329.9 million, or 75.0% of sales for the nine months ended November 30, 2014 to $322.0 million, or 73.1% of sales for the comparable period this year. Overall our margin increased from 25.0% to 26.9% for the nine months ended November 30, 2014 and November 30, 2015, respectively. Our print margin increased during the period from 30.6% to 30.9%, due to the continued realization of operational synergies with acquired businesses by the elimination of duplicate costs, while our apparel margin increased 420 basis points from 14.8% to 19.0% due to improving manufacturing efficiencies, relatively stable selling prices, and lower input costs during the period.

Selling, general and administrative expense. For the nine months ended November 30, 2015, our selling, general and administrative expenses were $69.6 million, or 15.8% of sales, compared to $67.4 million, or 15.3% of sales for the nine months ended November 30, 2014. The increase in our selling, general and administrative expenses during the period was due primarily to the impact of our recent acquisitions. We expect these costs to return to more historical levels on a percentage of sales basis, once our operational and financial systems have been fully deployed into these entities.

Impairment of goodwill and trademarks. No goodwill or trademark impairment was taken during the period ended November 30, 2015. We are currently still in the process of evaluating and will complete our annual impairment analysis during the fourth quarter of this fiscal year. As of November 30, 2015, there were no indications of impairment that would require an impairment charge to be taken in the current period. The goodwill impairment

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

charge taken during the quarter ended November 30, 2014 was primarily driven by marketplace pricing pressures and a challenging retail environment that negatively impacted the forecasted cash flows of our Apparel Segment. Because of indicators that an impairment existed with respect to the Company’s Apparel Segment, an estimated impairment charge of $93.3 million was taken to reduce the carrying values of their reporting unit assets to their fair values.

Gain from disposal of assets. The gain from disposal of assets of $371,000 for the nine months ended November 30, 2015 related primarily to the sale of an unused manufacturing facility as well as unused manufacturing equipment and the gain from disposal of assets of $19,000 for the nine months ended November 30, 2014 related primarily to the sale of unused manufacturing equipment.

Income from operations. Our income (loss) from operations for the nine months ended November 30, 2015 was $49.6 million, or 11.2% of sales compared to $(50.6) million, or (11.5)% of sales for the same period last year, or an increase of $100.2 million. The increase in our operational earnings related primarily to the impact of our recent print acquisitions and the improving operational performance of our Apparel segment. The loss from operations during the nine months ended November 30, 2014 resulted primarily from the non-cash impairment charge of $93.3 million to goodwill and trademarks. Excluding the impairment charge, our Non-GAAP income from operations would have been $42.7 million, or 9.7% of sales.

Other expense. Other expense decreased from $1.4 million for the nine months ended November 30, 2014 to $0.5 million for the three months ended November 30, 2015, or $0.9 million. Foreign currency gain/loss expense decreased by $0.5 million from $0.1 million foreign currency gain for the nine months ended November 30, 2014 to $0.6 million foreign currency gain for the nine months ended November 30, 2015. In addition, interest expense decreased $0.4 million from $1.5 million to $1.1 million for the nine months ended November 30, 2014 and 2015, respectively. The decrease in interest expense was due to less debt outstanding during the period.

Provision for income taxes. Our effective tax rate was 37.0% for the nine months ended November 30, 2015. Our effective tax rate for the nine months ended November 30, 2014 was (2.0)% due to a non-deductible goodwill impairment charge of $55.9 million.

Net earnings. Due to the above factors, our net earnings (loss) for the nine months ended November 30, 2015 were $30.9 million, or 7.0% of sales, compared to $(53.1) million, or (12.0)% of sales for the nine months ended November 30, 2014. Our basic and diluted earnings (loss) per share for the nine months ended November 30, 2015 was $1.20 per share compared to $(2.05) per share for the nine months ended November 30, 2014. Excluding the impairment charge during the period ended November 30, 2014, our Non-GAAP earnings for the period would have been approximately $26.0 million, or $1.00 per diluted share.

Segment Operating Results

	Three months ended November 30,		Nine months ended November 30,
Net Sales by Segment (in thousands)	2015	2014	2015	2014
Print	$97,516	$97,652	$294,740	$283,917
Apparel	41,935	49,319	146,048	156,081

Total	$139,451	$146,971	$440,788	$439,998

Print Segment. Our net print sales, which represented 70% and 67% of our consolidated sales for the three and nine months ended November 30, 2015, were approximately $97.5 million and $294.7 million, respectively, compared to $97.7 million and $283.9 million for the three and nine months ended November 30, 2014, respectively, a decrease of $0.2 million, or 0.2% for the quarter, and an increase of $10.8 million, or 3.8% for the period. Our recent print acquisitions impacted our print sales during the quarter by $7.6 million and $20.4 million for the period. These increases were offset by sales declines at our other print locations of 7.9% for the quarter and 3.4% for the period due to normal print attrition and the general economic environment.

Apparel Segment. Our net apparel sales, which represented 30% and 33% of our consolidated sales for the three and nine months ended November 30, 2015, were approximately $41.9 million and $146.0 million, respectively,

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

compared to $49.3 million and $156.1 million for the three and nine months ended November 30, 2014, respectively, a decrease of $7.4 million, or 15.0% for the quarter, and a decrease of $10.1 million, or 6.5% for the period. Overall our apparel sales continue to be impacted by the rather anemic lower-end domestic retail environment, competitor’s pricing pressures, and continued international competition due to relaxed import restrictions. As mentioned earlier, we recently introduced new sales programs and entered into new sales channels that we continue to hope will allow us to stabilize our top-line revenue and improve our overall operating results. However, this year we have focused more on preserving our margins through maintaining our selling prices, which has translated into realization of our operational efficiency improvements and lower input costs in our operational results.

	Three months ended November 30,		Nine months ended November 30,
Gross Profit by Segment (in thousands)	2015	2014	2015	2014
Print	$29,719	$29,504	$91,046	$86,944
Apparel	10,855	7,012	27,702	23,148

Total	$40,574	$36,516	$118,748	$110,092

Print Segment. Our print gross profit margin for the three and nine months ended November 30, 2015 was $29.7 million and $91.0 million, respectively, as compared to $29.5 million and $86.9 million for the three and nine months ended November 30, 2014. For the quarter, print margin increased from 30.2% to 30.5% compared to the same quarter last year and increased from 30.6% to 30.9% compared to the same period last year. This is due primarily to our continued elimination of redundant costs associated with prior year acquisitions as we convert them onto our computer systems and into our production processes.

Apparel Segment. Our apparel gross profit margin for the three and nine months ended November 30, 2015 was $10.9 million and $27.7 million, respectively, as compared to $7.0 million and $23.1 million for the three and nine months ended November 30, 2014, respectively. As a percent of sales, our apparel margin was 25.9% and 19.0% for the three and nine months ended November 30, 2015, respectively, as compared to 14.2% and 14.8% for the three and nine months ended November 30, 2014, respectively. Our apparel margin has been positively impacted by lower input costs, mainly of cotton, improving manufacturing efficiencies, and the maintenance of our selling prices, which resulted in the apparel group showing margin improvements of 1,170 basis points over the comparable quarter last year and 420 basis points over the previous year’s results. Given the current inventory levels at the start of the third quarter in our core/basic products, we continued to increase the percentage of our production allocated to these products during the quarter. In addition, we experienced fewer raw material quality and fabric production issues during the quarter. These factors were the main drivers for our operational improvements during the period.

	Three months ended November 30,		Nine months ended November 30,
Profit by Segment (in thousands)	2015	2014	2015	2014
Print	$17,311	$17,100	$52,901	$50,877
Apparel	4,195	(93,218)	9,321	(91,131)

Total	21,506	(76,118)	62,222	(40,254)
Less corporate expenses	4,563	4,617	13,189	11,833

Earnings (loss) before income taxes	$16,943	$(80,735)	$49,033	$(52,087)

Print Segment. Our print profit for the three and nine months ended November 30, 2015 was $17.3 million and $52.9 million, respectively, as compared to $17.1 million and $50.9 million for the three and nine months ended November 30, 2014, respectively. Our print profits, as a percentage of sales, increased slightly from 17.5% to 17.8% for the comparable quarters and remained level at 17.9% when compared to the same period last year.

Apparel Segment. Our apparel profit (loss) for the three and nine months ended November 30, 2015 was $4.2 million and $9.3 million, respectively, as compared to $(93.2) million and $(91.1) million for the three and nine months ended November 30, 2014, respectively. During the third quarter ending November 30, 2014, we recorded a non-cash impairment charge of $93.3 million. Our Apparel Segment profits, absent this charge for the three and nine

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

months ended November 30, 2014, would have been $0.1 million and $2.2 million, respectively. As a percent of sales, our apparel profit increased from pre-impairment profits of 0.2% to 10.0% of sales for the comparable quarters and increased from pre-impairment profits of 1.4% to 6.4% when compared to the same period last year. Our Apparel Segment continues to be impacted by the rather weak lower-end domestic retail environment, marketplace pricing pressures, and increased international competition due to relaxed import restrictions. However, the stability in our selling prices over the period has allowed us to recognize the full benefit of our lower input costs and improving manufacturing efficiencies in our operational results this year.

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

(Dollars in thousands)	November 30, 2015	February 28, 2015
Working Capital	$140,538	$176,295
Cash	$13,710	$15,346

Working Capital. Our working capital decreased approximately $35.8 million or 20.3%, from $176.3 million at February 28, 2015 to $140.5 million at November 30, 2015. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.4 to 1.0 at February 28, 2015 to 4.5 to 1.0 at November 30, 2015. Both our working capital and current ratio decreased as a result of using working capital during the period to pay-down our long-term debt by $61.5 million. We generated working capital during the period by improving our operational performance and by reducing our cash, accounts receivable, inventory and prepaid items.

	Nine months ended November 30,
(Dollars in thousands)	2015	2014
Net Cash provided by operating activities	$79,151	$46,398
Net Cash used in investing activities	$(3,979)	$(12,386)
Net Cash used in financing activities	$(75,028)	$(24,187)

Cash flows from operating activities. Cash provided by operating activities increased by $32.8 million from $46.4 million for the nine months ended November 30, 2014 to $79.2 million for the nine months ended November 30, 2015. Our increased operational cash flows in comparison to the comparable period last year was primarily due to the impact of apparel inventory on our operating cash. Last year our apparel inventory provided approximately $6.1 million in cash, while this year it provided $20.8 million due to a decrease in production due to the introduction of new product offerings and the rebalancing of inventory levels as a result of lower sales levels. In addition, our receivables provided approximately $4.7 million more, our prepaid expenses provided approximately $4.8 million more and our accounts payable and accrued expenses provided $1.5 million more during the current period than the comparable period last year.

Cash flows from investing activities. Cash used in investing activities decreased $8.4 million from $12.4 million to $4.0 million for the nine months ended November 30, 2014 and November 30, 2015, respectively. This was primarily due to $10.5 million less cash used in our print acquisitions in the current period, as well as approximately $0.9 million more cash provided from the disposal of property. This was partially offset by $3.0 million more used for capital expenditures during the current period.

Cash flows from financing activities. We used $50.8 million more in cash this period than during the same period last year. We used $61.5 million in cash this year to pay down our debt compared to $15.0 million used last year. In addition, we borrowed an additional $11.0 million against our line of credit last year, but we have not borrowed any additional funds this year. Last year, we used $6.6 million to repurchase our common stock under our stock repurchase

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

program. We have not repurchased any shares of our common stock under our share repurchase program to date this year.

Credit Facility. On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100.0 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. During the period we have received a binding commitment from our primary lender to extend the maturity date on the above Facility to August 19, 2017 for an amount in excess of the amount outstanding under the same terms and conditions. As a result of this agreement, our debt is classified as long-term. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25%, or 1.6% (LIBOR + 1.25%) at November 30, 2015 and 1.7% (LIBOR + 1.5%) at November 30, 2014, depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of November 30, 2015, we had $45.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $102.9 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of November 30, 2015. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

It is anticipated that the available line of credit is sufficient to cover working capital requirements for the foreseeable future, should it be required.

Pension Plan –We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HAFTA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2016. We made contributions of $3.0 million to our Pension Plan during fiscal 2015. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2015, we had an unfunded pension liability recorded on our balance sheet of $11.5 million.

Inventories –We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper and yarn suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.

Capital Expenditures –We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $5.0 million. To date we have spent approximately $4.6 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2015 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding credit facility, totaled $45.0 million at November 30, 2015. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2015 would be approximately $0.5 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Mexican Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at November 30, 2015, the decrease in fair value and results of operations would be approximately $0.3 million.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2015 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ended November 30, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

Under the Company’s stock repurchase plan, which was approved by our Board of Directors on October 20, 2008, the Company was authorized to repurchase up to $5.0 million of the Company’s common stock. On April 20, 2012, the Board increased the authorized amount available to repurchase our shares by an additional $5.0 million, bringing the total to $10.0 million. On December 19, 2014, the Board increased the authorized amount available to repurchase our shares by an additional $10.0 million, bringing the total approved to $20.0 million. As of November 30, 2015, the Company has repurchased 718,511 shares under the repurchase program at an average price per share of $13.74, leaving approximately $10.1 million available to purchase shares under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
September 1, 2015 - September 30, 2015	—	$—	—	$10,128,466
October 1, 2015 - October 31, 2015	—	$—	—	$10,128,466
November 1, 2015 - November 30, 2015	—	$—	—	$10,128,466

Total	—	$—	—	$10,128,466

Items 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

Exhibit Number	Description

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8 -K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, filed on December 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: December 30, 2015	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: December 30, 2015	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K files on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A files on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit Number	Description

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, filed on December 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith