Form 10-K
period 2016-02-29
ENNIS, INC.
filed 2016-05-11
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2015 was approximately $362 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 29, 2016 was 26,069,164.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 29, 2016

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

Overview

Ennis, Inc. (the “Company”) (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries print and manufacture a broad line of business forms and other business products (the “Print Segment”) and also manufacture a line of activewear (the “Apparel Segment”) for distribution throughout North America. The Print Segment distributes business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customers’ needs. The Apparel Segment produces and sells activewear, including T-shirts, fleece goods and other wearables. Distribution of our activewear throughout the United States, Canada and Mexico is primarily through sales representatives. The distributor channel encompasses activewear wholesalers and screen printers. We offer a great selection of high-quality activewear apparel with a wide variety of styles and colors in sizes ranging from toddler to 6XL. The apparel line features a wide variety of tees and fleece.

On April 1, 2016, the Company entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in such Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) from the Company for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that was to have been retained by the Company. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

Under the Initial Purchase Agreement, the Company retained the right to terminate such agreement in the event that the Company were to receive an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of the Board of Directors of the Company in the exercise of their fiduciary duties on behalf of the Company’s stockholders, deemed such offer to be a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what was determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer in connection therewith. In connection with the superior offer, the Company and Gildan have entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which Gildan will acquire the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of such agreement (the “Gildan Transaction”). The closing of the Gildan Transaction, which is anticipated to occur during the Company’s second fiscal quarter, is conditioned upon customary closing conditions, including applicable regulatory approvals. Following the closing, the Company will provide transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters and will sublease from Gildan a portion of a certain property located in Anaheim, California that is leased by the Apparel Segment. As part of the purchase price, Gildan funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer of the Apparel Segment in connection with the termination of the Initial Purchase Agreement with such Initial Buyer, as more fully described above. The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2016 regarding the Gildan Transaction and reference is made herein to that report for further explanation.

Based on presently available information, on a preliminary and unaudited basis, and assuming a closing date by the end of June 2016, the Company anticipates that it will incur a pre-tax loss on the sale of Alstyle Apparel to Gildan pursuant to the Gildan Purchase Agreement of between $25.0 million and $35.0 million. Based on certain tax elections expected to be made, the Company is expecting to be able to treat the loss as an operating loss for tax purposes.

On July 31, 2015, we acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial and has omitted further discussion.

On December 31, 2014, we completed the acquisition of the stock of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million cash, in a stock purchase transaction. An additional $1.0 million is available to be paid over the next 3 years under an earn-out provision if certain financial metrics are achieved. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo produces tags, labels, tickets and commercial printing. Kay Toledo, generated approximately $25.0 million in unaudited sales for the twelve month period ended December 31, 2014 and will continue to operate under its respective brand names.

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

Business Segment Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States and are also a significant provider of blank T-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page F-29.

Print Segment

The Print Segment, which represented 68%, 66%, and 63% of our consolidated net sales for the fiscal years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively, is in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 58 manufacturing plants throughout the United States in 21 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Print Segment sells predominantly through private printers and independent distributors, as well as to many of our competitors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Northstar acquired several of the top 25 banks in the United States as customers and is actively pursuing other large banks within the top 25 tier of banks in the United States. Adams McClure also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Apparel Segment

The Apparel Segment represented 32%, 34%, and 37% of our consolidated net sales for the fiscal years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively, and operates under the name of Alstyle Apparel (“Alstyle”). Alstyle markets high quality knitted activewear (including T-shirts, tank tops and fleece) across all market segments. The main products of Alstyle are standardized shirts manufactured in a variety of sizes and colors. Approximately 97% of Alstyle’s revenues are derived from T-shirt sales and approximately 89% of its sales are domestic. Alstyle’s branded product lines are sold mainly under the AAA®, Alstyle Apparel and Activewear®, and Murina® brands.

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

A majority of Alstyle’s sales continue to be branded products, with the remainder being customers’ private label products. Generally, sales to screen printers and mass marketers are driven by price and the availability of products, which directly impacts our inventory level requirements. Sales in the private label business are characterized by higher customer loyalty. As such, the Company increased its sales emphasis in this area in fiscal 2015 and fiscal 2016.

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

On April 1, 2016, the Company entered into the Initial Purchase Agreement with the Initial Buyer and, for the limited purpose set forth in such Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire the Apparel Segment from the Company for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that was to be retained by the Company. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

Under the Initial Purchase Agreement, the Company retained the right to terminate such agreement in the event that the Company were to receive an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of the Board of Directors of the Company in the exercise of their fiduciary duties on behalf of the Company’s stockholders constituted a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what was determined to be a superior offer from Gildan. In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer in connection therewith. In connection with the superior offer, the Company and Gildan have entered into the Gildan Purchase Agreement, pursuant to which Gildan will acquire the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of such agreement. The closing of the Gildan Transaction, which is anticipated to occur during the Company’s second fiscal quarter, is conditioned upon customary closing conditions, including applicable regulatory approvals. Following the closing, the Company will provide transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters and will sublease from Gildan a portion of a certain property located in Anaheim, California that is leased by the Apparel Segment. As part of the purchase price, Gildan funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer of the Apparel Segment in connection with the termination of the Initial Purchase Agreement with such Initial Buyer, as more fully described above. The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2016 regarding the Gildan Transaction, and reference is made herein to that report for further explanation.

Based on presently available information, on a preliminary and unaudited basis, and assuming a closing date by the end of June 2016, the Company anticipates that it will incur a pre-tax loss on the sale of Alstyle Apparel to Gildan pursuant to the Gildan Purchase Agreement of between $25.0 million and $35.0 million. Based on certain tax elections expected to be made, the Company is expecting to be able to treat the loss as an operating loss for tax purposes.

Patents, Licenses, Franchises and Concessions

Outside of the patent for the VersaSeal® product, we do not have any significant patents, licenses, franchises, or concessions.

Intellectual Property

We market our products under a number of trademarks and trade names. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, Alstyle®, A Alstyle Apparel®, AA Alstyle Apparel & Activewear®, AAA Alstyle Apparel & Activewear®, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Classic by Alstyle Apparel®, Enfusion®, Murina®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcelSM, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo TagSM, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, SSPSM, EOSTouchpoint®, and Printersmall®, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products.

Customers

No single customer accounts for as much as five percent of our consolidated net sales.

Backlog

At February 29, 2016, our backlog of orders was approximately $26.8 million, as compared to approximately $25.5 million at February 28, 2015.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in the fiscal year ended February 29, 2016.

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

Employees

At February 29, 2016, we had 6,018 employees. 3,496 of the employees are in Mexico, and 21 employees are in Canada. Of the domestic employees, 279 are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. Two unions represent all of our hourly employees in Mexico with contracts expiring at various times (all hourly employees are full-time).

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

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as imposing other customary covenants, such as requiring a tangible equity level and a ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets, etc. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 29, 2016, we were in compliance with all terms and conditions of our credit facility, which matures on August 18, 2016. During the period we received a binding commitment from our primary lender to extend the maturity date on the above Facility to August 19, 2017 for an amount in excess of the amount outstanding under the same terms and conditions.

Declining financial market conditions and continued decline in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 8% of our employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. In addition, a decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10 basis point change in the discount rate impacts our computed liability by about $900,000. Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels. In addition, continued changes in the mortality tables could potentially impact our funded status. The adoption of 2014 actuarial mortality tables in fiscal year 2015 had a negative impact on our funding status; however, the adoption of the new MR-2015 mortality improvement scale in fiscal year 2016 had a positive impact by reducing our recorded liabilities by $1.6 million.

In 2015 and 2016 we wrote down Apparel Segment goodwill and other intangible assets and we may have similar charges in the future, which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. An impairment may be caused by any number of factors outside our control, such as a decline in market conditions caused by a recession, or protracted recovery there-from, or other factors like competitor’s pricing strategies, which may be tied to such economic events. We have recorded an impairment charge during the current fiscal year due to the carrying value of our intangible assets and several impairment charges in years past relating to goodwill and other intangible assets associated with our Apparel Segment. Continued sale-side pressure due to competitor’s pricing strategies or continued challenging market conditions could result in an impairment charge in the future. Though to date, we have not been required to take an impairment charge related to our Print Segment, continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although such a charge would be a non-cash expense, it would impact our reported operating results and financial position. At February 29, 2016, our consolidated goodwill and other intangible assets were approximately $64.5 million and $66.9 million, respectively, of which $14.7 million of other intangibles related to our Apparel Segment.

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

Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information. These applications will increasingly be conducted over the internet or through other electronic payment systems. The predominant method of our customers’ communication to their customers is by printed information. As their customers become more accepting of internet communications, our clients may increasingly opt for what is perceived to be less costly electronic option, which would reduce our revenue. The pace of these trends is difficult to predict. These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue.

In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, and we aren’t able to increase our market share, our sales and profits will be affected. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins or impact the value of our recorded goodwill and intangible assets. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

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

As of February 29, 2016, approximately 11% of our domestic employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. Two unions represent all of our hourly employees in Mexico. While we feel we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

Cotton yarn is the primary raw material used in Alstyle’s manufacturing processes and represents a significant portion of its manufacturing costs. Alstyle acquires its yarn from three major sources that meet stringent quality and on-time delivery requirements. The largest supplier provided 43% of Alstyle’s yarn requirements during fiscal year 2016 and has an entire yarn mill dedicated to Alstyle’s production. To maintain our high standard of color control associated with our apparel products, we purchase our dyeing chemicals from limited sources. If Alstyle’s relations with its suppliers are disrupted, Alstyle may not be able to enter into arrangements with substitute suppliers on terms as favorable as its current terms, and our results of operations could be materially adversely affected.

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

The North American Free Trade Agreement (“NAFTA”) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico, and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Alstyle. Alstyle manufactures all of its products in the Agua Prieta manufacturing plant and performs substantially all of its cutting and sewing in three plants located in Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could adversely affect our business (see below).

The Central American Free Trade Agreement (“CAFTA”) became effective May 28, 2004 and retroactive to January 1, 2004 for textiles and apparel. It creates a free trade zone similar to NAFTA by and between the United States and Central American countries (El Salvador, Honduras, Costa Rica, Nicaragua, and Dominican Republic). Textiles and apparel are duty-free and quota-free immediately if they meet the agreement’s rule of origin, promoting new opportunities for U.S. and Central American fiber, yarn, fabric and apparel manufacturing. While CAFTA in the past afforded some advantages to Alstyle as they outsourced some of their U.S. produced fiber to Central America to cut/sew, with the transition of this production to Mexico this advantage went away. As such, we do not anticipate that the alteration or subsequent repeal of CAFTA would have a material effect on our operations.

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

The World Trade Organization (“WTO”), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade (“GATT”). This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the United States government is negotiating bilateral trade agreements with developing countries, which are generally exporters of textile and apparel products, that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. In 2008 all import quotas for China were removed. A continued reduction of import quotas and tariffs could make Alstyle’s products less competitive against low cost imports from developing countries (see discussion below).

New trade agreements like the recent agreement between Canada and Honduras, the Trans-Pacific Partnership (“TPP”) between the United States, Vietnam, Australia, Brunei, Chile, Canada, Japan, Malaysia, Mexico, New Zealand, Peru and Singapore, the Trans-Atlantic Trade Investment Partnership (“TTIP”) and the Trade in Services Agreement (“TISA”), which are meant to lower trade barriers, such as tariffs, could have significant impacts on domestic manufacturers. Such agreements could give lower labor-cost countries like Vietnam a significant advantage over Alstyle. One aspect of the agreement could potentially allow Asian countries that are part of the agreement to use China cotton, which would allow these countries to cut and sew their products in a low labor-cost country like Vietnam and then import their products into the U.S. and Canada duty-free. In addition, Canada has recently awarded a duty-free status to Bangladesh and is currently in negotiations with Pakistan. Such developments as these could materially negatively impact Alstyle’s operations domestically and in Canada.

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

The loss or interruption of the services of our Chief Executive Officer, Executive Vice President or Chief Financial Officer could have a material adverse effect on our business, financial condition or results of operations. Although we maintain employment agreements with these individuals, it cannot be assured that the services of such individuals will continue. On April 1, 2016 the Company entered into the Initial Purchase Agreement pursuant to which it agreed to sell the Apparel Segment to the Initial Buyer subject to certain fiduciary out provisions. In connection therewith, Mr. Ahmad the Company’s Chief Technology Officer and Vice President of the Apparel Segment, has elected to be part of the initial buying group. As a result, Mr. Ahmad’s employment agreement was transferred to A&G, Inc., a subsidiary of the Company, and Mr. Ahmad resigned his position as an executive officer of the Company. On May 4, 2016, the Company received what its Board of Directors determined to be a superior offer, and terminated the Initial Unit Purchase Agreement and entered into a Unit Purchase Agreement with another buyer (see Item 1-“Business-Overview” on page 4 of this Form 10-K (this “Report”) for further explanation regarding the pending sale of Alstyle Apparel, LLC).

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Because of the many variables involved and the staggered implementation timeline, we cannot predict with any assurance the impact that the Healthcare Reform and interpretive legislation law and related regulations could have on the Company-sponsored medical plans. While the Company has various cost controls measures in place and employs outsight and outside cost reviews on larger claims, this has been and is expected to continue to be a significant cost to the Company.

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

All of the rented property is held under leases with original terms of one or more years, expiring at various times through July 2021. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Print Segment
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Knoxville, Tennessee	Held for Sale	48,057	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	103,402
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Two Manufacturing Facilities	—	49,000
Denver, Colorado	Four Manufacturing Facilities	60,000	117,575
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	41,300
Roseville, Minnesota	Warehouse	—	20,119
Nevada, Iowa	Two Manufacturing Facilities	290,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	30,700
Tullahoma, Tennessee	Manufacturing Facility	142,061	—
Tullahoma, Tennessee	Held for Sale	24,950	—
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse	—	59,000
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	89,286
West Chester, Pennsylvania	Sales Office	—	1,150
Claysburg, Pennsylvania	Manufacturing	—	69,000
Vandalia, Ohio	Manufacturing	47,820	—
Fairport, New York	Manufacturing	—	40,800
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
Livermore, California	Manufacturing	—	21,568
Smyrna, Georgia	Manufacturing	—	65,000
Clarksville, Tennessee	Manufacturing	51,900	—
Fairhope, Alabama	Manufacturing	65,000	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Visalia, California	Manufacturing	—	56,000
Holyoke, MA	Manufacturing	—	29,281
Corsicana, TX	Manufacturing	39,685	—
Girard, KS	Manufacturing	69,474	—
Powell, TN	Manufacturing	43,968	—
Houston, TX	Manufacturing	—	29,668

		2,715,462	932,039

		Approximate Square Footage
Location	General Use	Owned	Leased
Apparel Segment
Anaheim, California	Office and Distribution Center	—	151,000
Chicago, Illinois	Distribution Center	—	82,100
Orlando, Florida	Distribution Center	—	37,804
Carrollton, Texas	Distribution Center	—	26,136
Bensalem, Pennsylvania	Distribution Center	—	60,848
Mississauga, Canada	Distribution Center	—	53,982
Los Angeles, California	Distribution Center	—	31,600
Agua Prieta, Mexico	Manufacturing	700,000	—
Ensenada, Mexico	Manufacturing	87,145	—
Ensenada, Mexico	Car Parking	—	37,125
Ensenada, Mexico	Warehouse	—	16,146
Hermosillo, Mexico	Manufacturing	—	76,145
Hermosillo, Mexico	Yard Space	—	19,685
Hermosillo, Mexico	Vacant	—	8,432

		787,145	601,003

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	3,539,907	1,533,042

*	7,000 square feet of Ennis, Texas location leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

	Common Stock Price Range		Common Stock Trading Volume (number of shares in thousands)	Dividends per share of Common Stock
	High	Low
Fiscal Year Ended February 29, 2016
First Quarter	$17.20	$13.18	2,174	$0.175
Second Quarter	19.17	14.77	3,844	$0.175
Third Quarter	20.74	15.66	2,647	$0.175
Fourth Quarter	20.93	18.07	3,356	$0.175
Fiscal Year Ended February 28, 2015
First Quarter	$17.02	$14.45	2,277	$0.175
Second Quarter	15.97	14.05	1,920	$0.175
Third Quarter	15.13	12.53	2,106	$0.175
Fourth Quarter	14.23	12.51	2,195	$0.175

The last reported sale price of our common stock on NYSE on April 29, 2016 was $19.54. As of that date, there were approximately 790 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the Board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Board increased the authorized amount available to repurchase our shares by an additional $5.0 million on April 20, 2012 and by another $10.0 million on December 19, 2014. There were no repurchases of common stock during fiscal year 2016 and there have been 718,511 common shares repurchased under the program since its inception at an average price of $13.74 per share. There is currently $10.1 million available to repurchase the Company’s common stock under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
February 1, 2016 – February 29, 2016	—	$—	—	$10,128,466
January 1, 2016 – January 31, 2016	—	$—	—	$10,128,466
December 1, 2015 – December 31, 2015	—	$—	—	$10,128,466
September 1, 2015 – November 30, 2015	—	$—	—	$10,128,466
June 1, 2015 – August 31, 2015	—	$—	—	$10,128,466
March 1, 2015 – May 31, 2015	—	$—	—	$10,128,466
March 1, 2014 – February 28, 2015	502,690	$13.99	502,609	$10,128,466
March 1, 2013 – February 28, 2014	120,014	$15.31	119,902	$7,160,849

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2011 to February 29, 2016.

	2011	2012	2013	2014	2015	2016
Ennis, Inc.	$100.00	$107.36	$106.11	$110.26	$102.19	$150.70
S&P 500	100.00	105.12	119.27	149.53	172.72	162.03
Russell 2000	100.00	99.85	113.84	149.77	158.21	134.52

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 29, 2016, February 28, 2015, and for the three years in the period ended February 29, 2016, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$568,973	$580,240	$542,442	$533,506	$517,014
Gross profit margin	152,739	145,476	143,793	124,152	130,513
SG&A expenses	92,792	89,926	86,677	83,757	78,962
Impairment of goodwill and trademarks	4,130	93,324	24,226	—	—
Net earnings (loss)	35,736	(44,533)	13,189	24,715	31,358
Net earnings – proforma*	38,364	34,563	35,349	24,715	31,358

Earnings (loss) and dividends per share:
Basic	$1.39	$(1.72)	$0.50	$0.95	$1.21
Diluted	1.39	(1.72)	0.50	0.95	1.21
Diluted – proforma*	1.49	1.34	1.35	0.95	1.21
Dividends	0.70	0.70	0.53	0.88	0.62

Weighted average shares outstanding:
Basic	25,688	25,864	26,125	26,036	25,946
Diluted	25,722	25,864	26,146	26,053	25,968

Financial Position:
Working capital	$138,575	$176,295	$172,266	$150,377	$168,969
Current assets	178,975	216,542	214,143	193,416	219,210
Total assets	392,188	453,262	536,347	495,292	531,962
Current liabilities	40,400	40,247	41,877	43,039	50,241
Long-term debt	40,000	106,500	105,500	57,500	90,000
Total liabilities	93,642	168,582	173,412	134,076	172,087
Shareholders’ equity	298,546	284,680	362,935	361,216	359,875
Current ratio	4.43 to 1.0	5.38 to 1.0	5.11 to 1.0	4.49 to 1.0	4.36 to 1.0
Long-term debt to equity ratio	0.13 to 1.0	0.37 to 1.0	0.29 to 1.0	0.16 to 1.0	0.25 to 1.0

*	Reconciliation of proforma net earnings (loss) and proforma diluted earnings (loss) per share, non-GAAP financial measures, to the most comparable GAAP measures (“As Reported”) (dollars in thousands, except per share):

	Fiscal year ended 2016			Fiscal year ended 2015
	As Reported	Impairment	Proforma	As Reported	Impairment	Proforma
Earnings (loss) before income taxes	$56,572	$(4,130)	$60,702	$(39,133)	$(93,324)	$54,191
Income tax expense (benefit)	20,836	(1,502)	22,338	5,400	(14,228)	19,628

Net earnings (loss)	35,736	(2,628)	38,364	(44,533)	(79,096)	34,563

Diluted earnings (loss) per share	$1.39	$(0.10)	$1.49	$(1.72)	$(3.06)	$1.34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risk and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A starting on page 9 of this Annual Report on Form 10-K and elsewhere in this Report. You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. The words “anticipate,” “preliminary,” “expect,” “believe,” “intend” and similar expressions identify forward-looking statements. We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated, or implied by these statements.

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

References to 2016, 2015 and 2014 refer to the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States and are also a significant provider of blank T-shirts in North America to the activewear market. We operate in two reportable segments: Print and Apparel. For additional financial information concerning segment reporting, please see Note 13 of the Notes to the Consolidated Financial Statements beginning on page F-29.

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

Continued consolidation of our customers – Our customers, who are distributors, are consolidating or are being acquired by competitors. As such, they demand better pricing and services, or they are required to move their business to their new parent company’s manufacturing facilities. While we continue to maintain a majority of this business, it is possible that these consolidations and acquisitions will impact our margins and our sales in the near future.

Our Apparel Business Challenges – In our Apparel Segment industry, our market niche is highly competitive and commodity driven. In the past, the domestic apparel industry was generally dominated by a limited number of companies. However, due to changes in regulations and trade agreements in the last few years, this industry has become more globalized and our core competition has now extended to other parts of the world, particularly Asia and Central America. While the domestic economic environment has improved somewhat in the last few years, which has led to increased demand at times, overall lower-end commodity apparel demand remains rather lethargic. Globalization has led to increased pricing pressures and direct importation by many screen-printers and big-box suppliers products that were once sourced domestically. New trade agreements like the recent agreement between Canada and Honduras, and current TPP, TTIP and TISA, which are meant to lower trade barriers, such as tariffs, could have significant impacts on domestic manufacturers. Foreign producers often have significant labor and other cost advantages. In the past few years, domestic quota restrictions were eliminated for basically all foreign countries, which significantly impacted domestic apparel producers. While import duties remain in place for these foreign countries, import protection afforded to domestic apparel producers has been and is likely to remain subject to considerable political considerations. Given the number of these foreign producers, any further elimination of import protections that protect domestic apparel producers, such as TPP, could materially adversely affect Alstyle’s business.

Our apparel products are subject to foreign competition, which had been subject to U.S. government domestic quota restrictions or import duties in the past – Foreign producers of apparel often have significant labor cost advantages. In the past few years, domestic quota restrictions were eliminated for basically all foreign countries, which significantly impacted domestic apparel producers. Today, import duties remain in place for these foreign countries, which tend to offset the significant labor cost advantages these countries have over domestic and NAFTA/CAFTA producers. Import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations. Given the number of these foreign producers, any further elimination of import protections that protect domestic apparel producers could materially adversely affect Alstyle’s business. For further discussion on various trade agreements and their potential impact on our operations, see Item A. Risk Factors –“Our apparel products are subject to foreign competition, which had been subject to U.S. government domestic quota restrictions or import duties in the past” on page 13 of this Report.

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

In order to find their niche in a highly competitive and globalized environment, some of our customers and their customers have moved to alternative fabrics to differentiate themselves. What was once a basic commodity market with the focus on the printed media has now morphed into a fabric-fashion market, in which the fabric is as much of a selling point as the printed media. While some smaller garments producers are able to change quickly as market demand changes on fabrics and colors, longer-run manufacturers like Alstyle are not able to adjust as easily. Alstyle has been and will continue to work diligently on adapting/modifying their manufacturing processes to efficiently and cost effectively handle such changes in fabrics and fashions. However, such changes do not come without inherent risks and potentially increased costs during the modification and learning process.

The unusual harsh domestic winter weather conditions at the end of fiscal years 2014 and 2015 negatively impacted the already weak retail landscape and contributed to the softness in our Apparel sales during these time periods. The overall domestic retail environment continues to be extremely competitive and challenging from both a volume and pricing perspective. The retail market of late has not met our expectations given the overall domestic economic climate. In addition, globalization has become and is expected to continue to be an issue for American/NAFTA manufacturers.

Cotton prices and other input costs – Cotton is the single largest input cost in the cost of a T-shirt. As a result, our business may be affected significantly by dramatic movements in cotton prices. During the last three years plus, cotton pricing has been extremely volatile, increasing to historical highs and falling back to levels closer to historical averages. The cost incurred for materials (i.e., yarn, thread, etc.) is capitalized into inventory and impacts the Company’s operating results as inventory is sold. This could take six months or longer after the materials are purchased, depending on inventory turns. Consequently, fluctuations in cotton costs can significantly impact the Company’s operational results for many quarters, especially given the current market’s inelasticity to increases in selling prices. In addition, other input costs (i.e., dye and other chemicals cost, etc.) have shown increased volatility over comparable periods. As a result, any such fluctuation in input costs can be expected to impact our reported margins. Cotton pricing has been, for some time now, more in-line with historical levels, and we have seen the benefit of lower cotton pricing in our operational results during the current fiscal year. We expect to continue to see these benefits in the coming year, unless competitive market pricing pressures negate the benefit of these lower costs.

Continued global economic uncertainties – The T-shirt marketplace is now much more globalized, and such globalization will continue as tariff restrictions are lifted and new trade agreements are entered into with other countries. Therefore, we are impacted by not only the volatility on our domestic economic climate, but the volatility in the international economic climate as well. While the domestic climate and economic recovery have strengthened, the recovery has not been as broad-based as recoveries in the past. Also, international markets of late have started to show increased volatility, which led to considerable strengthening of the dollar against other currencies. This tends to increase pressure on domestic manufacturers, due to lower demand, higher price of their products internationally and increased competition of foreign manufacturers. During the past several years, the marketplace was extremely competitive. During this time, manufacturers continued to lower prices as they tried to maintain certain volume levels/market share. Due to these challenging times, we have had to take several impairment charges to the value of our apparel assets. Because we continue to see a challenging landscape for years to come, over the past year we have entered into new sales programs and entered into new sales channels. Some of these have been successful and some have not. However, we believe to justify participation in the apparel industry, we need to continue to develop a product mix or industry position capable of sustaining adequate pricing mechanisms to generate an appropriate return to our shareholders. Although challenging given current industry dynamics, we do feel our Apparel Segment is in a better position today than in years past, given current input levels, to deal with these challenges. However, if our new directives are not successful or if discounting in the marketplace is deeper than expected, our operating results may be negatively impacted, requiring that we take further impairment charges in the future.

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

We maintain the Pension Plan for employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded.

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

In estimating the fair value of reporting units, we make estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, as appropriate. We primarily rely upon a discounted cash flow analysis, an income-based approach, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require various significant estimates and judgments. This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made material changes in the accounting methodology we use to assess goodwill impairment during the past three years. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and result in a potentially material impairment of goodwill. No goodwill impairment charge was required for the year ended February 29, 2016.

To test impairment of acquired indefinite-lived intangible assets (i.e. trademarks and trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value. We estimate the fair value of trademarks and trade names based on an income-based approach – the relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. After conducting our initial test for fiscal year 2016 as of November 30, 2015, we determined there was no impairment in either the Print or Apparel Segments. Subsequent to year end, with the proposed sale of the Apparel Segment, we determined there was a triggering event for possible impairment of the Apparel Segment’s recorded trademarks as of February 29, 2016. As a result, we reevaluated for possible impairment based on current events and determined that an impairment charge of $4.1 million was required for the Apparel Segment’s recorded trademarks, or approximately 31% of their carrying value prior to such impairment charge, to reduce the carrying value of those assets to their estimated fair values.

At February 29, 2016, our goodwill and other intangible assets were approximately $64.5 million and $66.9 million, respectively. The carrying value of invested capital for each reporting unit as compared to their fair value at November 30, 2015, the date of our annual impairment tests, was as follows:

Goodwill

Reporting Unit	Carrying Value of Invested Capital	Fair Value of Invested Capital
Print	$226.9 million	$430.0 million

Trademarks/Trade names

Reporting Unit	Carrying Value of Intangible Asset (before impairment charge)	Fair Value of Intangible Asset
Apparel	$13.3 million	$9.2 million
Print	$15.3 million	$20.5 million

In connection with the pending sale of the Apparel Segment and the expected loss resulting therefrom, management determined that there was more likely than not a triggering event that occurred as of February 29, 2016 for the intangible assets related to the Apparel Segment, which consists solely of trademarks. As a result, we performed additional testing with respect to our Apparel Segment in connection with Accounting Standards Codification (“ASC”) 350 and ASC 360. The trademark/trade name impairment analysis was updated as of February 29, 2016, and it was determined that an impairment charge of $4.1 million was required as of that date. For our analysis of long-lived assets, undiscounted cash flow analysis was prepared with a probability weighing to the different cash flow streams based on the facts and circumstances that existed as of the balance sheet date. Based on the results of this analysis, management determined that there was no impairment for long-lived assets in the Apparel Segment as of February 29, 2016.

Revenue is generally recognized upon shipment of products. Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $12.9 million, $13.7 million, and $13.7 million of revenue were recognized under these agreements during fiscal years ended February 29, 2016, February 28, 2015, and February 28, 2014, respectively.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – This section provides an overview of our consolidated results of operations for fiscal years 2016, 2015 and 2014.

•	Segment Operating Results – This section provides an analysis of our net sales, gross profit margin and operating income by segment.

Consolidated Summary

Consolidated Statements of Operations – Data (Dollars in thousands, except share and per share amounts)	Fiscal Years Ended
	2016		2015		2014
Net sales	$568,973	100.0%	$580,240	100.0%	$542,442	100.0%
Cost of goods sold	416,234	73.2	434,764	74.9	398,649	73.5

Gross profit margin	152,739	26.8	145,476	25.1	143,793	26.5
Selling, general and administrative	92,792	16.3	89,926	15.5	86,677	16.0
Impairment of goodwill and trademarks	4,130	0.7	93,324	16.1	24,226	4.5
Gain from disposal of assets	(479)	(0.1)	(58)	—	(274)	(0.1)

Income (loss) from operations	56,296	9.9	(37,716)	(6.5)	33,164	6.1
Other income (expense), net	276	—	(1,417)	(0.2)	(1,372)	(0.3)

Earnings (loss) before income taxes	56,572	9.9	(39,133)	(6.7)	31,792	5.8
Provision for income taxes	20,836	3.7	5,400	1.0	18,603	3.4

Net earnings (loss)	$35,736	6.2%	$(44,533)	-7.7%	$13,189	2.4%

Proforma Earnings (Dollars in thousands,except share and per share amounts)
Income (loss) from operations – GAAP	$56,296	9.9%	$(37,716)	-6.5%	$33,164	6.1%
Impairment charge	(4,130)	(0.7)	(93,324)	(16.1)	(24,226)	(4.5)

Income from operations, pre-impairment	60,426	10.6	55,608	9.6	57,390	10.6
Other income (expense), net	276	—	(1,417)	(0.2)	(1,372)	(0.3)

Earnings before income taxes	60,702	10.6	54,191	9.4	56,018	10.3
Provision for income taxes	22,338	3.9	19,628	3.4	20,669	3.8

Net earnings, pre-impairment	$38,364	6.7%	$34,563	6.0%	$35,349	6.5%

Weighted average common share outstanding
Basic	25,688,273		25,864,352		26,125,348

Diluted	25,722,367		25,864,352		26,146,325

Earnings (loss) per share
Basic	$1.39		$(1.72)		$0.50

Diluted	$1.39		$(1.72)		$0.50

Proforma earnings per share
Basic	$1.49		$1.34		$1.35

Diluted	$1.49		$1.34		$1.35

Net Sales. Our consolidated net sales decreased from $580.2 million for the fiscal year ended February 28, 2015 to $568.9 million for the fiscal year ended February 29, 2016, a decrease of 1.9%. Over the last year, our Print Segment sales increased $5.5 million, or 1.4%, while our Apparel Segment sales decreased by $16.9 million or 8.5%. The increase in our Print Segment sales related to the impact of our acquisitions, which added $28.7 million to our reported sales during the current year, but was offset by a decline in sales in our other print plants of $23.2 million. The sales of our Apparel Segment continued to be negatively impacted by the weak lower-end domestic retail environment and stricter adherence to selling price preservation. Increased international competition and international economic uncertainties put further strains on an already stressed domestic retail environment.

Our consolidated net sales increased from $542.4 million for the fiscal year ended February 28, 2014 to $580.2 million for the fiscal year ended February 28, 2015, or an increase of 7.0%. The increase in our sales for the year related primarily to the additional sales associated with our Print Segment acquisition of Sovereign Business Forms, SSP, and Kay Toledo Tag, which added $58.3 million in Print sales for the period.

Cost of Goods Sold. Our manufacturing costs decreased by $18.6 million from $434.8 million for fiscal year 2015 to $416.2 million for fiscal year 2016, or 4.3%. Our gross profit margin (net sales less cost of goods sold) increased from 25.1% for fiscal year 2015 to 26.8% for fiscal year 2016. Our Print Segment’s gross profit margin decreased slightly during the period from 30.3% for fiscal year 2015 to 30.1% for fiscal year 2016, while our Apparel Segment’s gross margin increased 470 basis points from 15.2% for fiscal year 2015 to 19.9% for fiscal year 2016 due to improving manufacturing efficiencies, relatively stable selling prices, and lower input costs during the period.

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

Selling, general, and administrative expenses. For fiscal year 2016, our selling, general, and administrative (“SG&A”) expenses increased approximately $2.9 million, or 3.2%, from $89.9 million, or 15.5% of sales for fiscal year 2015 to $92.8 million, or 16.3% of sales for fiscal year 2016. The increase in these expenses is primarily attributable to the impact of our acquisitions, Sovereign Business Forms, SSP, and Kay Toledo Tag. Once integrated, we expect to eliminate redundant legacy costs and expect that SG&A costs at these locations will be more in line with our historical norms. In addition, our SG&A expenses during the current year were impacted by additional medical costs associated with our self-insured medical programs due to utilization rates higher than above historical averages and increased bonus expense due to improved operational results.

For fiscal year 2015, our SG&A expenses increased approximately $3.2 million, or 3.7% from $86.7 million, or 16.0% of sales for fiscal year 2014 to $89.9 million, or 15.5% of sales for fiscal year 2015. While on a percentage of sales basis our SG&A costs declined from 16.0% for fiscal year 2014 to 15.5% for fiscal year 2015, on a dollar basis, as noted above, these expenses increased $3.2 million year over year. The increase in these expenses was primarily attributable to the print acquisitions completed during last fiscal year which added approximately $3.0 million in expenses. This was offset by a reduction in our bad debt provision last fiscal year due to improving trends of approximately $1.7 million.

Impairment of goodwill and trademarks. After conducting our fiscal year 2016 test, we determined there was no impairment in the Print Segment. However, due to the proposed sale of the Apparel Segment (reference is made to Item 1-“Business-Overview” on page 4 of this Report for further explanation), management considered whether a triggering event occurred for the intangible assets related to the Apparel Segment, which consists solely of trademarks. Management determined that a triggering event did occur as of February 29, 2016 as management deemed the sale of the business as more likely than not. The trademark/trade name impairment analysis was updated as of February 29, 2016 and it was determined that an impairment charge of $4.1 million was required as of that date (approximately 31% of the carrying value prior to such impairment charge). Management also determined that a triggering event occurred for long-lived assets in the Apparel Segment. An undiscounted cash flow analysis was prepared with a probability weighing to the different cash flow streams based on the facts and circumstances that existed as of the balance sheet date. Based on the results of this analysis, management determined that there was no impairment for long-lived assets in the Apparel Segment as of February 29, 2016.

The goodwill impairment charge for fiscal year 2015 was primarily driven by continued marketplace pricing pressures and the challenging retail environment, which further negatively impacted our forecasted cash flows for our Apparel Segment. During the preparation of the annual impairment analysis there were indicators that an impairment may exist with respect to our Apparel Segment. As a result, after conducting our annual impairment testing and step two analysis relating to our Apparel Segment, we determined that an estimated impairment charge of $93.3 million, or approximately 88% (comprised of a $55.9 million, or 100% charge to goodwill and a $37.4 million, or approximately 74% charge to trademarks) was required to reduce the carrying values of the reporting unit assets to their fair values.

Gain from disposal of assets. The gain from disposal of assets of $0.5 million for fiscal year 2016 related primarily to the sale of an unused manufacturing facility, as well as unused manufacturing equipment. The gain from disposal of assets of $58,000 for fiscal year 2015 related primarily to the sale of unused manufacturing equipment.

Income (loss) from operations. Our income (loss) from operations for fiscal year 2016 was $56.3 million or 9.9% of sales, as compared to $(37.7) million, or (6.5)% of sales for fiscal year 2015. The increase in our income from operations during fiscal year 2016 resulted primarily from the impact of our recent acquisitions in our Print Segment and improving operational performance of our Apparel Segment. Excluding the impairment charges in fiscal years 2016 and 2015, our Non-GAAP income from operations would have been $60.4 million, or 10.6% of sales, and $55.6 million, or 9.6% of sales, respectively.

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

Other income and expense. Other income and expense increased from expense of $1.4 million for fiscal year 2015 to $0.3 million income for fiscal year 2016. Foreign currency gain/loss expense increased by $1.0 million from $0.7 million currency gain for fiscal year 2015 to $1.7 million gain for fiscal year 2016. In addition, interest expense decreased $0.7 million from $2.0 million to $1.3 million for fiscal years 2015 and 2016, respectively. The decrease in our interest expense in fiscal year 2016 over fiscal year 2015 was attributable to less debt outstanding during the period. Interest expense was $1.3 million, $2.0 million, and $1.3 million for fiscal years 2016, 2015 and 2014, respectively.

Provision for income taxes. Our effective tax rates for fiscal years 2016, 2015, and 2014 were 36.8%, (13.8)%, and 58.5%, respectively. The fluctuations in our effective tax rate for the indicated fiscal years was due to the impact of non-deductible goodwill impairment charges of $55.9 million and $18.6 million in fiscal years 2015, and 2014 and a trademarks impairment charge of $37.4 million in fiscal year 2015.

Net earnings. Due to the above factors, our net earnings (loss) increased from $(44.5) million, or (7.7)% of sales, for fiscal year 2015 to $35.7 million, or 6.3% of sales, for fiscal year 2016. Basic and diluted earnings (loss) per share increased from a loss of $(1.72) per share for fiscal year 2015 to earnings of $1.39 per share for fiscal year 2016. Excluding the impairment charge in fiscal year 2016 relating to our Apparel Segment, our earnings would have been approximately $38.4 million, or $1.49 per diluted share, compared to a pre-impairment diluted earnings per share of $1.34 for fiscal 2015.

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

Segment Operating Results

	Fiscal Years Ended
Net Sales by Segment (in thousands)	2016	2015	2014
Print	$385,946	$380,379	$339,947
Apparel	183,027	199,861	202,495

Total	$568,973	$580,240	$542,442

Print Segment. The Print Segment net sales represented 68%, 66%, and 63% of our consolidated net sales for fiscal years 2016, 2015, and 2014, respectively.

Our Net sales in our Print Segment increased by $5.5 million, or 1.4%, in fiscal year 2016 from $380.4 million in fiscal year 2015 to $385.9 million in fiscal year 2016. The increase in our Print Segment’s sales for the year was a result of our recent acquisitions, which added approximately $28.7 million in sales. This increase was offset by a net decline of $23.2 million in sales at our other locations due to the continued decline of industry revenues and the general economic environment.

Our Net sales in our Print Segment increased by $40.5 million, or 11.9%, in fiscal year 2015 from $339.9 million in fiscal year 2014 to $380.4 million in fiscal year 2015. The increase in our Print Segment sales for the year was as a result of our acquisitions of Sovereign Business Forms, SSP, and Kay Toledo Tag, which added approximately $58.3 million in sales. This increase was offset by a net decline of $17.8 million in sales at our other locations due to normal print attrition, winter weather dynamics, and overall an anemic broad-based economic environment.

Apparel Segment. The Apparel Segment net sales represented 32%, 34%, and 37% of our consolidated net sales for fiscal years 2016, 2015, and 2014, respectively.

Our Net sales in our Apparel Segment decreased by $16.9 million, or 8.5%, from $199.9 million for fiscal year 2015 to $183.0 million for fiscal year 2016. Overall our Apparel Segment sales continues to be impacted by the rather anemic lower-end domestic retail environment, competitor’s pricing pressures, international competition due to relaxed import restrictions, and maintenance of our selling prices during the year. This strict adherence to maintaining our selling prices, while impacting our top-line revenue, enabled us to realize our improving operational efficiencies and lower input costs in our gross profit and operating margins during the year.

Our fiscal year 2015 Net sales in our Apparel Segment decreased by $2.6 million, or 1.3%, over fiscal year 2014. Our Apparel Segment unit volume was up 0.5% for fiscal 2015, which was offset by a decline in our average selling price of 1.3% for the year. Apparel Segment sales were impacted by a rather anemic non-broad based domestic economic recovery, which impacted the lower domestic retail environment. In addition, increased international competition due to relaxed import restrictions and favorable trade agreements increased the competitive landscape of an already competitive domestic retail marketplace. This environment made it extremely difficult for us to grow sales at reasonable costs and to raise selling prices to offset any increases in our input costs.

	Fiscal Years Ended
Gross Profit by Segment (in thousands)	2016	2015	2014
Print	$116,310	$115,071	$101,040
Apparel	36,429	30,405	42,753

Total	$152,739	$145,476	$143,793

Print Segment. Our Print Segment’s gross profit margin (“Print Margin”), as a percent of sales, was 30.1%, 30.3%, and 29.7% for fiscal years 2016, 2015, and 2014, respectively.

Our Print Margin increased $1.2 million from $115.1 million in fiscal year 2015, or 30.3% of net sales, to $116.3 million in fiscal year 2016, or 30.1% of net sales. Our Print Margin increased $14.1 million from $101.0 million in fiscal year 2014, or 29.7% of net sales, to $115.1 million in fiscal year 2015, or 30.3% of net sales. Our Print Margin increased on a dollar basis in fiscal year 2016 compared to fiscal year 2015, however, decreased slightly on a percentage basis. We have continued to see improvement in our Print Margin, which relates primarily to our continued ability to drive out operational costs at our acquisition plants after we have converted them to our enterprise resource systems and into our planning processes. While many times we have brought significant costs savings initially, additional costs savings are generally realized for years to come as our systems are integrated and personnel at the acquired plants become more adept at using the operational information provided. For current fiscal year, during the most recent quarter, our Print Margins were negatively impacted by the costs associated with moving one of our folder operations from Omaha, Nebraska to Columbus, Kansas. This move was precipitated by the owner’s desire to sell the facility. During the quarter, we incurred approximately $750,000 of costs associated with the move and set-up and incurred an additional amount of approximately $1.0 million in inefficiencies associated with starting up a new location and training new employees. We feel we are well along in the process, but the negative overhang associated with the aforementioned will continue to be with us for at least a couple quarters to come. This transition also impacted our folder sales during this period by approximately $1.0 million, and lower sales out of this unit can probably be expected to continue for the next several quarters until their efficiency rates reach the levels previously being achieved by the Omaha, Nebraska facility.

Apparel Segment. Our Apparel Segment’s gross profit margin (“Apparel Margin”), as a percent of sales, was 19.9%, 15.2%, and 21.1%, for fiscal years 2016, 2015, and 2014, respectively.

Our Apparel Margin increased $6.0 million from $30.4 million in fiscal year 2015, or 15.2% of net sales, to $36.4 million in fiscal year 2016, or 19.9% of net sales. Our Apparel Margin has been positively impacted by lower input costs, mainly of cotton, improving manufacturing efficiencies, and maintaining of our selling prices, which resulted in the Apparel Segment showing Apparel Margin improvements of 470 basis points over the previous year’s results. We experienced fewer raw material quality and fabric production issues during the current period than in years past resulting in a much higher first quality percentage. These factors were the main drivers for our operational improvements during the period.

Our Apparel Margin decreased $12.5 million from $42.8 million in fiscal year 2014, or 21.1% of net sales, to $30.4 million in fiscal year 2015, or 15.2% of net sales. Our Apparel Margin was negatively impacted by higher input costs associated with dyes and chemicals throughout most of the year, lower selling prices due to continued marketplace selling pressures, lower manufacturing efficiencies due to lower production volumes, and the introduction of new manufactured products relating to new sales initiatives with lower production efficiencies than those of mature products.

	Fiscal Years Ended
Profit (loss) by Segment (in thousands)	2016	2015	2014
Print	$65,379	$66,374	$57,390
Apparel	9,430	(89,632)	(9,467)

Total	74,809	(23,258)	47,923
Less corporate expenses	18,237	15,875	16,131

Earnings (loss) before income taxes	$56,572	$(39,133)	$31,792

Print Segment. As a percent of sales, our Print Segment’s profits (“Print Profit”) were 16.9%, 17.4%, and 16.9% for fiscal years 2016, 2015, and 2014, respectively.

Our Print Profit decreased slightly for fiscal year 2016 from $66.4 million in fiscal year 2015 to $65.4 million in fiscal year 2016. Our Print Profit increased for fiscal year 2015 from $57.4 million in fiscal year 2014 to $66.4 million in fiscal year 2015. This related primarily to the addition of our fiscal year 2015 acquisitions. Our Print Profit for the current year were negatively impacted by the move of Omaha, Nebraska folder operations to Columbus, Kanas during the fourth quarter. We estimated that this move impacted our Print Profits by approximately $1.7 million to $2.0 million for the year. In addition, we incurred a one-time earn-out expense of $750,000 associated with the SSP/Kay Toledo acquisition in the fourth quarter. Without these impacts, our Print Profit would have been approximately $67.8 million to $68.1 million, or 17.6% to 17.7% of sales for the fiscal year ended February 29, 2016 as compared to $66.4 million and 17.4% for fiscal year 2015. See discussion under “Gross Profit by Segment-Print Segment” above for further discussion on the Omaha, Nebraska folder operations move.

Apparel Segment. As a percent of sales, our Apparel Segment’s profits (loss) (“Apparel Profit”) were 5.2%, (44.8)%, and (4.7)% for fiscal years 2016, 2015, and 2014, respectively.

Our Apparel Profit increased for fiscal year 2016 from $(89.6) million in fiscal year 2015 to $9.4 million in fiscal year 2016. In fiscal year 2016, we recorded a non-cash impairment charge of $4.1 million, or approximately 31%, to the Apparel Segment’s trademarks. In fiscal year 2015, we recorded a non-cash impairment charge of $93.3 million (comprised of a $55.9 million, or 100% of the remaining value of our recorded Apparel Segment’s goodwill and a $37.4 million, or approximately 74% charge to our Apparel Segment’s trademarks value). In fiscal year 2014, we recorded a non-cash impairment charge of $24.2 million ($18.6 million to the value of our Apparel Segment’s goodwill and $5.6 million to the value of our Apparel Segment’s trademarks). Our Apparel Profits, absent these charges in fiscal years 2016, 2015, and 2014 would have been as follows: $13.6 million for fiscal 2016, $3.7 million for fiscal 2015, and $14.7 million for fiscal 2014. As a percent of sales, our Apparel Segment’s pre-impairment profits were 7.4%, 1.8%, and 7.3% for fiscal years 2016, 2015, and 2014, respectively. Our Apparel Segment continues to be impacted by the rather weak lower-end domestic retail environment, marketplace pricing pressures, and increased international competition due to relaxed import restrictions. However, the stability in our selling prices over the period, due to our strict adherence to the maintenance of selling prices, has allowed us to recognize the full benefit of our lower input costs and improved manufacturing efficiencies in our operational results this year.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2016	2015
Working Capital	$138,575	$176,295
Cash	$10,425	$15,346

Working Capital. Our working capital decreased by approximately $37.7 million, or 21.4%, from $176.3 million at February 28, 2015 to $138.6 million at February 29, 2016. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.4-to-1.0 for fiscal year 2015 to 4.4-to-1.0 for fiscal year 2016. The decrease in our working capital related primarily to a decrease in our cash of $4.9 million, a decrease in our trade receivables of $8.0 million, a decrease in our prepaid expenses of $5.4 million and a decrease in our inventory of $19.5 million (decrease of $18.3 million in our apparel inventory). We used the additional working capital during the year to pay down our long term debt by $66.5 million during the year, which reduced our total debt to equity ratio (total liabilities / total shareholders’ equity) from 0.59 to 1.0 at February 28, 2015 to 0.31 to 1.0 at February 29, 2016.

Cash Flow Components

	Fiscal Years Ended
(Dollars in thousands)	2016	2015	2014
Net Cash provided by operating activities	$87,163	$65,269	$35,755
Net Cash used in investing activities	$(4,116)	$(29,410)	$(65,511)
Net Cash provided by (used in) financing activities	$(84,590)	$(24,277)	$32,508

Cash flows from operating activities. Net cash provided by operating activities was $87.2 million for fiscal 2016 compared to $65.3 million for fiscal year 2015 and $32.8 million for fiscal year 2014, or an increase of $21.9 million in 2016 and an increase of $32.5 million in 2015 over the previous period. The increase in cash provided during fiscal year 2016 related primarily from: (i) $2.9 million more in cash provided through the collection of accounts receivable, (ii) $6.1 million more in cash provided through the reduction of our inventories, (iii) $7.9 million more cash provided through the reduction of our prepaid expenses, and (iv) $3.8 million more in cash provided through the increase of our accounts payable and other accrued expenses. The increase in cash provided during fiscal year 2015 related primarily from: (i) $5.7 million more in cash provided through the collection of accounts receivable and (ii) $29.3 million in less cash used through the reduction of our inventories. Cash provided in fiscal year 2015 was offset by an increase of our prepaid expenses during the year of $6.4 million.

Cash flows from investing activities. Net cash used in investing activities was $4.1 million in fiscal year 2016, primarily resulting from: (i) capital expenditures of $4.8 million and (ii) $0.3 million of cash consideration paid for the acquisition of CMC Group, Inc. These uses were offset in part by the proceeds received from the sale of property, plant, and equipment during the period. Net cash used in investing activities was $29.4 million in fiscal year 2015, primarily resulting from: (i) $27.1 million of cash consideration paid for the acquisitions of Sovereign and Kay Toledo; and (ii) capital expenditures of $2.5 million. These uses were offset in part by the proceeds received from the sale of property, plant, and equipment during the period.

Cash flows from financing activities. Net cash used in financing activities was $84.6 million in fiscal year 2016 compared to $24.3 million used in fiscal year 2015, or an increase of $60.3 million. In fiscal year 2016, we paid down our debt by $66.5 million compared to $25.0 million paid down in fiscal year 2015. We also used $18.0 million in cash for dividends. Net cash used by financing activities was $24.3 million in fiscal year 2015 compared to cash provided of $32.5 million in fiscal year 2014, or a net change of $56.8 million. During fiscal year 2015, we borrowed net cash of $1.0 from our revolving credit facility (borrowed an additional $26.0 million and paid down $25.0 million). We used $18.2 million in cash for dividends. In addition, we repurchased $7.0 million of our common stock under the board-approved repurchase program as compared to $1.8 million repurchased in fiscal year 2014.

Stock Repurchase – On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the Board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Board increased the authorized amount available to repurchase our shares by an additional $5.0 million on April 20, 2012 and by another $10.0 million on December 19, 2014. There were no repurchases of common stock during fiscal year 2016 and there have been 718,511 common shares repurchased under the program since its inception at an average price of $13.74 per share. There is currently $10.1 million available to repurchase the Company’s common stock under the program.

Credit Facility – On September 19, 2013, we entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides us access to $150.0 million in revolving credit, which we may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. During the period, we received a binding commitment from our primary lender to extend the maturity date on the above Facility to August 19, 2017 for an amount in excess of the amount outstanding under the same terms and conditions. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25%, or 1.76% (LIBOR + 1.25%) at February 29, 2016 and 1.75% (LIBOR + 1.5%) at February 28, 2015, depending on our ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation, and amortization (“EBITDA”). As of February 29, 2016, we had $40.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $107.9 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as our minimum tangible equity level and total funded debt to EBITDA ratio. We were in compliance with all these covenants as of February 29, 2016. The Facility is secured by substantially all of our domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

During fiscal year 2016, we paid down an additional $66.5 million on the revolving credit line. It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (“MAP-21”) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. We anticipate that we will contribute from $2.0 million to $3.0 million during fiscal year 2017. We made contributions of $3.0 million to our Pension Plan during each of our last three fiscal years. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funded status, associated liabilities recorded, and future required minimum contributions. At February 29, 2016, we had an unfunded pension liability recorded on our balance sheet of $8.7 million. During the current fiscal year we increased the discount rate we used to calculate our pension liability from 4.0% last year to 4.3% this year, which decreased our recorded pension liability by approximately $2.9 million (each 10 basis point change in the discount rate potentially impacts our computed pension liability by approximately $900,000). In addition, we adopted the new MP-2015 mortality improvement scale associated with the RP-2014 mortality tables (which were adopted last year), which further reduced our recorded pension liability by approximately $1.6 million. The updated mortality improvement scale MP-2015 reflects slightly lower projected mortality experience improvement in the future compared to the previous scale MP-2014 utilized in last year’s valuation of liabilities.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2017, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $4.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2015 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 29, 2016. The following table represents our contractual commitments as of February 29, 2016 (in thousands).

	Total	2017	2018	2019	2020	2021 to 2026
Debt:
Revolving credit facility	$40,000	$—	$40,000	$—	$—	$—
Other contractual commitments:
Estimated pension benefit payments	34,200	3,200	3,800	2,700	3,400	21,100
Letters of credit	2,054	2,054	—	—	—	—
Operating leases	16,294	5,976	3,892	2,460	2,244	1,722

Total other contractual commitments	52,548	11,230	7,692	5,160	5,644	22,822

Total	$92,548	$11,230	$47,692	$5,160	$5,644	$22,822

Subsequent to February 29, 2016 and through May 11, 2016, we paid down an additional $5.0 million on our revolving credit facility. We expect future interest payments of $0.4 million for next fiscal year through February 28, 2017, and $0.2 million for fiscal year ending February 28, 2018, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments totaled $40.0 million at February 29, 2016 and is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 29, 2016 would be approximately $0.4 million.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in Pesos and Canadian Dollars, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. A sensitivity analysis to changes in the value of U.S. dollar on foreign currency denominated investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at February 29, 2016, the decrease in fair value and results of operations would be approximately $0.3 million.

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

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2016. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 29, 2016.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”). Based on management’s assessment using those criteria, we believe that, as of February 29, 2016, the Company’s internal control over financial reporting is effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 29, 2016 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders.

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

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders.

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

ENNIS, INC.

Date: May 11, 2016	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 11, 2016	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President – Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 11, 2016	/s/ KEITH S. WALTERS Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 11, 2016	/s/ MICHAEL D. MAGILL Michael D. Magill, Executive Vice President, Secretary and Director

Date: May 11, 2016	/s/ FRANK D. BRACKEN Frank D. Bracken, Director

Date: May 11, 2016	/s/ GODFREY M. LONG, JR. Godfrey M. Long, Jr., Director

Date: May 11, 2016	/s/ THOMAS R. PRICE Thomas R. Price, Director

Date: May 11, 2016	/s/ KENNETH G. PRITCHETT Kenneth G. Pritchett, Director

Date: May 11, 2016	/s/ ALEJANDRO QUIROZ Alejandro Quiroz, Director

Date: May 11, 2016	/s/ MICHAEL J. SCHAEFER Michael J. Schaefer, Director

Date: May 11, 2016	/s/ JAMES C. TAYLOR James C. Taylor, Director

Date: May 11, 2016	/s/ RICHARD L. TRAVIS, JR. Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 11, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Dallas, Texas

May 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ennis, Inc.

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 29, 2016, and our report dated May 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

May 11, 2016

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	February 29,	February 28,
	2016	2015
Assets
Current assets
Cash	$10,425	$15,346
Accounts receivable, net of allowance for doubtful receivables of $3,628 at February 29, 2016 and $3,559 at February 28, 2015	54,871	62,865
Prepaid expenses	5,117	8,853
Prepaid income taxes	1,503	3,198
Inventories	100,310	119,814
Deferred income taxes	6,285	6,272
Assets held for sale	464	194

Total current assets	178,975	216,542
Property, plant and equipment, at cost
Plant, machinery and equipment	168,918	166,890
Land and buildings	78,912	83,283
Other	23,810	23,574

Total property, plant and equipment	271,640	273,747
Less accumulated depreciation	190,306	180,872

Net property, plant and equipment	81,334	92,875

Goodwill	64,537	64,489
Trademarks and trade names	24,461	28,591
Other intangible assets, net	42,472	47,636
Other assets	409	3,129

Total assets	$392,188	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(Dollars in thousands, except for par value and share amounts)

	February 29,	February 28,
	2016	2015
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,788	$21,275
Accrued expenses
Employee compensation and benefits	15,863	15,964
Taxes other than income	232	656
Other	2,517	2,352

Total current liabilities	40,400	40,247

Long-term debt	40,000	106,500
Liability for pension benefits	8,696	9,852
Deferred income taxes	3,569	10,248
Other liabilities	977	1,735

Total liabilities	93,642	168,582

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in February 29, 2016 and February 28, 2015	75,134	75,134
Additional paid-in capital	121,597	121,687
Retained earnings	206,105	188,413
Accumulated other comprehensive loss:
Foreign currency translation, net of taxes	(9,940)	(4,627)
Minimum pension liability, net of taxes	(17,345)	(17,570)

Total accumulated other comprehensive loss	(27,285)	(22,197)

Treasury stock	(77,005)	(78,357)

Total shareholders’ equity	298,546	284,680

Total liabilities and shareholders’ equity	$392,188	$453,262

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2016	2015	2014
Net sales	$568,973	$580,240	$542,442
Cost of goods sold	416,234	434,764	398,649

Gross profit margin	152,739	145,476	143,793
Selling, general and administrative	92,792	89,926	86,677
Impairment of goodwill and trademarks	4,130	93,324	24,226
Gain from disposal of assets	(479)	(58)	(274)

Income (loss) from operations	56,296	(37,716)	33,164
Other income (expense)
Interest expense	(1,358)	(2,025)	(1,268)
Other, net	1,634	608	(104)

	276	(1,417)	(1,372)

Earnings (loss) before income taxes	56,572	(39,133)	31,792
Provision for income taxes	20,836	5,400	18,603

Net earnings (loss)	$35,736	$(44,533)	$13,189

Weighted average common shares outstanding
Basic	25,688,273	25,864,352	26,125,348

Diluted	25,722,367	25,864,352	26,146,325

Per share amounts
Net earnings (loss) – basic	$1.39	$(1.72)	$0.50

Net earnings (loss) – diluted	$1.39	$(1.72)	$0.50

Cash dividends per share	$0.70	$0.70	$0.53

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Fiscal Years Ended
	2016	2015	2014
Net earnings (loss)	$35,736	$(44,533)	$13,189
Foreign currency translation adjustment, net of deferred taxes	(5,313)	(3,712)	(1,486)
Adjustment to pension, net of deferred taxes	225	(6,072)	3,976

Comprehensive income (loss)	$30,648	$(54,317)	$15,679

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2014, 2015, AND 2016

(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance March 1, 2013	30,053,443	$75,134	$122,186	$251,713	$(14,903)	(4,084,765)	$(72,914)	$361,216
Net earnings	—	—	—	13,189	—	—	—	13,189
Foreign currency translation, net of deferred tax of $910	—	—	—	—	(1,486)	—	—	(1,486)
Adjustment to pension, net of deferred tax of $2,435	—	—	—	—	3,976	—	—	3,976
Dividends paid ($0.525 per share)	—	—	—	(13,765)	—	—	—	(13,765)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	17	—	—	—	—	17
Stock based compensation	—	—	1,532	—	—	—	—	1,532
Exercise of stock options and restricted stock	—	—	(1,218)	—	—	73,503	1,312	94
Stock repurchases	—	—	—	—	—	(120,014)	(1,838)	(1,838)

Balance February 28, 2014	30,053,443	$75,134	$122,517	$251,137	$(12,413)	(4,131,276)	$(73,440)	$362,935
Net loss	—	—	—	(44,533)	—	—	—	(44,533)
Foreign currency translation, net of deferred tax of 2,273	—	—	—	—	(3,712)	—	—	(3,712)
Adjustment to pension, net of deferred tax of $3,718	—	—	—	—	(6,072)	—	—	(6,072)
Dividends paid ($0.70 per share)	—	—	—	(18,191)	—	—	—	(18,191)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(106)	—	—	—	—	(106)
Stock based compensation	—	—	1,339	—	—	—	—	1,339
Exercise of stock options and restricted stock	—	—	(2,063)	—	—	119,061	2,117	54
Stock repurchases	—	—	—	—	—	(502,690)	(7,034)	(7,034)

Balance February 28, 2015	30,053,443	$75,134	$121,687	$188,413	$(22,197)	(4,514,905)	$(78,357)	$284,680
Net earnings	—	—	—	35,736	—	—	—	35,736
Foreign currency translation, net of deferred tax of $3,254	—	—	—	—	(5,313)	—	—	(5,313)
Adjustment to pension, net of deferred tax of $138	—	—	—	—	225	—	—	225
Dividends paid ($0.70 per share)	—	—	—	(18,044)	—	—	—	(18,044)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(46)	—	—	—	—	(46)
Stock based compensation	—	—	1,308	—	—	—	—	1,308
Exercise of stock options and restricted stock	—	—	(1,352)	—	—	77,900	1,352	—

Balance February 29, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$35,736	$(44,533)	$13,189
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	11,327	10,505	9,854
Amortization of deferred finance charges	149	149	149
Amortization of trade names, customer lists, and patent	6,022	5,779	4,216
Impairment of goodwill and trademarks	4,130	93,324	24,226
Gain from disposal of assets	(479)	(58)	(274)
Bad debt expense	1,132	1,326	3,024
Stock based compensation	1,308	1,339	1,532
Excess tax benefit of stock based compensation	46	106	(17)
Deferred income taxes	(3,584)	(11,379)	(1,900)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	6,655	3,750	(1,909)
Prepaid expenses	4,445	(3,435)	2,953
Inventories	18,973	12,928	(16,415)
Other current assets	(13)	(10)	(442)
Other assets	2,572	304	197
Accounts payable and accrued expenses	295	(3,492)	(4,913)
Other liabilities	(758)	519	204
Liability for pension benefits	(793)	(1,853)	(919)

Net cash provided by operating activities	87,163	65,269	32,755

Cash flows from investing activities:
Capital expenditures	(4,823)	(2,479)	(4,646)
Purchase price of businesses, net of cash acquired	(331)	(27,082)	(61,857)
Proceeds from disposal of plant and property	1,038	151	992

Net cash used in investing activities	(4,116)	(29,410)	(65,511)

Cash flows from financing activities:
Borrowings on debt	—	26,000	73,000
Repayment of debt	(66,500)	(25,000)	(25,000)
Dividends	(18,044)	(18,191)	(13,765)
Purchase of treasury stock	—	(7,034)	(1,838)
Proceeds from exercise of stock options	—	54	94
Excess tax benefit of stock based compensation	(46)	(106)	17

Net cash provided by (used in) financing activities	(84,590)	(24,277)	32,508

Effect of exchange rate changes on cash	(3,378)	(1,552)	(668)
Net change in cash	(4,921)	10,030	(916)
Cash at beginning of period	15,346	5,316	6,232

Cash at end of period	$10,425	$15,346	$5,316

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 29, 2016, February 28, 2015 and February 28, 2014 (fiscal years ended 2016, 2015 and 2014, respectively).

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

Inventories. With the exception of approximately 10% of its Print Segment inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or market. At fiscal years ended 2016 and 2015, approximately 2.6% and 2.0% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2016 and 2015 were $4.1 million and $3.1 million, respectively.

Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for machinery and equipment and 10 to 33 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property. As of February 29, 2016, the Company had a building and improvements of approximately $0.5 million classified as assets held for sale on the consolidated balance sheet.

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

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is based upon the fair value of assets.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters-continued

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivables, and accounts payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of fiscal years ended 2016 and 2015 approximates its fair value as the interest rate is tied to market rates.

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

Revenue Recognition. Revenue is generally recognized upon shipment of products. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $12.9 million, $13.7 million and $13.7 million of revenue was recognized under these arrangements during fiscal years 2016, 2015 and 2014, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1.1 million, $0.8 million and $1.0 million during the fiscal years ended 2016, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Included in this advertising expense is amortization related to direct response advertising of approximately $473,000, $215,000, and $464,000 for the fiscal years ended 2016, 2015 and 2014, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2016, 2015 and 2014 were approximately $300,000, $368,000, and $145,000, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. At year-end 2016 and 2014, there were 145,243 and 172,543 options, respectively, not included in the diluted earnings per share computation because their effect was anti-dilutive. No options were included for fiscal year 2015 due to the operating loss.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following: adjustments resulting from the foreign currency translation of the Company’s Mexican and Canadian operations and changes in the funded status of the Company’s pension plan.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other expense, net as incurred. Transaction (gains) and losses totaled approximately $(1.7) million, $(667,000), and $35,000 for fiscal years ended 2016, 2015 and 2014, respectively.

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

Pending Sale of Alstyle Apparel and Impairment Evaluation. On April 1, 2016, the Company entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in such agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire the Apparel Segment from the Company for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that was to have been retained by the Company. On May 4, 2016 the Company received what was determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer in connection therewith. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which Gildan will acquire the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements and the other terms of such agreement (the “Gildan Transaction”). The closing of the Gildan Transaction, which is anticipated to occur during the Company’s second fiscal quarter, is conditioned upon customary closing conditions, including applicable regulatory approvals. Following the closing, the Company will provide transition assistance to Gildan for certain administrative, financial, human resource and information technology matters and will sublease from Gildan a portion of a certain property located in Anaheim, California that is leased by the Apparel Segment. As part of the purchase price, Gildan has funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer of the Apparel Segment in connection with the termination of the Initial Purchase Agreement with such buyer.

Management evaluated whether all of the held for sale criteria were met as of February 29, 2016 in accordance with ASC 205-20, Discontinued Operations. Based on an analysis of the held for sale criteria, management concluded that it did not meet all of the required criteria that would result in the Apparel Segment being classified as held for sale and thus did not meet the criteria to present the Apparel Segment as discontinued operations as of February 29, 2016.

Due to the proposed sale of the Apparel Segment, management considered whether a triggering event occurred for the intangible assets related to the Apparel Segment, which consists solely of trademarks. Management determined that a triggering event did occur as of February 29, 2016 as management deemed the sale of the business as more likely than not. The trademark/trade name impairment analysis was updated as of February 29, 2016 and it was determined that an impairment charge of $4.1 million was required as of that date. Management also determined that a triggering event occurred for long-lived assets in the Apparel Segment. An undiscounted cash flow analysis was prepared with a probability weighting to the different cash flow streams based on the facts and circumstances that

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters-continued

existed as of the balance sheet date. Based on the results of this analysis, management determined that there was no impairment for long-lived assets in the Apparel Segment as of February 29, 2016.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which institutes a number of modifications to the reporting of financial assets and liabilities. These modifications include (a) measurement of non-equity method assets and liabilities at fair value, with changes to fair value recognized through net income, (b) performance of qualitative impairment assessments of equity investments without readily determinable fair values at each reporting period, (c) elimination of the requirement to disclose methods and significant assumptions used in calculating the fair value of financial instruments measured at amortized cost, (d) measurement of the fair value of financial instruments measured at amortized cost using the exit price notion consistent with Topic 820, Fair Value Measurement, (e) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, (f) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (g) evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, which includes The Company’s fiscal year 2017 beginning in March of 2017. The Company is currently evaluating the impact the adoption of ASU 2015-17 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, which allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line of credit arrangement. The Company adopted the standards in the fourth quarter of fiscal year 2016 and will continue to classify loan origination costs related to the line of credit as an asset and amortize ratably. The adoption of ASU 2015-15 did not have an effect on the Company’s consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters-continued

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments in this ASU are effective for financial statements issued with fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2016	2015	2014
Balance at beginning of period	$3,559	$3,672	$3,952
Bad debt expense	1,132	1,326	3,024
Recoveries	169	60	42
Accounts written off	(1,232)	(1,499)	(3,346)

Balance at end of period	$3,628	$3,559	$3,672

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 29, 2016 and February 28, 2015 (in thousands):

	2016	2015
Raw material	$21,030	$18,153
Work-in-process	9,245	7,195
Finished goods	70,035	94,466

	$100,310	$119,814

The excess of current costs at FIFO over LIFO stated values was approximately $4.7 million and $4.9 million as of fiscal years ended 2016 and 2015, respectively. During both fiscal year 2016 and 2015, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal year 2015 and 2014. The effect decreased cost of sales by approximately $205,000, $87,000 and $25,000 and increased net earnings by approximately $129,000, $55,000 and $16,000 for fiscal years 2016, 2015 and 2014, respectively. Cost includes materials, labor and overhead related to the purchase and production of inventories.

(4) Acquisitions

On July 31, 2015, the Company acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial and has omitted further discussion.

On December 31, 2014, the Company completed the acquisition of Kay Toledo Tag and Special Service Partners and their related entities (collectively “Kay Toledo”) for $16.2 million, in a stock purchase transaction. An additional $1.0 million was paid to the sellers under an earn-out provision. The goodwill recognized as a part of this acquisition is not tax deductible. Kay Toledo has locations in Toledo, Ohio and Neenah, Wisconsin through Special Service Partners. Experts in digital printing and customer short-run printing, Kay Toledo Tag produces tags, labels, tickets and commercial printing. Kay Toledo, which generated approximately $25.0 million in unaudited sales during calendar year 2014, will continue to operate under its respective brand names. For the fiscal years ended February 29, 2016 and February 28, 2015, the businesses added $26.5 million $3.9 million in sales, respectively, and $2.8 million and $0.4 million in earnings (pre-tax), respectively. The acquisition expands and strengthens the tag and label operations of the Company.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Acquisitions-continued

On June 16, 2014, the Company acquired the assets of Sovereign Business Forms, and its related entities, TRI-C Business Forms, Inc., Falcon Business Forms, Inc., Forms Manufacturers, Inc., Mutual Graphics, Inc., and Curtis Business Forms, Inc. (collectively “Sovereign”) for $10.6 million in cash plus the assumption of certain trade liabilities. In addition, if certain financial metrics are met, up to an additional $1.0 million is available to be paid to the sellers over the next 4 years under an earn-out provision. The goodwill generated in this acquisition is tax deductible. The cash portion of the purchase price was funded by borrowing under the Company’s line of credit facility. Sovereign, which generated approximately $27.1 million in unaudited sales during the 2014 calendar year, will continue to operate under its respective brand names. For the fiscal years ended February 29, 2016 and February 28, 2015, Sovereign added $24.3 million and $19.8 million in sales, respectively, and $4.0 million and $2.9 million in earnings (pre-tax), respectively. The acquisition expanded the geographic locations of producing business forms for the Company.

The following is a summary of the purchase price allocations for Sovereign (in thousands):

Accounts receivable	$2,477
Inventories	1,305
Other assets	653
Property, plant & equipment	3,300
Customer lists	1,550
Trade names	1,403
Goodwill	993
Accounts payable	(1,048)

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

Unaudited 2015
Pro forma net sales	$608,195
Pro forma net earnings	(43,791)
Pro forma earnings per share – diluted	(1.69)

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 15 years). Trademarks and trade names with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows. After conducting its fiscal year 2016 test as of our annual testing date of November 30, 2015, the Company determined there was no impairment in either the Print or Apparel Segments. Subsequent to year end, with the proposed sale of the Apparel Segment, management considered whether a triggering event occurred for the intangible assets related to the Apparel Segment, which consists solely of trademarks. Management determined that a triggering event did occur as of February 29, 2016 as management deemed the sale of the business as more likely than not. As a result, the Company reevaluated for possible impairment based on current events and determined that an impairment charge of $4.1 million was required for the Apparel Segment’s recorded trademarks, or approximately 31% of its carrying value prior to such impairment charge, to reduce the carrying value of those assets to its estimated fair values. Management also determined that a triggering event occurred for long-lived assets in the Apparel Segment. An undiscounted cash flow analysis was prepared with a probability weighing to the different cash flow streams based on the facts and circumstances that existed as of the balance sheet date. Based on the results of this analysis, management determined that there was no impairment for long-lived assets in the Apparel Segment as of February 29, 2016.

During the preparation of the impairment analysis on the Apparel Segment for fiscal years 2015 and 2014, it was determined that an estimated impairment charge of $93.3 million ($55.9 million goodwill and $37.4 million trademarks) and $24.2 million ($18.6 million goodwill and $5.6 million trademarks) was required to the Apparel Segment’s recorded goodwill and trademarks. The Company determined that no impairment charge was required in such years for the Print Segment.

The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record additional impairment charges relating to these assets in the future.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of February 29, 2016	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	8.7	75,518	33,353	42,165
Noncompete	1.8	75	29	46
Patent	2.0	783	522	261

Total	8.7	$77,610	$35,138	$42,472

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Goodwill and Other Intangible Assets-continued

As of February 28, 2015	Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.6	74,670	27,486	47,184
Noncompete	2.8	75	4	71
Patent	3.0	773	392	381

Total	9.5	$76,752	$29,116	$47,636

	Fiscal years ended
	2016	2015
Non-amortizing intangible assets
Trademarks and trade names	$24,461	$28,591

Amortizing and non-amortizing intangible assets by segment as of the date indicated are as follow (in thousands):

	February 29, 2016
	Print	Apparel
Category	Segment	Segment	Total
Amortizing intangibles, net	$36,973	$5,499	$42,472
Non-amortizing intangibles	15,291	9,170	24,461

Total	$52,264	$14,669	$66,933

	February 28, 2015
	Print	Apparel
Category	Segment	Segment	Total
Amortizing intangibles, net	$40,670	$6,966	$47,636
Non-amortizing intangibles	15,291	13,300	28,591

Total	$55,961	$20,266	$76,227

Aggregate amortization expense for each of the fiscal years 2016, 2015 and 2014 was approximately $6.0 million ($4.5 million – Print and $1.5 million – Apparel), $5.8 million ($4.3 million – Print and $1.5 million – Apparel) and $4.2 million ($2.7 million – Print and $1.5 million – Apparel), respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

	Print Segment	Apparel Segment	Total
2017	$4,666	$1,467	$6,133
2018	4,452	1,467	5,919
2019	3,935	1,467	5,402
2020	3,847	1,099	4,946
2021	3,778	—	3,778

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill for fiscal years 2015 and 2016 are as follows (in thousands):

	Print Segment	Apparel Segment	Total
Balance as of March 1, 2014	$59,284	$55,923	$115,207
Goodwill acquired	5,205	—	5,205
Goodwill impairment	—	(55,923)	(55,923)

Balance as of February 28, 2015	64,489	—	64,489
Goodwill acquired	48	—	48
Goodwill impairment	—	—	—

Balance as of February 29, 2016	$64,537	$—	$64,537

During the fiscal year ended February 28, 2015, $12,000 was added to goodwill related to the adjustment of the fair values of certain Wisco assets, $945,000 was added to goodwill related to the acquisition of Sovereign, $4.2 million was added to goodwill related to the acquisition of Kay Toledo, and an adjustment of $(55.9) million reflects an impairment charge related to goodwill recorded in the Apparel Segment. During the fiscal year ended February 29, 2016, $48,000 was added to goodwill related to the adjustment of the fair value of certain Sovereign assets.

(6) Other Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 29,	February 28,
	2016	2015
Accrued taxes	$156	$380
Accrued legal and professional fees	479	558
Accrued interest	147	425
Accrued utilities	112	131
Accrued acquisition related obligations	666	127
Accrued credit card fees	266	277
Other accrued expenses	691	454

	$2,517	$2,352

(7) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 29, 2016	February 28, 2015
Revolving credit facility	$40,000	$106,500

On September 19, 2013, the Company entered into the Third Amendment and Consent to Second Amended and Restated Credit Agreement (the “Agreement”) with a syndicate of lenders led by Bank of America, N.A. (the “Facility”). The Amendment amends and restates the financial covenant relating to Minimum Tangible Net Worth. The amended covenant requires a Minimum Tangible Net Worth of $100 million, with step-ups equal to 25% of consolidated net income. The Facility provides the Company access to $150.0 million in revolving credit, which the Company may increase to $200.0 million in certain circumstances, and matures on August 18, 2016. During the period the Company received a binding commitment from its primary lender to extend the maturity date on the above Facility to August 19, 2017 for an amount in excess of the amount outstanding under the same terms and conditions.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt-continued

As a result of this agreement, the Company’s debt is classified as long-term. The Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25%, or 1.76% (LIBOR + 1.25%) at February 29, 2016 and 1.75% (LIBOR + 1.5%) at February 28, 2015, depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of February 29, 2016, the Company had $40.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving the Company availability of approximately $107.9 million. The Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible equity level and the total funded debt to EBITDA ratio. The Company was in compliance with these covenants as of February 29, 2016. The Facility is secured by substantially all of the Company’s domestic assets as well as all capital securities of each of the Company’s U.S. subsidiaries and 65% of all capital securities of each of the Company’s direct foreign subsidiaries.

(8) Shareholders’ Equity

On October 20, 2008, the Board of Directors authorized the repurchase of up to $5.0 million of our common stock through a stock repurchase program. Under the Board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The Board increased the authorized amount available to repurchase the Company’s shares by an additional $5.0 million on April 20, 2012 and by another $10.0 million on December 19, 2014. There were no repurchases of common stock during fiscal year 2016 and there have been 718,511 common shares repurchased under the program since its inception at an average price of $13.74 per share. There is currently $10.1 million available to repurchase the Company’s common stock under the program.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(9) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2016, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 665,993 shares of unissued common stock reserved under the plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2016, 2015 and 2014, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.3 million ($0.8 million net of tax), $1.3 million ($0.8 million net of tax) and $1.5 million ($1.0 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three years ended February 29, 2016:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2013	363,000	$15.79	6.4	$421
Granted	36,155	14.05
Terminated	(7,750)	13.30
Exercised	(22,000)	12.59

Outstanding at February 28, 2014	369,405	$15.86	6.0	$416
Granted	31,418	15.78
Terminated	(20,000)	16.21
Exercised	(6,000)	8.94

Outstanding at February 28, 2015	374,823	$15.95	5.7	$210
Granted	43,426	13.69
Terminated	(47,300)	18.31
Exercised	—	—

Outstanding at February 29, 2016	370,949	$15.38	5.9	$1,616

Exercisable at February 29, 2016	294,524	$15.66	5.2	$1,201

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal years ended 2016, 2015 and 2014:

	2016	2015	2014
Expected volatility	24.06%	29.25%	30.41%
Expected term (years)	3	3	3
Risk free interest rate	0.89%	0.91%	0.35%
Dividend yield	4.92%	4.11%	4.63%
Weighted average grant-date fair value	$2.24	$2.70	$1.96

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Option Plan and Stock Based Compensation-continued

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2016	2015	2014
Total cash received	$—	$54	$94
Income tax (expense) benefit	(46)	(106)	17
Total grant-date fair value	—	9	50
Intrinsic value	—	36	117

A summary of the status of the Company’s unvested stock options at February 29, 2016, and changes during the fiscal year ended February 29, 2016 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 28, 2015	79,760	$2.51
New grants	43,426	2.24
Vested	(46,761)	2.58
Forfeited	—	—

Unvested at February 29, 2016	76,425	$2.32

As of February 29, 2016, there was $78,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.5 years. The total fair value of shares underlying the options vested during the fiscal year ended February 29, 2016 was $0.9 million.

The following table summarizes information about stock options outstanding at the end of fiscal year 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.94 to $13.69	85,426	6.2	$11.35	42,000	$8.94
14.05 to 15.78	140,280	6.8	15.18	107,281	15.19
17.57 to 18.46	145,243	4.7	17.95	145,243	17.95

	370,949	5.9	15.38	294,524	15.66

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Option Plan and Stock Based Compensation-continued

Restricted Stock

The Company had the following restricted stock grants activity for each of the three fiscal years ended February 29, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2013	187,048	$16.49
Granted	55,607	14.05
Terminated	—	—
Vested	(61,753)	16.40

Outstanding at February 28, 2014	180,902	$15.77
Granted	85,807	15.78
Terminated	—	—
Vested	(113,061)	16.42

Outstanding at February 28, 2015	153,648	$15.30
Granted	113,648	13.69
Terminated	—	—
Vested	(77,900)	15.24

Outstanding at February 29, 2016	189,396	$14.36

As of February 29, 2016, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years. As of February 29, 2016, the Company’s outstanding restricted stock had an underlying fair value of $2.7 million at date of grant.

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

The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2016	2015
Equity securities	55%	55%
Debt securities	38%	37%
Cash and cash equivalents	7%	8%

Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 29, 2016 is as follows:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Pension Plan-continued

Asset Class	Target Allocation Percentage
Cash	1 - 5%
Fixed Income	35 - 55%
Equity	45 - 60%

The Company estimates the long-term rate of return on plan assets will be 8.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2016 was 8.0%, the rate used in the calculation of the current year pension expense.

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

Level 1	–	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	–	Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Level 3	–	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables present the Plan’s fair value hierarchy for those assets measured at fair value as of February 29, 2016 and February 28, 2015 (in thousands):

	Assets Measured at Fair Value at 2/29/16	Fair Value Measurements
Description		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,576	$3,576	$—	$—
Government bonds	10,887	—	10,887	—
Corporate bonds	7,134	—	7,134	—
Domestic equities	20,226	20,226	—	—
Foreign equities	5,724	5,724	—	—

	$47,547	$29,526	$18,021	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Pension Plan-continued

	Assets Measured at Fair Value at 2/28/15	Fair Value Measurements
Description		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4,262	$4,262	$—	$—
Government bonds	10,642	—	10,642	—
Corporate bonds	8,154	—	8,154	—
Domestic equities	21,974	21,974	—	—
Foreign equities	5,961	5,961	—	—

	$50,993	$32,197	$18,796	$—

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2016	2015	2014
Components of net periodic benefit cost
Service cost	$1,301	$1,122	$1,262
Interest cost	2,369	2,447	2,402
Expected return on plan assets	(3,928)	(3,856)	(3,490)
Amortization of:
Prior service cost	(86)	(145)	(145)
Unrecognized net loss	2,551	1,524	2,052

Net periodic benefit cost	2,207	1,092	2,081

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	2,102	11,224	(4,600)
Amortization of net actuarial loss	(2,551)	(1,524)	(2,052)
Amortization of prior service credit	86	145	145

	(363)	9,845	(6,507)

Total recognized in net periodic pension cost and other comprehensive income	$1,844	$10,937	$(4,426)

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Pension Plan-continued

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2016	2015	2014
Weighted average discount rate (net periodic pension cost)	4.00%	4.90%	4.60%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	4.30%	4.00%	4.90%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

During the current fiscal year, the Company adopted the new MP-2015 improvement scale to determine their benefit obligations under the plan. The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2016	2015
Change in benefit obligation
Projected benefit obligation at beginning of year	$60,845	$51,339
Service cost	1,301	1,122
Interest cost	2,369	2,447
Actuarial (gain)/loss	(2,661)	6,637
Other assumption change	(1,603)	3,695
Benefits paid	(4,008)	(4,395)

Projected benefit obligation at end of year	$56,243	$60,845

Change in plan assets:
Fair value of plan assets at beginning of year	$50,993	$49,423
Company contributions	3,000	3,000
Gain (loss) on plan assets	(2,438)	2,965
Benefits paid	(4,008)	(4,395)

Fair value of plan assets at end of year	$47,547	$50,993

Funded status (benefit obligation less plan assets)	$(8,696)	$(9,852)

Accumulated benefit obligation at end of year	$51,948	$56,170

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company contributed $3.0 million during fiscal year 2016 and would expect to contribute a similar amount during fiscal year 2017.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2017	$3,200
2018	3,800
2019	2,700
2020	3,400
2021	4,200
2022 – 2026	16,900

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Pension Plan-continued

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.3 million, $1.2 million and $0.9 million in fiscal years ended 2016, 2015 and 2014, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $229,000, $227,000, and $254,000, in fiscal years ended 2016, 2015 and 2014, respectively.

(11) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2016	2015	2014
Current:
Federal	$18,421	$14,006	$17,755
State and local	2,724	2,451	2,946
Foreign	1,161	322	183

Total current	22,306	16,779	20,884
Deferred:
Federal	(1,269)	(9,920)	(1,550)
State and local	(201)	(1,459)	(731)

Total deferred	(1,470)	(11,379)	(2,281)

Total provision for income taxes	$20,836	$5,400	$18,603

The Company’s effective tax rate on earnings from operations for the year ended February 29, 2016, was 36.8%, as compared with a (13.8)% and 58.5% in 2015 and 2014, respectively. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	2.9	(1.9)	3.9
Domestic production activities deduction	(2.2)	3.5	(4.8)
Impairment of goodwill	—	(50.0)	20.5
Other	1.1	(0.4)	3.9

	36.8%	(13.8)%	58.5%

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes-continued

deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of earnings. To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would not be recorded. The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

	2016	2015
Current deferred tax assets (liabilities) related to:
Allowance for doubtful receivables	$1,378	$1,356
Inventories	3,093	2,745
Employee compensation and benefits	1,925	2,305
Other	(111)	(134)

	$6,285	$6,272

Non-current deferred tax (liabilities) assets related to:
Property, plant and equipment	$(8,885)	$(9,087)
Goodwill and other intangible assets	(10,044)	(10,556)
Pension and noncurrent employee compensation benefits	6,948	6,064
Net operating loss and foreign tax credits	3,480	113
Property tax	(560)	(367)
Currency exchange	6,090	2,842
Stock options	785	747
Valuation allowance	(1,380)	—
Other	(3)	(4)

	$(3,569)	$(10,248)

Included in other assets on the consolidated balance sheets for the years ended February 28, 2015 and 2014 is approximately $2.3 million of refund receivable related to amended Canadian tax returns for fiscal years 2006-2008. In fiscal year 2016, the refund related to amended Canadian tax returns was reclassified as a foreign tax credit.

The Company established a valuation allowance related to its foreign tax credit of $1.4 million. As of the fiscal year ended 2016, the Company has federal net operating loss carry forwards of approximately $203,655 expiring in fiscal years 2024 through 2025. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the net operating loss carry forwards.

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

At fiscal year-end 2016 and 2015, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $261,000 and $330,000, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2016, the unrecognized tax benefit includes an aggregate of $18,000 of interest expense. Approximately $18,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2016 and 2015 is as follows (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes-continued

	2016	2015
Balance at beginning of year	$330	$246
Additions based on tax positions related to the current year	41	166
Reductions due to lapses of statutes of limitations	(110)	(82)

Balance at end of year	$261	$330

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. Federal income tax matters for years through 2010. All material state and local income tax matters have been concluded for years through 2010 and foreign tax jurisdictions through 2010.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2016, 2015 and 2014.

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

	2016	2015	2014
Basic weighted average common shares outstanding	25,688,273	25,864,352	26,125,348
Effect of dilutive options	34,094	—	20,977

Diluted weighted average common shares outstanding	25,722,367	25,864,352	26,146,325

Per share amounts:
Net earnings (loss) – basic	$1.39	$(1.72)	$0.50

Net earnings (loss) – diluted	$1.39	$(1.72)	$0.50

Cash dividends	$0.70	$0.70	$0.53

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings (loss) per share pursuant to the two-class method. The Company’s participating securities are comprised of unvested restricted stock. At fiscal year-end 2016 and 2014, 145,243 and 172,543 stock options, respectively, were excluded from the calculation above, as their effect would be anti-dilutive. No dilutive options were included for fiscal year 2015 due to the operating loss.

(13) Segment Information and Geographic Information

The Company operates in two segments – the Print Segment and the Apparel Segment.

The Print Segment, which represented 68% of the Company’s consolidated net sales for fiscal year 2016, is in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. The Print Segment operates 57 manufacturing plants throughout the United States in 21 strategically located states. Approximately 96% of the business products manufactured by the Print Segment are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

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

The Apparel Segment, which accounted for 32% of the Company’s fiscal year 2016 consolidated net sales, consists of Alstyle Apparel. This group is primarily engaged in the production and sale of activewear including T-shirts, fleece goods, and other wearables. Alstyle sales are seasonal, with sales in the first and second quarters generally being the highest. Substantially all of the Apparel Segment sales are to customers in the United States.

Corporate information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses related to the Company’s corporate headquarters and other administrative costs.

Segment data for the fiscal years ended 2016, 2015 and 2014 were as follows (in thousands):

	Print Segment	Apparel Segment	Corporate	Consolidated Totals
Fiscal year ended February 29, 2016:
Net sales	$385,946	$183,027	$—	$568,973
Depreciation	7,530	3,529	268	11,327
Amortization of identifiable intangibles	4,555	1,467	—	6,022
Impairment of trademarks	—	4,130	—	4,130
Segment earnings (loss) before income tax	65,379	9,430	(18,237)	56,572
Segment assets	234,257	142,506	15,425	392,188
Capital expenditures	4,187	596	40	4,823

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Segment Information and Geographic Information-continued

	Print	Apparel		Consolidated
	Segment	Segment	Corporate	Totals
Fiscal year ended February 28, 2015:
Net sales	$380,379	$199,861	$—	$580,240
Depreciation	6,510	3,727	268	10,505
Amortization of identifiable intangibles	4,312	1,467	—	5,779
Impairment of goodwill and trademarks	—	93,324	—	93,324
Segment earnings (loss) before income tax	66,374	(89,632)	(15,875)	(39,133)
Segment assets	248,916	183,778	20,568	453,262
Capital expenditures	1,977	460	42	2,479
Fiscal year ended February 28, 2014:
Net sales	$339,947	$202,495	$—	$542,442
Depreciation	5,804	3,845	205	9,854
Amortization of identifiable intangibles	2,749	1,467	—	4,216
Impairment of goodwill and trademarks	—	24,226	—	24,226
Segment earnings (loss) before income tax	57,390	(9,467)	(16,131)	31,792
Segment assets	221,937	302,020	12,390	536,347
Capital expenditures	2,746	1,228	672	4,646

Identifiable long-lived assets by country include property, plant, and equipment, net of accumulated depreciation. The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended is as follows (in thousands):

	United States	Canada	Mexico	Total
2016
Net sales to unaffiliated customers
Print Segment	$385,946	$—	$—	$385,946
Apparel Segment	164,549	17,233	1,245	183,027

	$550,495	$17,233	$1,245	$568,973

Identifiable long-lived assets
Print Segment	$164,272	$—	$—	$164,272
Apparel Segment	14,730	53	30,430	45,213
Corporate	3,319	—	—	3,319

	$182,321	$53	$30,430	$212,804

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Segment Information and Geographic Information-continued

	United States	Canada	Mexico	Total
2015
Net sales to unaffiliated customers
Print Segment	$380,379	$—	$—	$380,379
Apparel Segment	180,988	17,503	1,370	199,861

	$561,367	$17,503	$1,370	$580,240

Identifiable long-lived assets
Print Segment	$172,074	$—	$—	$172,074
Apparel Segment	20,359	54	37,556	57,969
Corporate	3,548	—	—	3,548

	$195,981	$54	$37,556	$233,591

2014
Net sales to unaffiliated customers
Print Segment	$339,947	$—	$—	$339,947
Apparel Segment	183,335	18,694	466	202,495

	$523,282	$18,694	$466	$542,442

Identifiable long-lived assets
Print Segment	$155,773	$—	$—	$155,773
Apparel Segment	115,204	40	43,757	159,001
Corporate	3,773	—	—	3,773

	$274,750	$40	$43,757	$318,547

(14) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2022. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating Lease Commitments
2017	$5,976
2018	3,892
2019	2,460
2020	2,244
2021	1,595
Thereafter	127

$16,294

Rent expense attributable to such leases totaled $7.9 million, $7.7 million, and $7.0 million for the fiscal years ended 2016, 2015 and 2014, respectively.

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

	2016	2015	2014
Interest paid	$1,636	$1,793	$1,195
Income taxes paid	$20,835	$19,523	$17,799

(16) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2016 and 2015 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 29
Fiscal year ended 2016:
Net sales	$150,576	$150,761	$139,451	$128,185
Gross profit margin	37,544	40,630	40,574	33,991
Net earnings	9,171	11,046	10,674	4,845
Dividends paid	4,496	4,516	4,516	4,516
Per share of common stock:
Basic net earnings	$0.36	$0.43	$0.42	$0.19
Diluted net earnings	$0.36	$0.43	$0.41	$0.19
Dividends	$0.175	$0.175	$0.175	$0.175
Fiscal year ended 2015:
Net sales	$141,186	$151,841	$146,971	$140,242
Gross profit margin	35,388	38,188	36,516	35,384
Net earnings (loss)	8,032	10,016	(71,179)	8,598
Dividends paid	4,567	4,574	4,548	4,502
Per share of common stock:
Basic net earnings (loss)	$0.31	$0.39	$(2.76)	$0.34
Diluted net earnings (loss)	$0.31	$0.39	$(2.76)	$0.34
Dividends	$0.175	$0.175	$0.175	$0.175

Current Quarter Compared to Same Quarter Last Year

For fiscal year ended February 29, 2016, except for the fourth quarter, both gross profit margin and net earnings for each quarter increased in comparison to each of the quarters of the previous fiscal year. For the third quarter of fiscal year 2015 and in the fourth quarter of fiscal year 2016, the Company recorded a non-cash impairment charge of $93.3 million ($55.9 million to goodwill and $37.4 million to trademarks) and $4.1 million (trademarks), respectively, related to the Apparel Segment. The primary reason for the increase in gross profit margin and net earnings in fiscal year 2016 was due to the continued realization of operational synergies with acquired businesses by the elimination of duplicate costs in the Print Segment and improving manufacturing efficiencies, relatively stable selling prices, and lower input costs in the Apparel Segment. The decline in gross profit and operating margins during the fourth quarter of fiscal year 2016, absent the impairment charge, related primarily to a one-time earn-out payment required to be paid in connection with one of the Company’s acquisitions and the extraordinary costs associated with moving one of the Company’s folder operations from Omaha, Nebraska to Columbus, Kansas.

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At February 29, 2016, cash balances included $7.3 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At February 29, 2016, the Company had $0.4 million in Canadian and $2.0 million in Mexican bank accounts.

(18) Subsequent Events

On March 19, 2016, the Company acquired the assets of Major Business Systems, Inc. (“Major”) for $0.6 million in cash. Major products will be sold through the Company’s normal sales channel of independent distributors and allows the Company to enhance its current product mix and to pursue more expansive product lines in the integrated document market.

On April 1, 2016, the Company entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in such Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire Alstyle Apparel, LLC and its subsidiaries from the Company for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that was to have been retained by the Company. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

Under the Initial Purchase Agreement, the Company retained the right to terminate such agreement in the event that the Company were to receive an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of the Board of Directors of the Company in the exercise of its fiduciary duties on behalf of the Company’s stockholders, constituted a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what was determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer in connection therewith. In connection with the superior offer, the Company has entered into a Unit Purchase Agreement with Gildan, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which Gildan will acquire the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of such agreement (the “Gildan Transaction”). The closing of the Gildan Transaction, which is anticipated to occur during the Company’s second fiscal quarter, is conditioned upon customary closing conditions, including applicable regulatory approvals. Following the closing, the Company will provide transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters and will sublease

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Subsequent Events-continued

from Gildan a portion of a certain located in Anaheim, California that is leased by the Apparel Segment. As part of the purchase price, Gildan funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer of the Apparel Segment in connection with the termination of the Initial Purchase Agreement with such Initial Buyer, as more fully described above. The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on May 4, 2016 regarding the Gildan Transaction and reference is made herein to that report for further explanation.

Based on presently available information, on a preliminary and unaudited basis, and assuming a closing date by the end of June 2016, the Company anticipates that it will incur a pre-tax loss on the sale of Alstyle Apparel to Gildan pursuant to the Gildan Purchase Agreement of between $25.0 million and $35.0 million. Based on certain tax elections expected to be made, the Company is expecting to be able to treat the loss as an operating loss for tax purposes.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Third Amendment and Consent to Second Amended and Restated Credit Agreement between Ennis, Inc., each of the other co-borrowers who are parties, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, as Syndication Agent, Comerica Bank, as Documentation Agent and the other lenders who are parties, dated as of September 20, 2013 herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 20, 2013 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K file on January 20, 2009 (File No. 001-05807).

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 10.7	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Irshad Ahmad, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 29, 2016, filed on May 11, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

E-1