Form 10-Q
period 2016-05-31
ENNIS, INC.
filed 2016-07-08
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2016

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

As of July 1, 2016, there were 26,063,972 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31, 2016	February 29, 2016
Assets
Current assets
Cash	$122,421	$7,957
Accounts receivable, net of allowance for doubtful receivables of $1,787 at May 31, 2016 and $2,041 at February 29, 2016	35,979	36,546
Prepaid expenses	823	1,443
Prepaid income taxes	9,517	1,318
Inventories	27,588	27,619
Deferred income taxes	3,134	3,134
Assets held for sale	—	464
Current assets of discontinued operations	—	100,494

Total current assets	199,462	178,975
Property, plant and equipment, at cost
Plant, machinery and equipment	131,535	131,346
Land and buildings	55,730	54,985
Other	22,717	22,686

Total property, plant and equipment	209,982	209,017
Less accumulated depreciation	160,025	158,226

Net property, plant and equipment	49,957	50,791

Goodwill	64,537	64,537
Trademarks and trade names	15,291	15,291
Other intangible assets, net	36,064	36,973
Other assets	268	274
Long-term assets of discontinued operations	—	46,337

Total assets	$365,579	$393,178

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	May 31, 2016	February 29, 2016
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,425	$13,738
Accrued expenses
Employee compensation and benefits	10,181	11,798
Taxes other than income	554	172
Income taxes payable	—	64
Other	2,095	2,133
Current liabilities of discontinued operations	—	12,495

Total current liabilities	25,255	40,400

Long-term debt	35,000	40,000
Liability for pension benefits	9,335	8,696
Deferred income taxes	4,670	4,670
Other liabilities	880	866

Total liabilities	75,140	94,632

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 29, 2016	75,134	75,134
Additional paid-in capital	120,238	121,597
Retained earnings	184,697	206,105
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	—	(9,940)
Minimum pension liability, net of taxes	(17,345)	(17,345)

Total accumulated other comprehensive income (loss)	(17,345)	(27,285)

Treasury stock	(72,285)	(77,005)

Total shareholders’ equity	290,439	298,546

Total liabilities and shareholders’ equity	$365,579	$393,178

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended May 31,
	2016	2015

Net sales	$90,410	$96,769
Cost of goods sold	63,716	66,805

Gross profit margin	26,694	29,964

Selling, general and administrative	16,071	16,053
(Gain) loss from disposal of assets	6	(2)

Income from operations	10,617	13,913

Other income (expense)
Interest expense	(2)	(3)
Other, net	(7)	—

	(9)	(3)

Earnings from continuing operations before income taxes	10,608	13,910

Provision for income taxes	3,925	5,147

Earnings from continuing operations	6,683	8,763
Income from discontinued operations, net of tax	2,481	408
Loss on sale of discontinued operations, net of tax	(26,042)	—

Earnings (loss) from discontinued operations, net of tax	(23,561)	408

Net earnings (loss)	$(16,878)	$9,171

Weighted average common shares outstanding
Basic	25,783,770	25,586,596

Diluted	25,810,735	25,599,055

Earnings (loss) per share - basic
Continuing operations	$0.26	$0.34
Discontinued operations	$(0.91)	$0.02

Net earnings (loss)	$(0.65)	$0.36

Earnings (loss) per share - diluted
Continuing operations	$0.26	$0.34
Discontinued operations	$(0.91)	$0.02

Net earnings (loss)	$(0.65)	$0.36

Cash dividends per share	$0.175	$0.175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended May 31,
	2016	2015
Net earnings (loss)	$(16,878)	$9,171
Foreign currency translation adjustment, net of deferred taxes	9,940	(664)

Comprehensive income (loss)	$(6,938)	$8,507

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended May 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(16,878)	$9,171
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,983	1,813
Amortization of trade names, customer lists, and patent	1,159	1,125
Pre-tax loss on sale of discontinued operations	36,775	—
Operating cash flows of discontinued operations	538	11,323
(Gain) loss from disposal of assets	6	(2)
Bad debt expense (recovery)	(19)	207
Stock based compensation	339	332
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	586	3,789
Prepaid expenses and income taxes	(7,576)	2,217
Inventories	124	(581)
Other assets	6	219
Accounts payable and accrued expenses	(2,649)	126
Other liabilities	14	(293)
Liability for pension benefits	639	552

Net cash provided by operating activities	15,047	29,998

Cash flows from investing activities:
Capital expenditures	(428)	(1,176)
Purchase of businesses, net of cash acquired	(617)	—
Proceeds from sale of discontinued operations	107,354	—
Investing cash flows of discontinued operations	(279)	(43)
Proceeds from disposal of plant and property	7	16

Net cash provided by (used in) investing activities	106,037	(1,203)

Cash flows from financing activities:
Repayment of debt	(5,000)	(17,530)
Dividends	(4,530)	(4,496)
Financing cash flows of discontinued operations	—	(3,470)
Proceeds from exercise of stock options	2,910	—

Net cash used in financing activities	(6,620)	(25,496)

Effect of exchange rate changes on cash	—	(332)

Net change in cash	114,464	2,967
Cash at beginning of period	7,957	13,357

Cash at end of period	$122,421	$16,324

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, from which the accompanying consolidated balance sheet at February 29, 2016 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

On May 25, 2016, the Company sold Alstyle Apparel, LLC and its subsidiaries, which constituted the Company’s Apparel Segment, to Gildan Activewear Inc. As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which institutes a number of modifications to the reporting of financial assets and liabilities. These modifications include: (i) measurement of non-equity method assets and liabilities at fair value, with changes to fair value recognized through net income, (ii) performance of qualitative impairment assessments of equity investments without readily determinable fair values at each reporting period, (iii) elimination of the requirement to disclose methods and significant assumptions used in calculating the fair value of financial instruments measured at amortized cost, (iv) measurement of the fair value of financial instruments measured at amortized cost using the exit price notion consistent with Topic 820, Fair Value Measurement, (v) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, (vi) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (vii) evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, which includes The Company’s fiscal year 2017 beginning in March of 2017. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

1. Significant Accounting Policies and General Matters-continued

direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended May 31,
	2016	2015
Balance at beginning of period	$2,041	$2,158
Bad debt expense (recovery)	(19)	207
Recoveries	21	10
Accounts written off	(256)	(118)

Balance at end of period	$1,787	$2,257

3. Inventories

The Company uses the lower of last-in, first-out (LIFO) cost or market to value certain of its business forms inventories and the lower of first-in, first-out (FIFO) cost or market to value its remaining forms inventories. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

3. Inventories-continued

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31, 2016	February 29, 2016
Raw material	$16,149	$15,983
Work-in-process	3,094	3,099
Finished goods	8,345	8,537

	$27,588	$27,619

4. Acquisitions

On March 19, 2016, the Company acquired the assets of Major Business Systems, Inc. (“Major”) for $0.6 million in cash. Major is located in Hillsborough, North Carolina. Major’s products will be sold through the Company’s normal sales channel of independent distributors, which allows the Company to enhance its current product mix and to pursue more expansive product lines in the integrated document market. Management considers this acquisition immaterial.

On July 31, 2015, the Company acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial.

5. Discontinued Operations

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

Under the Initial Purchase Agreement, the Company retained the right to terminate such agreement in the event that the Company received an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of the Board of Directors of the Company (the “Board”) in the exercise of its fiduciary duties on behalf of the Company’s shareholders, deemed such offer to be a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which on May 25, 2016 Gildan acquired the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. The Company is providing transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters and is subleasing from Gildan a portion of real property located in Anaheim, California. As part of the purchase price, Gildan funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer as result of the termination of the Initial Purchase Agreement.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

5. Discontinued Operations-continued

Balance sheet information for the Apparel Segment presented as discontinued operations is summarized as follows (in thousands):

February 29, 2016

Current assets:
Cash	$2,468
Accounts receivable, net	18,325
Prepaid expenses and income taxes	3,859
Inventories	72,691
Deferred income taxes	3,151

Total current assets	$100,494

Long-term assets:
Property, plant and equipment, net	$30,543
Trademarks and trade names	9,170
Customer lists	5,499
Other assets	1,125

Total long-term assets	$46,337

Current liabilities:
Accounts payable	$8,050
Employee compensation and benefits	4,065
Other current liabilities	380

Total current liabilities	$12,495

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that will be eliminated from ongoing operations. The key components from discontinued operations related to the Apparel Segment were as follows (in thousands):

Sales price	$110,000
Net book value of assets	(130,174)
Expenses related to sales (1)	(4,365)

Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments recorded in other comprehensive income	(16,109)

Loss on sale of sale of discontinued operations	$(40,648)

(1)	Included in this amount is the $3.0 million termination fee paid as a result of the termination of the Initial Purchase Agreement for the sale of the Apparel Segment.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

5. Discontinued Operations-continued

	Three months ended May 31,
	2016	2015

Net sales	$41,038	$53,807

Income from discontinued operations before income taxes	3,873	648

Loss on sale of discontinued operations before income taxes	(40,648)	—

Income (loss) on discontinued operations before income taxes	(36,775)	648
Income tax expense (benefit)	(13,214)	240

Net earnings (loss) from discontinued operations	$(23,561)	$408

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

6. Goodwill and Other Intangible Assets-continued

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of May 31, 2016	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.2	53,669	17,965	35,704
Noncompete	1.6	175	42	133
Patent	1.8	783	556	227

Total	9.2	$55,861	$19,797	$36,064

As of February 29, 2016
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	8.7	53,519	16,852	36,667
Noncompete	1.8	75	29	46
Patent	2.0	783	523	260

Total	8.7	$55,611	$18,638	$36,973

	May 31, 2016	February 29, 2016
Non-amortizing intangible assets
Trademarks and trade names	$15,291	$15,291

Aggregate amortization expense for the three months ended May 31, 2016 and May 31, 2015 was $1.2 million and $1.1 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2017	$4,716
2018	4,504
2019	3,987
2020	3,867
2021	3,797

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

6. Goodwill and Other Intangible Assets-continued

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2015	$64,489
Goodwill acquired	48
Goodwill impairment	—

Balance as of February 29, 2016	64,537
Goodwill acquired	—
Goodwill impairment	—

Balance as of May 31, 2016	$64,537

During the three months ended May 31, 2015, $48,000 was added to goodwill related to the acquisition of Sovereign Business Forms.

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2016	February 29, 2016
Accrued taxes	$206	$156
Accrued legal and professional fees	216	409
Accrued interest	25	147
Accrued utilities	90	90
Accrued acquisition related obligations	659	666
Accrued credit card fees	260	246
Other accrued expenses	639	419

	$2,095	$2,133

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2016	February 29, 2016
Revolving credit facility	$35,000	$40,000

In connection with the all cash sale of the Apparel Segment and the special dividend declared by the Company as a result thereof, the Company entered into the Fourth Amendment and Fifth Amendment, dated May 25, 2016 and June 20, 2016, respectively, to its Second Amended and Restated Credit Agreement pursuant to which the Company is extended a revolving credit line (as amended, the “Credit Facility”). These amendments: (i) released the Apparel Segment from all liabilities and obligations under the Credit Facility, (ii) reduced the aggregate commitments under the Credit Facility to a $100.0 million revolving credit line, (iii) removed Comerica Bank and Branch Banking and Trust Company as lenders thereunder, (iv) permitted the payment of a special dividend to the Company’s shareholders, and (v) amended the financial covenants by revising the definition of the fixed charge coverage ratio and reducing the minimum tangible net worth requirement to $75.0 million, with step-ups equal to 25% of consolidated net income, commencing with the fiscal quarter ending May 31, 2016. The Company may increase the revolving line of credit to $150.0 million in certain circumstances. The Credit Facility is scheduled to mature on August 18, 2016; however, the Company received a binding commitment from its primary lender to extend the maturity date on the Credit Facility to August 19, 2017 under the same terms and conditions. As a result, the Company’s debt is classified as long-term.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

8. Long-Term Debt-continued

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25%, or 1.8% (LIBOR + 1.25%) at May 31, 2016 and 1.76% (LIBOR + 1.25%) at February 29, 2016, depending on the Company’s ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2016, the Company had $35.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving the Company with approximately $62.9 million available. The Credit Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible net worth and a funded debt to EBITDA ratio. The Company was in compliance with these covenants as of May 31, 2016. The Credit Facility is secured by substantially all of the Company’s assets, as well as all capital securities of each of the Company’s subsidiaries.

9. Shareholders’ Equity

Changes in shareholders’ equity accounts for the three months ended May 31, 2016 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546
Net loss	—	—	—	(16,878)	—	—	—	(16,878)
Foreign currency translation, net of deferred tax of $6,087	—	—	—	—	9,940	—	—	9,940
Dividends paid ($0.175 per share)	—	—	—	(4,530)	—	—	—	(4,530)
Stock based compensation	—	—	339	—	—	—	—	339
Stock based compensation allocated to loss on sale of discontinued operations	—	—	112	—	—	—	—	112
Exercise of stock options and restricted stock	—	—	(1,810)	—	—	282,988	4,720	2,910

Balance May 31, 2016	30,053,443	$75,134	$120,238	$184,697	$(17,345)	(4,154,017)	$(72,285)	$290,439

The Board has authorized the repurchase of up to an aggregate of $20.0 million of the Company’s outstanding common stock through a stock repurchase program. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

There were no repurchases of common stock during the three months ended May 31, 2016. Since the program’s inception in October 2008, there has been 718,511 common shares repurchased at an average price of $13.74 per share. As of May 31, 2016 there was $10.1 million available to repurchase shares of the Company’s common stock under the program.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2016, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 601,308 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2016. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

10. Stock Option Plan and Stock Based Compensation-continued

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2016 and May 31, 2015, the Company included compensation expense related to share-based compensation of $0.3 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively, in selling, general, and administrative expenses.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2016:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2016	370,949	$15.38	5.9	$1,616
Granted	—	—
Terminated	—	—
Exercised	(193,453)	15.04

Outstanding at May 31, 2016	177,496	$15.76	4.9	$453

Exercisable at May 31, 2016	172,423	$15.79	4.8	$434

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the three months ended May 31, 2016. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2015:

May 31, 2015
Expected volatility	24.06%
Expected term (years)	3
Risk free interest rate	0.89%
Dividend yield	4.92%
Weighted average grant-date fair value	$2.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended May 31,
	2016	2015
Total cash received	$2,910	$—
Income tax benefits	—	—
Total grant-date fair value	532	—
Intrinsic value	969	—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

10. Stock Option Plan and Stock Based Compensation-continued

A summary of the Company’s unvested stock options at May 31, 2016 and the changes during the three months ended May 31, 2016 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2016	76,425	$2.32
New grants	—	—
Vested	(71,352)	2.32
Forfeited	—	—

Unvested at May 31, 2016	5,073	$2.41

As of May 31, 2016, there was $8,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.5 years.

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2016	189,396	$14.36
Granted	64,685	19.63
Terminated	—	—
Vested	(89,535)	14.46

Outstanding at May 31, 2016	164,546	$16.37

As of May 31, 2016, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

11. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 21% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

11. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended May 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$291	$325
Interest cost	593	592
Expected return on plan assets	(916)	(982)
Amortization of:
Prior service cost	—	(21)
Unrecognized net loss	671	638

Net periodic benefit cost	$639	$552

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2017. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2017. The Company contributed $3.0 million to the Pension Plan during fiscal year 2016.

12. Earnings (loss) per Share

Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2016, all options were included in the diluted earnings (loss) per share computation because their average fair market value exceeded the exercise price of the Company’s stock. For the three months ended May 31, 2015, 320,094 shares related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended May 31,
	2016	2015
Basic weighted average common shares outstanding	25,783,770	25,586,596
Effect of dilutive options	26,965	12,459

Diluted weighted average common shares outstanding	25,810,735	25,599,055

Earnings (loss) per share - basic and diluted
Earnings per share on continuing operations	$0.26	$0.34
Earnings per share on discontinued operations	0.10	0.02
Loss per share on sale of discontinued operations	(1.01)	—

Earnings (loss) on discontinued operations	(0.91)	0.02

Net earnings (loss)	$(0.65)	$0.36

Cash dividends	$0.175	$0.175

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2016

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At May 31, 2016, cash balances included $121.9 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On June 20, 2016, the Board declared a quarterly cash dividend of 17 1⁄2 cents per share and also a special one-time cash dividend of $1.50 per share as a result of the consummation of the all cash sale of the Apparel Segment. Both dividends are payable on August 8, 2016 to shareholders of record on July 11, 2016.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. Ennis, Inc. and its subsidiaries print and manufacture a broad line of business forms and other business products. We distribute business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customer’s needs.

On April 1, 2016, we entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in such Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) from us for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that was to have been retained by us. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

Under the Initial Purchase Agreement, we retained the right to terminate such agreement in the event that the Company received an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of our Board of Directors (the “Board”) in the exercise of its fiduciary duties on behalf of the our shareholders, deemed such offer to be a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, we terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, we entered into a Unit Purchase Agreement with Gildan, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which on May 25, 2016 Gildan acquired the Apparel Segment for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. We are providing transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters, and we are subleasing from Gildan a portion of a real property located in Anaheim, California. As part of the purchase price, Gildan funded our payment of the $3.0 million termination fee payable to the Initial Buyer in connection with the termination of the Initial Purchase. We filed with the Securities and Exchange Commission Current Reports on Form 8-K on May 4, 2016 and June 1, 2016 regarding the Gildan Purchase Agreement and the consummation of the sale of the Apparel Segment, respectively, and reference is made herein to those current reports for further explanation.

Based on certain tax elections expected to be made, we anticipate that we will be able to treat the loss arising from the sale of the Apparel Segment as an operating loss for tax purposes.

On March 19, 2016, we acquired the assets of Major Business Systems, Inc. (“Major”) for $0.6 million in cash. Major is located in Hillsborough, North Carolina. Major’s products will be sold through our normal sales channel of independent distributors, which allows us to enhance our product mix and pursue more expansive product lines in the integrated document market. Major, which generated approximately $3.4 million in unaudited sales for the twelve-month period ended April 30, 2015, will continue to operate under its brand name.

On July 31, 2015, we acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued current liabilities. Management considers this acquisition immaterial.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 58 manufacturing plants throughout the United States in 22 strategically located states. Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, and Hoosier Data Forms®. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM, and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

We sell predominantly through private printers and independent distributors, as well as to many of our competitors. Northstar also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Northstar acquired several of the top 25 banks in the United States as customers and is actively pursuing other large banks within the top 25 tier of banks in the United States. Adams McClure also sells direct to a small number of customers, where sales are generally through advertising agencies.

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley and Sons, Staples, Inc., Standard Register Co.(a subsidiary of Taylor Corporation), and Cenveo, Inc., or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent dealers.

There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi-plant organizations. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.

Distribution of business forms and other business products throughout the United States is primarily done through independent dealers, including business form distributors, resellers, direct mail, commercial printers, payroll and accounts payable software companies, and advertising agencies.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

Business Challenges

We are engaged in an industry undergoing significant changes. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. We face highly competitive conditions in an already over-supplied, price-competitive print industry. The challenges of our business include the following:

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

Cautionary Statements Regarding Forward Looking Statements

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; our ability to get our utilities to meet our projected demand; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; changes in economic, political and social instability relating to our foreign operations; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 before making an investment in our common stock.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items, are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements. For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three months ended May 31, 2016 and May 31, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (Dollars in thousands)	2016		2015
Net sales	$90,410	100.0%	$96,769	100.0%
Cost of goods sold	63,716	70.5	66,805	69.0

Gross profit margin	26,694	29.5	29,964	31.0
Selling, general and administrative	16,071	17.8	16,053	16.6
Gain from disposal of assets	6	—	(2)	—

Income from operations	10,617	11.7	13,913	14.4
Other expense, net	(9)	—	(3)	—

Earnings from continuing operations before income taxes	10,608	11.7	13,910	14.4
Provision for income taxes	3,925	4.3	5,147	5.3

Earnings from continuing operations	6,683	7.4	8,763	9.1
Income from discontinued operations, net of tax	2,481	2.7	408	0.4
Loss on sale of discontinued operations, net of tax	(26,042)	(28.8)	—	—

Earnings (loss) from discontinued operations, net of tax	(23,561)	(26.1)	408	0.4

Net earnings (loss)	$(16,878)	-18.7%	$9,171	9.5%

Three months ended May 31, 2016 compared to three months ended May 31, 2015

Net Sales. Our net sales were $90.4 million for the quarter ended May 31, 2016, compared to $96.8 million for same quarter last year and $91.2 million for the sequential quarter, or a decrease of 6.6% over the comparable quarter and 0.9% over the sequential quarter. Our print sales for the current quarter over the comparable quarter last year were impacted mainly by the lack of new acquisitions. We have used acquisitions over the years as an integral part of our strategy to offset industry revenue declines due to normal print attrition and general economic conditions. However, our focus on completing the sale of our Apparel Segment has limited our ability to complete any meaningful print acquisition over the past nine months or so. In addition to the aforementioned, the move of our Company’s folder operations from Omaha, Nebraska to Columbus, Kansas impacted our sales by approximately $2.0 million during the quarter. Also, sales from a sourcing agreement associated with a previous acquisition have also declined and impacted our sales by $0.6 million during the quarter and the purchase of one of our competitors who filed for bankruptcy also negatively impacted our sales during the current quarter by approximately $0.4 million over the comparable period.

Cost of Goods Sold. Our cost of goods sold decreased by $3.1 million from $66.8 million for the three months ended May 31, 2015 to $63.7 million for the three months ended May 31, 2016, or 4.6%. Our gross profit margin (“margin”) was $26.7 million for the quarter, or 29.5%. This compares to 31.0% for the same quarter last year, but has improved from 27.7% for the sequential quarter. For the current quarter, our margin continues to be negatively impacted by the costs associated with the unavoidable move of our folder operations, which was previously initiated. The start-up training process for the labor force has impacted efficiencies, which has not only impacted our sales, but we estimate impacted our margins by approximately $1.6 million for the quarter. While the overall relocation process has taken longer than initially expected and while we have seen recent improvement, we continue to expect there to be some negative overhang associated with this move over the next several quarters.

Selling, general and administrative expense. For the three months ended May 31, 2016, our selling, general, and administrative expenses remained level at $16.1 million for the three months ended May 31, 2016 and May 31, 2015. As a percentage of sales, the selling, general, and administrative expenses were 17.8% and 16.6% for the three months ended May 31, 2016 and May 31, 2015, respectively due to lower sales volume. With the consummation of the sale of the Apparel Segment on May 25, 2016, we expect to pursue acquisitions as part of the plan to more fully leverage these expenses. In addition, in connection with the sale, we entered into a transition services agreement pursuant to which we agreed to provide specified administrative services to Gildan for a stipulated period of time. We believe

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

that once the Company’s obligations under the transition services agreement have been completed, we will realize further reductions in these expenses.

(Gain) loss from disposal of assets. The $6,000 loss from disposal of assets during the current quarter related primarily to the sale of unused manufacturing equipment. The gain of $2,000 during the same quarter last year related primarily to the sale of unused manufacturing equipment.

Income from operations. As a result of the above factors, our income from continuing operations for the three months ended May 31, 2016 was $10.6 million or 11.7% of sales, as compared to $13.9 million, or 14.4% of sales for the three months ended May 31, 2015.

Other expense. Other expense increased from $3,000 for the three months ended May 31, 2015 to $9,000 for the three months ended May 31, 2016. The increase in expense was due to a foreign currency loss.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for the three months ended May 31, 2016 and May 31, 2015. The effective tax rate for discontinued operations was 35.9% and 37.0% for the three months ended May 31, 2016 and May 31, 2015, respectively.

Net earnings. As a result of the above factors, our net earnings from continuing operations for the quarter were $0.26, compared to $0.34 for the same quarter last year. Net earnings from discontinued operations during the quarter were $0.10, compared to $0.02 for the same quarter last year. Overall, before the loss on the sale of the Apparel Segment, operational results (continued and discontinued) for the quarter were $0.36 per diluted share for the current quarter and $0.36 per diluted share for the same quarter last year. The net loss from the sale of the Company’s discontinued operations during the quarter, net of tax, was $26.0 million, or ($1.01) per share, which included the write-off of the Company’s OCI for foreign currency translation adjustments of $16.1 million, or $10.3 million, net of taxes. As a result, the Company realized a net loss of ($16.9) million, or ($0.65) per diluted share, for the quarter ended May 31, 2016, compared to net earnings of $9.2 million, or $0.36 per diluted share for the same quarter last year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our Credit Facility to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our pension plan and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations supplemented by our Credit Facility as required to cover our operating and capital requirements for the foreseeable future.

(Dollars in thousands)	May 31, 2016	February 29, 2016
Working Capital	$174,207	$138,575
Cash	$122,421	$7,957

Working Capital. Our working capital increased by approximately $35.6 million or 25.7%, from $138.6 million at February 29, 2016 to $174.2 million at May 31, 2016. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 29, 2016 to 7.9 to 1.0 at May 31, 2016. Both our working capital and current ratio increased primarily as a result of the impact associated with the cash sale of the Apparel Segment.

	Three months ended May 31,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$15,047	$29,998
Net cash provided by (used in) investing activities	$106,037	$(1,203)
Net cash used in financing activities	$(6,620)	$(25,496)

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

Cash flows from operating activities. Cash provided by operating activities decreased by $15.0 million from $30.0 million for the three months ended May 31, 2015 to $15.0 million for the three months ended May 31, 2016. Our decreased operational cash flows in comparison to the comparable period last year was primarily the result of three factors: i) a reduced impact of $3.2 million associated with the collection of accounts receivable, ii) an increase in our prepaid expenses of $9.8 million, principally prepaid income taxes, and iii) a reduction in our accounts payable and accrued expenses of $2.8 million.

Cash flows from investing activities. Cash provided by investing activities increased $107.2 million from $1.2 million used to $106.0 million provided by for the three months ended May 31, 2015 and May 31, 2016, respectively. This was primarily due to the proceeds of $107.4 million provided from the sale of the Apparel Segment which took place on May 25, 2016.

Cash flows from financing activities. We used $18.9 million less in cash from financing activities this period than during the same period last year. We used $5.0 million in cash this year to pay down our debt, compared to $17.5 million used last year. Last year, we used $3.5 million to repurchase our common stock under our stock repurchase program; however, we did not repurchase shares of our common stock this year. In addition, this year we received $2.9 million from the exercise of stock options, whereas for the same period last year no stock options were exercised.

Credit Facility. In connection with the cash sale of the Apparel Segment and the associated declaration of a special dividend of $1.50 per share, we entered into the Fourth Amendment and Fifth Amendment, dated May 25, 2016 and June 20, 2016, respectively, to our Second Amended and Restated Credit Agreement, pursuant to which the Company is extended a revolving credit line (as amended, the “Credit Facility”). These amendments: (i) released the Apparel Segment from all liabilities and obligations under the Credit Facility, (ii) reduced the aggregate commitments under the Credit Facility to a $100.0 million revolving credit line, (iii) removed Comerica Bank and Branch Banking and Trust Company as lenders thereunder, (iv) permitted the payment of a special dividend to the Company’s shareholders, and (v) amended the financial covenants by revising the definition of the fixed charge coverage ratio and reducing the minimum tangible net worth requirement to $75.0 million, with step-ups equal to 25% of consolidated net income, commencing with the fiscal quarter ending May 31, 2016. The Company may increase the revolving line of credit to $150.0 million in certain circumstances. The Credit Facility is scheduled to mature on August 18, 2016; however, the Company received a binding commitment from its primary lender to extend the maturity date on the Credit Facility to August 19, 2017 under the same terms and conditions. As a result, the Company’s debt is classified as long-term.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.25%, which rate was 1.8% (LIBOR + 1.25%) at May 31, 2016 and 1.76% (LIBOR + 1.25%) at February 29, 2016. The rate is determined by our fixed charge coverage ratio of total funded debt to the sum of net earnings plus interest, tax, depreciation and amortization (“EBITDA”). As of May 31, 2016, we had $35.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving us availability of approximately $62.9 million. The Credit Facility contains financial covenants, including restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants, such as a minimum tangible net worth and the total funded debt to EBITDA ratio. We were in compliance with these covenants as of May 31, 2016. The Credit Facility is secured by substantially all of our assets, as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2017. We made contributions of $3.0 million to our Pension Plan during fiscal 2016. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status,

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

associated liabilities recorded and future required minimum contributions. At May 31, 2016, we had an unfunded pension liability recorded on our balance sheet of $9.3 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $2.0 million and $4.0 million. To date we have spent approximately $0.4 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2016 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $35.0 million at May 31, 2016. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2016 would be approximately $0.4 million.

Foreign Exchange

Although our previous transactions in foreign currencies were associated primarily with our former Apparel Segment operations, we expect to continue to make investments and enter into transactions in various foreign currencies from time to time. Any income and expenses (translated using average rates prevailing during the period), are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of consolidated statements of comprehensive income. In future periods, foreign exchange rate fluctuations could have an impact on our reported results of operations.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2016 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board has authorized the repurchase of up to an aggregate of $20.0 million of the Company’s outstanding common stock through a stock repurchase program. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

There were no repurchases of common stock during the three months ended May 31, 2016. Since the program’s inception in October 2008, the Company has repurchased 718,511 common shares at an average price of $13.74 per share. There is currently $10.1 million available to repurchase shares of the Company’s common stock under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
March 1, 2016 - March 31, 2016	—	$—	—	$10,128,466
April 1, 2016 - April 30, 2016	—	$—	—	$10,128,466
May 1, 2016 - May 31, 2016	—	$—	—	$10,128,466

Total	—	$—	—	$10,128,466

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Unit Purchase Agreement, dated May 4, 2016, by and between Ennis, Inc. and Gildan Activewear Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2016 (File No. 001-05807).

Exhibit 10.2	Fourth Amendment and Consent to Second Amended and Restated Credit Agreement, effective as of May 25, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 10.3	Fifth Amendment to Second Amended and Restated Credit Agreement, dated June 20, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, filed on July 8, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 8, 2016	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 8, 2016	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Unit Purchase Agreement, dated May 4, 2016, by and between Ennis, Inc. and Gildan Activewear Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2016 (File No. 001-05807).

Exhibit 10.2	Fourth Amendment and Consent to Second Amended and Restated Credit Agreement, effective as of May 25, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 10.3	Fifth Amendment to Second Amended and Restated Credit Agreement, dated June 20, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, filed on July 8, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith