Form 10-Q
period 2016-08-31
ENNIS, INC.
filed 2016-10-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2016

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

As of September 28, 2016, there were 25,960,267 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	August 31, 2016	February 29, 2016
Assets
Current assets
Cash and cash equivalents	$85,225	$7,957
Accounts receivable, net of allowance for doubtful receivables of $1,820 at August 31, 2016 and $2,041 at February 29, 2016	37,017	36,546
Prepaid expenses	749	1,443
Prepaid income taxes	6,215	1,318
Inventories	28,227	27,619
Deferred income taxes	3,134	3,134
Assets held for sale	—	464
Current assets of discontinued operations	—	100,494

Total current assets	160,567	178,975

Property, plant and equipment, at cost
Plant, machinery and equipment	131,819	131,346
Land and buildings	55,912	54,985
Other	22,724	22,686

Total property, plant and equipment	210,455	209,017
Less accumulated depreciation	162,019	158,226

Net property, plant and equipment	48,436	50,791

Goodwill	64,537	64,537
Trademarks and trade names	15,291	15,291
Other intangible assets, net	34,902	36,973
Deferred finance charges, net	300	—
Other assets	246	274
Long-term assets of discontinued operations	—	46,337

Total assets	$324,279	$393,178

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	August 31, 2016	February 29, 2016
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,362	$13,738
Accrued expenses
Employee compensation and benefits	11,829	11,798
Taxes other than income	1,078	172
Income taxes payable	—	64
Other	2,371	2,133
Current liabilities of discontinued operations	—	12,495

Total current liabilities	26,640	40,400

Long-term debt	30,000	40,000
Liability for pension benefits	9,974	8,696
Deferred income taxes	4,670	4,670
Other liabilities	875	866

Total liabilities	72,159	94,632

Commitments and contingencies

Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 29, 2016	75,134	75,134
Additional paid-in capital	120,578	121,597
Retained earnings	147,824	206,105
Accumulated other comprehensive loss:
Foreign currency translation, net of taxes	—	(9,940)
Minimum pension liability, net of taxes	(17,345)	(17,345)

Total accumulated other comprehensive loss	(17,345)	(27,285)

Treasury stock	(74,071)	(77,005)

Total shareholders’ equity	252,120	298,546

Total liabilities and shareholders’ equity	$324,279	$393,178

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Net sales	$91,246	$100,455	$181,656	$197,224
Cost of goods sold	64,208	69,092	127,924	135,897

Gross profit margin	27,038	31,363	53,732	61,327

Selling, general and administrative	16,057	16,116	32,128	32,169
(Gain) loss from disposal of assets	(4)	(8)	2	(10)

Income from operations	10,985	15,255	21,602	29,168

Other income (expense)
Interest expense	(231)	(3)	(233)	(6)
Other, net	11	3	4	3

	(220)	—	(229)	(3)

Earnings from continuing operations before income taxes	10,765	15,255	21,373	29,165
Provision for income taxes	3,981	5,644	7,906	10,791

Earnings from continuing operations	6,784	9,611	13,467	18,374

Income from discontinued operations, net of tax	—	1,435	2,481	1,843
Loss on sale of discontinued operations, net of tax	—	—	(26,042)	—

Earnings (loss) from discontinued operations, net of tax	—	1,435	(23,561)	1,843

Net earnings (loss)	$6,784	$11,046	$(10,094)	$20,217

Weighted average common shares outstanding
Basic	25,893,218	25,662,828	25,847,051	25,636,203

Diluted	25,910,375	25,693,256	25,868,799	25,657,519

Earnings (loss) per share - basic
Continuing operations	$0.26	$0.37	$0.52	$0.72
Discontinued operations	$—	$0.06	$(0.91)	$0.07

Net earnings (loss)	$0.26	$0.43	$(0.39)	$0.79

Earnings (loss) per share - diluted
Continuing operations	$0.26	$0.37	$0.52	$0.72
Discontinued operations	$—	$0.06	$(0.91)	$0.07

Net earnings (loss)	$0.26	$0.43	$(0.39)	$0.79

Cash dividends per share	$1.675	$0.175	$1.850	$0.350

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Net earnings (loss)	6,784	$11,046	$(10,094)	$20,217
Foreign currency translation adjustment, net of deferred taxes	—	(2,611)	9,940	(3,275)

Comprehensive income (loss)	$6,784	$8,435	$(154)	$16,942

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended August 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(10,094)	$20,217
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	4,002	3,798
Amortization of deferred finance charges	9	—
Amortization of customer lists, noncompete, and patent	2,321	2,257
Pre-tax loss on sale of discontinued operations	36,775	—
Operating cash flows of discontinued operations	538	31,334
(Gain) loss from disposal of assets	2	(10)
Bad debt expense, net of recoveries	103	(114)
Stock based compensation	679	657
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(426)	1,675
Prepaid expenses and income taxes	(4,199)	1,758
Inventories	(373)	(1,203)
Other assets	(281)	221
Accounts payable and accrued expenses	(1,265)	(1,085)
Other liabilities	9	(421)
Liability for pension benefits	1,278	1,103

Net cash provided by operating activities	29,078	60,187

Cash flows from investing activities:
Capital expenditures	(927)	(2,358)
Purchase of businesses, net of cash acquired	(907)	(331)
Proceeds from sale of discontinued operations	107,354	—
Investing cash flows of discontinued operations	(279)	(162)
Proceeds from disposal of plant and property	12	27

Net cash provided by (used in) investing activities	105,253	(2,824)

Cash flows from financing activities:
Repayment of debt	(10,000)	(36,010)
Dividends	(48,187)	(9,012)
Financing cash flows of discontinued operations	—	(7,490)
Purchase of treasury stock	(1,786)	—
Proceeds from exercise of stock options	2,910	—

Net cash used in financing activities	(57,063)	(52,512)

Effect of exchange rate changes on cash	—	(1,834)
Net change in cash and cash equivalents	77,268	3,017
Cash at beginning of period	7,957	13,357

Cash and cash equivalents at end of period	$85,225	$16,374

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, from which the accompanying consolidated balance sheet at February 29, 2016 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

On May 25, 2016, the Company sold Alstyle Apparel, LLC and its subsidiaries, which constituted the Company’s Apparel Segment, to Gildan Activewear Inc. (“Gildan”). As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires all deferred tax assets and liabilities to be classified as noncurrent

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

1. Significant Accounting Policies and General Matters-continued

on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, which includes the Company’s fiscal year 2017 beginning in March of 2017. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Balance at beginning of period	$1,787	$2,257	$2,041	$2,158
Bad debt expense, net of recoveries	101	(332)	103	(114)
Accounts written off	(68)	(68)	(324)	(187)

Balance at end of period	$1,820	$1,857	$1,820	$1,857

3. Inventories

The Company uses the lower of last-in, first-out (“LIFO”) cost or market to value certain of its business forms inventories and the lower of first-in, first-out (“FIFO”) cost or market to value its remaining forms inventories. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

3. Inventories-continued

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31, 2016	February 29, 2016
Raw material	$15,852	$15,983
Work-in-process	3,657	3,099
Finished goods	8,718	8,537

	$28,227	$27,619

4. Acquisitions

On August 12, 2016, the Company acquired the assets of Atlas Tag Company of Canada Inc. (“Atlas”) for $0.3 million in cash. Atlas is located in Ajax, Ontario, Canada. Management considers this acquisition immaterial.

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

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan. In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which on May 25, 2016 Gildan acquired the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. The Company is providing transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters and is subleasing from Gildan a portion of real property located in Anaheim, California. As part of the purchase price, Gildan funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer as result of the termination of the Initial Purchase Agreement.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

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

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that will be eliminated from ongoing operations. The key components from discontinued operations related to the Apparel Segment were as follows (in thousands):

Sales price	$110,000
Net book value of assets	(130,174)
Expenses related to sales (1)	(4,365)

Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments recorded in other comprehensive income	(16,109)

Loss on sale of sale of discontinued operations	$(40,648)

(1)	The termination fee, in the amount of $3.0 million, paid as a result of the termination of the Initial Purchase Agreement for the sale of the Apparel Segment is included in this amount.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

5. Discontinued Operations-continued

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Net sales	$—	$50,306	$41,038	$104,113

Income from discontinued operations before income taxes	—	2,277	3,873	2,925

Loss on sale of discontinued operations before income taxes	—	—	(40,648)	—

Income (loss) on discontinued operations before income taxes	—	2,277	(36,775)	2,925
Income tax expense (benefit)	—	842	(13,214)	1,082

Net earnings (loss) from discontinued operations	$—	$1,435	$(23,561)	$1,843

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

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight- line basis over their estimated useful life (between 1 and 15 years). Trademarks and trade names with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of August 31, 2016	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	9.0	53,669	19,079	34,590
Noncompete	1.3	175	57	118
Patent	1.5	783	589	194

Total	9.0	$55,861	$20,959	$34,902

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

6. Goodwill and Other Intangible Assets-continued

As of February 29, 2016	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	8.7	53,519	16,852	36,667
Noncompete	1.8	75	29	46
Patent	2.0	783	523	260

Total	8.7	$55,611	$18,638	$36,973

			August 31, 2016	February 29, 2016
Non-amortizing intangible assets
Trademarks and trade names			$15,291	$15,291

Aggregate amortization expense for the six months ended August 31, 2016 and August 31, 2015 was $2.3 million and $2.3 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2017	$4,716
2018	4,504
2019	3,987
2020	3,867
2021	3,797

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2015	$64,489
Goodwill acquired	48
Goodwill impairment	—

Balance as of February 29, 2016	64,537
Goodwill acquired	—
Goodwill impairment	—

Balance as of August 31, 2016	$64,537

During the six months ended August 31, 2015, a $48,000 purchase price allocation adjustment was added to goodwill related to the acquisition of Sovereign Business Forms.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31, 2016	February 29, 2016
Accrued taxes	$228	$156
Accrued legal and professional fees	340	409
Accrued interest	156	147
Accrued utilities	90	90
Accrued acquisition related obligations	652	666
Accrued credit card fees	123	246
Other accrued expenses	782	419

	$2,371	$2,133

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31, 2016	February 29, 2016
Revolving credit facility	$30,000	$40,000

On August 11, 2016, the Company entered into the Sixth Amendment to its Second Amended and Restated Credit Agreement (as amended, the “Credit Facility”). The Sixth Amendment extends the maturity date of the Credit Facility to August 11, 2020 and provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any or its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (x) no event of default has occurred and is continuing and (y) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.0%, or 1.80% (3 month LIBOR + 1.0%) at August 31, 2016 and 1.76% (30 day LIBOR + 1.25%) at February 29, 2016, depending on the Company’s ratio of total funded debt to the sum of net earnings from continuing operations plus interest, tax, depreciation, and amortization (“EBITDA”). As of August 31, 2016, the Company had $30.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving approximately $67.9 million available. The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

9. Shareholders’ Equity

Changes in shareholders’ equity accounts for the six months ended August 31, 2016 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546
Net loss	—	—	—	(10,094)	—	—	—	(10,094)
Foreign currency translation, net of deferred tax of $6,087	—	—	—	—	9,940	—	—	9,940
Dividends paid ($1.85 per share)	—	—	—	(48,187)	—	—	—	(48,187)
Stock based compensation	—	—	679	—	—	—	—	679
Stock based compensation allocated to loss on sale of discontinued operations	—	—	112	—	—	—	—	112
Exercise of stock options and restricted stock	—	—	(1,810)	—	—	282,988	4,720	2,910
Stock repurchases	—	—	—	—	—	(103,705)	(1,786)	(1,786)

Balance August 31, 2016	30,053,443	$75,134	$120,578	$147,824	$(17,345)	(4,257,722)	$(74,071)	$252,120

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

During the six months ended August 31, 2016, the Company repurchased 103,705 shares of common stock at an average price of $17.22 per share. Since the program’s inception in October 2008, there has been 822,216 common shares repurchased at an average price of $14.18 per share. As of August 31, 2016 there was $8.3 million available to repurchase shares of the Company’s common stock under the program.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At August 31, 2016, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 601,308 shares of unissued common stock reserved under the Plan for issuance as of August 31, 2016. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended August 31, 2016 and August 31, 2015, the Company included compensation expense related to share-based compensation of $0.4 million ($0.2 million net of tax), and $0.4 million ($0.2 million net of tax), respectively, in selling, general, and administrative expenses. For the six months ended August 31, 2016 and August 31, 2015, the Company included compensation expense related to share-based compensation of $0.7 million ($0.4 million net of tax), and $0.7 million ($0.4 million net of tax), respectively, in selling, general, and administrative expenses.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

10. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2016:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2016	370,949	$15.38	5.9	$1,616
Granted	—	—
Terminated	—	—
Exercised	(193,453)	15.04

Outstanding at August 31, 2016	177,496	$15.76	4.7	$279

Exercisable at August 31, 2016	172,423	$15.79	4.6	$268

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the six months ended August 31, 2016. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2015:

August 31, 2015
Expected volatility	24.06%
Expected term (years)	3
Risk free interest rate	0.89%
Dividend yield	4.92%

Weighted average grant-date fair value	$2.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Total cash received	$—	$—	$2,910	$—
Income tax benefits	—	—	—	—
Total grant-date fair value	—	—	532	—
Intrinsic value	—	—	969	—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

10. Stock Option Plan and Stock Based Compensation-continued

A summary of the Company’s unvested stock options at August 31, 2016 and the changes during the six months ended August 31, 2016 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2016	76,425	$2.32
New grants	—	—
Vested	(71,352)	2.32
Forfeited	—	—

Unvested at August 31, 2016	5,073	$2.41

As of August 31, 2016, there was $7,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.3 years.

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2016	189,396	$14.36
Granted	64,685	19.63
Terminated	—	—
Vested	(89,535)	14.46

Outstanding at August 31, 2016	164,546	$16.37

As of August 31, 2016, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.2 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.9 years.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

11. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$292	$326	$583	$651
Interest cost	593	592	1,186	1,184
Expected return on plan assets	(916)	(982)	(1,832)	(1,964)
Amortization of:
Prior service cost	—	(22)	—	(43)
Unrecognized net loss	670	637	1,341	1,275

Net periodic benefit cost	$639	$551	$1,278	$1,103

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

For the three months ended August 31, 2016, 42,500 shares related to stock options were not included in the diluted earnings per share computation because the exercise price of such shares exceeded the average fair market value of the Company’s stock. For the six months ended August 31, 2016, all shares related to stock options were included in the diluted loss per share computation because the average fair market value of such shares exceeded the exercise price of the Company’s stock. For the three and six months ended August 31, 2015, 172,543 and 203,961 shares, respectively, related to stock options were not included in the diluted earnings per share computation because their exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2016

12. Earnings (loss) per Share-continued

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	25,893,218	25,662,828	25,847,051	25,636,203
Effect of dilutive options	17,157	30,428	21,748	21,316

Diluted weighted average common shares outstanding	25,910,375	25,693,256	25,868,799	25,657,519

Earnings (loss) per share - basic and diluted
Earnings per share on continuing operations	$0.26	$0.37	$0.52	$0.72

Earnings per share on discontinued operations	—	0.06	0.10	0.07
Loss per share on sale of discontinued operations	—	—	(1.01)	—

Earnings (loss) on discontinued operations	—	0.06	(0.91)	0.07

Net earnings (loss)	$0.26	$0.43	$(0.39)	$0.79

Cash dividends	$1.675	$0.175	$1.85	$0.35

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At August 31, 2016, cash balances included $84.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On September 23, 2016, the Board declared a quarterly cash dividend of 17  1⁄2 cents per share, which will be paid on November 7, 2016 to the shareholders of record on October 14, 2016.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

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

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, we terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”). Gildan acquired the Apparel Segment for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. We are providing transition assistance to Gildan for certain administrative, financial, human resource, and information technology matters, and we are subleasing from Gildan a portion of a real property located in Anaheim, California. As part of the purchase price, Gildan funded our payment of the $3.0 million termination fee payable to the Initial Buyer in connection with the termination of the Initial Purchase. We filed with the Securities and Exchange Commission Current Reports on Form 8-K on May 4, 2016 and June 1, 2016 regarding the Gildan Purchase Agreement and the consummation of the sale of the Apparel Segment, respectively, and reference is made herein to those current reports for further explanation.

Based on certain tax elections expected to be made, we anticipate that we will be able to treat the loss arising from the sale of the Apparel Segment as an operating loss for tax purposes.

On August 12, 2016, we acquired the assets of Atlas for $0.3 million in cash. Atlas is located in Ajax, Ontario, Canada. Management considers this acquisition immaterial.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

During the fourth quarter of fiscal year 2016, we were required to move our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the owners’ desire to sell the facility. The move and inefficiencies associated with starting-up and training new employees has had a negative impact on revenues and operational margins over the past several quarters. While our current quarter’s results continued to be impacted by this relocation, we expect that the negative overhang associated with this move will end soon. In addition to the foregoing, our medical claims have exceeded our historical trend line during the last fiscal year. As a result, we made an additional contribution of $2.3 million to our medical reserve, which negatively impacted our operational margins during this quarter. Whether our medical claims will continue to exceed our historical trend line and thus require us to take additional unusual charges in the future is unknown at this point. We are currently evaluating various alternatives that we may pursue in the future in hopes of decreasing our medical claims cost. However, we do not expect that any alternative we may choose will impact our medical claims cost curve until next fiscal year.

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

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics SM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI- C Business FormsSM, Major Business SystemsSM, and Hoosier Data Forms®. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM, and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

There are a number of competitors that operate in this segment, ranging in size from single employee-owner operations to multi- plant organizations. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

Business Challenges

We are engaged in an industry undergoing significant changes, including consolidation of some of our traditional channels, product obsolescence, expansion of commodity materials to our competition, as well as cheaper material imports due to the strong dollar. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. Improved equipment has become more accessible to our competitors due to the continued low interest rate environment. We face highly competitive conditions throughout the supply chain in an already over-supplied, price-competitive print industry. The challenges of our business include the following:

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced through the use of cheaper paper grades or imported paper, or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line. Transforming our product offerings in order to continue to provide innovative, valuable solutions through lower labor and fixed charges to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches through acquisitions, such as the addition of our envelope offerings, tag offerings, folder offerings, healthcare wristbands, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing, which provide us with an opportunity for growth and differentiate us from our competition.

Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand, although a number of countries have disrupted the supply/demand curve by dumping paper into the U.S. market. Due to the number of paper mills worldwide, paper prices have been and are expected to remain fairly weak, although the strong dollar has attracted cheaper material into the United States notwithstanding the trade tariffs imposed. We will continue to focus our efforts on effectively managing and controlling our product costs to minimize these effects on our operational results, primarily through the use of forecasting, production and costing models. As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when the inevitable currency swings go the other way.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

We believe these forward- looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 before making an investment in our common stock.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. This analysis is presented in the following sections:

•	Consolidated Summary – this section provides an overview of our consolidated results of operations for the three and six months ended August 31, 2016 and August 31, 2015.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (Dollars in thousands )	2016		2015		2016		2015
Net sales	$91,246	100.0%	$100,455	100.0%	$181,656	100.0%	$197,224	100.0%
Cost of goods sold	64,208	70.4	69,092	68.8	127,924	70.4	135,897	68.9

Gross profit margin	27,038	29.6	31,363	31.2	53,732	29.6	61,327	31.1
Selling, general and administrative	16,057	17.6	16,116	16.0	32,128	17.7	32,169	16.3
(Gain) loss from disposal of assets	(4)	—	(8)	—	2	—	(10)	—

Income from operations	10,985	12.0	15,255	15.2	21,602	11.9	29,168	14.8
Other expense, net	(220)	(0.2)	—	—	(229)	(0.1)	(3)	—

Earnings from continuing operations before income taxes	10,765	11.8	15,255	15.2	21,373	11.8	29,165	14.8
Provision for income taxes	3,981	4.4	5,644	5.6	7,906	4.4	10,791	5.5

Earnings from continuing operations	6,784	7.4%	9,611	9.6%	13,467	7.4%	18,374	9.3%
Income from discontinued operations, net of tax	—	—	1,435	1.4	2,481	1.3	1,843	1.0
Loss on sale of discontinued operations, net of tax	—	—	—	—	(26,042)	(14.3)	—	—

Earnings (loss) from discontinued operations, net of tax	—	—	1,435	1.4	(23,561)	(13.0)	1,843	1.0

Net earnings (loss)	$6,784	7.4%	$11,046	11.0%	$(10,094)	-5.6%	$20,217	10.3%

The following table reconciles, on a non-GAAP basis, the reported numbers to the adjusted numbers for the three months ended August 31, 2016 and the six months ended August 31, 2016, after eliminating the negative impact associated with the higher than normal medical expenses during the quarter and the negative impact of the Folder Express relocation.

	Three months ended August 31, 2016	Six months ended August 31, 2016
	(in thousands, except per share amounts)
Net income from continuing operations	$6,784	$13,467
Impact of additional medical charge	2,250	2,250
Impact of Folder Express relocation	1,220	2,737

Total of noted adjustments	3,470	4,987
Income taxes on adjustments	1,284	1,845

Adjustments, net of taxes	2,186	3,142

Adjusted net earnings from continuing operations (non- GAAP)	$8,970	$16,609

Adjusted diluted earnings per share (non-GAAP)	$0.35	$0.64

Three months ended August 31, 2016 compared to three months ended August 31, 2015

Net Sales. Our net sales were $91.2 million for the quarter ended August 31, 2016, compared to $100.5 million for same quarter last year and $90.4 million for the sequential quarter, or a decrease of 9.3% over the comparable quarter and an increase of 0.9% over the sequential quarter. Our print sales for the current quarter, compared to same period last year, decreased. This was likely due primarily to our lack of new acquisitions. Though over the years, acquisitions have been an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions, we were focused on completing the sale of our Apparel Segment this year. Thus, we have not completed any meaningful print acquisitions. Also, the move of our Company’s folder operations from Omaha, Nebraska to Columbus, Kansas decreased our sales by approximately $2.4 million during the quarter.

Cost of Goods Sold. Our cost of goods sold decreased by $4.9 million from $69.1 million for the three months ended August 31, 2015 to $64.2 million for the three months ended August 31, 2016, or 7.1%. Our gross profit margin (“margin”) was $27.0 million for the quarter, or 29.6%. This compares to 31.2% for the same quarter last year, but has improved slightly from 29.5% for the sequential quarter. Our margin continues to be negatively impacted in the current quarter by the costs associated with the move of our folder operations. Also, the start-up training process for the labor force has decreased efficiencies, decreasing our sales and negatively impacting our margin this quarter by an estimated $1.3 million. While the overall relocation process has taken longer than initially expected, we expect that the negative overhang associated with this move will end soon. In addition, because our medical claims exceeded our historical trends this quarter, we were required to take an additional charge of $2.3 million to our medical reserve;

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

doing so impacted our gross profit margin during the quarter by approximately $1.6 million. We are currently evaluating various alternatives in hopes of decreasing the medical claims cost. However, we do not expect that any alternative we may choose will impact our medical claims cost curve until next fiscal year. Without the aforementioned items’ negative effects on our gross profit margin, our gross profit margin, on a non-GAAP basis, would have been approximately $29.9 million for the current quarter, or 32.8%.

Selling, general, and administrative expense. For the three months ended August 31, 2016, our selling, general, and administrative expenses remained level at $16.1 million for the three months ended August 31, 2016 and August 31, 2015. As a percentage of sales, the selling, general, and administrative expenses were 17.6% and 16.0% for the three months ended August 31, 2016 and August 31, 2015, respectively, due to lower sales volume. With the completion of the sale of our Apparel Segment on May 25, 2016, we expect to have opportunities to pursue acquisitions as part of our plan to better leverage these expenses in the future. In addition, in connection with the sale of the Apparel Segment, we entered into a transition services agreement with Gildan, pursuant to which we agreed to provide specified administrative services to Gildan for a stipulated period of time. We believe that, once the Company’s obligations under the transition services agreement have been completed, our selling, general, and administrative expenses will reduce. Also, due to the additional charge to our medical reserve discussed above, our selling, general, and administrative expense line was further increased during the current quarter by approximately $0.7 million. Had we not incurred the additional charge to our medical reserve, our selling, general, and administrative expense line this quarter, on a non-GAAP basis, would have been $15.5 million, or 16.9% of sales.

Gain from disposal of assets. The $4,000 gain from disposal of assets during the current quarter related primarily to the sale of a vehicle. The gain of $8,000 during the same quarter last year related primarily to the sale of unused manufacturing equipment.

Income from operations. Our income from continuing operations for the three months ended August 31, 2016 was $11.0 million, or 12.0% of sales, as compared to $15.3 million, or 15.2% of sales, for the three months ended August 31, 2015. Without the negative impact associated with our folder operations move and the additional charge to our medical reserve during the current quarter, our income from continuing operations, on a non-GAAP basis, would have been $14.5 million, or 15.9% of sales.

Other expense. Other expense for the three months ended August 31, 2016 was $0.2 million, as opposed to zero for the three months ended August 31, 2015. Such other expense primarily accounts for the reallocation of interest expense from the Print Segment to our former Apparel Segment as part of discontinued operations for last fiscal year.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for the three months ended August 31, 2016 and August 31, 2015.

Net earnings. Our net earnings from continuing operations for three months ended August 31, 2016 was $0.26, compared to $0.37 for the same quarter last year. There were no discontinued operations during the three months ended August 31, 2016, compared to net earnings from discontinued operations during the three months ended August 31, 2015 of $0.06. During the three months ended August 31, 2016, as previously discussed, our operational results continued to be negatively impacted by the relocation costs of our Folder Express operation and as a result of the $2.3 million charge for higher than normal medical expenses that we incurred. Without the negative impact of these items, on a non-GAAP basis, our adjusted net earnings from continuing operations for the three months ended August 31, 2016 would have been $9.0 million, and our adjusted earnings per share from continuing operations for the three months ended August 31, 2016 would have been $0.35 per diluted share.

Six months ended August 31, 2016 compared to six months ended August 31, 2015

Net Sales. Our net sales were $181.7 million for the six-month period ended August 31, 2016, compared to $197.2 million for same period last year, or a decrease of 7.9%. Primarily as a result of our lack of acquisitions, our print sales for the six months ended August 31, 2016 decreased, compared to print sales for the six months ended August 31, 2015. Though over the years, acquisitions have been an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions, we were focused on completing the sale of our Apparel Segment this year. Thus, we have not completed any meaningful print acquisitions. Also, the move

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

of our Company’s folder operations from Omaha, Nebraska to Columbus, Kansas decreased our sales by approximately $4.5 million during the six-month period ended August 31, 2016.

Cost of Goods Sold. Our cost of goods sold was $135.9 million for the six months ended August 31, 2015 and $127.9 million for the six months ended August 31, 2016, a difference of $8.0 million, or 5.9%. Our margin was $53.7 million for the six-month period ended August 31, 2016, or 29.6%. This compares to 31.1% for the six-month same period last year. For the current six-month period, our margin continues to be negatively impacted by the costs associated with the move of our folder operations to Kansas. The start-up training process for the labor force has decreased efficiencies, decreasing our sales and negatively impacting our margins for the six months ended August 31, 2016 by an estimated $2.9 million for the period. While the overall relocation process has taken longer than initially expected, we expect that the negative overhang associated with this move will end soon. In addition, we were required to take an additional charge to our medical reserve due to our medical claims exceeding our historical trends; doing so impacted our gross profit margin for the six months ended August 31, 2016 by approximately $ 1.6 million. Without the aforementioned items’ negative effects on our gross profit margin, our gross profit margin, on a non-GAAP basis, for the six months ended August 31, 2016 would have been approximately $58.2 million, or 32.0%.

Selling, general, and administrative expense. For the six months ended August 31, 2016, our selling, general, and administrative expenses were $32.1 million, down slightly from $32.1 million for the six months ended August 31, 2015. As a percentage of sales, the selling, general, and administrative expenses were 17.7% and 16.3% for the six months ended August 31, 2016 and August 31, 2015, respectively, due to lower sales volume. With the completion of the sale of our Apparel Segment on May 25, 2016, we expect to have opportunities to pursue acquisitions as part of our plan to better leverage these expenses in the future. In addition, in connection with the sale of our Apparel Segment, we entered into a transition services agreement with Gildan, pursuant to which we agreed to provide specified administrative services to Gildan for a stipulated period of time. We believe that once the Company’s obligations under the transition services agreement have been completed, our selling, general, and administrative expenses will reduce. Our selling, general, and administrative expense line was further impacted by approximately $0.7 million associated with the previously discussed additional charge to our medical reserve during the six months ended August 31, 2016. Had we not incurred the additional charge to our medical reserve, our selling, general, and administrative expense line for the six months ended August 31, 2016, on a non-GAAP basis, would have been $31.4 million, or 17.3% of sales.

(Gain) loss from disposal of assets. The $2,000 net loss from disposal of assets during the six months ended August 31, 2016, primarily as a result of the sale of unused manufacturing equipment offset by a $4,000 gain from the sale of a vehicle during the current period. The gain of $10,000 during the six months ended August 31, 2015 primarily resulted from the sale of unused manufacturing equipment.

Income from operations. Our income from continuing operations for the six months ended August 31, 2016 was $21.6 million, or 11.9% of sales, as compared to $29.2 million, or 14.8% of sales, for the six months ended August 31, 2015. Without the negative impact associated with our folder operations move and the additional charge to our medical reserve during the six months ended August 31, 2016, our income from continuing operations, on a non-GAAP basis, would have been $26.4 million, or 14.5% of sales.

Other expense. Other expense increased from $3,000 for the six months ended August 31, 2015 to $0.2 million for the six months ended August 31, 2016. This related primarily to the reallocation of interest expense from the Print Segment to our former Apparel Segment as part of discontinued operations for last fiscal year.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for both the six months ended August 31, 2016 and the six months ended August 31, 2015. The effective tax rate for discontinued operations was 35.9% and 37.0% for the six months ended August 31, 2016 and August 31, 2015, respectively.

Net earnings. Our net earnings from continuing operations for the six months ended August 31, 2016 were $0.52, compared to $0.72 for the six months ended August 31, 2015. Net earnings from discontinued operations during the six months ended August 31, 2016 were $0.10, compared to $0.07 for the six months ended August 31, 2015. Overall, before the loss on the sale of the Apparel Segment, operational results (continued and discontinued) for the period were $0.62 per diluted share for the six months ended August 31, 2016 and $0.79 per diluted share for the six months

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

ended August 31, 2015. The net loss from the sale of the Company’s discontinued operations during the period, net of tax, was $26.0 million, or ($1.01) per share, which included the write-off of the balance of foreign currency translation adjustments of $16.1 million, or $10.3 million, net of taxes. As a result, the Company realized a net loss of ($10.1) million, or ($0.39) per diluted share, for the six months ended August 31, 2016, compared to net earnings of $20.2 million, or $0.79 per diluted share for the six months ended August 31, 2015. Excluding the negative impact of the Folder Express relocation and the additional medical reserve charge, our adjusted income from continuing operations, on a non-GAAP basis, would have been $16.0 million for the six months ended August 31, 2016, and our adjusted earnings per share from continuing operations, on a non-GAAP basis, would have been $0.64 per diluted share for the six months ended August 31, 2016.

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

(Dollars in thousands)	August 31, 2016	February 29, 2016
Working Capital	$133,927	$138,575
Cash and cash equivalents	$85,225	$7,957

Working Capital. Our working capital decreased $4.6 million or 3.4%, from $138.6 million at February 29, 2016 to $133.9 million at August 31, 2016. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 29, 2016 to 6.0 to 1.0 at August 31, 2016. Our current ratio increased primarily as a result of the impact associated with the cash sale of the Apparel Segment. Our working capital decreased primarily due to the special one-time dividend of $1.50 per share paid in connection with the sale of the Apparel Segment.

	Six months ended August 31,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$29,078	$60,187
Net cash provided by (used in) investing activities	$105,253	$(2,824)
Net cash used in financing activities	$(57,063)	$(52,512)

Cash flows from operating activities. Cash provided by operating activities decreased by $31.1 million from $60.2 million for the six months ended August 31, 2015 to $29.1 million for the six months ended August 31, 2016. Our decreased operational cash flows in comparison to the comparable period last year was primarily the result of three factors: i) decreased operational earnings, ii) a decrease of $2.1 million associated with the collection of accounts receivable, iii) an increase in our prepaid expenses of $6.0 million, principally prepaid income taxes, and iv) a decrease in operating cash flows from the Apparel Segment that was sold May 25, 2016.

Cash flows from investing activities. Cash provided by investing activities increased $108.1 million from $2.8 million used to $105.3 million provided by for the six months ended August 31, 2015 and August 31, 2016, respectively. This was primarily due to the net proceeds of $107.4 million provided from the sale of the Apparel Segment which took place on May 25, 2016 as well as a decrease of $1.4 million used for capital expenditures.

Cash flows from financing activities. We used $4.6 million more in cash from financing activities this period than during the same period last year. We used $10.0 million in cash this year to pay down our debt, compared to $36.0 million used last year. We used $48.2 million this year to pay dividends which included a special one-time dividend of $1.50 per share that was paid as result of the sale of the Apparel Segment, whereas we used $9.0 million to pay dividends last year. This year we used $1.8 million to repurchase our common stock under our stock repurchase

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

program, whereas we did not repurchase shares of our common stock last year. In addition, this year we received $2.9 million from the exercise of stock options, whereas for the same period last year no stock options were exercised.

Credit Facility. On August 11, 2016, the Company entered into the Sixth Amendment to its Second Amended and Restated Credit Agreement (as amended, the “Credit Facility”). The Sixth Amendment extends the maturity date of the Credit Facility to August 11, 2020 and provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any or its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (x) no event of default has occurred and is continuing and (y) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 1.80% (3 month LIBOR + 1.0%) at August 31, 2016 and 1.76% (30 day LIBOR + 1.25%) at February 29, 2016. The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA. As of August 31, 2016, we had $30.0 million of borrowings under the revolving credit line and $2.1 million outstanding under standby letters of credit arrangements, leaving approximately $67.9 million available. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan –We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2017. We made contributions of $3.0 million to our Pension Plan during fiscal 2016. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2016, we had an unfunded pension liability recorded on our balance sheet of $10.0 million.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2016 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of August 31, 2016.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at August 31, 2016. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2016 would be approximately $0.3 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2016 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

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

During the six months ended August 31, 2016, the Company repurchased 103,705 shares of its common stock. Since the program’s inception in October 2008, the Company has repurchased 822,216 common shares at an average price of $14.18 per share. There is currently $8.3 million available to repurchase shares of the Company’s common stock under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
June 1, 2016 - June 30, 2016	—	$—	—	$10,128,466
July 1, 2016 - July 31, 2016	58,409	$17.75	58,409	$9,091,599
August 1, 2016 - August 31, 2016	45,296	$16.54	45,296	$8,342,407

Total	103,705	$17.22	103,705	$8,342,407

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

Exhibit Number	Description

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Unit Purchase Agreement, dated May 4, 2016, by and between Ennis, Inc. and Gildan Activewear Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2016 (File No. 001-05807).

Exhibit 10.2	Fourth Amendment and Consent to Second Amended and Restated Credit Agreement, effective as of May 25, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 10.3	Fifth Amendment to Second Amended and Restated Credit Agreement, dated June 20, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 10.4	Sixth Amendment to Second Amended and Restated Credit Agreement, dated August 11, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 17, 2016 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, filed on October 5, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 5, 2016	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and
President

Date: October 5, 2016	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Unit Purchase Agreement, dated May 4, 2016, by and between Ennis, Inc. and Gildan Activewear Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2016 (File No. 001-05807).

Exhibit 10.2	Fourth Amendment and Consent to Second Amended and Restated Credit Agreement, effective as of May 25, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 10.3	Fifth Amendment to Second Amended and Restated Credit Agreement, dated June 20, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 24, 2016 (File No. 001-05807).

Exhibit 10.4	Sixth Amendment to Second Amended and Restated Credit Agreement, dated August 11, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 17, 2016 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, filed on October 5, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith