Form 10-Q
period 2016-11-30
ENNIS, INC.
filed 2017-01-06
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2016

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

As of December 28, 2016, there were 25,574,803 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	November 30, 2016	February 29, 2016
Assets
Current assets
Cash	$87,865	$7,957
Accounts receivable, net of allowance for doubtful receivables of $1,632 at November 30, 2016 and $2,041 at February 29, 2016	35,150	36,546
Prepaid expenses	1,201	1,443
Prepaid income taxes	3,184	1,318
Inventories	27,132	27,619
Deferred income taxes	3,134	3,134
Assets held for sale	—	464
Current assets of discontinued operations	—	100,494

Total current assets	157,666	178,975
Property, plant and equipment, at cost
Plant, machinery and equipment	132,410	131,346
Land and buildings	54,191	54,985
Other	22,798	22,686

Total property, plant and equipment	209,399	209,017
Less accumulated depreciation	162,835	158,226

Net property, plant and equipment	46,564	50,791

Goodwill	64,537	64,537
Trademarks and trade names	15,291	15,291
Other intangible assets, net	34,017	36,973
Deferred finance charges, net	304	—
Other assets	239	274
Long-term assets of discontinued operations	—	46,337

Total assets	$318,618	$393,178

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	November 30, 2016	February 29, 2016
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,142	$13,738
Accrued expenses
Employee compensation and benefits	11,713	11,798
Taxes other than income	374	172
Income taxes payable	—	64
Other	2,555	2,133
Current liabilities of discontinued operations	—	12,495

Total current liabilities	24,784	40,400

Long-term debt	30,000	40,000
Liability for pension benefits	10,613	8,696
Deferred income taxes	4,670	4,670
Other liabilities	859	866

Total liabilities	70,926	94,632

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 29, 2016	75,134	75,134
Additional paid-in capital	120,918	121,597
Retained earnings	149,027	206,105
Accumulated other comprehensive income (loss):
Foreign currency translation, net of taxes	—	(9,940)
Minimum pension liability, net of taxes	(17,345)	(17,345)

Total accumulated other comprehensive income (loss)	(17,345)	(27,285)

Treasury stock	(80,042)	(77,005)

Total shareholders’ equity	247,692	298,546

Total liabilities and shareholders’ equity	$318,618	$393,178

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015
Net sales	$88,660	$97,516	$270,316	$294,740
Cost of goods sold	63,368	67,797	191,292	203,694

Gross profit margin	25,292	29,719	79,024	91,046
Selling, general and administrative	15,833	16,427	47,961	48,596
(Gain) loss from disposal of assets	264	(361)	266	(371)

Income from operations	9,195	13,653	30,797	42,821
Other income (expense)
Interest expense	(172)	(3)	(405)	(9)
Other, net	88	(7)	92	(4)

	(84)	(10)	(313)	(13)

Earnings from continuing operations before income taxes	9,111	13,643	30,484	42,808
Provision for income taxes	3,371	5,048	11,277	15,839

Earnings from continuing operations	5,740	8,595	19,207	26,969
Income from discontinued operations, net of tax	—	2,079	2,481	3,922
Loss on sale of discontinued operations, net of tax	—	—	(26,042)	—

Earnings (loss) from discontinued operations, net of tax	—	2,079	(23,561)	3,922

Net earnings (loss)	$5,740	$10,674	$(4,354)	$30,891

Weighted average common shares outstanding
Basic	25,673,824	25,684,026	25,802,658	25,665,069

Diluted	25,683,613	25,728,144	25,818,146	25,692,930

Earnings (loss) per share—basic
Continuing operations	$0.22	$0.34	$0.74	$1.05
Discontinued operations	$—	$0.08	$(0.91)	$0.15

Net earnings (loss)	$0.22	$0.42	$(0.17)	$1.20

Earnings (loss) per share—diluted
Continuing operations	$0.22	$0.33	$0.74	$1.05
Discontinued operations	$—	$0.08	$(0.91)	$0.15

Net earnings (loss)	$0.22	$0.41	$(0.17)	$1.20

Cash dividends per share	$0.175	$0.175	$2.025	$0.525

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015
Net earnings (loss)	$5,740	$10,674	$(4,354)	$30,891
Foreign currency translation adjustment, net of deferred taxes	—	223	9,940	(3,052)

Comprehensive income	$5,740	$10,897	$5,586	$27,839

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended November 30,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(4,354)	$30,891
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	5,944	5,780
Amortization of deferred finance charges	36	—
Amortization of customer lists, noncompete, and patent	3,494	3,406
Pre-tax loss on sale of discontinued operations	36,775	—
Operating cash flows of discontinued operations	538	33,579
(Gain) loss from disposal of assets	266	(371)
Bad debt expense, net of recoveries	118	394
Stock based compensation	1,019	983
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,426	4,624
Prepaid expenses and income taxes	(1,620)	1,181
Inventories	722	592
Other assets	(593)	224
Accounts payable and accrued expenses	(3,121)	(4,385)
Other liabilities	(7)	72
Liability for pension benefits	1,917	1,655

Net cash provided by operating activities	42,560	78,625

Cash flows from investing activities:
Capital expenditures	(1,912)	(4,130)
Purchase of businesses, net of cash acquired	(907)	(331)
Proceeds from sale of discontinued operations	107,354	—
Investing cash flows of discontinued operations	(279)	(510)
Proceeds from disposal of plant and property	663	992

Net cash provided by (used in) investing activities	104,919	(3,979)

Cash flows from financing activities:
Repayment of debt	(10,000)	(54,010)
Dividends	(52,724)	(13,528)
Financing cash flows of discontinued operations	—	(7,490)
Purchase of treasury stock	(7,757)	—
Proceeds from exercise of stock options	2,910	—

Net cash used in financing activities	(67,571)	(75,028)

Effect of exchange rate changes on cash	—	(1,780)
Net change in cash	79,908	(2,162)
Cash at beginning of period	7,957	13,357

Cash at end of period	$87,865	$11,195

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, from which the accompanying consolidated balance sheet at February 29, 2016 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

On May 25, 2016, the Company sold Alstyle Apparel, LLC and its subsidiaries, which constituted the Company’s Apparel Segment, to Gildan Activewear Inc. As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which institutes a number of modifications to the reporting of financial assets and liabilities. These modifications include: (i) measurement of non-equity method assets and liabilities at fair value, with changes to fair value recognized through net income, (ii) performance of qualitative impairment assessments of equity investments without readily determinable fair values at each reporting period, (iii) elimination of the requirement to disclose methods and significant assumptions used in calculating the fair value of financial instruments measured at amortized cost, (iv) measurement of the fair value of financial instruments measured at amortized cost using the exit price notion consistent with Topic 820, Fair Value Measurement, (v) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, (vi) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (vii) evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

1. Significant Accounting Policies and General Matters-continued

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

2. Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in the United States. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,820	$1,857	$2,041	$2,158
Bad debt expense, net of recoveries	15	509	118	394
Accounts written off	(203)	(88)	(527)	(274)

Balance at end of period	$1,632	$2,278	$1,632	$2,278

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

3. Inventories-continued

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30, 2016	February 29, 2016
Raw material	$15,640	$15,983
Work-in-process	3,132	3,099
Finished goods	8,360	8,537

	$27,132	$27,619

4. Acquisitions

On August 12, 2016, the Company acquired the assets of Atlas Tag Company of Canada Inc., located in Ontario, Canada, for $0.3 million in cash. Management considers this acquisition immaterial.

On March 19, 2016, the Company acquired the assets of Major Business Systems, Inc., located in Hillsborough, North Carolina, for $0.6 million in cash. Management considers this acquisition immaterial.

On July 31, 2015, the Company acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial.

5. Discontinued Operations

On April 1, 2016, the Company entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in the Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) from the Company for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that would have been retained by the Company. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

Under the Initial Purchase Agreement, the Company retained the right to terminate the agreement in the event that the Company received an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of the Board of Directors of the Company (the “Board”) in the exercise of its fiduciary duties on behalf of the Company’s shareholders, deemed such offer to be a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, the Company terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”), pursuant to which on May 25, 2016 Gildan acquired the Apparel Segment from the Company for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. Since the consummation of the sale, the Company has been providing transition assistance to Gildan for administrative, financial, human resource, and information technology matters which the Company expects to cease during the fourth quarter of this fiscal year, and has been subleasing from Gildan a portion of real property located in Anaheim, California. As part of the $110.0 million purchase price, Gildan funded the Company’s payment of the $3.0 million termination fee payable to the Initial Buyer as result of the termination of the Initial Purchase Agreement.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that has been eliminated from ongoing operations. The following tables show the key components on the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Net book value of assets	(130,174)
Expenses related to sales (1)	(4,365)

Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments recorded in other comprehensive income	(16,109)

Loss on sale of sale of discontinued operations	$(40,648)

(1)	The termination fee, in the amount of $3.0 million, paid as a result of the termination of the Initial Purchase Agreement is included in this amount.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

5. Discontinued Operations-continued

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015
Net sales	$—	$41,935	$41,038	$146,048

Income from discontinued operations before income taxes	—	3,300	3,873	6,225
Loss on sale of discontinued operations before income taxes	—	—	(40,648)	—

Income (loss) on discontinued operations before income taxes	—	3,300	(36,775)	6,225
Income tax expense (benefit)	—	1,221	(13,214)	2,303

Net earnings (loss) from discontinued operations	$—	$2,079	$(23,561)	$3,922

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

6. Goodwill and Other Intangible Assets-continued

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
As of November 30, 2016
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	8.8	53,957	20,204	33,753
Noncompete	1.1	175	72	103
Patent	1.3	783	622	161

Total	8.7	$56,149	$22,132	$34,017

As of February 29, 2016
Amortized intangible assets
Trade names	—	$1,234	$1,234	$—
Customer lists	8.7	53,519	16,852	36,667
Noncompete	1.8	75	29	46
Patent	2.0	783	523	260

Total	8.7	$55,611	$18,638	$36,973

	November 30, 2016	February 29, 2016
Non-amortizing intangible assets Trademarks and trade names	$15,291	$15,291

Aggregate amortization expense for the nine months ended November 30, 2016 and November 30, 2015 was $3.5 million and $3.4 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2017	$4,736
2018	4,545
2019	4,028
2020	3,908
2021	3,838

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2015	$64,489
Goodwill acquired	48
Goodwill impairment	—

Balance as of February 29, 2016	64,537
Goodwill acquired	—
Goodwill impairment	—

Balance as of November 30, 2016	$64,537

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

6. Goodwill and Other Intangible Assets-continued

During the nine months ended November 30, 2015, a $48,000 purchase price allocation adjustment was added to goodwill related to the previous acquisition of Sovereign Business Forms on June 16, 2014.

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30, 2016	February 29, 2016
Accrued taxes	$181	$156
Accrued legal and professional fees	519	409
Accrued interest	65	147
Accrued utilities	90	90
Accrued acquisition related obligations	939	666
Accrued credit card fees	120	246
Other accrued expenses	641	419

	$2,555	$2,133

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30, 2016	February 29, 2016
Revolving credit facility	$30,000	$40,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 and provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any or its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.0% to 2.0%, or 1.9% (3 month LIBOR + 1.0%) at November 30, 2016 and 1.76% (30 day LIBOR + 1.25%) at February 29, 2016, depending on the Company’s ratio of total funded debt to the sum of net earnings from continuing operations plus interest, tax, depreciation, and amortization (“EBITDA”). As of November 30, 2016, the Company had $30.0 million of borrowings under the revolving credit line and $1.9 million outstanding under standby letters of credit arrangements, leaving approximately $68.1 million available in borrowing capacity. The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

9. Shareholders’ Equity

Changes in shareholders’ equity accounts for the nine months ended November 30, 2016 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546
Net loss	—	—	—	(4,354)	—	—	—	(4,354)
Foreign currency translation, net of deferred tax of $6,087	—	—	—	—	9,940	—	—	9,940
Dividends paid ($2.025 per share)	—	—	—	(52,724)	—	—	—	(52,724)
Stock based compensation	—	—	1,019	—	—	—	—	1,019
Stock based compensation allocated to loss on sale of discontinued operations	—	—	112	—	—	—	—	112
Exercise of stock options and restricted stock	—	—	(1,810)	—	—	282,988	4,720	2,910
Stock repurchases	—	—	—	—	—	(491,169)	(7,757)	(7,757)

Balance November 30, 2016	30,053,443	$75,134	$120,918	$149,027	$(17,345)	(4,645,186)	$(80,042)	$247,692

During the period, the Board had authorized the repurchase of up to an aggregate of $20.0 million of the Company’s outstanding common stock through a stock repurchase program. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the nine months ended November 30, 2016, the Company, under the program, repurchased 491,057 shares of common stock at an average price of $15.79 per share. Since the program’s inception in October 2008, there has been 1,209,568 common shares repurchased at an average price of $14.57 per share. As of November 30, 2016 there was $2.4 million available to repurchase shares of the Company’s common stock under the program. Unrelated to the stock repurchase program, the Company purchased 112 shares of common stock during the nine months ended November 30, 2016 at an average price of $16.15 per share.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At November 30, 2016, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 604,308 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2016. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended November 30, 2016 and November 30, 2015, the Company included compensation expense related to share-based compensation of $0.3 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively, in selling, general, and administrative expenses. For the nine months ended November 30, 2016 and November 30, 2015, the Company included compensation expense related to share-based compensation of $1.0 million ($0.6 million net of tax), and $1.0 million ($0.6 million net of tax), respectively, in selling, general, and administrative expenses.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

10. Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2016:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2016	370,949	$15.38	5.9	$1,616
Granted	—	—
Terminated	(5,000)	8.94
Exercised	(193,453)	15.04

Outstanding at November 30, 2016	172,496	$15.95	4.5	$208

Exercisable at November 30, 2016	167,423	$16.00	4.4	$199

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the nine months ended November 30, 2016. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2015:

November 30, 2015
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

FOR THE PERIOD ENDED NOVEMBER 30, 2016

10. Stock Option Plan and Stock Based Compensation-continued

A summary of the Company’s unvested stock options at November 30, 2016 and the changes during the nine months ended November 30, 2016 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2016	76,425	$2.32
New grants	—	—
Vested	(71,352)	2.32
Forfeited	—	—

Unvested at November 30, 2016	5,073	$2.41

As of November 30, 2016, there was approximately $5,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.0 years.

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2016	189,396	$14.36
Granted	66,685	19.49
Terminated	—	—
Vested	(89,535)	14.46

Outstanding at November 30, 2016	166,546	$16.35

As of November 30, 2016, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.9 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years.

11. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 22% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

11. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$292	$325	$875	$976
Interest cost	593	592	1,779	1,776
Expected return on plan assets	(917)	(982)	(2,749)	(2,946)
Amortization of:
Prior service cost	—	(21)	—	(64)
Unrecognized net loss	671	638	2,012	1,913

Net periodic benefit cost	$639	$552	$1,917	$1,655

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

For the three and nine months ended November 30, 2016, 95,692 and 42,500 shares, respectively, related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock. For the three and nine months ended November 30, 2015, 89,800 and 203,961 shares, respectively, related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2016

12. Earnings (loss) per Share-continued

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	25,673,824	25,684,026	25,802,658	25,665,069
Effect of dilutive options	9,789	44,118	15,488	27,861

Diluted weighted average common shares outstanding	25,683,613	25,728,144	25,818,146	25,692,930

Earnings (loss) per share—basic
Earnings per share on continuing operations	$0.22	$0.34	$0.74	$1.05
Earnings per share on discontinued operations	—	0.08	0.10	0.15
Loss per share on sale of discontinued operations	—	—	(1.01)	—

Earnings (loss) on discontinued operations	—	0.08	(0.91)	0.15

Net earnings (loss)	$0.22	$0.42	$(0.17)	$1.20

Earnings (loss) per share—diluted
Earnings per share on continuing operations	$0.22	$0.33	$0.74	$1.05
Earnings per share on discontinued operations	—	0.08	0.10	0.15
Loss per share on sale of discontinued operations	—	—	(1.01)	—

Earnings (loss) on discontinued operations	—	0.08	(0.91)	0.15

Net earnings (loss)	$0.22	$0.41	$(0.17)	$1.20

Cash dividends	$0.175	$0.175	$2.025	$0.525

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

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At November 30, 2016, cash balances included $86.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On December 16, 2016, the Board declared a quarterly cash dividend of 17 1⁄2 cents per share, which will be paid on February 8, 2017 to the shareholders of record on January 11, 2017.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

14. Subsequent Events-continued

On December 19, 2016 the Board of Directors increased the authorized amount under the Company’s stock repurchase program by an additional $20.0 million, bringing the authorized to $40.0 million and the amount now available under the program for stock repurchases to $22.4 million.

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

On April 1, 2016, we entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in the Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to acquire Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) from us for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel Segment that would have been retained by us. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

Under the Initial Purchase Agreement, we retained the right to terminate the agreement in the event that the Company received an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of our Board of Directors (the “Board”) in the exercise of its fiduciary duties on behalf of the our shareholders, deemed such offer to be a superior offer to the transactions contemplated by the Initial Purchase Agreement.

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, we terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”). Gildan acquired the Apparel Segment for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. Since the consummation of the sale, we have been providing transition assistance to Gildan for administrative, financial, human resource, and information technology matters, which we expect to cease during the next quarter of this fiscal year, and we have been subleasing from Gildan a portion of a real property located in Anaheim, California. As part of the purchase price, Gildan funded our payment of the $3.0 million termination fee payable to the Initial Buyer in connection with the termination of the Initial Purchase. We filed with the Securities and Exchange Commission Current Reports on Form 8-K on May 4, 2016 and June 1, 2016 regarding the Gildan Purchase Agreement and the consummation of the sale of the Apparel Segment, respectively, and reference is made herein to those current reports for further explanation.

Based on certain tax elections, we anticipate that we will be able to treat the loss arising from the sale of the Apparel Segment as an operating loss for tax purposes.

On August 12, 2016, we acquired the assets of Atlas Tag Company of Canada, Inc., located in Ontario, Canada, for $0.3 million in cash. Management considers this acquisition immaterial.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

On March 19, 2016, we acquired the assets of Major Business Systems, Inc., located in Hillsborough, North Carolina, for $0.6 million in cash. Management considers this acquisition immaterial.

On July 31, 2015, we acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued current liabilities. Management considers this acquisition immaterial.

During the fourth quarter of our previous fiscal year, we moved our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility. The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the past several quarters, but we have seen a turnaround and the operation was marginally profitable for this quarter. In addition, our medical claims have exceeded historical levels during the fiscal year. This resulted in an additional $2.0 million in increased medical expenses, which negatively impacted our operating profit margin during the quarter ended November 30, 2016. This expense was in addition to the $2.3 million in medical expenses that we incurred during the quarter ended August 31, 2016. To mitigate against further medical charges, we are implementing a new cost reimbursement program, as well as other changes to our health plan, as of the start of the new calendar year. However, while we believe that this program should reduce our medical claims expense to historical levels, actual cost savings may vary from anticipated levels.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 58 manufacturing plants throughout the United States in 21 strategically located states. Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

Excess production capacity and price competition within our industry – Paper mills continue to adjust production capacity through downtime and closures to attempt to keep supply in line with demand, although a number of countries have disrupted the supply/demand curve by dumping paper into the U.S. market. Due to the number of paper mills worldwide, some paper pricing has been and is expected to remain fairly weak, although the strong dollar has attracted cheaper material into the United States notwithstanding the trade tariffs imposed, which has impaired the price advantage larger suppliers have held over smaller competitors. We will continue to focus our efforts on effectively managing and controlling our product costs to minimize these effects on our operational results, primarily through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs. We will continue to look for ways to reduce as well as leverage our fixed costs. As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when the inevitable currency swings go the other way.

Continued consolidation of our customers – Our customers, who are distributors, are consolidating or are being acquired by competitors. As such, they demand better pricing and services, or they are required to relocate their business to their new parent company’s manufacturing facilities. While we continue to maintain a majority of this business, it is possible that these consolidations and acquisitions will impact our margins and our sales.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements.

These statements reflect the current views and assumptions of management with respect to future events. Ennis does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and excludes the discontinued operations of the former Alstyle apparel segment. The operating results of the Company for the three and nine months ended November 30, 2016 and the comparative periods for 2015 are set forth in the unaudited consolidated financial information included in the tables below. Reconciliations and discussions of the use of the non-GAAP financial measures reported by the Company are also set forth below.

Consolidated Summary

Unaudited Consolidated Statements of Operations—Data (Dollars in thousands, except per share amounts)	Three Months Ended November 30,				Nine Months Ended November 30,
	2016		2015		2016		2015
Net sales	$88,660	100.0%	$97,516	100.0%	$270,316	100.0%	$294,740	100.0%
Cost of goods sold	63,368	71.5	67,797	69.5	191,292	70.8	203,694	69.1

Gross profit margin	25,292	28.5	29,719	30.5	79,024	29.2	91,046	30.9
Selling, general and administrative	15,833	17.8	16,427	16.8	47,961	17.7	48,596	16.5
(Gain) loss from disposal of assets	264	0.3	(361)	(0.3)	266	0.1	(371)	(0.1)

Income from operations	9,195	10.4	13,653	14.0	30,797	11.4	42,821	14.5
Other expense, net	(84)	(0.1)	(10)	—	(313)	(0.1)	(13)	—

Earnings from continuing operations before income taxes	9,111	10.3	13,643	14.0	30,484	11.3	42,808	14.5
Provision for income taxes	3,371	3.8	5,048	5.2	11,277	4.2	15,839	5.4

Earnings from continuing operations	5,740	6.5%	8,595	8.8%	19,207	7.1%	26,969	9.1%
Income from discontinued operations, net of tax	—	—	2,079	2.1	2,481	0.9	3,922	1.4
Loss on sale of discontinued operations, net of tax	—	—	—	—	(26,042)	(9.6)	—	—

Earnings (loss) from discontinued operations, net of tax	—	—	2,079	2.1	(23,561)	(8.7)	3,922	1.4

Net earnings (loss)	$5,740	6.5%	$10,674	10.9%	$(4,354)	-1.6%	$30,891	10.5%

Earnings (loss) per share—diluted
Continuing operations	$0.22		$0.33		$0.74		$1.05
Discontinued operations	—		0.08		0.10		0.15

	0.22		0.41		0.84		1.20
Sale of discontinued operations	—		—		(1.01)		—

Net earnings (loss)	$0.22		$0.41		$(0.17)		$1.20

To provide additional transparency and important supplemental information to both management and investors regarding financial and business trends used in assessing its results of operations, the Company has reported for continuing operations adjusted gross profit margin, adjusted income from operations, adjusted net earnings and adjusted diluted earnings per share, each of which is a non-GAAP financial measure and each of which excludes the impact of the additional medical charges and the Folder Express relocation expense. Management believes that these non-GAAP financial measures provide useful information to investors as a supplement to reported GAAP financial information for continuing operations. Management reviews these non-GAAP financial measures on a regular basis and uses them to evaluate and manage the performance of the Company’s continuing operations. These non-GAAP financial measures provide useful information in evaluating the Company’s period-to-period performance because they eliminate certain items that the Company does not consider to be indicative of earnings from ongoing operating activities. Management believes that excluding such items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results for its continuing operations to historical performance.

Reconciliations of these non-GAAP financial measures to the most directly comparable measures calculated and presented in accordance with GAAP are set out in the following tables. Other companies may calculate non-GAAP adjusted financial measures differently than the Company, limiting the usefulness of the non-GAAP measures for comparison with other companies. While management believes these non-GAAP financial measures are useful in evaluating Ennis, this information should be considered as supplemental in nature and not as a substitute or an alternative for, or superior to, the related financial information prepared in accordance with GAAP. These measures should be evaluated only in conjunction with the Company’s comparable GAAP financial measures.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

The following table reconciles, on a non-GAAP basis, the reported numbers to the adjusted numbers for the three and nine months ended November 30, 2016 and 2015, after eliminating the negative impact associated with the higher than normal medical expenses and the negative impact of the Folder Express relocation.

	Three months ended November 30,				Nine months ended November 30,
	2016		2015		2016		2015
	(in thousands, except per share amounts)
Gross profit margin, as reported	$25,292	28.5%	$29,719	30.5%	$79,024	29.2%	$91,046	30.9%
Impact of additional medical charge	1,352	1.5%	—	0.0%	2,927	1.1%	—	0.0%
Impact of Folder Express relocation	—	0.0%	—	0.0%	2,950	1.1%	—	0.0%

Total of noted adjustments	1,352	1.5%	—	0.0%	5,877	2.2%	—	0.0%

Adjusted gross profit margin (non-GAAP)	$26,644	30.1%	$29,719	30.5%	$84,901	31.4%	$91,046	30.9%

Earnings from continuing operations	$5,740		$8,595		$19,207		$26,969
Impact of additional medical charge	2,000		—		4,250		—
Impact of Folder Express relocation	—		—		2,685		—

Total of noted adjustments	2,000		—		6,935		—
Income taxes on adjustments	740		—		2,566		—

Adjustments, net of taxes	1,260		—		4,369		—

Adjusted earnings from continuing operations (non-GAAP)	$7,000		$8,595		$23,576		$26,969

Adjusted diluted earnings per share (non-GAAP)	$0.27		$0.33		$0.91		$1.05

Three months ended November 30, 2016 compared to three months ended November 30, 2015

Net Sales. Our net sales were $88.7 million for the quarter ended November 30, 2016, compared to $97.5 million for same quarter last year, or a decrease of 9.0%. The market continues to be fairly soft and competitive pricing pressures have intensified with the influx of cheaper off-shore paper coming into the United States due to the strength of the dollar. In previous years acquisitions have been an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions, however this year we were focused on completing the sale of our Apparel Segment. Thus, we have not completed any material print acquisitions.

Cost of Goods Sold. Our cost of goods sold decreased by $4.4 million from $67.8 million for the three months ended November 30, 2015 to $63.4 million for the three months ended November 30, 2016, or 6.5%. Our gross profit margin (“margin”) was $25.3 million for the quarter, or 28.5%, compared to 30.5% for the same quarter last year. Our margin was negatively impacted by medical claims which exceeded our historical levels. As a result, we incurred $2.0 million of increased medical expenses impacting our gross profit margin during the quarter by approximately $1.4 million. To mitigate against further medical charges, we are implementing a new cost reimbursement program for our health plan as of the start of the new calendar year. However, while all indications are that this program should reduce our medical claims expense consistent with historical levels next fiscal year, actual cost savings may vary from anticipated levels. Without these negative effects, our gross profit margin, on a non-GAAP basis, would have been approximately $26.6 million for the quarter, or 30.1%.

Selling, general, and administrative expense. For the three months ended November 30, 2016, our selling, general, and administrative expenses were $15.8 million compared to $16.4 million for the three months ended November 30, 2015, or a decrease of 3.7%. As a percentage of sales, the selling, general, and administrative expenses were 17.8% and 16.8% for the three months ended November 30, 2016 and November 30, 2015, respectively, which increased during the quarter due to lower sales volume. With the completion of the sale of our Apparel Segment on May 25, 2016, we expect to pursue acquisitions as part of our plan to better leverage these expenses in the future. In addition, in connection with the sale of the Apparel Segment, we entered into a transition

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

services agreement with Gildan, pursuant to which we agreed to provide specified administrative services to Gildan for a stipulated period of time. We expect these services to be concluding in the fourth quarter, which should allow us to reduce any remaining redundant costs. Also, due to the additional medical expenses discussed above, our selling, general, and administrative expenses were further increased during the quarter by approximately $0.6 million. Excluding the additional charge to our medical reserve, our selling, general, and administrative expense line this quarter, on a non-GAAP basis, would have been $15.2 million, or 17.1% of sales.

(Gain) loss from disposal of assets. The $0.3 million loss from disposal of assets during the quarter related primarily to the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by the $0.2 million gain on the sale of a second unused manufacturing facility and other idle manufacturing equipment. The gain of $0.4 million during the same quarter last year related primarily to the sale of an unused manufacturing facility as well as idle manufacturing equipment.

Income from operations. Our income from continuing operations for the three months ended November 30, 2016 was $9.2 million, or 10.4% of net sales, as compared to $13.7 million, or 14.0% of net sales, for the three months ended November 30, 2015. Without the additional charge to our medical reserve during the quarter, our income from continuing operations, on a non-GAAP basis, would have been $11.2 million, or 12.6% of sales.

Other expense. Other expense for the three months ended November 30, 2016 increased by approximately $0.1 million, as compared to the three months ended November 30, 2015. This increase primarily relates to the reallocation of interest expense from the Print Segment to our former Apparel Segment as part of discontinued operations for last fiscal year.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for the three months ended November 30, 2016 and November 30, 2015.

Net earnings. Our net earnings from continuing operations per diluted share for three months ended November 30, 2016 was $0.22, compared to $0.33 for the same quarter last year. There were no discontinued operations during the three months ended November 30, 2016, compared to net earnings from discontinued operations per diluted share during the three months ended November 30, 2015 of $0.08. During the three months ended November 30, 2016, our operational results continued to be negatively impacted by the $2.0 million in additional medical expenses for higher than normal medical expenses that we incurred. Without the negative impact of this item, on a non-GAAP basis, our adjusted net earnings from continuing operations for the three months ended November 30, 2016 would have been $7.0 million, and our adjusted net earnings from continuing operations per diluted share for the three months ended November 30, 2016 would have been $0.27.

Nine months ended November 30, 2016 compared to nine months ended November 30, 2015

Net Sales. Our net sales were $270.3 million for the nine-month period ended November 30, 2016, compared to $294.7 million for same period last year, or a decrease of 8.3%. The overall print market continues to be fairly soft and competitive from a pricing perspective, with the influx of low priced foreign paper into the United States due to the strong dollar. In previous years, acquisitions have been an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions. However, as we were focused on completing the sale of our Apparel Segment this year, we have not completed any material print acquisitions to offset these historical revenue declines. Also, management estimates that the move of our Company’s folder operations from Omaha, Nebraska to Columbus, Kansas negatively impacted our sales by approximately $5.5 million during the nine-month period ended November 30, 2016.

Cost of Goods Sold. Our cost of goods sold was $203.7 million for the nine months ended November 30, 2015 and $191.3 million for the nine months ended November 30, 2016, a difference of $12.4 million, or 6.1%. Our margin was $79.0 million for the nine-month period ended November 30, 2016, or 29.2%. This compares to 30.9% for the nine-month same period last year. For the nine-month period, our margin was negatively impacted by the costs associated with the move of our folder operations from Nebraska to Kansas. The start-up training process for the labor force decreased efficiencies, negatively impacting our sales and margins for the nine months ended November 30, 2016 by an estimated $3.0 million. While the overall relocation process took longer than initially

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

expected, this operation no longer had a negative impact on our operational results during the third quarter. In addition, we incurred additional medical expenses due to our medical claims exceeding historical levels, impacting our gross profit margin for the nine months ended November 30, 2016 by approximately $2.9 million. Without these negative effects on our gross profit margin, our gross profit margin, on a non-GAAP basis, for the nine months ended November 30, 2016 would have been approximately $84.9 million, or 31.4%.

Selling, general, and administrative expense. For the nine months ended November 30, 2016, our selling, general, and administrative expenses were $48.0 million, down slightly from $48.6 million for the nine months ended November 30, 2015. As a percentage of sales, the selling, general, and administrative expenses were 17.7% and 16.5% for the nine months ended November 30, 2016 and November 30, 2015, respectively, which increased as compared to the prior year due to lower sales volume. With the completion of the sale of our Apparel Segment on May 25, 2016, we expect to pursue acquisitions to better leverage these expenses in the future. In addition, in connection with the sale of our Apparel Segment, we entered into a transition services agreement with Gildan, pursuant to which we agreed to provide specified administrative services to Gildan for a stipulated period of time. We expect these services to be concluding in the fourth quarter, which should allow us to reduce any remaining redundant costs. Our selling, general, and administrative expense line was further impacted during the period by approximately $1.3 million associated with the additional charge to our medical reserve. Excluding the additional charge to our medical reserve, our selling, general, and administrative expenses for the nine months ended November 30, 2016, on a non-GAAP basis, would have been $46.7 million, or 17.3% of sales.

(Gain) loss from disposal of assets. The $0.3 million loss from disposal of assets during the quarter related primarily to the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by the $0.2 million gain on the sale of a second unused manufacturing facility and other idle manufacturing equipment. The gain of $0.4 million during the same quarter last year related primarily to the sale of an unused manufacturing facility as well as idle manufacturing equipment.

Income from operations. Our income from continuing operations for the nine months ended November 30, 2016 was $30.8 million, or 11.4% of net sales, as compared to $42.8 million, or 14.5% of net sales, for the nine months ended November 30, 2015. Without the negative impact associated with our folder operations move and the additional charge to our medical reserve during the nine months ended November 30, 2016, our income from continuing operations, on a non-GAAP basis, would have been $37.7 million, or 14.0% of sales.

Other expense. Other expense increased by approximately $0.3 million for the nine months ended November 30, 2016 to $0.3 million compared to the nine months ended November 30, 2015. This related primarily to the reallocation of interest expense from the Print Segment to our former Apparel Segment as part of discontinued operations for last fiscal year.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for both the nine months ended November 30, 2016 and the nine months ended November 30, 2015. The effective tax rate for discontinued operations was 35.9% and 37.0% for the nine months ended November 30, 2016 and November 30, 2015, respectively.

Net earnings (loss). Our net earnings from continuing operations per diluted share for the nine months ended November 30, 2016 were $0.74, compared to $1.05 for the nine months ended November 30, 2015. Before the loss on the sale of the Apparel Segment, net earnings from discontinued operations per diluted share during the nine months ended November 30, 2016 were $0.10, compared to $0.15 for the nine months ended November 30, 2015. Overall, before the loss on the sale of the Apparel Segment, net earnings per diluted share (continued and discontinued) for the period were $0.84 for the nine months ended November 30, 2016 and $1.20 for the nine months ended November 30, 2015. The net loss from the sale of the Company’s discontinued operations during the period, net of tax, was $26.0 million, or ($1.01) per share, which included the write-off of the balance of foreign currency translation adjustments of $16.1 million, or $10.3 million, net of taxes. As a result, the Company realized a net loss of ($4.4) million, or ($0.17) per diluted share, for the nine months ended November 30, 2016, compared to net earnings of $30.9 million, or $1.20 per diluted share for the nine months ended November 30, 2015. Excluding the negative impact of the Folder Express relocation and the additional medical expenses incurred, our adjusted earnings from continuing operations, on a non-GAAP basis, would have been $23.6 million, or $0.91 per diluted share, for the nine months ended November 30, 2016.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

(Dollars in thousands)	November 30, 2016	February 29, 2016
Working Capital	$132,882	$138,575
Cash	$87,865	$7,957

Working Capital. Our working capital decreased $5.7 million or 4.1%, from $138.6 million at February 29, 2016 to $132.9 million at November 30, 2016. Our working capital decreased primarily due to the special one-time dividend of $1.50 per share paid in connection with the sale of the Apparel Segment. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 29, 2016 to 6.4 to 1.0 at November 30, 2016. Our current ratio increased primarily as a result of the impact associated with the cash sale of the Apparel Segment.

	Nine months ended November 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$42,560	$78,625
Net cash provided by (used in) investing activities	$104,919	$(3,979)
Net cash used in financing activities	$(67,571)	$(75,028)

Cash flows from operating activities. Cash provided by operating activities decreased by $36.0 million from $78.6 million for the nine months ended November 30, 2015 to $42.6 million for the nine months ended November 30, 2016. Our decreased operational cash flows in comparison to the comparable period last year was primarily the result of four factors: (i) a decrease in operating cash flows from the Apparel Segment that was sold on May 25, 2016, (ii) decreased operational earnings, (iii) a decrease of $3.2 million associated with the collection of accounts receivable, and (iv) an increase in our prepaid expenses of $2.8 million, principally prepaid income taxes.

Cash flows from investing activities. Cash provided by investing activities increased $108.9 million from $4.0 million used to $104.9 million provided by for the nine months ended November 30, 2015 and November 30, 2016, respectively. This was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016 as well as a decrease of $2.2 million in capital expenditures.

Cash flows from financing activities. We used $7.5 million less in cash from financing activities this period than during the same period last year. We used $10.0 million in cash this year to pay down our debt, compared to $54.0 million used last year. We used $52.7 million to pay dividends which included a special one-time dividend of $1.50 per share that was paid as result of the sale of the Apparel Segment, whereas we used $13.5 million to pay dividends last year. This year we have used $7.8 million to repurchase our common stock under our stock repurchase program, whereas we did not repurchase shares of our common stock last year. In addition, we received $2.9 million from the exercise of stock options, whereas for the same period last year no stock options were exercised.

Credit Facility. The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 and provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

for swing-line loans. Under the Credit Facility, the Company or any or its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 1.9% (3 month LIBOR + 1.0%) at November 30, 2016 and 1.76% (30 day LIBOR + 1.25%) at February 29, 2016. The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA. As of November 30, 2016, we had $30.0 million of borrowings under the revolving credit line and $1.9 million outstanding under standby letters of credit arrangements, leaving approximately $68.1 million available in borrowing capacity. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2016. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2017. We made contributions of $3.0 million to our Pension Plan during fiscal 2016. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2016, we had an unfunded pension liability recorded on our balance sheet of $10.6 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $2.0 million and $4.0 million. To date we have spent approximately $1.9 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2016 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of November 30, 2016.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at November 30, 2016. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2016 would be approximately $0.3 million.

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

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2016 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

During the nine month period ended November 30, 2016, the Board had authorized the repurchase of up to an aggregate of $20.0 million of the Company’s outstanding common stock through a stock repurchase program. Subsequent to the end of the quarter, on December 19, 2016, the Board approved an additional apportionment of $20.0 million to the Company’s stock repurchase program, bringing the current amount available to repurchase the Company’s shares to $22.4 million. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the nine months ended November 30, 2016, the Company repurchased 491,057 shares of its common stock. Since the program’s inception in October 2008, the Company has repurchased 1,209,568 common shares at an average price of $14.57 per share. Unrelated to the stock repurchase program, the Company purchased 112 shares of common stock during the nine months ended November 30, 2016 at an average price of $16.15 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
September 1, 2016—September 30, 2016	—	$—	—	$8,342,407
October 1, 2016—October 31, 2016	289,901	$15.57	289,901	$3,828,312
November 1, 2016—November 30, 2016	97,563	$14.93	97,451	$2,373,634

Total	387,464	$15.41	387,352	$2,373,634

Items 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

Exhibit Number	Description

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 6, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 6, 2017	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 6, 2017	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 6, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith
**	Furnished herewith