Form 10-K
period 2017-02-28
ENNIS, INC.
filed 2017-05-12
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2017

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

Large accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2016 was approximately $414 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 28, 2017 was 25,586,578.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2017

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

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (“we” or the “Company”) was organized under the laws of Texas in 1909. The Company and its subsidiaries print and manufacture a broad line of business forms and other business products. We distribute business products and forms throughout the United States primarily through independent dealers. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customer’s needs.

On April 1, 2016, we entered into a Unit Purchase Agreement (the “Initial Purchase Agreement”) with Alstyle Operations, LLC (the “Initial Buyer”) and, for the limited purpose set forth in the Initial Purchase Agreement, Steve S. Hong. Under the Initial Purchase Agreement, the Initial Buyer agreed to purchase our former apparel business by acquiring Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) from us for an aggregate purchase price of $88.0 million, consisting of $76.0 million in cash to be paid at closing, subject to a working capital adjustment, and an additional $12.0 million to be paid pursuant to a capital lease covering certain equipment utilized by the Apparel

Segment that would be retained by us. The Initial Purchase Agreement contemplated post-closing transition services for up to 18 months.

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

On May 4, 2016, the Company received what the Board determined to be a superior offer from Gildan Activewear Inc. (“Gildan”). In connection therewith, we terminated the Initial Purchase Agreement and paid the required $3.0 million termination fee to the Initial Buyer. In connection with the superior offer, the Company and Gildan entered into a Unit Purchase Agreement, dated May 4, 2016 (the “Gildan Purchase Agreement”). On May 25, 2016, Gildan acquired the Apparel Segment for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Gildan Purchase Agreement. After the consummation of the sale, we provided transition assistance to Gildan for administrative, financial, human resource, and information technology matters, which ceased during the last quarter of fiscal year 2017, and we have been subleasing from Gildan a portion of a real property located in Anaheim, California. As part of the purchase price, Gildan funded our payment of the $3.0 million termination fee payable to the Initial Buyer in connection with the termination of the Initial Purchase. We filed with the Securities and Exchange Commission Current Reports on Form 8-K on May 4, 2016 and June 1, 2016 regarding the Gildan Purchase Agreement and the consummation of the sale of the Apparel Segment, respectively, and reference is made herein to those current reports for further explanation.

Based on certain tax elections, we anticipate that we will be able to treat the loss arising from the sale of the Apparel Segment as an operating loss for tax purposes.

On January 27, 2017, we completed the acquisition of Independent Printing Company, Inc. and its related entities (collectively “Independent”) for $17.7 million in cash consideration, in a stock purchase transaction. Independent has 4 locations in Wisconsin, with its main facility located in DePere, Wisconsin. The business produces presentation folders, checks, wide format and commercial printing. Independent, which generated approximately $37.0 million in unaudited sales during calendar year 2016, will continue to operate under its brand names. Independent sells mainly through distributors and resellers. With this acquisition, we now have 4 folder facilities located in Michigan, Kansas, California and Wisconsin, as well as wide format capabilities in Colorado and Wisconsin.

On August 12, 2016, we acquired the assets of Atlas Tag Company of Canada, Inc., located in Ontario, Canada, for $0.3 million in cash. Management considers this acquisition immaterial. On March 19, 2016, we acquired the assets of Major Business Systems, Inc., located in Hillsborough, North Carolina, for $0.6 million in cash. Management considers this acquisition immaterial.

During the fourth quarter of our previous fiscal year, we moved our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility. The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the first half of fiscal year 2017. However, we have seen a turnaround and the operations have been marginally profitable for the last two quarters of the fiscal year ended February 28, 2017 and are expected to be even more profitable in the next fiscal year. In addition, our medical claims have exceeded historical levels during the fiscal year ended February 28, 2017, which resulted in us taking an additional $4.3 million charge to our earnings relating to these increased medical expenses. To mitigate against further medical charges, we implemented a new cost reimbursement program, as well as other changes to our health plan, as of the start of the new calendar year. However, while initial indications are positive and we believe that this program should reduce our medical claims expense to be more in line with historical levels, we are still in the early stages of this program and actual cost savings may vary from anticipated levels.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 60 manufacturing plants throughout the United States in 22 strategically located states. Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Hoosier Data Forms®, Hayes Graphics®, and Independent Printing®. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

The printing industry generally sells its products either through sales made predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley and Sons, Staples, Inc., Standard Register Co. (a subsidiary of Taylor Corporation), and Cenveo, Inc., or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent dealers.

There are a number of competitors that operate in this segment, ranging in size from single employee-owned operations to multi-plant organizations. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.

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

Intellectual Property

We market our products under a number of trademarks and trade names. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Enfusion®,

360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcelSM, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo TagSM, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, SSPSM, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products.

Customers

No single customer accounts for as much as five percent of our consolidated net sales.

Backlog

At February 28, 2017, our backlog of orders was approximately $14.9 million, as compared to approximately $18.9 million at February 29, 2016.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2017, 2016 or 2015.

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

Employees

At February 28, 2017, we had 2,348 employees. 215 are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.

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

Our results of operations can be affected by local, national and worldwide market conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen, can all impact economic activity. Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility. Certain macroeconomic events, such as the past crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:

•	Our ability to manage movements in commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the past volatility in the global financial markets; and

•	The impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities.

The terms and conditions of our credit facility impose certain restrictions on our operations. We may not be able to raise additional capital, if needed, for proposed expansion projects.

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets, etc. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of February 28, 2017, we were in compliance with all terms and conditions of our credit facility, which matures on August 11, 2020 and have cash on hand in excess of 2.7 times our current outstanding debt level.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. An impairment may be caused by any number of factors outside our control, such as a decline in market conditions caused by a recession, or protracted recovery there-from, or other factors like competitor’s pricing strategies, which may be tied to such economic events. Though to date, we have not been required to take an impairment charge relating to our print business, continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although such a charge would be a non-cash expense, it would impact our reported operating results and financial position. At February 28, 2017, our consolidated goodwill and other intangible assets were approximately $70.6 million and $53.9 million, respectively.

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

Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information. These applications will increasingly be conducted over the internet or through other electronic payment systems. The predominant method of our customers’ communication to their customers is by printed information. As their customers become more accepting of internet communications, our clients may increasingly opt for what is perceived to be less costly electronic option, which would reduce our revenue. The pace of these trends is difficult to predict. These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue which could place pressure on our operating margins.

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

As of February 28, 2017, approximately 9% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. While we feel we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

We purchase our paper products from a limited number of sources, which meet stringent quality and on-time delivery standards under long-term contracts. However, fluctuations in the quality of our paper, unexpected price changes or other factors that relate to our paper products could have a material adverse effect on our operating results.

Paper is a commodity that is subject to periodic increases or decreases in price, which are sometimes quite significant. There is no effective market of derivative instruments to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases. Generally, when paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or shortages in its availability, could have a material adverse effect on our results of operations. Lately, paper pricing has been decreasing due to excess domestic capacity and the abundance of cheap foreign paper. This availability of cheap foreign paper allows smaller competitors to be able more competitive in the marketplace which tends to put more pressure on selling prices and operating margins.

We face intense competition to gain market share, which may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete.

Our marketing strategy is to differentiate ourselves by providing quality service and quality products to our customers. Even if this strategy is successful, the results may be offset by reductions in demand or price declines due to competitors’ pricing strategies or other micro or macro-economic factors. We face the risk of our competition following a strategy of selling its products at or below cost in order to cover some amount of fixed costs, especially in stressed economic times.

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

Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. We generally see a heightened amount of bankruptcies by our customers during economic downturns. While we maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

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

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. While new healthcare reform is currently being discussed in Washington, we cannot predict with any assurance if it will in fact be passed and what the impact that such Reform could have on the Company-sponsored medical plans. While the Company has various cost controls measures in place and employs outsight and outside cost reviews on larger claims, this has been and is expected to continue to be a significant cost to the Company. As seen during the fiscal year 2017, the Company incurred additional medical costs in excess of that anticipated. As such, effective with the start of calendar year 2017, the Company made changes to its medical reimbursement program. While the initial indications are promising, as we are still in the early phases of this program, it is too early to tell whether or not these changes will be successful in stemming the rising trend-line of the Company’s medical costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Midlothian, Texas. We operate manufacturing facilities throughout the United States. See the table below for additional information on our locations.

All of the properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan and Anaheim, California); printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas and Tullahoma, Tennessee); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia) and other business products.

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

All of the rented property is held under leases with original terms of one or more years, expiring at various times through October 2021. No difficulties are presently foreseen in maintaining or renewing such leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Hillsborough, North Carolina	Manufacturing	—	26,320
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	103,402
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Manufacturing	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Anaheim, California	Two Manufacturing Facilities	—	49,000
Denver, Colorado	Four Manufacturing Facilities	60,000	117,575
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Roseville, Minnesota	Manufacturing	—	41,300
Roseville, Minnesota	Warehouse	—	20,119
Nevada, Iowa	Manufacturing	232,000	—
Nevada, Iowa	Held for Sale	58,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Tullahoma, Tennessee	Manufacturing	142,061	—
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Phoenix, Arizona	Manufacturing and Warehouse	—	59,000

		Approximate Square Footage
Location	General Use	Owned	Leased
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	89,286
West Chester, Pennsylvania	Sales Office	—	1,150
Claysburg, Pennsylvania	Manufacturing	—	69,000
Vandalia, Ohio	Held for Sale	47,820	—
Fairport, New York	Manufacturing	—	40,800
Indianpolis, Indiana	Two Manufacturing Facilities	—	38,000
Livermore, California	Manufacturing	—	21,568
Smyrna, Georgia	Manufacturing	—	65,000
Clarksville, Tennessee	Manufacturing	51,900	—
Fairhope, Alabama	Manufacturing	65,000	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Visalia, California	Manufacturing	—	56,000
Holyoke, Massachusetts	Manufacturing	—	29,281
Corsicana, Texas	Manufacturing	39,685	—
Girard, Kansas	Manufacturing	69,474	—
Powell, Tennessee	Manufacturing	43,968	—
Houston, Texas	Manufacturing	—	29,668
DePere, Wisconsin	Manufacturing & Warehouse		152,687
Mosinee,Wisconsin	Manufacturing & Warehouse		20,940

		2,642,455	1,101,286

Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—

		37,300	—

	Totals	2,679,755	1,101,286

*	7,000 square feet of Ennis, Texas location leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

	Common Stock Price Range		Common Stock Trading Volume (number of shares	Dividends per share of Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2017
First Quarter	$21.53	$17.25	3,081	$0.175
Second Quarter	20.40	15.99	3,438	$1.675
Third Quarter	17.53	14.45	2,293	$0.175
Fourth Quarter	18.05	16.10	1,827	$0.175
Fiscal Year Ended February 29, 2016
First Quarter	$17.20	$13.18	2,174	$0.175
Second Quarter	19.17	14.77	3,844	$0.175
Third Quarter	20.74	15.66	2,647	$0.175
Fourth Quarter	20.93	18.07	3,356	$0.175

The last reported sale price of our common stock on NYSE on April 28, 2017 was $17.60. As of that date, there were approximately 757 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.

On December 19, 2016, the Board increased the authorized amount under our stock repurchase program by an additional $20.0 million, bringing the authorized amount to $40.0 million and the amount now available under the program for stock repurchases to $21.7 million. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. During our fiscal year ended February 28, 2017, we repurchased 532,692 shares of our common stock. Since the program’s inception in October 2008, we have repurchased 1,251,203 common shares at an average price of $14.64 per share. Unrelated to the stock repurchase program, we purchased 112 shares of common stock during the fiscal year ended February 28, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 29, 2017 - February 28, 2017	41,635	$16.48	41,635	$21,687,619
January 1, 2017 - January 28, 2017	—	$—	—	$22,373,634
December 1, 2016 - December 31, 2016	—	$—	—	$22,373,634

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 29, 2012 to February 28, 2017.

	2012	2013	2014	2015	2016	2017
Ennis, Inc.	$100.00	$98.84	$102.70	$95.19	$140.37	$131.06
S&P 500	100.00	113.46	142.25	164.30	154.13	192.63
Russell 2000	100.00	114.02	150.01	158.45	134.73	183.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of February 28, 2017, February 29, 2016, and for the three years in the period ended February 28, 2017, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2017	2016	2015	2014	2013
	(Dollars and shares in thousands, except per share amounts)
Operating results:
Net sales	$356,888	$385,946	$380,379	$339,347	$334,701
Gross profit margin	103,950	116,310	115,071	101,040	97,830
Selling, general and administrative expenses	63,147	65,743	60,661	57,032	56,899
Earnings from continuing operations	26,417	32,258	34,470	29,005	27,116
Earnings (loss) from discontinued operations, net of tax	(24,637)	3,478	(79,003)	(15,816)	(2,401)
Earnings (loss) and dividends per share:
Basic and Diluted
Continuing operations	$1.03	$1.25	$1.33	$1.11	$1.04
Discontinued operations	(0.96)	0.14	(3.05)	(0.61)	(0.09)

Net earnings (loss)	$0.07	$1.39	$(1.72)	$0.50	$0.95

Dividends	$2.20	$0.70	$0.70	$0.53	$0.88
Weighted average shares outstanding:
Basic	25,735	25,688	25,864	26,125	26,036
Diluted	25,749	25,722	25,864	26,146	26,053
Financial Position:
Working capital	$119,282	$135,441	$170,023	$166,004	$144,557
Current assets	149,250	175,841	210,270	207,881	187,596
Total assets	324,285	390,044	446,990	530,085	489,472
Current liabilities	29,968	40,400	40,247	41,877	43,039
Long-term debt	30,000	40,000	106,500	105,500	57,500
Total liabilities	72,930	91,498	162,310	167,150	128,256
Shareholders’ equity	251,355	298,546	284,680	362,935	361,216
Current ratio	4.98 to 1.0	4.35 to 1.0	5.22 to 1.0	4.96 to 1.0	4.36 to 1.0
Long-term debt to equity ratio	0.12 to 1.0	0.13 to 1.0	0.37 to 1.0	0.29 to 1.0	0.16 to 1.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis includes the following sections and is for the continuing operations of the Company, which is comprised of the production and sale of business forms and other business products, and excludes the discontinued operations of the Apparel Segment:

•	Overview – An overall discussion on our Company, the business challenges and opportunities we believe are key to our success, and our plans for facing these challenges relating to our continuing operations.

•	Critical Accounting Policies and Estimates – A discussion of the accounting policies that require our most critical judgments and estimates relating to our continuing operations. This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates. This section also provides a summary of recently adopted and recently issued accounting pronouncements that have or may materially affect our business.

•	Results of Operations – An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements. This analysis discusses material trends within our continuing business and provides important information necessary for an understanding of our continuing operating results.

•	Liquidity and Capital Resources - An analysis of our cash flows and a discussion of our financial condition and contractual obligations. This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2017, 2016 and 2015 refer to the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

Our Business Challenges – We are engaged in an industry undergoing significant changes, including consolidation of some of our traditional channels, product obsolescence, expansion of commodity materials to our competition, as well as cheaper material imports due to the strong dollar. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom printed documents and customer communications. Improved equipment has become more accessible to our competitors due to the continued low interest rate environment. We face highly competitive conditions throughout the supply chain in an already over-supplied, price-competitive industry. The challenges of our business include the following:

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

In estimating the fair value of reporting units, we make estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, as appropriate. We primarily rely upon a discounted cash flow analysis, an income-based approach, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require various significant estimates and judgments. This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made material changes in the accounting methodology we use to assess goodwill impairment during the past three years. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and result in a potentially material impairment of goodwill. No goodwill impairment charge was required for the year ended February 28, 2017.

To test impairment of acquired indefinite-lived intangible assets (i.e. trademarks and trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value. We estimate the fair value of trademarks and trade names based on an income-based approach – the relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. After conducting our test for fiscal year 2017 as of November 30, 2016, we determined no impairment charge was required.

At February 28, 2017, our goodwill and other intangible assets were approximately $70.6 million and $53.9 million, respectively. The carrying value of invested capital for the print reporting unit as compared to its fair value at November 30, 2016, the date of our annual impairment tests, was as follows:

Goodwill

Reporting Unit	Carrying Value of Invested Capital	Fair Value of Invested Capital
Print	$277.7 million	$449.0 million

Trademarks/Trade names

Reporting Unit	Carrying Value of Intangible Asset	Fair Value of Intangible Asset
Print	$15.3 million	$24.0 million

We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery). Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $10.7 million, $12.9 million, and $13.7 million of revenue were recognized under these agreements during fiscal years ended February 28, 2017, February 29, 2016, and February 28, 2015, respectively.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered based on our history of earnings expectations for future taxable income including taxable income in prior carry-back years, as well as future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of earnings. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. During the fourth quarter of fiscal year 2017, we concluded that a prior reserve established with respect to our foreign tax credits was not needed and as such was released.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and excludes the discontinued operations of the former Apparel Segment. The operating results of the Company for fiscal year 2017 and the comparative fiscal years 2016 and 2015 are included in the tables below. Reconciliations and discussions of the use of the non-GAAP financial measures reported by the Company are also set forth below.

Consolidated Summary

Consolidated Statements of	Fiscal Years Ended
Operations - Data (Dollars in thousands,	2017		2016		2015
except share and per share amounts)
Net sales	$356,888	100.0%	$385,946	100.0%	$380,379	100.0%
Cost of goods sold	252,938	70.9	269,636	69.9	265,308	69.7

Gross profit margin	103,950	29.1	116,310	30.1	115,071	30.3
Selling, general and administrative	63,147	17.6	65,743	17.0	60,661	16.0
(Gain) loss from disposal of assets	278	0.1	(479)	(0.1)	(54)	—

Income from operations	40,525	11.4	51,046	13.2	54,464	14.3
Other expense	(492)	(0.2)	(5)	0.0	(9)	0.0

Earnings from continuing operations before income taxes	40,033	11.2	51,041	13.2	54,455	14.3
Provision for income taxes	13,616	3.8	18,783	4.9	19,985	5.3

Earnings from continuing operations	$26,417	7.4%	$32,258	8.3%	$34,470	9.0%

Income (loss) from discontinued operations, net of tax	2,481	0.7	3,478	1.0	(79,003)	(20.7)
Loss on sale of discontinued operations, net of tax	(27,118)	(7.6)	—	—	—	—

Earnings (loss) from discontinued operations, net of tax	(24,637)	(6.9)	3,478	1.0	(79,003)	(20.7)

Net earnings (loss)	$1,780	0.5%	$35,736	9.3%	$(44,533)	-11.7%

Earnings (loss) per share - diluted
Continuing operations	$1.03		$1.25		$1.33
Discontinued operations	0.09		0.14		(3.05)

	1.12		1.39		(1.72)
Sale of discontinued operations	(1.05)		—		—

Net earnings (loss)	$0.07		$1.39		$(1.72)

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

Reconciliations of these non-GAAP financial measures to the most directly comparable measures calculated and presented in accordance with GAAP are set out in the following tables. Other companies may calculate non-GAAP adjusted financial measures differently than the Company, limiting the usefulness of the non-GAAP measures for comparison with other companies. While management believes these non-GAAP financial measures are useful in evaluating the Company, this information should be considered as supplemental in nature and not as a substitute or an alternative for, or superior to, the related financial information prepared in accordance with GAAP. These measures should be evaluated only in conjunction with the Company’s comparable GAAP financial measures.

The following table reconciles (1) adjusted gross profit margin, (2) adjusted earnings from continuing operations, and (3) adjusted diluted earnings per share, all non-GAAP measures, to the most comparable GAAP measures for fiscal years 2017, 2016, and 2015.

	Fiscal Years Ended
	2017		2016		2015
	(in thousands, except per share amounts)
Gross profit margin, as reported	$103,950	29.1%	$116,310	30.1%	$115,071	30.3%
Impact of increased medical charges	2,927	0.8%	—	0.0%	—	0.0%

Adjusted gross profit margin (non-GAAP)	$106,877	29.9%	$116,310	30.1%	$115,071	30.3%

Earnings from continuing operations	$26,417	$1.03	$32,258	$1.25	$34,470	$1.33
Impact of increased medical charges	4,250		—		—
Income taxes on adjustment	1,445		—		—

Adjustment, net of taxes	2,805	0.10	—	—	—	—

Adjusted earnings from continuing operations (non-GAAP)	$29,222	$1.13	$32,258	$1.25	$34,470	$1.33

Net Sales. Our net sales decreased from $385.9 million for the fiscal year ended February 29, 2016 to $356.9 million for the fiscal year ended February 28, 2017, a decrease of 7.5%. The market continues to be fairly soft and competitive pricing pressures have intensified with the influx of cheaper off-shore paper coming into the United States due to the strength of the dollar. Also, management estimates that the move of our folder operations from Omaha, Nebraska to Columbus, Kansas negatively impacted sales by approximately $5.8 million during the fiscal year 2017. In previous years, acquisitions have been an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions, however this past fiscal year we were intently focused on completing the sale of our Apparel Segment. However, even so, we were able to complete the acquisition of Independent Printing Company on January 27, 2017, our first material acquisition of fiscal year 2017. While the acquisition did contribute about $3.0 million in sales during fiscal 2017, the real impact of this acquisition is expected to be seen in fiscal year 2018, where the expectations are that their additional sales are expected to more than offset the normal industry revenue attrition.

Our net sales increased from $380.4 million for the fiscal year ended February 28, 2015 to $385.9 million for the fiscal year ended February 29, 2016, or an increase of 1.4%. The increase in our sales for the year related primarily to the additional sales associated with our acquisition of Sovereign Business Forms, Special Service Partners, and Kay Toledo Tag, which added $28.7 million in sales, but was offset by a decline in sales in our other print plants of $23.2 million.

Cost of Goods Sold. Our manufacturing costs decreased by $16.7 million from $269.6 million for the fiscal year 2016 to $252.9 million for the fiscal year 2017, or 6.2%. Our gross profit margin (“margin”) decreased from 30.1% for the fiscal year 2016 to 29.1% for the fiscal year 2017. Our margin was negatively impacted by increased medical expenses due to our medical claims exceeding historical levels, impacting our margin for the fiscal year 2017 by approximately $2.9 million. Without this negative effect on our margin, our margin, on a non-GAAP basis, for the fiscal year 2017 would have been approximately $106.9 million, or 29.9%, and in line with fiscal year 2016 results. We made some changes to our health care reimbursement program at the start of the 2017 calendar year. While we are in the early phases of the adoption of this new program, indications are that it will stem the rising number of our medical claims.

Our manufacturing costs increased by $4.3 million from $265.3 million for the fiscal year 2015 to $269.6 million for the fiscal year 2016, or 1.6%. Our margin decreased slightly from 30.3% for the fiscal year 2015 to 30.1% for the fiscal year 2016 due to the impact during the fourth quarter of our Folder Express move.

Selling, general, and administrative expenses. For fiscal year 2017, our selling, general, and administrative (“SG&A”) expenses decreased approximately $2.6 million, or 4.0%, from $65.7 million, for the fiscal year 2016 to $63.1 million, for the fiscal year 2017. As a percentage of sales, the SG&A expenses were 17.6% and 17.0% for the fiscal years 2017 and 2016, respectively, which increased as compared to the prior fiscal year due to lower sales volumes and the impact of the acquisition of Independent Printing. The transition services provided to the buyer of our Apparel Segment concluded during the last quarter of fiscal year 2017 and we have started to reduce redundant related costs. Our SG&A expense line was further impacted during the 2017 fiscal year by the approximately $1.3 million associated with the additional charge to our medical reserve. Excluding the additional charge to our medical reserve, our SG&A expenses for the fiscal year 2017, on a non-GAAP basis, would have been $61.8 million, or 17.3% of sales, basically in line with fiscal year 2016. As mentioned earlier, we have implemented changes to our health reimbursement program, which while still in the early phases of the program, the early indications have been extremely promising. In addition, we will continue to actively pursue acquisition opportunities, as they present themselves, to more fully lever our SG&A structure.

For the fiscal year 2016, our SG&A expenses increased approximately $5.0 million, or 8.2% from $60.7 million, or 16.0% of sales for the fiscal year 2015 to $65.7 million, or 17.0% of sales for the fiscal year 2016. The increase in these expenses is primarily attributable to the impact of our acquisitions, Sovereign Business Forms, Special Service Partners, and Kay Toledo Tag. In addition, our SG&A expenses were impacted by increased medical costs associated with our self-insured medical programs due to utilization rates higher than above historical averages and increased bonus expense due to improved operational results.

(Gain) loss from disposal of assets. The $0.3 million loss from disposal of assets for the fiscal year 2017 related primarily to the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by the $0.2 million gain on the sale of a second unused manufacturing facility and manufacturing equipment. The gain from disposal of assets of $0.5 million for the fiscal year 2016 related primarily to the sale of an unused manufacturing facility, as well as manufacturing equipment. The gain from disposal of assets of $54,000 for fiscal year 2015 related primarily to the sale of unused manufacturing equipment.

Income from operations. Our income from operations for fiscal year 2017 was $40.5 million or 11.4% of sales, as compared to $51.0 million, or 13.2% of sales for fiscal year 2016. Without the negative impact associated with the additional charge to our medical reserve during the fiscal year 2017, our income from continuing operations, on a non-GAAP basis, would have been $44.8 million, or 12.5% of sales.

Our income from operations for fiscal year 2016 was $51.0 million or 13.2% of sales, as compared to $54.5 million, or 14.3% of sales for fiscal year 2015. The decrease in our income from operations during fiscal year 2016 resulted primarily from higher SG&A expenses from our acquisitions of Sovereign Business Forms, Special Service Partners, and Kay Toledo Tag as discussed above.

Other expense. Other expense increased by approximately $0.5 million for the fiscal year 2017 as compared to the fiscal year 2016. This related primarily to the reallocation of interest expense from the Print Segment to our former Apparel Segment as part of discontinued operations for last fiscal year. Other expense of $9,000 for fiscal year 2015 was primarily interest expense.

Provision for income taxes. Our effective tax rates for fiscal years 2017, 2016 and 2015 were 34.0%, 36.8%, and 36.7%, respectively. The decrease in our effective tax rate for fiscal year 2017 was due to the reversal of the valuation allowance relating to certain foreign tax credits. During the current fiscal year, the Company filed amended tax returns to fully utilize all remaining foreign tax credits.

Net earnings (loss). Due to the above factors, our net earnings from continuing operations decreased from $32.3 million, or 8.3% of sales, for the fiscal year 2016 to $26.4 million, or 7.4% of sales, for the fiscal year 2017. Basic and diluted earnings per share from continuing operations decreased from $1.25 per share for the fiscal year 2016 to $1.03 per share for the fiscal year 2017. Before the loss on the sale of the Apparel Segment, net earnings from discontinued operations per diluted share during the fiscal year 2017 were $0.09, compared to $0.14 for the fiscal year 2016. Overall, before the loss on the sale of the Apparel Segment, net earnings per diluted share (continued and discontinued) for the fiscal year 2017 and 2016 were $1.12 and $1.39, respectively. The net loss from the sale of the Company’s discontinued operations during the fiscal year 2017, net of tax, was $27.1 million, or $1.05 per share, which included the write-off of the balance of foreign currency translation adjustments of $16.1 million, or $10.7 million, net of taxes. As a result, the Company realized earnings of $1.8 million, or $0.07 per diluted share, for the fiscal year 2017. Excluding the negative impact of the increased medical expenses incurred, our adjusted earnings from continuing operations, on a non-GAAP basis, would have been $29.2 million, or $1.13 per diluted share for the fiscal year 2017.

Our net earnings from continuing operations decreased from $34.5 million, or 9.0% of sales for the fiscal year 2015, to $32.3 million, or 8.3% of sales for the fiscal year 2016. Basic and diluted earnings per share from continuing operations decreased from $1.33 per share for the fiscal year 2015 to $1.25 per share for the fiscal year 2016. The decrease in our net earnings during the fiscal year 2016 resulted primarily from higher SG&A expenses from our acquisitions of Sovereign Business Forms, Special Service Partners, and Kay Toledo Tag as discussed above. Net earnings (loss) per basic and diluted share (continued and discontinued) for the fiscal year 2016 and 2015 were $1.39 and ($1.72), respectively.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2017	2016
Working Capital	$119,282	$135,441
Cash	$80,466	$7,957

Working Capital. Our working capital decreased by approximately $16.2 million, or 11.9%, from $135.4 million at February 29, 2016 to $119.3 million at February 28, 2017. Our working capital decreased primarily due to the acquisition of Independent as well as the special one-time dividend of $1.50 per share paid in connection with the sale of the Apparel Segment. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4-to-1.0 for the fiscal year 2016 to 5.0-to-1.0 for the fiscal year 2017. Our current ratio increased primarily as a result of the impact associated with the cash sale of the Apparel Segment offset by the acquisition of Independent.

Cash Flow Components

	Fiscal Years Ended
(Dollars in thousands)	2017	2016	2015
Net Cash provided by operating activities	$58,887	$86,684	$64,434
Net Cash provided by (used in) investing activities	$86,090	$(4,116)	$(29,410)
Net Cash used in financing activities	$(72,468)	$(84,590)	$(24,277)

Cash flows from operating activities. Cash provided by operating activities was $58.9 million for the fiscal year 2017 compared to $86.7 million for the fiscal year 2016 and $64.4 million for the fiscal year 2015, or a decrease of $27.8 million in 2017 and an increase of $22.3 million in 2016 over the previous period. Our decreased operational cash flows in fiscal year 2017 in comparison to the comparable fiscal year last year was primarily the result of two factors: (i) a decrease in operating cash flows from the Apparel Segment that was sold on May 25, 2016, and (ii) decreased operational earnings. The increase in cash provided during the fiscal year 2016 compared to the fiscal year 2015 related primarily from: (i) $3.1 million more in cash provided through the collection of accounts receivable and (ii) $5.1 million more in cash provided through the reduction of our prepaid expenses and other current assets.

Cash flows from investing activities. Cash provided in investing activities was $86.1 million in the fiscal year 2017 compared to $4.1 million used in the fiscal year 2016 and $29.4 million used in the fiscal year 2015. Cash provided in the fiscal year 2017 was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016 and a decrease of $1.2 million in capital expenditures. This was offset by $18.6 million in cash consideration used for the acquisition of Major Business Systems, Inc., Atlas Tag Company of Canada, Inc., and Independent Printing Company, Inc. Cash used in investing activities was $29.4 million in the fiscal year 2015, primarily resulting from: (i) $27.1 million of cash consideration paid for the acquisitions of Sovereign Business Forms, Kay Toledo Tag and Special Service Partners, and (ii) capital expenditures of $2.0 million. Cash used in investing activities was $4.1 million in the fiscal year 2016, primarily from: (i) capital expenditures of $4.2 million and (ii) $0.3 million of cash consideration paid for the acquisition of CMC Group, Inc. These uses were offset by the proceeds received from the sale of property, plant, and equipment during the period.

Cash flows from financing activities. Cash used in financing activities was $72.5 million in the fiscal year 2017 compared to $84.6 million used in the fiscal year 2016 and $24.3 million in the fiscal year 2015. In the fiscal year 2017, we paid down our debt by $10.0 million compared to $59.0 million paid down in the fiscal year 2016. We also used $57.2 million to pay dividends in 2017 which included a special one-time dividend of $1.50 per share that was paid as a result of the sale of the Apparel Segment compared to $18.0 million paid in 2016. In addition, in the fiscal year 2017, we repurchased $8.4 million of our common stock under the board-approved repurchase program whereas we did not repurchase any of our common stock in the fiscal year 2016. We received $2.9 million from the exercise of stock options for the fiscal year 2017, whereas for the same period last year no stock options were exercised. Cash used by financing activities was $24.3 million in the fiscal year 2015. During the fiscal year 2015, we borrowed cash of $26.0 million from our revolving credit facility as well as repaid $7.5 million on our revolving credit facility. We used $18.2 million in cash for dividends. In addition, we repurchased $7.0 million of our common stock under the board-approved repurchase program.

Stock Repurchase – On December 19, 2016, the Board increased the authorized amount under our stock repurchase program by an additional $20.0 million, bringing the authorized amount to $40.0 million and the amount now available under the program for stock repurchases to $21.7 million. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. During fiscal year 2017, we repurchased 532,692 shares of our common stock. Since the program’s inception in October 2008, we have repurchased 1,251,203 common shares at an average price of $14.64 per share. Unrelated to the stock repurchase program, we purchased 112 and 81 shares of common stock during the fiscal years ended February 28, 2017 and February 28, 2015, respectively. The Company expects to continue to repurchase its shares under its repurchase program during fiscal year 2018 as it determines it to be in its and its shareholders best interest.

Credit Facility – The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company ( the “Credit Facility”) until August 11, 2020 and provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as imposing other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00. The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and its continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 1.86% (2 month LIBOR + 1.0%) at February 28, 2017 and 1.76% (1 month LIBOR + 1.25%) at February 29, 2016. The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA. As of February 28, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

During fiscal year 2017, we paid down an additional $10.0 million on the revolving credit line. It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (“MAP-21”) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates. We anticipate that we will contribute from $2.0 million to $3.0 million during fiscal year 2018. We made contributions of $3.0 million to our Pension Plan during each of our last three fiscal years. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funded status, associated liabilities recorded, and future required minimum contributions. At February 28, 2017, we had an unfunded pension liability recorded on our balance sheet of $4.8 million. During the current fiscal year we decreased the discount rate we used to calculate our pension liability from 4.3% last year to 4.1% this year, which increased our recorded pension liability by approximately $1.8 million (each 10 basis point change in the discount rate potentially impacts our computed pension liability by approximately $900,000). In addition, we adopted the new MP-2016 mortality improvement scale associated with the RP-2014 mortality tables (which were adopted two years ago), which reduced our recorded pension liability by approximately $0.7 million. The updated mortality improvement scale MP-2016 reflects slightly lower projected mortality experience improvement in the future compared to the previous scale MP-2015 utilized in last year’s valuation of liabilities. Lastly, we reduced the projected return on our pension assets from 8.0% last year to 7.5% this year. This had no impact on the unfunded pension liability, but will impact the calculation of the expense amount for the upcoming year.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2018, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2016 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2017. The following table represents our contractual commitments as of February 28, 2017 (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt:
Revolving credit facility	$30,000	$—	$—	$30,000	$—
Other contractual commitments:
Estimated pension benefit payments	39,700	4,100	8,300	8,600	18,700
Letters of credit	1,231	1,231	—	—	—
Operating leases	8,343	3,737	3,823	783	—

Total other contractual commitments	49,274	9,068	12,123	9,383	18,700

Total	$79,274	$9,068	$12,123	$39,383	$18,700

We expect future interest payments of $0.6 million for fiscal years February 28, 2018, February 28, 2019, and February 29, 2020 and $0.2 million for fiscal year February 28, 2021, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments totaled $30.0 million at February 28, 2017 and is subject to fluctuations in the LIBOR rate. The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2017 would be approximately $0.3 million.

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

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2017. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Independent, which we acquired on January 27, 2017, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and revenues resulting from this acquisition constituted approximately 7 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2017. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2017.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated

Framework (“2013 COSO framework”). In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Independent, which we acquired on January 27, 2017, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and revenues resulting from this acquisition constituted approximately 7 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2017. Based on management’s assessment using those criteria, we believe that, as of February 28, 2017, the Company’s internal control over financial reporting is effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2017 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

The Securities and Exchange Commission and the New York Stock Exchange have issued multiple regulations requiring policies and procedures in the corporate governance area. In complying with these regulations, it has been the goal of the Company’s Board of Directors and senior leadership to do so in a way which does not inhibit or constrain the Company’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.ennis.com, and a copy will be mailed upon request to Investor Relations at 2441 Presidential Parkway, Midlothian, TX 76065. If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

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

ENNIS, INC.

Date: May 12, 2017	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 12, 2017	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Senior Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 12, 2017	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 12, 2017	/s/ MICHAEL D. MAGILL
Michael D. Magill, Executive Vice President and Secretary

Date: May 12, 2017	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 12, 2017	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 12, 2017	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 12, 2017	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 12, 2017	/s/ KENNETH G. PRITCHETT
Kenneth G. Pritchett, Director

Date: May 12, 2017	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 12, 2017	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 12, 2017	/s/ JAMES C. TAYLOR
James C. Taylor, Director

Date: May 12, 2017	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ennis, Inc. and subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 12, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Independent Printing Company, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 7 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2017. As indicated in Management’s Report, Independent Printing Company, Inc. was acquired on January 27, 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Independent Printing Company, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2017, and our report dated May 12, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 12, 2017

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	February 28, 2017	February 29, 2016
Assets
Current assets
Cash	$80,466	$7,957
Accounts receivable, net of allowance for doubtful receivables of $1,674 at February 28, 2017 and $2,041 at February 29, 2016	37,368	36,546
Prepaid expenses	1,351	1,443
Prepaid income taxes	855	1,318
Inventories	27,965	27,619
Assets held for sale	1,245	464
Current assets of discontinued operations	—	100,494

Total current assets	149,250	175,841
Property, plant and equipment, at cost
Plant, machinery and equipment	136,584	131,346
Land and buildings	53,821	54,985
Other	23,644	22,686

Total property, plant and equipment	214,049	209,017
Less accumulated depreciation	164,054	158,226

Net property, plant and equipment	49,995	50,791

Goodwill	70,603	64,537
Trademarks and trade names	15,291	15,291
Other intangible assets, net	38,636	36,973
Other assets	510	274
Long-term assets of discontinued operations	—	46,337

Total assets	$324,285	$390,044

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(Dollars in thousands, except for par value and share amounts)

	Fiscal Years Ended
	2017	2016
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,202	$13,738
Accrued expenses
Employee compensation and benefits	13,515	11,798
Taxes other than income	225	172
Income taxes payable	—	64
Other	2,026	2,133
Current liabilities of discontinued operations	—	12,495

Total current liabilities	29,968	40,400

Long-term debt	30,000	40,000
Liability for pension benefits	4,846	8,696
Deferred income taxes	6,953	1,536
Other liabilities	1,163	866

Total liabilities	72,930	91,498

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares in 2017 and 2016	75,134	75,134
Additional paid-in capital	121,525	121,597
Retained earnings	150,685	206,105
Accumulated other comprehensive loss:
Foreign currency translation, net of taxes	—	(9,940)
Minimum pension liability, net of taxes	(15,261)	(17,345)

Total accumulated other comprehensive loss	(15,261)	(27,285)

Treasury stock	(80,728)	(77,005)

Total shareholders’ equity	251,355	298,546

Total liabilities and shareholders’ equity	$324,285	$390,044

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Fiscal Years Ended
	2017	2016	2015
Net sales	$356,888	$385,946	$380,379
Cost of goods sold	252,938	269,636	265,308

Gross profit margin	103,950	116,310	115,071
Selling, general and administrative	63,147	65,743	60,661
(Gain) loss from disposal of assets	278	(479)	(54)

Income from operations	40,525	51,046	54,464
Other income (expense)
Interest expense	(613)	—	(8)
Other, net	121	(5)	(1)

	(492)	(5)	(9)

Earnings from continuing operations before income taxes	40,033	51,041	54,455
Provision for income taxes	13,616	18,783	19,985

Earnings from continuing operations	26,417	32,258	34,470
Income (loss) from discontinued operations, net of tax	2,481	3,478	(79,003)
Loss on sale of discontinued operations, net of tax	(27,118)	—	—

Earnings (loss) from discontinued operations, net of tax	(24,637)	3,478	(79,003)

Net earnings (loss)	$1,780	$35,736	$(44,533)

Weighted average common shares outstanding
Basic	25,734,667	25,688,273	25,864,352

Diluted	25,749,185	25,722,367	25,864,352

Earnings (loss) per share - basic
Continuing operations	$1.03	$1.25	$1.33
Discontinued operations	$(0.96)	$0.14	$(3.05)

Net earnings (loss)	$0.07	$1.39	$(1.72)

Earnings (loss) per share - diluted
Continuing operations	$1.03	$1.25	$1.33
Discontinued operations	$(0.96)	$0.14	$(3.05)

Net earnings (loss)	$0.07	$1.39	$(1.72)

Cash dividends per share	$2.20	$0.70	$0.70

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Fiscal Years Ended
	2017	2016	2015
Net earnings (loss)	$1,780	$35,736	$(44,533)
Foreign currency translation adjustment, net of deferred taxes	9,940	(5,313)	(3,712)
Adjustment to pension, net of deferred taxes	2,084	225	(6,072)

Comprehensive income (loss)	$13,804	$30,648	$(54,317)

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2015, 2016, AND 2017

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2014	30,053,443	$75,134	$122,517	$251,137	$(12,413)	(4,131,276)	$(73,440)	$362,935
Net loss	—	—	—	(44,533)	—	—	—	(44,533)
Foreign currency translation, net of deferred tax of 2,273	—	—	—	—	(3,712)	—	—	(3,712)
Adjustment to pension, net of deferred tax of $3,718	—	—	—	—	(6,072)	—	—	(6,072)
Dividends paid ($0.70 per share)	—	—	—	(18,191)	—	—	—	(18,191)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(106)	—	—	—	—	(106)
Stock based compensation	—	—	1,339	—	—	—	—	1,339
Exercise of stock options and restricted stock	—	—	(2,063)	—	—	119,061	2,117	54
Stock repurchases	—	—	—	—	—	(502,690)	(7,034)	(7,034)

Balance February 28, 2015	30,053,443	$75,134	$121,687	$188,413	$(22,197)	(4,514,905)	$(78,357)	$284,680
Net earnings	—	—	—	35,736	—	—	—	35,736
Foreign currency translation, net of deferred tax of 3,254	—	—	—	—	(5,313)	—	—	(5,313)
Adjustment to pension, net of deferred tax of $138	—	—	—	—	225	—	—	225
Dividends paid ($0.70 per share)	—	—	—	(18,044)	—	—	—	(18,044)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(46)	—	—	—	—	(46)
Stock based compensation	—	—	1,308	—	—	—	—	1,308
Exercise of stock options and restricted stock	—	—	(1,352)	—	—	77,900	1,352	—
Stock repurchases	—	—	—	—	—	—	—	—

Balance February 29, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546
Net earnings	—	—	—	1,780	—	—	—	1,780
Foreign currency translation, net of deferred tax of $6,087	—	—	—	—	9,940	—	—	9,940
Adjustment to pension, net of deferred tax of $1,276	—	—	—	—	2,084	—	—	2,084
Dividends paid ($2.20 per share)	—	—	—	(57,200)	—	—	—	(57,200)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	265	—	—	—	—	265
Stock based compensation	—	—	1,361	—	—	—	—	1,361
Stock based compensation allocated to loss on sale of discontinued operations	—	—	112	—	—	—	—	112
Exercise of stock options and restricted stock	—	—	(1,810)	—	—	282,988	4,720	2,910
Stock repurchases	—	—	—	—	—	(532,804)	(8,443)	(8,443)

Balance February 28, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$1,780	$35,736	$(44,533)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	7,934	7,798	6,778
Amortization of deferred finance charges	65	—	—
Amortization of customer lists, noncompete, and patent	4,673	4,555	4,312
Pre-tax loss on sale of discontinued operations	36,775	—	—
Operating cash flows of discontinued operations	538	38,508	111,657
(Gain) loss from disposal of assets	278	(479)	(54)
Bad debt expense	118	206	799
Stock based compensation	1,361	1,308	1,339
Excess tax benefit (expense) of stock based compensation	(265)	46	106
Deferred income taxes	4,359	(5,457)	(11,379)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,460	4,213	1,116
Prepaid expenses and income taxes	1,134	1,887	(1,971)
Inventories	1,428	318	(935)
Other assets	(589)	228	(9)
Accounts payable and accrued expenses	(140)	(701)	(1,501)
Other liabilities	(3,579)	(689)	616
Liability for pension benefits	(443)	(793)	(1,907)

Net cash provided by operating activities	58,887	86,684	64,434

Cash flows from investing activities:
Capital expenditures	(3,065)	(4,227)	(2,019)
Purchase price of businesses, net of cash acquired	(18,584)	(331)	(27,082)
Proceeds from sale of discontinued operations	107,354	—	—
Investing cash flows of discontinued operations	(279)	(596)	(452)
Proceeds from disposal of plant and property	664	1,038	143

Net cash provided by (used in) investing activities	86,090	(4,116)	(29,410)

Cash flows from financing activities:
Borrowings on debt	—	—	26,000
Repayment of debt	(10,000)	(59,010)	(7,495)
Dividends	(57,200)	(18,044)	(18,191)
Financing cash flows of discontinued operations	—	(7,490)	(17,505)
Purchase of treasury stock	(8,443)	—	(7,034)
Proceeds from exercise of stock options	2,910	—	54
Excess tax (benefit) expense of stock based compensation	265	(46)	(106)

Net cash used in financing activities	(72,468)	(84,590)	(24,277)

Effect of exchange rate changes on cash	—	(3,378)	(1,552)
Net change in cash	72,509	(5,400)	9,195
Cash at beginning of period	7,957	13,357	4,162

Cash at end of period	$80,466	$7,957	$13,357

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2017, February 29, 2016 and February 28, 2015 (fiscal years ended 2017, 2016 and 2015, respectively).

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

Inventories. With the exception of approximately 10% of its inventories, which are valued at the lower of last-in, first-out (LIFO) cost or market, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or market. At fiscal years ended 2017 and 2016, approximately 12.8% and 9.5% of inventories, respectively, are valued at LIFO with the remainder of inventories valued at FIFO. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2017 and 2016 were $0.8 million and $0.4 million, respectively.

Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for machinery and equipment and 10 to 33 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property. As of February 28, 2017, the Company had building and improvements of approximately $1.2 million classified as assets held for sale on the consolidated balance sheet.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters-continued

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivables, and accounts payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of fiscal years ended 2017 and 2016 approximates its fair value as the interest rate is tied to market rates.

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

Revenue Recognition. We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery). Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $10.7 million, $12.9 million and $13.7 million of revenue was recognized under these arrangements during fiscal years 2017, 2016 and 2015, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.6 million, $0.6 million and $0.5 million during the fiscal years ended 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Included in this advertising expense is amortization related to direct response advertising of approximately $129,000, $229,000, and $94,000 for the fiscal years ended 2017, 2016 and 2015, respectively. Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2017, 2016 and 2015 were approximately $224,000, $246,000, and $237,000, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. At year-end 2017 and 2016, there were 42,500 and 145,243 options, respectively, not included in the diluted earnings per share computation because their effect was anti-dilutive. No options were included for fiscal year 2015 due to the operating loss.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following: adjustments resulting from the foreign currency translation of the Company’s former Mexican and Canadian operations and changes in the funded status of the Company’s pension plan.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters-continued

Foreign Currency Translation. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other expense, net as incurred. Transaction losses totaled approximately $22,000, $7,000, and $1,000 for fiscal years ended 2017, 2016 and 2015, respectively.

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

Stock Based Compensation. The Company recognizes stock-based compensation expense net of estimated forfeitures over the requisite service period of the individual grants, which generally equals the vesting period. Estimated forfeiture rates are derived from our historical forfeitures of similar awards. The fair value of all share based awards is estimated on the date of grant.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require that goodwill impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”), which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. The amendments in ASU 2016-09 also clarify the presentation of certain components of share-based awards in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company plans to adopt ASU 2016-09 in fiscal year 2018 beginning in March of 2017, and does not believe it will have a material impact on its consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The Company adopted and applied this standard to its consolidated financial statements for the fiscal years ended February 28, 2017 and February 29, 2016. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018, or March 1, 2018 for the Company. Early adoption of ASU 2014-09 is permitted in the first quarter of calendar 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

(2) Change in Accounting Principle

Pursuant to the early adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the Company retrospectively classified deferred tax assets and liabilities as noncurrent in the Consolidated Balance Sheets. Deferred income tax assets of $6.3 million were reclassified from other current assets to deferred income tax liability at February 29, 2016.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2017	2016	2015
Balance at beginning of period	$2,041	$2,158	$1,380
Bad debt expense	118	206	799
Recoveries	145	47	64
Accounts written off	(630)	(370)	(85)

Balance at end of period	$1,674	$2,041	$2,158

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2017 and February 29, 2016 (in thousands):

	2017	2016
Raw material	$16,130	$15,983
Work-in-process	3,199	3,099
Finished goods	8,636	8,537

	$27,965	$27,619

The excess of current costs at FIFO over LIFO stated values was approximately $4.7 million and $4.7 million as of fiscal years ended 2017 and 2016, respectively. During both fiscal year 2017 and 2016, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal year 2016 and 2015. The effect decreased cost of sales by approximately $189,000, $205,000 and $87,000 and increased net earnings by approximately $125,000, $129,000 and $55,000 for fiscal years 2017, 2016 and 2015, respectively. Cost includes materials, labor and overhead related to the purchase and production of inventories.

(5) Acquisitions

On January 27, 2017, the Company completed the acquisition of Independent Printing Company, Inc. and their related entities (collectively “Independent”) for $17.7 million in cash consideration, in a stock purchase transaction. Independent has 4 locations in Wisconsin, with its main facility located in DePere, Wisconsin. The business produces presentation folders, checks, wide format and commercial printing. Independent, which generated approximately $37.0 million in unaudited sales during calendar year 2016, will continue to operate under its respective brand names. Independent sells mainly through distributors and resellers. The Company will now have 4 folder facilities in Michigan, Kansas, California and Wisconsin, as well as wide format capabilities in Colorado and Wisconsin.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Acquisitions-continued

The following is a summary of the preliminary purchase price allocation for Independent (in thousands):

Accounts receivable	$4,252
Inventories	1,539
Other assets	575
Property, plant & equipment	5,526
Customer lists	3,390
Trademarks	2,408
Goodwill	6,066
Accounts payable and accrued liabilities	(6,079)

$17,677

On August 12, 2016, the Company acquired the assets of Atlas Tag Company of Canada Inc., located in Ontario, Canada, for $0.3 million in cash. Management considers this acquisition immaterial.

On March 19, 2016, the Company acquired the assets of Major Business System, Inc., located in Hillsborough, North Carolina, for $0.6 million in cash. Management considers this acquisition immaterial.

On July 31, 2015, the Company acquired the assets of CMC Group, Inc. for $0.3 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial.

The results of operations for Independent are included in the Company’s consolidated financial statements from the date of acquisition. The following table represents certain operating information on a pro forma basis as though all Independent operations had been acquired as of March 1, 2015, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

	Unaudited 2017	Unaudited 2016
Pro forma net sales	$390,169	$421,231
Pro forma net earnings	27,064	33,065
Pro forma earnings per share—diluted	1.05	1.29

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

(6) Discontinued Operations

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

Under the Initial Purchase Agreement, the Company retained the right to terminate the agreement in the event that the Company received an unsolicited purchase offer for the Apparel Segment that was not matched by the Initial Buyer, which, in the judgment of the Board of Directors of the Company (the “Board”) in the exercise of its fiduciary duties

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Discontinued Operations-continued

on behalf of the Company’s shareholders, deemed such offer to be a superior offer to the transactions contemplated by the Initial Purchase Agreement.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Discontinued Operations-continued

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that has been eliminated from ongoing operations. The following tables show the key components on the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Expenses related to disposal of business	(130,174)
Expenses related to sales (1)	(4,365)

Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments recorded in other comprehensive income	(16,109)

Loss on sale of sale of discontinued operations	$(40,648)

(1)	The termination fee, in the amount of $3.0 million, paid as a result of the termination of the Initial Purchase Agreement is included in this amount.

	2017	2016	2015
Net sales	$41,038	$183,027	$199,861

Income (loss) from discontinued operations before income taxes	3,873	5,531	(93,587)
Loss on sale of discontinued operations before income taxes	(40,648)	—	—

Income (loss) on discontinued operations before income taxes	(36,775)	5,531	(93,587)
Income tax expense (benefit)	(12,138)	2,053	(14,584)

Net earnings (loss) from discontinued operations	$(24,637)	$3,478	$(79,003)

(7) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis as of November 30 of each year, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Goodwill and other intangible assets are tested for impairment at a reporting unit level. The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying amount. If the carrying amount exceeds its estimated value, a potential impairment is indicated and step two is performed. Step two compares the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities, including unrecognized intangible assets of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill and Other Intangible Assets-continued

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 1 and 15 years). Trademarks and trade names with indefinite lives are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows. After conducting its fiscal year 2017 test as of our annual testing date of November 30, 2016, the Company determined there was no impairment.

The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges relating to these assets in the future.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of February 28, 2017	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks and trade names	8.0	$3,642	$1,234	$2,408
Customer lists	8.9	57,347	21,336	36,011
Noncompete	0.8	175	86	89
Patent	1.0	783	655	128

Total	8.8	$61,947	$23,311	$38,636

As of February 29, 2016
Amortized intangible assets
Trademarks and trade names	—	$1,234	$1,234	$—
Customer lists	8.7	53,519	16,852	36,667
Noncompete	1.8	75	29	46
Patent	2.0	783	523	260

Total	8.7	$55,611	$18,638	$36,973

	February 28, 2017	February 29, 2016

Non-amortizing intangible assets:
Trademarks and trade names	$15,291	$15,291

Aggregate amortization expense for each of the fiscal years 2017, 2016 and 2015 was approximately $4.7 million, $4.6 million and $4.3 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill and Other Intangible Assets-continued

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2018	$5,886
2019	5,401
2020	5,318
2021	5,249
2022	5,205

Changes in the net carrying amount of goodwill for fiscal years 2015 and 2016 are as follows (in thousands):

Balance as of March 1, 2015	$64,489
Goodwill acquired	48
Goodwill impairment	—

Balance as of February 29, 2016	64,537
Goodwill acquired	6,066
Goodwill impairment	—

Balance as of February 28, 2017	$70,603

During the fiscal year ended February 29, 2016, $48,000 was added to goodwill related to the adjustment of the fair value of certain Sovereign Business Forms assets. During the fiscal year ended February 28, 2017, $6.1 million was added to goodwill related to the acquisition of Independent.

(8) Other Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28, 2017	February 29, 2016
Accrued taxes	$329	$156
Accrued legal and professional fees	414	409
Accrued interest	98	147
Accrued utilities	90	90
Accrued acquisition related obligations	789	666
Accrued credit card fees	119	246
Other accrued expenses	187	419

	$2,026	$2,133

(9) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2017	February 29, 2016
Revolving credit facility	$30,000	$40,000

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Long-Term Debt-continued

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company ( the “Credit Facility”) until August 11, 2020 and provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit wand a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and its continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00. As of February 28, 2017, the Company was in compliance with all terms and conditions of its credit facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 1.86% (2 month LIBOR + 1.0%) at February 28, 2017 and 1.76% (1 month LIBOR + 1.25%) at February 29, 2016. The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA. As of February 28, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

(10) Shareholders’ Equity

On December 19, 2016, the Board increased the authorized amount under the Company’s stock repurchase program by an additional $20.0 million, bringing the authorized amount to $40.0 million and the amount now available under the program for stock repurchases to $21.7 million. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. During fiscal year ended February 28, 2017, the Company repurchased 532,692 shares of its common stock. Since the program’s inception in October 2008, the Company has repurchased 1,251,203 common shares at an average price of $14.64 per share. Unrelated to the stock repurchase program, the Company purchased 112 shares of common stock during the fiscal year ended February 28, 2017.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2017, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 604,308 shares of unissued common stock reserved under the plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2017, 2016 and 2015, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.4 million ($0.9 million net of tax), $1.3 million ($0.8 million net of tax) and $1.3 million ($0.8 million net of tax), respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation-continued

Stock Options

The Company had the following stock option activity for the three years ended February 28, 2017:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2014	369,405	$15.86	6.0	$416
Granted	31,418	15.78
Terminated	(20,000)	16.21
Exercised	(6,000)	8.94

Outstanding at February 28, 2015	374,823	$15.95	5.7	$210
Granted	43,426	13.69
Terminated	(47,300)	18.31
Exercised	—	—

Outstanding at February 29, 2016	370,949	$15.38	5.9	$1,616
Granted	—	—
Terminated	(5,000)	8.94
Exercised	(193,453)	15.04

Outstanding at February 28, 2017	172,496	$15.95	4.2	$223

Exercisable at February 28, 2017	167,423	$16.00	4.1	$213

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during fiscal year 2017. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal years 2016 and 2015:

	2016	2015
Expected volatility	24.06%	29.25%
Expected term (years)	3	3
Risk free interest rate	0.89%	0.91%
Dividend yield	4.92%	4.11%
Weighted average grant-date fair value	$2.24	$2.70

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation-continued

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2017	2016	2015
Total cash received	$2,910	$—	$54
Income tax (expense) benefit	265	(46)	(106)
Total grant-date fair value	532	—	9
Intrinsic value	969	—	36

A summary of the status of the Company’s unvested stock options at February 29, 2016, and changes during the fiscal year ended February 28, 2017 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at February 29, 2016	76,425	$2.32
New grants	—	—
Vested	(71,352)	2.32
Forfeited	—	—

Unvested at February 28, 2017	5,073	$2.41

As of February 28, 2017, there was $3,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.8 years. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2017 was $1.2 million.

The following table summarizes information about stock options outstanding at the end of fiscal year 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.94 to $13.69	24,848	3.3	$9.87	21,616	$9.30
14.05 to 15.78	51,956	5.6	15.16	50,115	15.13
17.57 to 18.46	95,692	3.7	17.97	95,692	17.97

	172,496	4.2	15.95	167,423	16.00

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation-continued

Restricted Stock

The Company had the following restricted stock grants activity for each of the three fiscal years ended February 28, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2014	180,902	$15.77
Granted	85,807	15.78
Terminated	—	—
Vested	(113,061)	16.42

Outstanding at February 28, 2015	153,648	$15.30
Granted	113,648	13.69
Terminated	—	—
Vested	(77,900)	15.24

Outstanding at February 29, 2016	189,396	$14.36
Granted	66,685	19.49
Terminated	—	—
Vested	(89,535)	14.46

Outstanding at February 28, 2017	166,546	$16.35

As of February 28, 2017, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.4 years. As of February 28, 2017, the Company’s outstanding restricted stock had an underlying fair value of $2.7 million at date of grant.

(12) Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 20% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2017	2016
Equity securities	56%	55%
Debt securities	38%	38%
Cash and cash equivalents	6%	7%

Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2017 is as follows:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Pension Plan-continued

Asset Class	Target Allocation Percentage
Cash	1 - 5%
Fixed Income	35 - 55%
Equity	45 - 60%

The Company estimates the long-term rate of return on plan assets will be 7.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2017 was 8.0%, the rate used in the calculation of the current year pension expense.

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

The following tables present the Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2017 and February 29, 2016 (in thousands):

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/28/17	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,105	$3,105	$—	$—
Government bonds	11,861	—	11,861	—
Corporate bonds	8,037	—	8,037	—
Domestic equities	24,777	24,777	—	—
Foreign equities	5,032	5,032	—	—

	$52,812	$32,914	$19,898	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Pension Plan-continued

	Assets Measured at Fair Value	Fair Value Measurements
Description	at 2/29/16	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,576	$3,576	$—	$—
Government bonds	10,887	—	10,887	—
Corporate bonds	7,134	—	7,134	—
Domestic equities	20,226	20,226	—	—
Foreign equities	5,724	5,724	—	—

	$47,547	$29,526	$18,021	$—

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of earnings for fiscal years ended (in thousands):

	2017	2016	2015
Components of net periodic benefit cost
Service cost	$1,166	$1,301	$1,122
Interest cost	2,372	2,369	2,447
Expected return on plan assets	(3,665)	(3,928)	(3,856)
Amortization of:
Prior service cost	—	(86)	(145)
Unrecognized net loss	2,683	2,551	1,524

Net periodic benefit cost	2,556	2,207	1,092

Other changes in Plan Assets and Projected Benefit Obligation Recognized in Other comprehensive Income
Net actuarial loss (gain)	(723)	2,102	11,224
Amortization of net actuarial loss	(2,683)	(2,551)	(1,524)
Amortization of prior service credit	—	86	145

	(3,406)	(363)	9,845

Total recognized in net periodic pension cost and other comprehensive income	($850)	$1,844	$10,937

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Pension Plan-continued

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2017	2016	2015
Weighted average discount rate (net periodic pension cost)	4.30%	4.00%	4.90%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	7.50%	8.00%	8.00%
Weighted average discount rate (benefit obligations)	4.10%	4.30%	4.00%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

During the current fiscal year, the Company adopted the new MP-2016 improvement scale to determine their benefit obligations under the plan. The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2017	2016
Projected benefit obligation at beginning of year	$56,243	$60,845
Service cost	1,166	1,301
Interest cost	2,372	2,369
Actuarial (gain)/loss	2,479	(2,661)
Other assumption change	(730)	(1,603)
Benefits paid	(3,872)	(4,008)

Projected benefit obligation at end of year	$57,658	$56,243

Change in plan assets:
Fair value of plan assets at beginning of year	$47,547	$50,993
Company contributions	3,000	3,000
Gain (loss) on plan assets	6,137	(2,438)
Benefits paid	(3,872)	(4,008)

Fair value of plan assets at end of year	$52,812	$47,547

Unfunded status	($4,846)	($8,696)

Accumulated benefit obligation at end of year	$53,590	$51,948

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company contributed $3.0 million during fiscal year 2017 and would expect to contribute a similar amount during fiscal year 2018.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Pension Plan-continued

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Projected
Year	Payments
2018	$4,100
2019	4,100
2020	4,200
2021	4,300
2022	4,300
2023 - 2027	18,700

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.2 million, $1.2 million and $1.1 million in fiscal years ended 2017, 2016 and 2015, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $228,000, $229,000, and $227,000, in fiscal years ended 2017, 2016 and 2015, respectively.

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2017	2016	2015
Current:
Federal	$10,543	$16,086	$15,535
State and local	2,254	2,502	2,608
Foreign	—	—	—

Total current	12,797	18,588	18,143
Deferred:
Federal	932	342	1,635
State and local	(113)	(147)	207

Total deferred	819	195	1,842

Total provision for income taxes	$13,616	$18,783	$19,985

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes-continued

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2017, was 34.0%, as compared to 36.8% and 36.7% in 2016 and 2015, respectively. The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Provision for state income taxes, net of Federal income tax benefit	3.5	3.1	3.5
Domestic production activities deduction	(2.5)	(2.5)	(2.5)
Valuation allowance	(3.4)	0.7	—
Other	1.4	0.5	0.7

	34.0%	36.8%	36.7%

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

	2017	2016
Deferred tax assets
Allowance for doubtful receivables	$512	$778
Inventories	1,124	987
Employee compensation and benefits	1,448	1,304
Pension and noncurrent employee compensation benefits	5,786	7,037
Net operating loss and foreign tax credits	438	3,480
Stock options	552	788

Total deferred tax assets	$9,860	$14,374

Deferred tax liabilities
Property, plant and equipment	$6,979	$6,719
Goodwill and other intangible assets	9,371	7,519
Property tax	440	503
Valuation allowance	—	1,053
Other	23	116

Total deferred tax liabilities	16,813	15,910

Net deferred income tax liabilities	$6,953	$1,536

As a result of the early adoption and retrospective application of ASU 2015-07 as more fully described in Note 1, $6.3 million of deferred tax assets previously presented as a current asset as of February 29, 2016 have been reclassified to noncurrent in these financial statements.

The Company established a valuation allowance related to its foreign tax credit of $1.4 million in fiscal year 2016. In fiscal year 2017 the Company filed an amended return utilizing the foreign tax credit, therefore eliminating the need for the valuation allowance. As of the fiscal year ended 2017, the Company has federal net operating loss carry forwards of approximately $84,000 expiring in fiscal years 2024 through 2025. Based on historical earnings and

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes-continued

expected sufficient future taxable income, management believes it will be able to fully utilize the net operating loss carry forwards.

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

At fiscal year-end 2017 and 2016, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $249,000 and $225,000, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2017, the unrecognized tax benefit includes an aggregate of $8,000 of interest expense. Approximately $8,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2017 and 2016 is as follows (in thousands):

	2017	2016
Balance at March 1, 2016	$225	$300
Additions based on tax positions related to the current year	99	25
Reductions due to lapes of statues of limitations	(75)	(100)

Balance at February 28, 2017	$249	$225

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and foreign tax jurisdictions. The Company has concluded all U.S. Federal income tax matters for years through 2012. All material state and local income tax matters have been concluded for years through 2012 and foreign tax jurisdictions through 2012.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2017, 2016 and 2015.

(14) Earnings (loss) per Share

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Earnings (loss) per Share-continued

	2017	2016	2015
Basic weighted average common shares outstanding	25,734,667	25,688,273	25,864,352
Effect of dilutive options	14,518	34,094	—

Diluted weighted average common shares outstanding	25,749,185	25,722,367	25,864,352

Earnings per share - basic and diluted
Earnings per share on continuing operations	$1.03	$1.25	$1.33
Earnings (loss) per share on discontinued operations	0.09	0.14	(3.05)
Loss per share on sale of discontinued operations	(1.05)	—	—

Earnings (loss) on discontinued operations	(0.96)	0.14	(3.05)

Net earnings (loss)	$0.07	$1.39	$(1.72)

Cash dividends	$2.20	$0.70	$0.70

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings (loss) per share. The Company’s participating securities are comprised of unvested restricted stock. At fiscal year-end 2017 and 2016, 42,500 and 145,243 stock options, respectively, were excluded from the calculation above, as their effect would be anti-dilutive. No dilutive options were included for fiscal year 2015 due to the operating loss.

(15) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2022. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2018	$3,737
2019	2,278
2020	1,545
2021	581
2022	202
Thereafter	—

$8,343

Rent expense attributable to such leases totaled $4.3 million, $4.8 million, and $4.7 million for the fiscal years ended 2017, 2016 and 2015, respectively.

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

	2017	2016	2015
Interest paid	$853	$1,623	$1,501
Income taxes paid	$975	$18,980	$18,724

(17) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2017 and 2016 (in thousands, except per share amounts and quarter over quarter comparison):

For the Three Months Ended	May 31	August 31	November 30	February 28
Fiscal year ended 2017:
Net sales	$90,410	$91,246	$88,660	$86,572
Gross profit margin	26,694	27,038	25,292	24,926
Net earnings	6,683	6,784	5,740	7,210
Dividends paid	4,530	43,657	4,537	4,476
Per share of common stock:
Basic net earnings	$0.26	$0.26	$0.22	$0.28
Diluted net earnings	$0.26	$0.26	$0.22	$0.28
Dividends	$0.175	$1.675	$0.175	$0.175
Fiscal year ended 2016:
Net sales	$96,769	$100,455	$97,516	$91,206
Gross profit margin	29,964	31,363	29,719	25,264
Net earnings	8,763	9,611	8,595	5,289
Dividends paid	4,496	4,516	4,516	4,516
Per share of common stock:
Basic net earnings	$0.34	$0.37	$0.34	$0.21
Diluted net earnings	$0.34	$0.37	$0.33	$0.21
Dividends	$0.175	$0.175	$0.175	$0.175

Current Quarter Compared to Same Quarter Last Year

During the fourth quarter of the previous fiscal year, the Company moved its folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility. The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the past several quarters, but the Company has seen a turnaround and the operation was marginally profitable in the third and fourth quarters of this fiscal year. In addition, the Company’s medical claims have exceeded historical levels during the fiscal year. This resulted in an additional $2.0 million in increased medical expenses, which negatively impacted the Company’s operating profit margin during the quarter ended November 30, 2016. This expense was in addition to the $2.3 million in medical expenses during the quarter ended August 31, 2016. The decline in gross profit and operating margins during the fourth quarter of fiscal year 2016, related primarily to a one-time earn-out payment required to be paid in connection with one of the Company’s acquisitions and the extraordinary costs associated with the move of the folder operations from Omaha, Nebraska to Columbus, Kansas.

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At February 28, 2017, cash balances included $79.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits. At February 28, 2017, the Company had $0.2 million in Canadian bank accounts.

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 10.1	Sixth Amendment to Second Amended and Restated Credit Agreement, dated August 11, 2016, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 17, 2016 (File No. 001-05807).

Exhibit 10.2	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.+

Exhibit 10.3	Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit 10.4	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit 10.5	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit 10.6	Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit 10.7	Unit Purchase Agreement, dated May 4, 2016, by and between Ennis, Inc. and Gildan Activewear Inc., herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2016 (File No. 001-05807).

Exhibit 10.8	Stock Purchase Agreement, dated January 27, 2017, by and between Ennis, Inc., Independent Printing Company, Inc. and the related entities signatory thereto.*

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23	Consent of Independent Registered Public Accounting Firm*

E-1

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2017, filed on May 12, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Represents a management contract or a compensatory plan or arrangement.

E-2