Form 10-Q
period 2017-05-31
ENNIS, INC.
filed 2017-07-07
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2017

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

As of June 30, 2017, there were 25,417,035 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31, 2017	February 28, 2017
Assets
Current assets
Cash	$84,323	$80,466
Accounts receivable, net of allowance for doubtful receivables of $1,442 at May 31, 2017 and $1,674 at February 28, 2017	36,359	37,368
Prepaid expenses	1,041	1,351
Prepaid income taxes	—	855
Inventories	29,249	27,965
Assets held for sale	1,314	1,245

Total current assets	152,286	149,250
Property, plant and equipment, at cost
Plant, machinery and equipment	135,005	136,584
Land and buildings	53,374	53,821
Other	23,670	23,644

Total property, plant and equipment	212,049	214,049
Less accumulated depreciation	163,423	164,054

Net property, plant and equipment	48,626	49,995

Goodwill	70,603	70,603
Trademarks and trade names	17,417	17,699
Other intangible assets, net	34,985	36,228
Other assets	481	510

Total assets	$324,398	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	May 31, 2017	February 28, 2017
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,661	$14,202
Accrued expenses
Employee compensation and benefits	12,175	13,515
Taxes other than income	403	225
Income taxes payable	3,422	—
Other	1,764	2,026

Total current liabilities	29,425	29,968

Long-term debt	30,000	30,000
Liability for pension benefits	4,846	4,846
Deferred income taxes	7,105	6,953
Other liabilities	1,080	1,163

Total liabilities	72,456	72,930

Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31 and February 28, 2017	75,134	75,134
Additional paid-in capital	120,391	121,525
Retained earnings	154,001	150,685
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(15,013)	(15,261)

Total accumulated other comprehensive income (loss)	(15,013)	(15,261)

Treasury stock	(82,571)	(80,728)

Total shareholders’ equity	251,942	251,355

Total liabilities and shareholders’ equity	$324,398	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2017	2016
Net sales	$94,590	$90,410
Cost of goods sold	64,671	63,716

Gross profit margin	29,919	26,694
Selling, general and administrative	17,372	16,071
Loss from disposal of assets	15	6

Income from operations	12,532	10,617
Other income (expense)
Interest expense	(190)	(2)
Other, net	13	(7)

	(177)	(9)

Earnings from continuing operations before income taxes	12,355	10,608
Provision for income taxes	4,571	3,925

Earnings from continuing operations	7,784	6,683
Income from discontinued operations, net of tax	—	2,481
Loss on sale of discontinued operations, net of tax	—	(26,042)

Earnings (loss) from discontinued operations, net of tax	—	(23,561)

Net earnings (loss)	$7,784	$(16,878)

Weighted average common shares outstanding
Basic	25,422,856	25,783,770

Diluted	25,436,787	25,810,735

Earnings (loss) per share—basic and diluted
Continuing operations	$0.31	$0.26
Discontinued operations	$—	$(0.91)

Net earnings (loss)	$0.31	$(0.65)

Cash dividends per share	$0.175	$0.175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended May 31,
	2017	2016
Net earnings (loss)	$7,784	$(16,878)
Foreign currency translation adjustment, net of deferred taxes	—	9,940
Adjustment to pension, net of deferred taxes	248	—

Comprehensive income (loss)	$8,032	$(6,938)

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended May 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$7,784	$(16,878)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,996	1,983
Amortization of deferred finance charges	28	—
Amortization of intangibles	1,525	1,159
Pre-tax loss on sale of discontinued operations	—	36,775
Operating cash flows of discontinued operations	—	538
Loss from disposal of assets	15	6
Bad debt expense, net of recoveries	(166)	2
Stock based compensation	333	339
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,175	565
Prepaid expenses and income taxes	1,165	(7,576)
Inventories	(1,284)	124
Other assets	1	6
Accounts payable and accrued expenses	(543)	(2,649)
Other liabilities	(83)	14
Liability for pension benefits	400	639

Net cash provided by operating activities	12,346	15,047

Cash flows from investing activities:
Capital expenditures	(731)	(428)
Purchase of businesses, net of cash acquired	—	(617)
Proceeds from sale of discontinued operations	—	107,354
Investing cash flows of discontinued operations	—	(279)
Proceeds from disposal of plant and property	20	7

Net cash provided by (used in) investing activities	(711)	106,037

Cash flows from financing activities:
Repayment of debt	—	(5,000)
Dividends	(4,468)	(4,530)
Purchase of treasury stock	(3,310)	—
Proceeds from exercise of stock options	—	2,910

Net cash used in financing activities	(7,778)	(6,620)

Net change in cash	3,857	114,464
Cash at beginning of period	80,466	7,957

Cash at end of period	$84,323	$122,421

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017, from which the accompanying consolidated balance sheet at February 28, 2017 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

On May 25, 2016, the Company sold Alstyle Apparel, LLC and its subsidiaries, which constituted the Company’s Apparel Segment, to Gildan Activewear Inc. As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require that goodwill impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in annual reporting periods beginning after December 15, 2019. We expect that our adoption of this standard will change our approach for testing goodwill impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

In March 2016, the FASB issued Accounting Standards Update ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”), which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. The amendments in ASU 2016-09 also clarify the presentation of certain components of share-based awards in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 in fiscal year 2018 beginning in March of 2017. It did not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of fiscal year 2019. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

1. Significant Accounting Policies and General Matters-continued

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to March 1, 2018 for the Company. Early adoption of ASU 2014-09 is permitted in the first quarter of fiscal year 2017, which we do not currently plan to early adopt the guidance. The guidance permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method, and we continue to evaluate the effect that the updated standard will have on our consolidated financial condition, results of operations and cash flows; however, we do not expect adoption of the guidance to have a material impact on our financial results. We primarily earn our revenue by made to order business forms, as required by our customers primarily through purchase orders. We generally do not have significant customer contracts and do not provide post-delivery services. As such, adoption of the new guidance should not result in a significant change in the amount of revenue recognized or the timing of when such revenue is recognized.

2. Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in the United States. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer creditworthiness, and (iii) review of customer receivable aging and payment trends.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

2. Accounts Receivable and Allowance for Doubtful Receivables-continued

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended May 31,
	2017	2016
Balance at beginning of period	$1,674	$2,041
Bad debt expense, net of recoveries	(166)	2
Accounts written off	(66)	(256)

Balance at end of period	$1,442	$1,787

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31, 2017	February 28, 2017
Raw material	$16,986	$16,130
Work-in-process	3,397	3,199
Finished goods	8,866	8,636

	$29,249	$27,965

4. Acquisitions

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

$17,677

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

4. Acquisitions-continued

The results of operations for Independent are included in the Company’s consolidated financial statements from the date of acquisition. The following table represents certain operating information on a pro forma basis as though all Independent operations had been acquired as of March 1, 2016, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amounts):

Three months ended May 31, 2016
Pro forma net sales	$99,553
Pro forma net earnings	6,883
Pro forma earnings per share—diluted	0.27

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

5. Discontinued Operations

On May 25, 2016 the Company sold Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) to Gildan Activewear Inc. for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Unit Purchase Agreement dated May 4, 2016.

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that have been eliminated from continuing operations. The following tables show the key components on the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Expenses related to disposal of business	(130,174)
Expenses related to sales (1)	(4,365)

Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments recorded in other comprehensive income	(16,109)

Loss on sale of sale of discontinued operations	$(40,648)

(1)	The termination fee, in the amount of $3.0 million, paid as a result of the termination of a prior purchase agreement for the sale of the Apparel Segment to Alstyle Operations, LLC.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

5. Discontinued Operations-continued

Three months ended May 31, 2016
Net sales	$41,038

Income from discontinued operations before income taxes	3,873
Loss on sale of discontinued operations before income taxes	(40,648)

Loss on discontinued operations before income taxes	(36,775)
Income tax benefit	(13,214)

Net loss from discontinued operations	$(23,561)

6. Goodwill and Other Intangible Assets

Beginning March 1, 2017, given the general declining trend line of print sales, and its expected continuance into the foreseeable future, the Company elected to treat the recorded value of trademarks/trade names as no longer being an indefinite-lived asset. As such, as of March 1, 2017, the Company began amortizing the carrying value of these assets over their estimated remaining useful life, approximately 17—19 years. The amortization expense associated with this election (a non-cash charge) is expected to impact the Company’s selling, general and administrative expense line by approximately $830,000 during fiscal year 2018.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

As of May 31, 2017	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Trademarks and trade names	16.8	$18,933	$1,516	$17,417
Customer lists	8.7	57,347	22,532	34,815
Noncompete	0.6	175	100	75
Patent	0.8	783	688	95

Total	11.4	$77,238	$24,836	$52,402

As of February 28, 2017
Amortized intangible assets
Trademarks and trade names	8.0	$3,642	$1,234	$2,408
Customer lists	8.9	57,347	21,336	36,011
Noncompete	0.8	175	86	89
Patent	1.0	783	655	128

Total	8.8	$61,947	$23,311	$38,636

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

6. Goodwill and Other Intangible Assets-continued

	May 31, 2017	February 28, 2017
Non-amortizing intangible assets Trademarks and trade names	$—	$15,291

Aggregate amortization expense for the three months ended May 31, 2017 and May 31, 2016 was $1.5 million and $1.2 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2018	$5,888
2019	5,402
2020	5,320
2021	5,250
2022	5,207

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2016	$64,537
Goodwill acquired	6,066
Goodwill impairment	—

Balance as of February 28, 2017	70,603
Goodwill acquired	—
Goodwill impairment	—

Balance as of May 31, 2017	$70,603

During the fiscal year ended February 28, 2017, $6.1 million was added to goodwill related to the acquisition of Independent.

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	May 31, 2017	February 28, 2017
Accrued taxes	$101	$329
Accrued legal and professional fees	319	414
Accrued interest	173	98
Accrued utilities	90	90
Accrued acquisition related obligations	825	789
Accrued credit card fees	122	119
Other accrued expenses	134	187

	$1,764	$2,026

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31, 2017	February 28, 2017
Revolving credit facility	$30,000	$30,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00. As of May 31, 2017, the Company was in compliance with all terms and conditions of its credit facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 2.2% (3 month LIBOR + 1.0%) at May 31, 2017 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017. The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of May 31, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

9. Shareholders’ Equity

Changes in shareholders’ equity accounts for the three months ended May 31, 2017 are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355
Net earnings	—	—	—	7,784	—	—	—	7,784
Adjustment to pension, net of deferred tax of $152	—	—	—	—	248	—	—	248
Dividends paid ($0.175 per share)	—	—	—	(4,468)	—	—	—	(4,468)
Stock based compensation	—	—	333	—	—	—	—	333
Exercise of stock options and restricted stock	—	—	(1,467)	—	—	85,189	1,467	—
Stock repurchases	—	—	—	—	—	(191,033)	(3,310)	(3,310)

Balance May 31, 2017	30,053,443	$75,134	$120,391	$154,001	$(15,013)	(4,792,665)	$(82,571)	$251,942

The Board has authorized the repurchase of up to an aggregate of $40.0 million of the Company’s outstanding common stock through a stock repurchase program. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

9. Shareholders’ Equity-continued

During the three months ended May 31, 2017, the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share. Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of May 31, 2017 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At May 31, 2017, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 529,408 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2017. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the three months ended May 31, 2017 and May 31, 2016, the Company included compensation expense related to share-based compensation of $0.3 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively, in selling, general, and administrative expenses.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2017:

	Number of Shares (exact quantity)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding at March 1, 2017	172,496	$15.95	4.2	$223
Granted	—	—
Terminated	—	—
Exercised	—	—

Outstanding at May 31, 2017	172,496	$15.95	4.0	$200

Exercisable at May 31, 2017	170,880	$15.97	3.9	$196

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the three months ended May 31, 2017 and May 31, 2016.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended
	May 31,
	2017	2016
Total cash received	$—	$2,910
Income tax benefits	—	—
Total grant-date fair value	—	532
Intrinsic value	—	969

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

10. Stock Option Plan and Stock Based Compensation-continued

A summary of the Company’s unvested stock options at May 31, 2017 and the changes during the three months ended May 31, 2017 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 1, 2017	5,073	$2.41
New grants	—	—
Vested	(3,457)	2.48
Forfeited	—	—

Unvested at May 31, 2017	1,616	$2.24

As of May 31, 2017, there was approximately $2,000 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.9 years.

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2017	166,546	$16.35
Granted	74,900	16.30
Terminated	—	—
Vested	(85,189)	15.87

Outstanding at May 31, 2017	156,257	$16.60

As of May 31, 2017, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.4 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

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

FOR THE PERIOD ENDED MAY 31, 2017

11. Pension Plan-continued

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended May 31,
	2017	2016
Components of net periodic benefit cost
Service cost	$271	$291
Interest cost	568	593
Expected return on plan assets	(949)	(916)
Amortization of:
Unrecognized net loss	510	671

Net periodic benefit cost	$400	$639

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2018. However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2018. The Company contributed $3.0 million to the Pension Plan during fiscal year 2017.

12. Earnings (loss) per Share

Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2017, 95,692 shares related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock. For the three months ended May 31, 2016, all options were included in the diluted earnings (loss) per share computation because their average fair market value exceeded the exercise price of the Company’s stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended May 31,
	2017	2016
Basic weighted average common shares outstanding	25,422,856	25,783,770
Effect of dilutive options	13,931	26,965

Diluted weighted average common shares outstanding	25,436,787	25,810,735

Earnings (loss) per share—basic and diluted
Earnings per share on continuing operations	$0.31	$0.26
Earnings per share on discontinued operations	—	0.10
Loss per share on sale of discontinued operations	—	(1.01)

Loss on discontinued operations	—	(0.91)

Net earnings (loss)	$0.31	$(0.65)

Cash dividends	$0.175	$0.175

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2017

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At May 31, 2017, cash balances included $83.4 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On June 19, 2017, the Board declared a quarterly cash dividend of 20 cents per share, which will be paid on August 7, 2017 to the shareholders of record on July 7, 2017.

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

On May 25, 2016 the Company sold Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) to Gildan Activewear Inc. for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Unit Purchase Agreement dated May 4, 2016.

During the fourth quarter of fiscal year 2016, we moved our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility. The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the first half of fiscal year 2017. However, during the second half of fiscal year 2017 we saw a turnaround and the operations were marginally profitable. We expect these operations to be even more profitable during this fiscal year. In addition, our medical claims during fiscal year 2017 exceeded historical levels, which resulted in us incurring an additional $4.3 million in increased medical charges that had a negative impact our earnings. To mitigate further medical charges, we

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

implemented a new cost reimbursement program, as well as other changes to our health plan, as of the start of the calendar year 2017. While the initial indications during the first quarter of fiscal year 2018 were positive and as such we believe that this program should reduce our medical claims expense to be more in line with historical levels, we are still in the early stages of this program and actual cost savings may vary from anticipated levels.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 59 manufacturing plants throughout the United States in 21 strategically located states. Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, and Hoosier Data Forms®. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore® and Folder Express® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo TagSM, and Special Service PartnersSM (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

Business products usage in the printing industry is generally not seasonal. General economic conditions and contraction of the traditional business forms industry are the predominant factors in quarterly volume fluctuations.

Business Challenges

We are engaged in an industry undergoing significant changes, including consolidation of some of our traditional channels, product obsolescence, and expansion of commodity materials to our competition, as well as cheaper material imports due to the strong dollar. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications. Improved equipment has become more accessible to our competitors due to the continued low interest rate environment. We face highly competitive conditions throughout the supply chain in an already over-supplied, price-competitive print industry. The challenges of our business include the following:

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

Excess production capacity and price competition within our industry – Due to the number of paper mills worldwide, some paper pricing has been and is expected to remain fairly weak. The strong dollar has attracted cheaper material into the United States notwithstanding the trade tariffs imposed, which has impaired the price advantage larger suppliers have held over smaller competitors. We will continue to focus our efforts on effectively managing and controlling our product costs to minimize these effects on our operational results, primarily through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs. We will continue to look for ways to reduce as well as leverage our fixed costs. As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when the inevitable currency swings go the other way.

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

FOR THE PERIOD ENDED MAY 31, 2017

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 before making an investment in our common stock.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items, are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements. For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and exclude the discontinued operations of the former Alstyle apparel segment. The operating results of the Company for the three months ended May 31, 2017 and the comparative periods for 2016 are set forth in the unaudited consolidated financial information included in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations—Data (Dollars in thousands)	2017		2016
Net sales	$94,590	100.0%	$90,410	100.0%
Cost of goods sold	64,671	68.4	63,716	70.5

Gross profit margin	29,919	31.6	26,694	29.5
Selling, general and administrative	17,372	18.4	16,071	17.8
Loss from disposal of assets	15	—	6	—

Income from operations	12,532	13.2	10,617	11.7
Other expense, net	(177)	(0.2)	(9)	—

Earnings from continuing operations before income taxes	12,355	13.0	10,608	11.7
Provision for income taxes	4,571	4.8	3,925	4.3

Earnings from continuing operations	7,784	8.2	6,683	7.4
Income from discontinued operations, net of tax	—	—	2,481	2.7
Loss on sale of discontinued operations, net of tax	—	—	(26,042)	(28.8)

Earnings (loss) from discontinued operations, net of tax	—	—	(23,561)	(26.1)

Net earnings (loss)	$7,784	8.2%	$(16,878)	-18.7%

Earnings (loss) per share—diluted
Continuing operations	$0.31		$0.26
Discontinued operations	—		0.10

	0.31		0.36
Sale of discontinued operations	—		(1.01)

Net earnings (loss)	$0.31		$(0.65)

Three months ended May 31, 2017 compared to three months ended May 31, 2016

Net Sales. Our net sales were $94.6 million for the quarter ended May 31, 2017, compared to $90.4 million for same quarter last year, or an increase of $4.2 million, or 4.6%. The market continues to be fairly soft and competitive pricing pressures have intensified with the influx of cheaper off-shore paper coming into the United States due to the strength of the dollar. The acquisition of Independent, which was completed in January 2017 and which is an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions, contributed $9.7 million in sales during the first quarter of this fiscal year.

Cost of Goods Sold. Our cost of goods sold increased by $1.0 million from $63.7 million for the three months ended May 31, 2016 to $64.7 million for the three months ended May 31, 2017, or 1.6%. Our gross profit margin (“margin”) was $29.9 million for the quarter, or 31.6%, compared to 29.5% for the same quarter last year. During the first quarter of fiscal 2017 our margin was negatively impacted by approximately $1.3 million associated with the move of a certain folder operation from Omaha, Nebraska, to Columbus, Kansas. This operation saw a turnaround in the last two quarters of fiscal year 2017 and now is realizing margins more in line with historical levels.

Selling, general, and administrative expense. For the three months ended May 31, 2017, our selling, general, and administrative (“SG&A”) expenses were $17.4 million compared to $16.1 million for the three months ended May 31, 2016, or an increase of 8.1%. As a percentage of sales, the SG&A expenses were 18.4% and 17.8% for the three months ended May 31, 2017 and May 31, 2016, respectively. The recent acquisition of Independent Printing Company added $2.4 million in SG&A expenses during the quarter, or 24.7% of its respective sales. As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with Ennis’ historical SG&A percentage. In addition to the foregoing, the Company changed its accounting practice for handling its trademarks/trade names from an indefinite life to finite life method. This change in accounting method added approximately $0.2 million to SG&A expense during the current quarter.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

Loss from disposal of assets. The $15,000 loss from disposal of assets during the quarter related primarily to the sale of certain manufacturing equipment. The loss of $6,000 during the same quarter last year also related primarily to the sale of certain manufacturing equipment.

Income from operations. As a result of the above factors, our income from continuing operations for the three months ended May 31, 2017 was $12.5 million, or 13.2% of net sales, as compared to $10.6 million, or 11.7% of net sales, for the three months ended May 31, 2016. The acquisition of Independent contributed approximately $1.2 million of income during the first quarter of this fiscal year.

Other expense. Other expense increased from $9,000 for the three months ended May 31, 2016 to approximately $0.2 million for the three months ended May 31, 2017 due to increased interest expense attributable to the print operations.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for the three months ended May 31, 2017 and May 31, 2016.

Net earnings. Earnings from continuing operations were $7.8 million for the three months ended May 31, 2017 as compared to $6.7 million for the comparable quarter last year, an increase of 17.0%. Earnings from continuing operations per diluted share for the three months ended May 31, 2017 was $0.31, compared to $0.26 for the same quarter last year. There were no discontinued operations during the three months ended May 31, 2017, compared to a net loss from discontinued operations of ($0.91) per diluted share in the same quarter last year. Overall, the Company realized a net profit of $0.31 per diluted share for the quarter ended May 31, 2017 compared to a net loss of ($0.65) per diluted share for the same quarter last year.

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

(Dollars in thousands)	May 31, 2017	February 28, 2017
Working Capital	$122,861	$119,282
Cash	$84,323	$80,466

Working Capital. Our working capital increased $3.6 million or 3.0%, from $119.3 million at February 28, 2017 to $122.9 million at May 31, 2017. Our working capital increased primarily due to an increase in our cash of $3.9 million as well as an increase in our inventories of $1.3 million offset by a reduction of our trade receivables by approximately $1.3 million and a reduction of our prepaid expenses and income taxes of approximately $1.2 million. Our current ratio, calculated by dividing our current assets by our current liabilities, increased slightly from 5.0 to 1.0 at February 28, 2017 to 5.2 to 1.0 at May 31, 2017.

	Three months ended May 31,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$12,346	$15,047
Net cash provided by (used in) investing activities	$(711)	$106,037
Net cash used in financing activities	$(7,778)	$(6,620)

Cash flows from operating activities. Cash provided by operating activities decreased by $2.7 million from $15.0 million for the three months ended May 31, 2016 to $12.3 million for the three months ended May 31, 2017. Our decreased operational cash flows in comparison to the comparable period last year was primarily the result of four

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

factors: (i) a decrease in operating cash flows from the recognition of a pre-tax loss of $36.8 million of our former Apparel Segment that was sold in the first quarter of last fiscal year, (ii) increased operational earnings of $24.7 million, (iii) an increase of $0.6 million associated with the collection of accounts receivable, and (iv) an increase in our prepaid expenses and income taxes of $8.7 million.

Cash flows from investing activities. Cash provided by (used in) investing activities decreased $106.7 million from $106.0 million provided to $0.7 million used for the three months ended May 31, 2016 and May 31, 2017, respectively. This was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016, offset by $0.6 million in cash used for the acquisition of businesses. In addition, during the three months ended May 31, 2107 we used $0.7 million in cash on capital expenditures, compared to $0.4 million during the same period last year.

Cash flows from financing activities. We used $1.2 million more in cash from financing activities this period than during the same period last year. We used $5.0 million in cash during the comparable period last year to pay down our debt, compared to no repayment of debt in this period. We have used $3.3 million to repurchase our common stock under our stock repurchase program during the three months ended May 31, 2017, whereas we did not repurchase shares of our common stock during the three months ended May 31, 2016. In addition, we received $2.9 million from the exercise of stock options in the comparable period last year, whereas in this period no stock options were exercised.

Credit Facility. The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00. The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 2.2% (3 month LIBOR + 1.0%) at May 31, 2017 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017. The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA. As of May 31, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2017. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2018. We made contributions of $3.0 million to our Pension Plan during fiscal 2017. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2017, we had an unfunded pension liability recorded on our balance sheet of $4.8 million.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million. To date we have spent approximately $0.7 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2017 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of May 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at May 31, 2017. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2017 would be approximately $0.3 million.

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

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2017 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended November 30, 2016, the Board had authorized the repurchase of up to an aggregate of $20.0 million of the Company’s outstanding common stock through a stock repurchase program. Subsequent to the end of the quarter, on December 19, 2016, the Board approved an additional apportionment of $20.0 million to the Company’s stock repurchase program. Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended May 31, 2017, the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share. Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of May 31, 2017 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
March 1, 2017 - March 31, 2017	—	$—	—	$21,687,619
April 1, 2017 - April 30, 2017	—	$—	—	$21,687,619
May 1, 2017 - May 31, 2017	191,033	$17.33	191,033	$18,377,146

Total	191,033	$17.33	191,033	$18,377,146

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

Item 6.	Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, filed on July 7, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 7, 2017	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and
President

Date: July 7, 2017	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Senior V.P. — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985 and June 16, 1988, incorporated herein by reference to Exhibit 5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 001-05807).

Exhibit 3.1(b)	Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2	Third Amended and Restated Bylaws of Ennis, Inc., dated April 17, 2014, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2014 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101	The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, filed on July 7, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith