Form 10-Q
period 2017-08-31
ENNIS, INC.
filed 2017-10-06
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 29, 2017, there were 25,417,035 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	August 31,	February 28,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$83,865	$80,466
Accounts receivable, net of allowance for doubtful receivables of $1,318 at August 31, 2017 and $1,674 at February 28, 2017	38,171	37,368
Prepaid expenses	819	1,351
Prepaid income taxes	1,513	855
Inventories	29,228	27,965
Assets held for sale	1,320	1,245
Total current assets	154,916	149,250
Property, plant and equipment
Plant, machinery and equipment	135,476	136,584
Land and buildings	53,559	53,821
Other	23,548	23,644
Total property, plant and equipment	212,583	214,049
Less accumulated depreciation	164,822	164,054
Net property, plant and equipment	47,761	49,995
Goodwill	70,603	70,603
Intangible assets, net	52,235	53,927
Other assets	385	510
Total assets	$325,900	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for par value and share amounts)

	August 31,	February 28,
	2017	2017
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,753	$14,202
Accrued expenses
Employee compensation and benefits	13,125	13,515
Taxes other than income	668	225
Other	1,750	2,026
Total current liabilities	26,296	29,968
Long-term debt	30,000	30,000
Liability for pension benefits	4,846	4,846
Deferred income taxes	7,257	6,953
Other liabilities	1,521	1,163
Total liabilities	69,920	72,930
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31 and February 28, 2017	75,134	75,134
Additional paid-in capital	120,675	121,525
Retained earnings	157,457	150,685
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(14,765)	(15,261)
Total accumulated other comprehensive income (loss)	(14,765)	(15,261)
Treasury stock	(82,521)	(80,728)
Total shareholders’ equity	255,980	251,355
Total liabilities and shareholders' equity	$325,900	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016
Net sales	$94,887	$91,246	$189,477	$181,656
Cost of goods sold	64,100	64,208	128,771	127,924
Gross profit margin	30,787	27,038	60,706	53,732
Selling, general and administrative	17,096	16,057	34,468	32,128
(Gain) loss from disposal of assets	48	(4)	63	2
Income from operations	13,643	10,985	26,175	21,602
Other income (expense)
Interest expense	(204)	(231)	(394)	(233)
Other, net	117	11	130	4
	(87)	(220)	(264)	(229)
Earnings from continuing operations before income taxes	13,556	10,765	25,911	21,373
Provision for income taxes	5,016	3,981	9,587	7,906
Earnings from continuing operations	8,540	6,784	16,324	13,467
Income from discontinued operations, net of tax	—	—	—	2,481
Loss on sale of discontinued operations, net of tax	—	—	—	(26,042)
Loss from discontinued operations, net of tax	—	—	—	(23,561)
Net earnings (loss)	$8,540	$6,784	$16,324	$(10,094)
Weighted average common shares outstanding
Basic	25,342,747	25,893,218	25,388,292	25,847,051
Diluted	25,366,001	25,910,375	25,405,863	25,868,799
Earnings (loss) per share - basic and diluted
Continuing operations	$0.34	$0.26	$0.64	$0.52
Discontinued operations	$—	$—	$—	$(0.91)
Net earnings (loss)	$0.34	$0.26	$0.64	$(0.39)

Cash dividends per share	$0.20	$1.675	$0.375	$1.85

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016
Net earnings (loss)	$8,540	$6,784	$16,324	$(10,094)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	9,940
Adjustment to pension, net of deferred taxes	248	—	496	—
Comprehensive income (loss)	$8,788	$6,784	$16,820	$(154)

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355
Net earnings	—	—	—	16,324	—	—	—	16,324
Adjustment to pension, net of deferred tax of $304	—	—	—	—	496	—	—	496
Dividends paid ($0.375 per share)	—	—	—	(9,552)	—	—	—	(9,552)
Stock based compensation	—	—	667	—	—	—	—	667
Exercise of stock options and restricted stock	—	—	(1,517)	—	—	88,105	1,517	—
Stock repurchases	—	—	—	—	—	(191,033)	(3,310)	(3,310)
Balance August 31, 2017	30,053,443	$75,134	$120,675	$157,457	$(14,765)	(4,789,749)	$(82,521)	$255,980

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended
	August 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$16,324	$(10,094)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	3,996	4,002
Amortization of deferred finance charges	57	9
Amortization of intangible assets	3,077	2,321
Pre-tax loss on sale of discontinued operations	—	36,775
Operating cash flows of discontinued operations	—	538
Loss from disposal of assets	63	2
Bad debt expense, net of recoveries	(248)	103
Stock based compensation	667	679
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(555)	(426)
Prepaid expenses and income taxes	(126)	(4,199)
Inventories	(1,182)	(373)
Other assets	67	(281)
Accounts payable and accrued expenses	(4,122)	(1,265)
Other liabilities	358	9
Liability for pension benefits	800	1,278
Net cash provided by operating activities	19,176	29,078
Cash flows from investing activities:
Capital expenditures	(1,590)	(927)
Purchase of businesses, net of cash acquired	(1,350)	(907)
Proceeds from sale of discontinued operations	—	107,354
Investing cash flows of discontinued operations	—	(279)
Proceeds from disposal of plant and property	25	12
Net cash provided by (used in) investing activities	(2,915)	105,253
Cash flows from financing activities:
Repayment of debt	—	(10,000)
Dividends	(9,552)	(48,187)
Purchase of treasury stock	(3,310)	(1,786)
Proceeds from exercise of stock options	—	2,910
Net cash used in financing activities	(12,862)	(57,063)
Net change in cash and cash equivalents	3,399	77,268
Cash and cash equivalents at beginning of period	80,466	7,957
Cash and cash equivalents at end of period	$83,865	$85,225

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017, from which the accompanying consolidated balance sheet at February 28, 2017 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

On May 25, 2016, the Company sold Alstyle Apparel, LLC and its subsidiaries, which constituted the Company’s apparel segment (the “Apparel Segment”), to Gildan Activewear Inc.  As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to measure goodwill impairment.  The amendments in ASU 2017-04 require that goodwill impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The amendments in ASU 2017-04 should be applied on a prospective basis and are effective for annual or any interim goodwill impairment tests in annual reporting periods beginning after December 15, 2019.  The Company adopted ASU 2017-04 on June 1, 2017, which had no impact on the Company’s consolidated financial statements at the time of adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”), which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense.  The amendments in ASU 2016-09 also clarify the presentation of certain components of share-based awards in the statement of cash flows.  ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016.  The Company adopted ASU 2016-09 in fiscal year 2018 beginning in March of 2017.  The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which institutes a number of modifications to the reporting of financial assets and liabilities. These modifications include: (i) measurement of non-equity method assets and liabilities at fair value, with changes to fair value recognized through net income, (ii) performance of qualitative impairment assessments of equity investments without readily determinable fair values at each reporting period, (iii) elimination of the requirement to disclose methods and significant assumptions used in calculating the fair value of financial instruments measured at amortized cost, (iv) measurement of

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

the fair value of financial instruments measured at amortized cost using the exit price notion consistent with Topic 820, Fair Value Measurement, (v) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, (vi) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (vii) evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.  ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to March 1, 2018 for the Company.  Early adoption of ASU 2014-09 became permitted in the first quarter of fiscal year 2017.  The Company expects to adopt ASU 2014-09 in the first quarter of fiscal year 2019.  The guidance permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method, and we continue to evaluate the effect that the updated standard will have on our consolidated financial condition, results of operations and cash flows; however, we do not expect adoption of the guidance to have a material impact on our financial results. We primarily earn our revenue by made to order business forms, as required by our customers primarily through purchase orders. We generally do not have significant customer contracts and do not provide post-delivery services. As such, adoption of the new guidance is not expected to result in a significant change in the amount of revenue recognized or the timing of when such revenue is recognized.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016
Balance at beginning of period	$1,442	$1,787	$1,674	$2,041
Bad debt expense, net of recoveries	(82)	101	(248)	103
Accounts written off	(42)	(68)	(108)	(324)
Balance at end of period	$1,318	$1,820	$1,318	$1,820

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2017	2017
Raw material	$16,696	$16,130
Work-in-process	3,676	3,199
Finished goods	8,856	8,636
	$29,228	$27,965

4. Acquisitions

On July 7, 2017, the Company acquired the assets of a tag operation located in Ohio, for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers this acquisition immaterial.

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

The following is a summary of the final purchase price allocations for Independent (in thousands):

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

	Three months ended	Six months ended
	August 31, 2016	August 31, 2016
Pro forma net sales	$100,389	$199,942
Pro forma net earnings	7,034	13,967
Pro forma earnings per share - diluted	0.27	0.54

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

5. Discontinued Operations

On May 25, 2016 the Company sold its Apparel Segment to Gildan Activewear Inc. for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Unit Purchase Agreement dated May 4, 2016.

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that have been eliminated from continuing operations.  The following tables show the key components on the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Carrying value of disposed business	(130,174)
Expenses related to sales (1)	(4,365)
Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments
recorded in other comprehensive income	(16,109)
Loss on sale of sale of discontinued operations	$(40,648)

(1)	Includes the termination fee, in the amount of $3.0 million, paid as a result of the termination of a prior purchase agreement for the sale of the Apparel Segment to Alstyle Operations, LLC.

Six months ended
August 31, 2016
Net sales	$41,038
Income from discontinued operations before income taxes	3,873
Loss on sale of discontinued operations before income taxes	(40,648)
Loss on discontinued operations before income taxes	(36,775)
Income tax benefit	(13,214)
Net loss from discontinued operations	$(23,561)

6. Goodwill and Intangible Assets

Beginning March 1, 2017, given the general declining trend line of print sales, and its expected continuance into the foreseeable future, the Company elected to treat the recorded value of trademarks/trade names as no longer being an indefinite-lived asset. As such, as of March 1, 2017, the Company began amortizing the carrying value of these assets over their estimated remaining useful life, approximately 17 - 19 years.  The amortization expense associated with this election is expected to impact the Company’s selling, general and administrative expense line by approximately $830,000 during fiscal year 2018.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2017	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	16.4	$19,625	$1,809	$17,816
Customer lists	8.5	58,040	23,742	34,298
Noncompete	0.3	175	116	59
Patent	0.5	783	721	62
Total	11.2	$78,623	$26,388	$52,235

As of February 28, 2017
Amortized intangible assets
Trademarks and trade names	8.0	$3,642	$1,234	$2,408
Customer lists	8.9	57,347	21,336	36,011
Noncompete	0.8	175	86	89
Patent	1.0	783	655	128
Total	8.8	$61,947	$23,311	$38,636

	August 31,	February 28,
	2017	2017
Non-amortizing intangible assets
Trademarks and trade names	$—	$15,291

Aggregate amortization expense for the six months ended August 31, 2017 and August 31, 2016 was $3.1 million and $2.3 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2018	$5,992
2019	5,558
2020	5,476
2021	5,406
2022	5,363

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2016	$64,537
Goodwill acquired	6,066
Goodwill impairment	—
Balance as of February 28, 2017	70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of August 31, 2017	$70,603

During the fiscal year ended February 28, 2017, $6.1 million was added to goodwill related to the acquisition of Independent.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2017	2017
Accrued taxes	$42	$329
Accrued legal and professional fees	441	414
Accrued interest	176	98
Accrued utilities	90	90
Accrued acquisition related obligations	792	789
Accrued credit card fees	122	119
Other accrued expenses	87	187
	$1,750	$2,026

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2017	2017
Revolving credit facility	$30,000	$30,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of August 31, 2017, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 2.3% (3 month LIBOR + 1.0%) at August 31, 2017 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of August 31, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

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

During the six months ended August 31, 2017 the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of August 31, 2017 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors.  At August 31, 2017, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 529,408 shares of unissued common stock reserved under the Plan for issuance as of August 31, 2017.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended August 31, 2017 and August 31, 2016, the Company included compensation expense related to share-based compensation of $0.4 million ($0.2 million net of tax), and $0.4 million ($0.2 million net of tax), respectively, in selling, general, and administrative expenses.  For the six months ended August 31, 2017 and August 31, 2016, the Company included compensation expense related to share-based compensation of $0.7 million ($0.4 million net of tax), and $0.7 million ($0.4 million net of tax), respectively, in selling, general, and administrative expenses.

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2017:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2017	172,496	$15.95	4.2	$223
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at August 31, 2017	172,496	$15.95	3.7	$543
Exercisable at August 31, 2017	170,880	$15.97	3.7	$534

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the six months ended August 31, 2017 and August 31, 2016.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016
Total cash received	$—	$—	$—	$2,910
Income tax benefits	—	—	—	—
Total grant-date fair value	—	—	—	532
Intrinsic value	—	—	—	969

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

A summary of the Company’s unvested stock options at August 31, 2017 and the changes during the six months ended August 31, 2017 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2017	5,073	$2.41
New grants	—	—
Vested	(3,457)	2.48
Forfeited	—	—
Unvested at August 31, 2017	1,616	$2.24

As of August 31, 2017, there was approximately $1,400 of unrecognized compensation cost related to unvested stock options granted under the Plan.  The weighted average remaining requisite service period of the unvested stock options was 0.6 years.

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2017:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2017	166,546	$16.35
Granted	74,900	16.30
Terminated	—	—
Vested	(88,105)	15.91
Outstanding at August 31, 2017	153,341	$16.58

As of August 31, 2017, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.1 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.9 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$270	$292	$541	$583
Interest cost	567	593	1,135	1,186
Expected return on plan assets	(948)	(916)	(1,897)	(1,832)
Amortization of:
Unrecognized net loss	511	670	1,021	1,341
Net periodic benefit cost	$400	$639	$800	$1,278

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

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

For the three and six months ended August 31, 2017, 42,500 and 95,692 shares, respectively, related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock.  For the three months ended August 31, 2016, 42,500 shares related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock.  For the six months ended August 31, 2016, all options were included in the diluted earnings (loss) per share computation because their average fair market value exceeded the exercise price of the Company’s stock.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	25,342,747	25,893,218	25,388,292	25,847,051
Effect of dilutive options	23,254	17,157	17,571	21,748
Diluted weighted average common shares outstanding	25,366,001	25,910,375	25,405,863	25,868,799
Earnings (loss) per share - basic and diluted
Earnings per share on continuing operations	$0.34	$0.26	$0.64	$0.52
Earnings per share on discontinued operations	—	—	—	0.10
Loss per share on sale of discontinued operations	—	—	—	(1.01)
Loss on discontinued operations	—	—	—	(0.91)
Net earnings (loss)	$0.34	$0.26	$0.64	$(0.39)
Cash dividends	$0.20	$1.675	$0.375	$1.85

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2017

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At August 31, 2017, cash balances included $84.1 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On September 22, 2017, the Board declared a quarterly cash dividend of 20 cents per share, which will be paid on November 10, 2017 to the shareholders of record on October 13, 2017.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

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

On May 25, 2016 the Company sold its apparel operations conducted by Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) to Gildan Activewear Inc. for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Unit Purchase Agreement dated May 4, 2016.

During the fourth quarter of fiscal year 2016, we moved our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility.  The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the first half of fiscal year 2017.  However, during the second half of fiscal year 2017 we saw a turnaround and the operations were marginally profitable.  We expect these operations to be even more profitable during this fiscal year.  In addition, our medical claims during fiscal year 2017 exceeded historical levels, which resulted in us incurring an additional $4.3 million in increased medical charges that had a negative impact on our earnings.  To mitigate further medical charges, we implemented a new cost reimbursement program, as well as other changes to our health plan, as of the start of the calendar year 2017.  Initial indications through the first half of fiscal year 2018 have been positive.  While we are still in the early stages of this program and actual cost savings may vary from anticipated levels, we continue to believe that our future medical claims expenses will trend more in line with historical levels.

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

FOR THE PERIOD ENDED AUGUST 31, 2017

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements.  For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and exclude the discontinued operations of the Apparel Segment.  The operating results of the Company for the three and six months ended August 31, 2017 and the comparative periods for 2016 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (Dollars in thousands)	2017		2016		2017		2016
Net sales	$94,887	100.0%	$91,246	100.0%	$189,477	100.0%	$181,656	100.0%
Cost of goods sold	64,100	67.6	64,208	70.4	128,771	68.0	127,924	70.4
Gross profit margin	30,787	32.4	27,038	29.6	60,706	32.0	53,732	29.6
Selling, general and administrative	17,096	18.0	16,057	17.6	34,468	18.2	32,128	17.7
(Gain) loss from disposal of assets	48	0	(4)	—	63	—	2	—
Income from operations	13,643	14.4	10,985	12.0	26,175	13.8	21,602	11.9
Other expense, net	(87)	(0.1)	(220)	(0.2)	(264)	(0.1)	(229)	(0.1)
Earnings from continuing operations before income taxes	13,556	14.3	10,765	11.8	25,911	13.7	21,373	11.8
Provision for income taxes	5,016	5.3	3,981	4.4	9,587	5.1	7,906	4.4
Earnings from continuing operations	8,540	9.0%	6,784	7.4%	16,324	8.6%	13,467	7.4%
Income from discontinued operations, net of tax	—	—	—	—	—	—	2,481	1.3
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(26,042)	(14.3)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—	(23,561)	(13.0)
Net earnings (loss)	$8,540	9.0%	$6,784	7.4%	$16,324	8.6%	$(10,094)	-5.6%
Earnings (loss) per share - diluted
Continuing operations	$0.34		$0.26		$0.64		$0.52
Discontinued operations	—		—		—		0.10
	0.34		0.26		0.64		0.62
Sale of discontinued operations	—		—		—		(1.01)
Net earnings (loss)	$0.34		$0.26		$0.64		$(0.39)

Three months ended August 31, 2017 compared to three months ended August 31, 2016

Net Sales.  Our net sales were $94.9 million for the quarter ended August 31, 2017, compared to $91.2 million for the same quarter last year, or an increase of $3.7 million, or 4.1%.  The market continues to be fairly soft and competitive pricing pressures have intensified with the influx of cheaper off-shore paper coming into the United States, although this has abated to some extent with the recent weakening of the dollar.    The acquisition of Independent, which was completed in January 2017 and which is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes, contributed $10.4 million in sales during the second quarter of this fiscal year.

Cost of Goods Sold.  Our cost of goods sold decreased by $0.1 million from $64.2 million for the three months ended August 31, 2016 to $64.1 million for the three months ended August 31, 2017, or 0.2%. Our gross profit margin (“margin”) was $30.8 million for the quarter, or 32.4%, compared to 29.6% for the same quarter last year.  During the second quarter of fiscal 2017 our margin was negatively impacted by increased medical expenses of approximately $1.6 million as well as $1.3 million associated with the move of a folder operation from Omaha, Nebraska, to Columbus, Kansas.  This operation saw a turnaround in the last two quarters of fiscal year 2017 and now is realizing margins more in line with historical levels, although sales levels still remain below historical norms.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

Selling, general, and administrative expense.  For the three months ended August 31, 2017, our selling, general, and administrative (“SG&A”) expenses were $17.1 million compared to $16.1 million for the three months ended August 31, 2016, or an increase of 6.2%.  As a percentage of sales, the SG&A expenses were 18.0% and 17.6% for the three months ended August 31, 2017 and August 31, 2016, respectively.  The acquisition of Independent added $2.0 million in SG&A expenses during the quarter, or 19.0% of its respective sales.  As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with Ennis’ historical SG&A percentage.  In addition to the foregoing, the Company changed its accounting practice for handling its trademarks/trade names from an indefinite life to a finite life method.  This change in accounting method added approximately $0.2 million to SG&A expense during the current quarter.

Loss from disposal of assets.  The $48,000 loss from disposal of assets during the quarter related primarily to the sale of manufacturing equipment.  The gain of $4,000 during the same quarter last year related primarily to the sale of a vehicle.

Income from operations.  As a result of the above factors, our income from operations for the three months ended August 31, 2017 was $13.6 million, or 14.4% of net sales, as compared to $11.0 million, or 12.0% of net sales, for the three months ended August 31, 2016.  The acquisition of Independent contributed approximately $1.7 million of income during the second quarter of this fiscal year.

Other expense. Other expense for the three months ended August 31, 2017 was $0.1 million as compared to $0.2 million for the three months ended August 31, 2016 due to increased interest income earned.

Provision for income taxes. Our effective tax rate for operations was 37.0% for the three months ended August 31, 2017 and August 31, 2016.

Net earnings.  Earnings from operations were $8.5 million for the three months ended August 31, 2017 as compared to $6.8 million for the comparable quarter last year, an increase of 25.0%.  Earnings from operations per diluted share for the three months ended August 31, 2017 was $0.34, compared to $0.26 for the same quarter last year.  There were no discontinued operations during the three months ended August 31, 2017 and August 31, 2016.

Six months ended August 31, 2017 compared to six months ended August 31, 2016

Net Sales.  Our net sales were $189.5 million for the six month period ended August 31, 2017, compared to $181.7 million for same period last year, or an increase of 4.3%.  Although the market continues to be fairly soft and competitive pricing pressures have intensified with the influx of cheaper off-shore paper coming into the United States, the acquisition of Independent in January of 2017, which is an integral part of our strategy to offset normal industry revenue declines, contributed $20.1 million in sales during the six months ended August 31, 2017.

Cost of Goods Sold.  Our cost of goods sold was $128.8 million for the six months ended August 31, 2017, compared to $127.9 million for the same period last year, a slight increase of $0.9 million, or 0.7%. Our margin was $60.7 million for the six month period ended August 31, 2017, or 32.0%.  This compares to 29.6% for the same six month same period last year.  For the same six month period last year, our margin was negatively impacted by the costs associated with the move of our folder operations in Nebraska to Kansas.  The start-up training process for the labor force decreased efficiencies, thereby decreasing our sales and negatively impacting our margins for the six months ended August 31, 2016 by an estimated $2.9 million for the period.  In addition, we incurred additional medical expenses due to our medical claims exceeding our historical levels; this impacted our margin for the six months ended August 31, 2016 by approximately $1.6 million.

Selling, general, and administrative expense.  Our SG&A expenses were $34.5 million for the six months ended August 31, 2017, compared to $32.1 million for the same period last year, or an increase of 7.5%.  As a percentage of sales, the SG&A expenses were 18.2% and 17.7% for the six months ended August 31, 2017 and August 31, 2016, respectively.  The acquisition of Independent added $4.4 million in SG&A expenses during the six month period ended August 31, 2017, or 21.6% of its respective sales.  As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with Ennis’ historical SG&A percentage.  In addition to the foregoing, the Company changed its accounting practice for handling its trademarks/trade names from an indefinite life to a finite life method.  This change in accounting method added approximately $0.4 million to SG&A expense during the six month period ended August 31, 2017.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

(Gain) loss from disposal of assets.  The $63,000 net loss from disposal of assets during the six months ended August 31, 2017 related primarily to the sale of manufacturing equipment.  The $2,000 net loss from disposal of assets during the six months ended August 31, 2016 resulted primarily from the sale of manufacturing equipment offset by a $4,000 gain from the sale of a vehicle.

Income from operations.  Our income from continuing operations for the six months ended August 31, 2017 was $26.2 million, or 13.8% of sales, as compared to $21.6 million, or 11.9% of sales, for the six months ended August 31, 2016.  The acquisition of Independent contributed approximately $2.9 million of income during the current six month period.

Other expense.  Other expense for the six months ended August 31, 2017 was $0.3 million as compared to $0.2 million for the six months ended August 31, 2016 due to increased interest expense attributable to the print operations.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for both the six months ended August 31, 2017 and the six months ended August 31, 2016.

Net earnings.  Earnings from continuing operations were $16.3 million for the six months ended August 31, 2017 as compared to $13.5 million for the comparable period last year, an increase of $2.9 million.  Earnings from continuing operations per diluted share for the six months ended August 31, 2017 was $0.64, compared to $0.52 for the same six month period last year.  There were no discontinued operations during the six months ended August 31, 2017, compared to a net loss from discontinued operations of ($0.91) per diluted share in the same six month period last year.  Overall, the Company realized a net profit of $0.64 per diluted share for the six months ended August 31, 2017 compared to a net loss of ($0.39) per diluted share for the six months ended August 31, 2016.

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

	August 31,	February 28,
(Dollars in thousands)	2017	2017
Working Capital	$128,620	$119,282
Cash and cash equivalents	$83,865	$80,466

Working Capital.  Our working capital increased $9.3 million or 7.8%, from $119.3 million at February 28, 2017 to $128.6 million at August 31, 2017.  Our working capital was impacted primarily by an increase in our cash of $3.4 million, an increase in our inventories of $1.3 million and a reduction of our accounts payable of approximately $3.4 million. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 5.0 to 1.0 at February 28, 2017 to 5.9 to 1.0 at August 31, 2017.

	Six months ended August 31,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$19,176	$29,078
Net cash provided by (used in) investing activities	$(2,915)	$105,253
Net cash used in financing activities	$(12,862)	$(57,063)

Cash flows from operating activities.  Cash provided by operating activities decreased by $9.9 million from $29.1 million for the six months ended August 31, 2016 to $19.2 million for the six months ended August 31, 2017.  Our decreased operational cash flows in comparison to the comparable period last year was primarily the result of five factors: (i) a decrease in operating cash flows from the recognition of a pre-tax loss of $36.8 million of our former Apparel Segment that was sold in the first quarter of last fiscal year, (ii) increased earnings of $26.4 million, (iii) an increase of $4.1 million in our prepaid expenses and income taxes, (iv) an increase in our inventories by $0.8 million, and (v) a decrease in account payable and accrued expenses of $2.9 million.

Cash flows from investing activities. Cash provided by (used in) investing activities decreased $108.2 million from $105.3 million provided to $2.9 million used for the six months ended August 31, 2016 and August 31, 2017, respectively.  This was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016, offset by $0.4 million more in cash used for the acquisition of businesses.  In addition, during the six months ended August 31, 2107 we used $1.6 million in cash on capital expenditures, compared to $0.9 million during the same period last year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

Cash flows from financing activities.  We used $44.2 million less in cash from financing activities this period than during the same period last year.  We used $10.0 million in cash during the comparable period last year to pay down our debt, compared to no repayment of debt in this period.  We used $48.2 million last year to pay dividends which included a special one-time dividend of $1.50 per share that was paid as a result of the sale of the Apparel Segment, whereas we used $9.6 million to pay dividends this year.  We used $3.3 million to repurchase our common stock under our stock repurchase program during the six months ended August 31, 2017, whereas we used $1.8 million to repurchase shares of our common stock during the six months ended August 31, 2016.  In addition, we received $2.9 million from the exercise of stock options in the comparable period last year, whereas in this period no stock options were exercised.

Credit Facility.  The Company’s Credit Facility, extended to the Company until August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 2.3% (3 month LIBOR + 1.0%) at August 31, 2017 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of August 31, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2018. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2018.  We made contributions totaling $3.0 million to our Pension Plan during fiscal 2017. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At August 31, 2017, we had an unfunded pension liability recorded on our balance sheet of $4.8 million.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2017 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of August 31, 2017.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at August 31, 2017.  The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2017 would be approximately $0.3 million.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2017 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the 2016 calendar year, the Board authorized the repurchase of up to an aggregate of $40.0 million of the Company’s stock through the Company’s stock repurchase program.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the six months ended August 31, 2017, the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of August 31, 2017 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
June 1, 2017 - June 30, 2017	—	$—	—	$18,377,146
July 1, 2017 - July 31, 2017	—	$—	—	$18,377,146
August 1, 2017 - August 31, 2017	—	$—	—	$18,377,146
Total	—	$—	—	$18,377,146

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)	Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, June 16, 1988 and November 4, 1998.*

Exhibit 3.1(b)

Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007(File No. 001-05807).

Exhibit 3.2

Fourth Amended and Restated Bylaws of Ennis, Inc., dated July 10, 2017, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2017 (File No. 001-05807).

Exhibit 10.1

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).

Exhibit 10.2

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).

Exhibit 10.3

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, filed on October 6, 2017, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 6, 2017	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 6, 2017	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer