Form 10-Q
period 2017-11-30
ENNIS, INC.
filed 2018-01-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2017

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

As of December 29, 2017, there were 25,416,890 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	February 28,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$92,930	$80,466
Accounts receivable, net of allowance for doubtful receivables of $1,306 at November 30, 2017 and $1,674 at February 28, 2017	38,409	37,368
Prepaid expenses	1,228	1,351
Prepaid income taxes	888	855
Inventories	27,799	27,965
Assets held for sale	1,320	1,245
Total current assets	162,574	149,250
Property, plant and equipment
Plant, machinery and equipment	135,367	136,584
Land and buildings	53,587	53,821
Other	23,556	23,644
Total property, plant and equipment	212,510	214,049
Less accumulated depreciation	166,274	164,054
Net property, plant and equipment	46,236	49,995
Goodwill	70,603	70,603
Intangible assets, net	50,746	53,927
Other assets	357	510
Total assets	$330,516	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

	November 30,	February 28,
	2017	2017
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,988	$14,202
Accrued expenses
Employee compensation and benefits	14,775	13,515
Taxes other than income	357	225
Other	1,880	2,026
Total current liabilities	27,000	29,968
Long-term debt	30,000	30,000
Liability for pension benefits	4,846	4,846
Deferred income taxes	7,408	6,953
Other liabilities	1,511	1,163
Total liabilities	70,765	72,930
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30 and February 28, 2017	75,134	75,134
Additional paid-in capital	121,010	121,525
Retained earnings	160,648	150,685
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(14,517)	(15,261)
Total accumulated other comprehensive loss	(14,517)	(15,261)
Treasury stock	(82,524)	(80,728)
Total shareholders’ equity	259,751	251,355
Total liabilities and shareholders' equity	$330,516	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Net sales	$93,606	$88,660	$283,083	$270,316
Cost of goods sold	63,722	63,368	192,493	191,292
Gross profit margin	29,884	25,292	90,590	79,024
Selling, general and administrative	16,699	15,833	51,167	47,961
(Gain) loss from disposal of assets	(4)	264	59	266
Income from operations	13,189	9,195	39,364	30,797
Other income (expense)
Interest expense	(163)	(172)	(557)	(405)
Other, net	108	88	238	92
Total other expense	(55)	(84)	(319)	(313)
Earnings from continuing operations before income taxes	13,134	9,111	39,045	30,484
Income tax expense	4,860	3,371	14,447	11,277
Earnings from continuing operations	8,274	5,740	24,598	19,207
Income from discontinued operations, net of tax	—	—	—	2,481
Loss on sale of discontinued operations, net of tax	—	—	—	(26,042)
Loss from discontinued operations, net of tax	—	—	—	(23,561)
Net earnings (loss)	$8,274	$5,740	$24,598	$(4,354)
Weighted average common shares outstanding
Basic	25,360,452	25,673,824	25,387,389	25,802,658
Diluted	25,393,482	25,683,613	25,409,259	25,818,146
Earnings (loss) per share - basic and diluted
Continuing operations	$0.33	$0.22	$0.97	$0.74
Discontinued operations	$—	$—	$—	$(0.91)
Net earnings (loss)	$0.33	$0.22	$0.97	$(0.17)

Cash dividends per share	$0.200	$0.175	$0.575	$2.025

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Net earnings (loss)	$8,274	$5,740	$24,598	$(4,354)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	9,940
Adjustment to pension, net of deferred taxes	248	—	744	—
Comprehensive income	$8,522	$5,740	$25,342	$5,586

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355
Net earnings	—	—	—	24,598	—	—	—	24,598
Adjustment to pension, net of deferred tax of $456	—	—	—	—	744	—	—	744
Dividends paid ($0.575 per share)	—	—	—	(14,635)	—	—	—	(14,635)
Stock based compensation	—	—	1,002	—	—	—	—	1,002
Exercise of stock options and restricted stock	—	—	(1,517)	—	—	88,105	1,517	—
Common stock repurchases	—	—	—	—	—	(191,178)	(3,313)	(3,313)
Balance November 30, 2017	30,053,443	$75,134	$121,010	$160,648	$(14,517)	(4,789,894)	$(82,524)	$259,751

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	November 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$24,598	$(4,354)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	6,016	5,944
Amortization of deferred finance charges	85	36
Amortization of intangible assets	4,566	3,494
Pre-tax loss from discontinued operations	—	36,775
Operating cash flows of discontinued operations	—	538
Loss from disposal of assets	59	266
Bad debt expense, net of recoveries	(231)	118
Stock based compensation	1,002	1,019
Deferred income taxes	(1)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(810)	1,426
Prepaid expenses and income taxes	90	(1,620)
Inventories	247	722
Other assets	67	(593)
Accounts payable and accrued expenses	(3,418)	(3,121)
Other liabilities	348	(7)
Liability for pension benefits	1,200	1,917
Net cash provided by operating activities	33,818	42,560
Cash flows from investing activities:
Capital expenditures	(2,092)	(1,912)
Purchase of businesses, net of cash acquired	(1,350)	(907)
Proceeds from sale of discontinued operations	—	107,354
Investing cash flows of discontinued operations	—	(279)
Proceeds from disposal of plant and property	36	663
Net cash provided by (used in) investing activities	(3,406)	104,919
Cash flows from financing activities:
Repayment of debt	—	(10,000)
Dividends paid	(14,635)	(52,724)
Common stock repurchases	(3,313)	(7,757)
Proceeds from exercise of stock options	—	2,910
Net cash used in financing activities	(17,948)	(67,571)
Net change in cash and cash equivalents	12,464	79,908
Cash and cash equivalents at beginning of period	80,466	7,957
Cash and cash equivalents at end of period	$92,930	$87,865

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017, from which the accompanying consolidated balance sheet at February 28, 2017 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

On May 25, 2016, the Company sold Alstyle Apparel, LLC and its subsidiaries, which constituted the Company’s apparel segment (the “Apparel Segment”), to Gildan Activewear Inc.  As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The update is required to be adopted the first quarter of fiscal year 2019 and is required to be retrospectively adopted.  The Company is currently evaluating the impact the adoption of ASU 2017-07 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to measure goodwill impairment.  The amendments in ASU 2017-04 require that goodwill impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The amendments in ASU 2017-04 should be applied on a prospective basis and are effective for annual or any interim goodwill impairment tests in annual reporting periods beginning after December 15, 2019.  The Company adopted ASU 2017-04 on June 1, 2017, which had no impact on the Company’s consolidated financial statements at the time of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting.  For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of fiscal year 2020.  Early adoption of ASU 2016-02 is permitted.  The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.  The standard will be effective for us in the first quarter of fiscal 2019.  We have a project plan in place for the transition to revenue recognition in accordance with Topic 606, including necessary changes to accounting processes, procedures and internal controls. Our initial evaluation is that the timing of revenue recognition for our various revenue streams would not be materially impacted by the adoption of this standard.  Thus, we do not expect the adoption of this standard to materially impact our consolidated financial statements, but we are still evaluating the impact on our financial statement disclosures.  As we continue our assessment, we are reviewing selected revenue contracts in detail to validate our initial conclusions. We will adopt using the modified retrospective approach with any cumulative effect recognized in retained earnings on the date of adoption.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,318	$1,820	$1,674	$2,041
Bad debt expense, net of recoveries	17	15	(231)	118
Accounts written off	(29)	(203)	(137)	(527)
Balance at end of period	$1,306	$1,632	$1,306	$1,632

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2017	2017
Raw material	$16,584	$16,130
Work-in-process	3,336	3,199
Finished goods	7,879	8,636
	$27,799	$27,965

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

The following is a summary of the final purchase price allocation for Independent (in thousands):

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

	Three months ended	Nine months ended
	November 30, 2016	November 30, 2016
Pro forma net sales	$97,803	$297,745
Pro forma net earnings	5,990	19,957
Pro forma earnings per share - diluted	0.23	0.77

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that have been eliminated from continuing operations.  The following tables show the key components on the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Carrying value of disposed	(130,174)
Expenses related to sales (1)	(4,365)
Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments
recorded in other comprehensive income	(16,109)
Loss on sale of sale of discontinued operations	$(40,648)

(1)	Includes the termination fee, in the amount of $3.0 million, paid as a result of the termination of a prior purchase agreement for the sale of the Apparel Segment to Alstyle Operations, LLC.

Nine months ended
November 30, 2016
Net sales	$41,038
Income from discontinued operations before income taxes	3,873
Loss on sale of discontinued operations before income taxes	(40,648)
Loss on discontinued operations before income taxes	(36,775)
Income tax benefit	(13,214)
Net loss from discontinued operations	$(23,561)

6. Goodwill and Intangible Assets

Beginning March 1, 2017, given the general declining trend line of print sales, and its expected continuance into the foreseeable future, the Company elected to treat the recorded value of trademarks/trade names as no longer being an indefinite-lived asset. As such, as of March 1, 2017, the Company began amortizing the carrying value of these assets over their estimated remaining useful life, approximately 17 - 19 years.  The amortization expense associated with this election is expected to increase the Company’s selling, general and administrative expense line by approximately $830,000 during fiscal year 2018.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2017	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	16.2	$19,625	$2,109	$17,516
Customer lists	8.3	58,040	24,884	33,156
Noncompete	0.1	175	130	45
Patent	0.3	783	754	29
Total	11.0	$78,623	$27,877	$50,746

As of February 28, 2017
Amortized intangible assets
Trademarks and trade names	8.0	$3,642	$1,234	$2,408
Customer lists	8.9	57,347	21,336	36,011
Noncompete	0.8	175	86	89
Patent	1.0	783	655	128
Total	8.8	$61,947	$23,311	$38,636

	November 30,	February 28,
	2017	2017
Non-amortizing intangible assets
Trademarks and trade names	$—	$15,291

Aggregate amortization expense for the nine months ended November 30, 2017 and November 30, 2016 was $4.6 million and $3.5 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2018	$5,992
2019	5,558
2020	5,476
2021	5,406
2022	5,363

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2016	$64,537
Goodwill acquired	6,066
Goodwill impairment	—
Balance as of February 28, 2017	70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of November 30, 2017	$70,603

During the fiscal year ended February 28, 2017, $6.1 million was added to goodwill related to the acquisition of Independent.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses as of the dates indicated (in thousands):

	November 30,	February 28,
	2017	2017
Accrued taxes	$140	$329
Accrued legal and professional fees	438	414
Accrued interest	134	98
Accrued utilities	111	90
Accrued acquisition related obligations	759	789
Accrued credit card fees	127	119
Other accrued expenses	171	187
	$1,880	$2,026

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2017	2017
Revolving credit facility	$30,000	$30,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of November 30, 2017, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 2.5% (3 month LIBOR + 1.0%) at November 30, 2017 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of November 30, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

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

During the nine months ended November 30, 2017 the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of November 30, 2017 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to the stock repurchase program, the Company purchased 145 shares of its common stock during the nine months ended November 30, 2017.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors.  At November 30, 2017, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 529,408 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2017.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended November 30, 2017 and November 30, 2016, the Company included compensation expense related to share-based compensation of $0.3 million ($0.2 million net of tax), and $0.3 million ($0.2 million net of tax), respectively, in selling, general, and administrative expenses.  For the nine months ended November 30, 2017 and November 30, 2016, the Company included compensation expense related to share-based compensation of $1.0 million ($0.6 million net of tax), and $1.0 million ($0.6 million net of tax), respectively, in selling, general, and administrative expenses.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2017:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2017	172,496	$15.95	4.2	$223
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at November 30, 2017	172,496	$15.95	3.5	$896
Exercisable at November 30, 2017	170,880	$15.97	3.4	$884

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the nine months ended November 30, 2017 and November 30, 2016.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Total cash received	$—	$—	$—	$2,910
Income tax benefits	—	—	—	—
Total grant-date fair value	—	—	—	532
Intrinsic value	—	—	—	969

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

A summary of the Company’s unvested stock options at November 30, 2017 and the changes during the nine months ended November 30, 2017 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2017	5,073	$2.41
New grants	—	—
Vested	(3,457)	2.48
Forfeited	—	—
Unvested at November 30, 2017	1,616	$2.24

As of November 30, 2017, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options granted under the Plan.  The weighted average remaining requisite service period of the unvested stock options was 0.4 years.

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2017	166,546	$16.35
Granted	74,900	16.30
Terminated	—	—
Vested	(88,105)	15.91
Outstanding at November 30, 2017	153,341	$16.58

As of November 30, 2017, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.8 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$271	$292	$812	$875
Interest cost	567	593	1,702	1,779
Expected return on plan assets	(948)	(917)	(2,845)	(2,749)
Amortization of:
Unrecognized net loss	510	671	1,531	2,012
Net periodic benefit cost	$400	$639	$1,200	$1,917

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of ERISA.  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2018.  However, the Company made a cash contribution to the Pension Plan of $3.0 million on December 28, 2017 for fiscal year 2018.  The Company contributed $3.0 million to the Pension Plan during fiscal year 2017.

12. Earnings (loss) per Share

Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended November 30, 2017, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  For the nine months ended November 30, 2017, 42,500 shares related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock.  For the three and nine months ended November 30, 2016, 95,692 and 42,500 shares related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	25,360,452	25,673,824	25,387,389	25,802,658
Effect of dilutive options	33,030	9,789	21,870	15,488
Diluted weighted average common shares outstanding	25,393,482	25,683,613	25,409,259	25,818,146
Earnings (loss) per share - basic and diluted
Earnings per share on continuing operations	$0.33	$0.22	$0.97	$0.74
Earnings per share on discontinued operations	—	—	—	0.10
Loss per share on sale of discontinued operations	—	—	—	(1.01)
Loss on discontinued operations	—	—	—	(0.91)
Net earnings (loss)	$0.33	$0.22	$0.97	$(0.17)
Cash dividends	$0.200	$0.175	$0.575	$2.025

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At November 30, 2017, cash balances included $92.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On December 21, 2017, the Board declared a quarterly cash dividend of 20 cents per share, which will be paid on February 9, 2018 to the shareholders of record on January 12, 2018.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 and is effective for tax years beginning after December 31, 2017.  The Company is currently evaluating the impact of the Act on the consolidated financial statements.  Management expects the Company’s effective tax rate and net deferred tax liabilities to decrease as a result of the reduction of the corporate tax rate from 35% to 21%, which will be partially offset by the elimination or reduction of certain tax deductions.

In conjunction with the signing of the Act, the Ennis Board of Directors approved a special one-time bonus to more than 2,200 non-management employees in the amount of $500 each.  This payment will take place with the first payroll period in January 2018.

In addition, in response to the Act, the Board of Directors declared a special one-time cash dividend of 10 cents per share of our common stock.  The dividend will be paid on February 9, 2018 to the shareholders of record on January 12, 2018.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

During the fourth quarter of fiscal year 2016, we moved our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility.  The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the first half of fiscal year 2017.  However, during the second half of fiscal year 2017 we saw a turnaround and the operations were marginally profitable.  We have continued to see this momentum carry over into this fiscal year.  In addition, our medical claims during fiscal year 2017 exceeded historical levels, which resulted in us incurring an additional $4.3 million in increased medical charges that had a negative impact on our earnings.  To mitigate further medical charges, we implemented a new cost reimbursement program, as well as other changes to our health plan, as of the start of the calendar year 2017.  Initial indications through the current fiscal year have been positive.  While we are still in the early stages of this program and actual cost savings may vary from anticipated levels, we continue to believe that our future medical claims expenses will trend more in line with historical levels.

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

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, and Hoosier Data Forms®. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

We sell predominantly through private printers and independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., a wholly-owned subsidiary, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user).  Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Production capacity and price competition within our industry – Due to the number of paper mills worldwide, some paper pricing has been and is expected to remain fairly weak. The strong dollar during the first half of the year attracted cheaper material into the United States notwithstanding the trade tariffs imposed, which has impaired the price advantage larger suppliers have held over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the dollar, the price advantage of foreign imports has for the most part dissipated and resulted in lower volumes of imported paper.  This, with the shrinking of some domestic mill capacity, has allowed domestic producers to announce price increases across all paper grades. Even with the shrinking of domestic capacity and lower imports, most reports still indicate there to be an imbalance in the domestic marketplace for most grades due to lower demand.  Therefore, it is too early to tell whether or not these announced price increases will truly stick and have to be passed on to the marketplace.  In the past, the Company has been fairly successful in passing increases through to the marketplace over time.  We will continue to focus our efforts on effectively managing and controlling our product costs to minimize these effects on our operational results, primarily through the use of forecasting, production and costing models, as well as working

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

closely with our domestic suppliers to reduce our procurement costs.  We will continue to look for ways to reduce as well as leverage our fixed costs.  As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when these negative factors swing the other way.

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

These statements reflect the current views and assumptions of management with respect to future events.  The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and exclude the discontinued operations of the Apparel Segment.  The operating results of the Company for the three and nine months ended November 30, 2017 and the comparative periods for 2016 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (Dollars in thousands, except per share amounts)	2017		2016		2017		2016
Net sales	$93,606	100.0%	$88,660	100.0%	$283,083	100.0%	$270,316	100.0%
Cost of goods sold	63,722	68.1	63,368	71.5	192,493	68.0	191,292	70.8
Gross profit margin	29,884	31.9	25,292	28.5	90,590	32.0	79,024	29.2
Selling, general and administrative	16,699	17.8	15,833	17.8	51,167	18.1	47,961	17.7
(Gain) loss from disposal of assets	(4)	—	264	0.3	59	—	266	0.1
Income from operations	13,189	14.1	9,195	10.4	39,364	13.9	30,797	11.4
Other expense, net	(55)	(0.1)	(84)	(0.1)	(319)	(0.1)	(313)	(0.1)
Earnings from continuing operations before income taxes	13,134	14.0	9,111	10.3	39,045	13.8	30,484	11.3
Provision for income taxes	4,860	5.2	3,371	3.8	14,447	5.1	11,277	4.2
Earnings from continuing operations	8,274	8.8%	5,740	6.5%	24,598	8.7%	19,207	7.1%
Income from discontinued operations, net of tax	—	—	—	—	—	—	2,481	0.9
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(26,042)	(9.6)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—	(23,561)	(8.7)
Net earnings (loss)	$8,274	8.8%	$5,740	6.5%	$24,598	8.7%	$(4,354)	-1.6%

Earnings (loss) per share - diluted
Continuing operations	$0.33		$0.22		$0.97		$0.74
Discontinued operations	—		—		—		0.10
	0.33		0.22		0.97		0.84
Sale of discontinued operations	—		—		—		(1.01)
Net earnings (loss)	$0.33		$0.22		$0.97		$(0.17)

Three months ended November 30, 2017 compared to three months ended November 30, 2016

Net Sales.  Our net sales were $93.6 million for the quarter ended November 30, 2017, compared to $88.7 million for the same quarter last year, or an increase of $4.9 million, or 5.5%.  The market continues to be fairly soft with competitive pricing pressures.  However, the current reversal of some of the dollar’s strength has made domestic paper production more attractive.  This factor, along with the shrinking of some domestic mill capacity, has resulted in the announcement of some recent paper price increases.  It is still too early to tell whether or not these will stick and be passed through to the marketplace.  If so, this may offset some of the normal industry sales attrition expected in the marketplace.   The acquisition of Independent, which was completed in January 2017 and which is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes, contributed $9.8 million in net sales during the three months ended November 30, 2017.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

Cost of Goods Sold.  Our cost of goods sold increased slightly by $0.3 million from $63.4 million for the three months ended November 30, 2016 to $63.7 million for the three months ended November 30, 2017, or 0.5%. Our gross profit margin (“margin”) was $29.9 million for the quarter, or 31.9% of net sales, compared to $25.3 million, or 28.5% of net sales, for the same quarter last year.  During the third quarter of fiscal 2017 our margin was negatively impacted by increased medical expenses of approximately $1.4 million.

Selling, general, and administrative expense.  For the three months ended November 30, 2017, our selling, general, and administrative (“SG&A”) expenses were $16.7 million compared to $15.8 million for the three months ended November 30, 2016, or an increase of 5.7%.  As a percentage of net sales, the SG&A expenses were 17.8% and 17.8% for the three months ended November 30, 2017 and November 30, 2016, respectively.  The acquisition of Independent added $2.0 million in SG&A expenses during the quarter, or 20.2% of its respective net sales.  As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with our historical SG&A percentage.  In addition to the foregoing, the Company changed its accounting practice for handling its trademarks/trade names from an indefinite life to a finite life method.  This change in accounting method added approximately $0.2 million to SG&A expense during the current quarter.

(Gain) loss from disposal of assets.  The $4,000 net gain from disposal of assets during the quarter related primarily to the sale of manufacturing equipment.  The $0.3 million net loss during the same quarter last year related primarily to the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by a $0.2 million gain on the sale a second unused manufacturing facility and equipment.

Income from operations.  As a result of the above factors, our income from operations for the three months ended November 30, 2017 was $13.2 million, or 14.1% of net sales, as compared to $9.2 million, or 10.4% of net sales, for the three months ended November 30, 2016.  The acquisition of Independent contributed approximately $1.3 million of income during the third quarter of this fiscal year.

Other expense.  Other expense was $0.1 million for the three months ended November 30, 2017 and November 30, 2016.

Provision for income taxes. Our effective tax rate for operations was 37.0% for the three months ended November 30, 2017 and November 30, 2016.

Net earnings.  Earnings from operations were $8.3 million for the three months ended November 30, 2017 as compared to $5.7 million for the comparable quarter last year, an increase of 45.6%.  Earnings from operations per diluted share for the three months ended November 30, 2017 was $0.33, compared to $0.22 for the same quarter last year.  There were no discontinued operations during the three months ended November 30, 2017 and November 30, 2016.

Nine months ended November 30, 2017 compared to nine months ended November 30, 2016

Net Sales.  Our net sales were $283.1 million for the nine month period ended November 30, 2017, compared to $270.3 million for same period last year, or an increase of 4.7%.  The market continues to be fairly soft with competitive pricing pressures which intensified with the influx of cheaper off-shore paper coming into the United States during the first half of the year. However, the current reversal of some of the dollar’s strength has made domestic paper production more attractive.  This, with the shrinking of some domestic mill capacity, has resulted in the announcement of some recent paper price increases.  It is still too early to tell whether or not these announced increases will stick and be passed through to the marketplace.  If so, this may offset some of the normal industry sales attrition expected in the marketplace.  The acquisition of Independent in January of 2017, which is an integral part of our strategy to offset normal industry revenue declines, contributed $29.9 million in net sales during the nine months ended November 30, 2017.

Cost of Goods Sold.  Our cost of goods sold was $192.5 million for the nine months ended November 30, 2017, compared to $191.3 million for the same period last year, a slight increase of $1.2 million, or 0.6%. Our margin was $90.6 million for the nine month period ended November 30, 2017, or 32.0% of net sales, compared to $79.0 million, or 29.2% of net sales, for the same nine month period last year.  For the same nine month period last year, our margin was negatively impacted by the costs associated with the move of our folder operations in Nebraska to Kansas.  The start-up training process for the labor force decreased efficiencies, thereby decreasing our sales and negatively impacting our margins for the nine months ended November 30, 2016 by an estimated $3.0 million for the period.  In addition, we incurred additional medical expenses due to our medical claims exceeding our historical levels during our second and third quarters; this impacted our margin for the nine months ended November 30, 2016 by approximately $2.9 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

Selling, general, and administrative expense.  Our SG&A expenses were $51.2 million for the nine months ended November 30, 2017, compared to $48.0 million for the same period last year, or an increase of 6.7%.  As a percentage of net sales, the SG&A expenses were 18.1% and 17.7% for the nine months ended November 30, 2017 and November 30, 2016, respectively.  The acquisition of Independent added $6.3 million in SG&A expenses during the nine month period ended November 30, 2017, or 21.2% of its respective net sales.  As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with our historical SG&A percentage.  In addition to the foregoing, the Company changed its accounting practice for handling its trademarks/trade names from an indefinite life to a finite life method.  This change in accounting method added approximately $0.6 million to SG&A expense during the nine month period ended November 30, 2017.

Loss from disposal of assets.  The $59,000 net loss from disposal of assets during the nine months ended November 30, 2017 related primarily to the sale of manufacturing equipment.  The $0.3 million net loss from disposal of assets during the nine months ended November 30, 2016 resulted primarily from the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by a $0.2 million gain from the sale of a second unused manufacturing facility and equipment.

Income from operations.  Our income from continuing operations for the nine months ended November 30, 2017 was $39.4 million, or 13.9% of net sales, as compared to $30.8 million, or 11.4% of net sales, for the nine months ended November 30, 2016.  The acquisition of Independent contributed approximately $4.2 million of income during the current nine month period.

Other expense.  Other expense was $0.3 million for the nine months ended November 30, 2017 and November 30, 2016.

Provision for income taxes. Our effective tax rate for continuing operations was 37.0% for both the nine months ended November 30, 2017 and the nine months ended November 30, 2016.

Net earnings (loss).  Earnings from continuing operations were $24.6 million for the nine months ended November 30, 2017 as compared to $19.2 million for the comparable period last year, an increase of $5.4 million.  Earnings from continuing operations per diluted share for the nine months ended November 30, 2017 was $0.97, compared to $0.74 for the same nine month period last year.  There were no discontinued operations during the nine months ended November 30, 2017, compared to a net loss from discontinued operations of ($0.91) per diluted share in the same nine month period last year.  Overall, the Company realized a net profit of $0.97 per diluted share for the nine months ended November 30, 2017 compared to a net loss of ($0.17) per diluted share for the nine months ended November 30, 2016.

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

	November 30,	February 28,
(Dollars in thousands)	2017	2017
Working Capital	$135,574	$119,282
Cash and cash equivalents	$92,930	$80,466

Working Capital.  Our working capital increased $16.3 million or 13.7%, from $119.3 million at February 28, 2017 to $135.6 million at November 30, 2017.  Our working capital was impacted primarily by an increase in our cash of $12.5 million, an increase in our receivables of $1.0 million and a reduction of our current liabilities of approximately $3.0 million. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 5.0 to 1.0 at February 28, 2017 to 6.0 to 1.0 at November 30, 2017.

	Nine months ended November 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$33,818	$42,560
Net cash provided by (used in) investing activities	$(3,406)	$104,919
Net cash used in financing activities	$(17,948)	$(67,571)

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

Cash flows from operating activities.  Cash provided by operating activities decreased by $8.7 million from $42.6 million for the nine months ended November 30, 2016 to $33.8 million for the nine months ended November 30, 2017.  Our decreased operational cash flows in comparison to the comparable period last year was primarily the result of four factors: (i) a decrease in operating cash flows from the recognition of a pre-tax loss of $36.8 million of our former Apparel Segment that was sold in the first quarter of last fiscal year, (ii) increased earnings of $29.0 million, (iii) an increase of $1.7 million in our prepaid expenses and income taxes, and (iv) a decrease in our receivables by $2.2 million.

Cash flows from investing activities. Cash provided by (used in) investing activities decreased $108.3 million from $104.9 million provided to $3.4 million used for the nine months ended November 30, 2016 and November 30, 2017, respectively.  This was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016, offset by $0.4 million more in cash used for the acquisition of businesses.  In addition, during the nine months ended November 30, 2017 we used $2.1 million in cash on capital expenditures, compared to $1.9 million during the same period last year.

Cash flows from financing activities.  We used $49.6 million less in cash from financing activities this period than during the same period last year.  We used $10.0 million in cash during the comparable period last year to pay down our debt, compared to no repayment of debt in this period.  We used $52.7 million last year to pay dividends which included a special one-time dividend of $1.50 per share that was paid as a result of the sale of the Apparel Segment, whereas we used $14.6 million to pay dividends this year.  We used $3.3 million to repurchase our common stock under our stock repurchase program during the nine months ended November 30, 2017, whereas we used $7.8 million to repurchase shares of our common stock during the nine months ended November 30, 2016.  In addition, we received $2.9 million from the exercise of stock options in the comparable period last year, whereas in this period no stock options were exercised.

Credit Facility.  The Company’s Credit Facility, extended to the Company until August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 2.5% (3 month LIBOR + 1.0%) at November 30, 2017 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of November 30, 2017, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2018. However, we made a cash contribution to the Pension Plan of $3.0 million on December 28, 2017 for fiscal year 2018.  We made contributions totaling $3.0 million to our Pension Plan during fiscal 2017. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At November 30, 2017, we had an unfunded pension liability recorded on our balance sheet of $4.8 million.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  To date we have spent approximately $2.1 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2017 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of November 30, 2017.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at November 30, 2017.  The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2017 would be approximately $0.3 million.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2017 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

During the nine months ended November 30, 2017, the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of November 30, 2017 there was $18.4 million available to repurchase shares of the Company’s common stock under the program. Unrelated to the stock repurchase program, the Company purchased 145 shares of its common stock during the nine months ended November 30, 2017.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
September 1, 2017 - September 30, 2017	—	$—	—	$18,377,146
October 1, 2017 - October 31, 2017	145	$20.30	—	$18,377,146
November 1, 2017 - November 30, 2017	—	$—	—	$18,377,146
Total	145	$20.30	—	$18,377,146

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)

Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, June 16, 1988 and November 4, 1998, incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Form 10-Q filed on October 6, 2017 (File No. 001-05807).

Exhibit 3.1(b)

Amendment to Articles of Incorporation, dated June 17, 2004, incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 filed on May 9, 2007 (File No. 001-05807).

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, filed on January 5, 2018, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 5, 2018	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 5, 2018	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer