Form 10-K
period 2018-02-28
ENNIS, INC.
filed 2018-05-11
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated Filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company.	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2017 was approximately $467 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2018 was 25,489,502.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2018

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

On April 30, 2018, we acquired the assets of a tag and label operation located in New York for $4.75 million in cash plus the assumption of trade payables.  On July 7, 2017, we acquired the assets of a tag operation located in Ohio, for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

On January 27, 2017, we completed the acquisition of Independent Printing Company, Inc. and its related entities (collectively “Independent”) for $17.7 million in cash consideration, in a stock purchase transaction.  Independent’s main facility located in DePere, Wisconsin. The business produces presentation folders, checks, wide format and commercial print. Independent operates under its brand name and generated approximately $37.0 million in sales during the 2016 calendar year.  Independent sells mainly through distributors and resellers. We now have four folder facilities located in Michigan, Kansas, California and Wisconsin, as well as wide format capabilities in Colorado and Wisconsin.

On May 25, 2016 the Company sold its apparel business, consisting of Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”) to Gildan Activewear Inc. (“Gildan”) for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Unit Purchase Agreement dated May 4, 2016.  In connection with the sale of the Apparel Segment to Gildan, the Company was required to place $2.0 million of the purchase price in escrow as a source of funds to pay any liabilities that arose post-closing from an employment contract with a former officer of the Company.  The Company believed in good faith, based on consultation with its advisors, that no liability existed with respect to the employment contract, and as such, recorded a receivable for the full amount of the funds held in escrow.  In January 2017, the purchaser, without notice to the Company, voluntarily paid $2.0 million to the former officer of the Company and requested that all of the escrowed funds be released to it as reimbursement.  The Company denied the request, due in part because of the purchaser’s failure to provide the Company prior notice and a right to defend as the Company believes was contractually required.  In February 2018 an arbitrator ruled in favor of Gildan but did not authorize the release of the escrow funds, as his opinion was appealable.  Although the Company has filed a complaint to vacate the arbitrator’s opinion, in the fourth quarter of fiscal year 2018 the Company wrote off the full amount of the receivable.

During the fourth quarter of fiscal year 2016, we moved our folder operations from Omaha, Nebraska to Columbus, Kansas, due to the landlord’s desire to sell the facility.  The move and inefficiencies associated with starting-up and training new employees had a negative impact on revenues and operational margins over the first half of fiscal year 2017.  However, during the second half of fiscal year 2017 we saw a turnaround and the operations were marginally profitable.  This momentum largely carried over into the 2018 fiscal year.  In addition, our medical claims during fiscal year 2017 exceeded historical levels, which resulted in us incurring an additional $4.3 million in increased medical charges that had a negative impact on our earnings.  To mitigate further medical charges, we implemented a new cost reimbursement program, as well as other changes to our health plan, as of the start of the calendar year 2017.  At the completion of the first year of this program, we are encouraged with the results.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 56 manufacturing plants throughout the United States in 20 strategically located states. Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, and Hayes Graphics®.  We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Atlas Tag & Label®, Kay Toledo Tag® and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

We sell predominantly through private printers and independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., our wholly-owned subsidiary, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user).  Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

The printing industry generally sells its products either predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley and Sons, Staples, Inc., Standard Register Co. (a subsidiary of Taylor Corporation), and Cenveo, Inc., or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent dealers.

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

Patents, Licenses, Franchises and Concessions

Outside of the patent for our VersaSeal® product, we do not have any significant patents, licenses, franchises, or concessions.

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business.  We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcelSM, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Curtis Business FormsSM, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally.

Customers

No single customer accounts for as much as five percent of our consolidated net sales or accounts receivable.

Backlog

At February 28, 2018, our backlog of orders was approximately $17.4 million, as compared to approximately $14.9 million at February 28, 2017.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2018, 2017 or 2016.

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

Employees

At February 28, 2018, we had 2,183 employees.  210 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.

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

Our results of operations can be affected by local, national and worldwide market conditions.  The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen in the past, can all impact economic activity.   Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility.  Certain macroeconomic events, such as the past crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.  Whether we can manage these risks effectively depends mainly on the following:

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

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00.  Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets, etc.  A breach of any of these covenants could result in a default under our credit facility.  In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.  As of February 28, 2018, we were in compliance with all terms and conditions of our credit facility, which matures on August 11, 2020, and have cash on hand in excess of 3.2 times our current outstanding debt level.

Declining financial market conditions and continued decline in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 20% of our employees.  Included in our financial results are Pension Plan costs that are measured using actuarial valuations.  The actuarial assumptions used may differ from actual results.  In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels.  A decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities.  Each 10 basis point change in the discount rate impacts our computed liability by about $900,000.  Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.  Also, continued changes in the mortality tables could potentially impact our funded status.  As of February 28, 2018, our pension plan was 98.7% funded on a projected benefit obligation (PBO) basis and 106.8% on an accumulated benefit obligation (ABO) basis.

We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

We have evaluated, and may continue to evaluate, potential acquisition transactions.  We attempt to address the potential risks inherent in assessing the attractiveness of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire.  Integrating acquired operations, such as our acquisition of Independent, involves significant risks and uncertainties, including maintenance of uniform standards, controls, policies and procedures; diversion of management’s attention from normal business operations during the integration process; unplanned expenses associated with integration efforts; and unidentified issues not discovered in due diligence, including legal contingencies.  Due to these risks and others, there can be no guarantee that the businesses we acquire will lead to the cost savings or increases in net sales that we expect or desire.  Additionally, there can be no assurance that suitable acquisition opportunities will be available in the future, which could harm our business plan.

We may be required to write down goodwill and other intangible assets, which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired.  The annual impairment test is based on several factors requiring judgment.  An impairment may be caused by any number of factors outside our control, such as a decline in market conditions caused by a recession, or protracted recovery there-from, or other factors like competitor’s pricing strategies, which may be tied to such economic events.  Though to date, we have not been required to take an impairment charge relating to our print business, continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although such a charge would be a non-cash expense, it would impact our reported operating results and financial position. At February 28, 2018, our consolidated goodwill and other intangible assets were approximately $70.6 million and $49.3 million, respectively.

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

As of February 28, 2018, approximately 10% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  While we feel we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

Paper is a commodity that is subject to periodic increases or decreases in price, which are sometimes quite significant. There is no effective market of derivative instruments to cost-effectively insulate us against unexpected changes in price of paper, and corporate negotiated purchase contracts provide only limited protection against price increases.  Generally, when paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers.  In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs.  As such, any significant increase in the price of paper or shortages in its availability, could have a material adverse effect on our results of operations.  Lately, paper pricing has been increasing due to higher pulp prices and reduced domestic capacity, which has been caused by capacity being taken off-line (planned or unplanned) or transferred to different paper types coupled with the impact of a cheaper dollar on foreign imports.  Fewer imports and less domestic capacity may cause higher prices and in some cases imposed allocations, which tends to put pressure on our selling prices and operating margins.

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

We are subject to taxation related risks.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied.  On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.  In the future, we may be subject to increased taxes under the Tax Act, including possible significant limitations on deductions for certain items, such as interest on debt, executive compensation, etc.  Also, we may be required to make material adjustments to provisional items recorded.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, which the Tax Act lowered to 21%, would not undergo additional changes in the future.  The final impact of the Tax Act on the Company may differ from the estimates reported, possibly materially, due to such factors as changes in interpretations and assumptions made, additional guidance that may be issued, and actions taken by the Company as a result of the Tax Act, among others.  All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

We incur transportation expenses to ship our products to our customers.  Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers.  Recently, due to imposed government regulations, the availability of drivers has become a significant challenge in the industry.  Costs to employ drivers have increased and transportation shortages have become more prevalent.

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

If our internal controls are found to be ineffective, our financial results or our stock price could be adversely affected.

We believe that we currently have adequate internal control procedures in place.  However, increased risk of internal control breakdowns generally exists in a business environment that is decentralized.  In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Our services depend on the reliability of computer systems we and our vendors maintain.  If these systems fail, our operations may be adversely affected.

We depend on information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems may disrupt our business and adversely affect our ability to operate and compete in the markets we serve.  These systems include systems that we own and operate, as well as systems of our vendors.  Such systems are susceptible to malfunctions and interruptions.  We also periodically upgrade and install new systems, which if installed or programmed incorrectly, may cause significant disruptions.  The disruptions could interrupt our operations and adversely affect our results of operations, financial condition and cash flows.

We may suffer a data breach of sensitive information, which may result in significant costs to investigate and remediate the breach, litigation expenses and government enforcement actions and penalties, all of which could have an adverse effect on our operations and reputation.

It is critically important for us to maintain the confidentiality, integrity and availability of our systems, software and solutions.  Many of our clients provide us with information they consider confidential or sensitive, and many of our client’s industries have established standards for safeguarding the confidentiality, integrity and availability of information relating to their businesses and customers.  Confidential and sensitive information stored in our systems or available through web portals are susceptible to cybercrime or intentional disruption, which generally have increased across all industries in terms of sophistication and frequency.  Disclosure of confidential information maintained on our systems or available through web portals due to human error, breach of our systems through cybercrime, a leak of confidential information due to employee misconduct or similar events may damage our reputation, subject us to regulatory enforcement action and cause significant reputational harm for our clients.  Any of these outcomes may adversely affect our results of operations, financial condition and cash flows.

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant.  Unfavorable changes in the cost of such benefits could impact our financial results and cash flow.  Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system.  While the Company has various cost controls measures in place and employs outsight and outside cost reviews on larger claims, this has been and is expected to continue to be a significant cost to the Company.  As seen during the fiscal year 2017, the Company incurred significant additional medical costs in excess of what we anticipated.  As such, effective with the start of calendar year 2017, the Company made changes to its medical reimbursement program.  Indications through the current fiscal year were positive with medical claims now trending more in line with historical levels.  Even so, medical costs are and will continue to be a significant expense to the Company.

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

All of the rented property is held under leases with original terms of one or more years, expiring at various times through October 2024. No difficulties are presently foreseen in maintaining or renewing leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Manufacturing	—	103,402
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Moultrie, Georgia	Held for Sale	25,000	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Denver, Colorado	Four Manufacturing Facilities	60,000	117,575
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Coon Rapids, Minnesota	Warehouse	—	4,800
Roseville, Minnesota	Manufacturing	—	41,300
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Nevada, Iowa	Held for Sale	58,752	—
Bridgewater, Virginia	Manufacturing	—	27,000

		Approximate Square Footage
Location	General Use	Owned	Leased
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Caledonia, New York	Manufacturing	138,730	—
Sun City, California	Manufacturing	52,617	—
Livermore, California	Sales Office	—	650
Perris, California	Warehouse	—	6,788
Phoenix, Arizona	Manufacturing and Warehouse	—	59,000
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
West Chester, Pennsylvania	Sales Office	—	1,150
Claysburg, Pennsylvania	Manufacturing	—	69,000
Vandalia, Ohio	Held for Sale	47,820	—
Fairport, New York	Two Manufacturing Facilities	—	40,800
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
Smyrna, Georgia	Manufacturing	—	65,000
Clarksville, Tennessee	Manufacturing	51,900	—
Fairhope, Alabama	Manufacturing	65,000	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Visalia, California	Manufacturing	—	56,000
Corsicana, Texas	Manufacturing	39,685	—
Girard, Kansas	Manufacturing	69,474	—
Powell, Tennessee	Manufacturing	43,968	—
Houston, Texas	Manufacturing	—	29,668
DePere, Wisconsin	Manufacturing & Two Warehouses	—	171,847
Mosinee, Wisconsin	Manufacturing & Warehouse	—	20,940
		2,642,455	994,271
Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,679,755	994,271

*	7,000 square feet of Ennis, Texas location leased

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the New York Stock Exchange and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2018
First Quarter	$17.90	$15.20	1,514	$0.175
Second Quarter	19.80	15.95	1,420	$0.200
Third Quarter	21.45	18.70	1,188	$0.200
Fourth Quarter	21.30	19.15	1,265	$0.300
Fiscal Year Ended February 28, 2017
First Quarter	$21.53	$17.25	3,081	$0.175
Second Quarter	20.40	15.99	3,438	$1.675
Third Quarter	17.53	14.45	2,293	$0.175
Fourth Quarter	18.05	16.10	1,827	$0.175

Dividends paid in the fourth quarter of fiscal year 2018 included a special one-time cash dividend of $0.10 per share of common stock in response to the signing of the Tax Act.  Dividends paid in the second quarter of 2017 included a  special one-time cash dividend of $1.50 per share of common stock as a result of the Company’s sale of the Apparel Segment.

The last reported sale price of our common stock on NYSE on April 30, 2018 was $17.90. As of that date, there were approximately 716 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board of Directors may deem appropriate.

In the 2016 calendar year, the Board authorized the repurchase of up to an aggregate of $40.0 million of the Company’s stock through the Company’s stock repurchase program.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  During our fiscal year ended February 28, 2018, the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of February 28, 2018 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to the stock repurchase program, the Company purchased 145 shares of its common stock during the fiscal year ended February 28, 2018.

The following table details shares of stock repurchased during the three months ended February 28, 2018 and the remaining amount available to repurchase additional shares of the Company’s stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
December 1, 2017 - December 31, 2017	—	$—	—	$18,377,146
January 1, 2018 - January 27, 2018	—	$—	—	$18,377,146
January 28, 2018 - February 28, 2018	—	$—	—	$18,377,146
Total	—	$—	—	$18,377,146

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2013 to February 28, 2018.

	2013	2014	2015	2016	2017	2018
Ennis, Inc.	$100.00	$103.90	$96.30	$142.02	$132.59	$165.54
S&P 500	100.00	125.37	144.81	135.85	169.78	198.81
Russell 2000	100.00	131.56	138.97	118.16	160.83	177.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements for the four years ended February 28, 2018.  The selected financial data for the year ended February 28, 2014, was derived from audited financial statements with certain adjustments to reflect discontinued operations. Our consolidated financial statements and notes thereto as of February 28, 2018, February 28, 2017, and for the three years in the period ended February 28, 2018, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2018		2017		2016	2015	2014
	(Dollars and shares in thousands, except per share and ratio amounts)
Operating results:
Net sales	$370,171		$356,888		$385,946	$380,379	$339,347
Gross profit margin	116,914		103,950		116,310	115,071	101,040
Selling, general and administrative expenses	69,451		63,147		65,743	60,661	57,032
Earnings from continuing operations	32,758		26,417		32,258	34,470	29,005
Earnings (loss) from discontinued operations, net of tax	147		(24,637)		3,478	(79,003)	(15,816)
Net earnings (loss)	$32,905		$1,780		$35,736	$(44,533)	$13,189
Earnings (loss) and dividends per share:
Basic and Diluted
Continuing operations	$1.29		$1.03		$1.25	$1.33	$1.11
Discontinued operations	0.01		(0.96)		0.14	(3.05)	(0.61)
Net earnings (loss)	$1.30		$0.07		$1.39	$(1.72)	$0.50
Dividends	$0.875	(1)	$2.20	(1)	$0.70	$0.70	$0.53
Weighted average shares outstanding:
Basic	25,392		25,735		25,688	25,864	26,125
Diluted	25,417		25,749		25,722	25,864	26,146
Financial Position:
Working capital	$133,773		$119,282		$135,441	$170,023	$166,004
Current assets	163,344		149,250		175,841	210,270	207,881
Total assets	329,439		324,285		390,044	446,990	530,085
Current liabilities	29,571		29,968		40,400	40,247	41,877
Long-term debt	30,000		30,000		40,000	106,500	105,500
Total liabilities	67,735		72,930		91,498	162,310	167,150
Shareholders' equity	261,704		251,355		298,546	284,680	362,935
Current ratio	5.52 to 1.0		4.98 to 1.0		4.35 to 1.0	5.22 to 1.0	4.96 to 1.0
Long-term debt to equity ratio	0.11 to 1.0		0.12 to 1.0		0.13 to 1.0	0.37 to 1.0	0.29 to 1.0

(1) Fiscal year 2018 included a special one-time cash dividend of $0.10 per share of common stock in response to the signing of the Tax Act.  Fiscal year 2017 included a special one-time cash dividend of $1.50 per share of common stock as a result of the Company’s sale of the Apparel Segment.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risk and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A starting on page 7 of this Annual Report on Form 10-K and elsewhere in this Report.  You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. The words “anticipate,” “preliminary,” “expect,” “believe,” “intend” and similar expressions identify forward-looking statements. We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated, or implied by these statements.

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

References to 2018, 2017 and 2016 refer to the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

Our Business Challenges - We are engaged in an industry experiencing consolidation of some of our traditional channels, product obsolescence, paper supplier capacity adjustments, and increased pricing and potential supply allocations due to demand/supply curve imbalance.  Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications.  Improved equipment has become more accessible to our competitors due to the continued low interest rate environment.  We face highly competitive conditions throughout the supply chain in an already over-supplied, price-competitive print industry.  The challenges of our business include the following:

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

Production capacity and price competition within our industry – The strong dollar during the first half of fiscal year 2018 attracted cheaper material into the United States, notwithstanding the imposition of trade tariffs, which impaired the price advantage larger suppliers had over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the dollar, the price advantage of foreign imports has for the most part dissipated which has led to lower volumes of imported paper and an increase in domestic exports.  Meanwhile, a significant amount of capacity has come out of the market this past year, either planned or unplanned, as through the bankruptcy filing of several mills.  In addition, some mills moved capacity formerly used for coated production to uncoated production due to their ability to get higher margins on these products.  Even with shrinking demand, this has led to a supply/demand imbalance with most mills running in excess of 90% of capacity across all grades.  At this level historically, suppliers have raised prices in the marketplace and recently several increases have been announced across all paper grades. It is too early to tell whether all or some of these announced increases will be implemented.  In the past, the Company has been fairly successful in passing cost increases through to the marketplace over time.  We will continue to focus our efforts on effectively managing and controlling our product costs to minimize these effects on our operational results, primarily through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs.  We will continue to look for ways to reduce as well as leverage our fixed costs.  As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when these negative factors swing the other way.

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

Amounts allocated to intangibles and goodwill are determined based on valuation analysis for our acquisitions. Amortizable intangibles are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We exercise judgment in evaluating our goodwill for impairment.  We assess the impairment of goodwill as of November 30 of each fiscal year or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.  A goodwill impairment charge was not required for the fiscal year ended February 28, 2018 and 2017.

We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $9.7 million, $10.7 million, and $12.9 million of revenue were recognized under these agreements during fiscal years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively.

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

Our inventories are valued at the lower of cost or net realizable value. We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated net realizable value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered based on our history of earnings expectations for future taxable income including taxable income in prior carry-back years, as well as future taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of operations. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.  A majority of the provisions in the Tax Act are effective January 1, 2018. In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. We reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we recorded a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  As a result of the reduction of the corporate tax rate to 21%, we re-valued our deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. This change in the statutory tax rate resulted in reduction in income tax expense being recognized of $3.6 million due to the adjustment of deferred tax liabilities based on the expected prevailing tax rate at the expected time of their realization.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and exclude the discontinued operations of the Apparel Segment, which we sold in May 2016.  The operating results of the Company for fiscal year 2018 and the comparative fiscal years 2017 and 2016 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands,	2018		2017		2016
except per share amounts)
Net sales	$370,171	100.0%	$356,888	100.0%	$385,946	100.0%
Cost of goods sold	253,257	68.4	252,938	70.9	269,636	69.9
Gross profit margin	116,914	31.6	103,950	29.1	116,310	30.1
Selling, general and administrative	69,451	18.8	63,147	17.6	65,743	17.0
(Gain) loss from disposal of assets	162	-	278	0.1	(479)	(0.1)
Income from operations	47,301	12.8	40,525	11.4	51,046	13.2
Other expense	(392)	(0.1)	(492)	(0.2)	(5)	—
Earnings from continuing operations before income taxes	46,909	12.7	40,033	11.2	51,041	13.2
Provision for income taxes	14,151	3.8	13,616	3.8	18,783	4.9
Earnings from continuing operations	32,758	8.9%	26,417	7.4%	32,258	8.3%
Earnings (loss) from discontinued operations, net of tax	147	—	(24,637)	(6.9)	3,478	1.0
Net earnings	$32,905	8.9%	$1,780	0.5%	$35,736	9.3%

Earnings (loss) per share - diluted
Continuing operations	$1.29		$1.03		$1.25
Discontinued operations	0.01		(0.96)		0.14
Net earnings	$1.30		$0.07		$1.39

Net Sales.  Our net sales increased from $356.9 million for the fiscal year ended February 28, 2017 to $370.2 million for the fiscal year ended February 28, 2018, an increase of 3.7%.  The market continues to be fairly soft with competitive pricing pressures.  However, the current reversal of some of the dollar’s strength has made domestic paper production more attractive.  This factor, along with the shrinking of some domestic mill capacity, has resulted in the announcement of some recent paper price increases.  It is still too early to tell whether or not these developments will remain and be passed through to the marketplace.  If so, this may offset some of the normal industry sales attrition expected in the marketplace.   The acquisition of Independent, which was completed in January 2017 and is an integral part of our strategy to offset normal industry print attrition and other changes, had a comparative impact of approximately $36.0 million on our net sales during the current fiscal year.

Our net sales decreased from $385.9 million for the fiscal year ended February 29, 2016 to $356.9 million for the fiscal year ended February 28, 2017, a decrease of 7.5%.  Management has estimated that the move of our folder operations from Omaha, Nebraska to Columbus, Kansas negatively impacted sales by approximately $5.8 million during the fiscal year 2017.  In previous years, acquisitions have been an integral part of our strategy to offset industry revenue declines that result from normal print attrition and general economic conditions.  We were able to complete the acquisition of Independent on January 27, 2017, which contributed $3.0 million in net sales during fiscal year 2017.

Cost of Goods Sold. Our manufacturing costs increased slightly from $252.9 million for the fiscal year 2017 to $253.3 million for the fiscal year 2018, or 0.2%.  Our gross profit margin (“margin”) increased from 29.1% for the fiscal year 2017 to 31.6% for the fiscal year 2018. In fiscal year 2017, our margin was negatively impacted by increased medical expenses due to our medical claims exceeding historical levels.  We implemented a new cost reimbursement program, as well as other changes to our health plan, at the start of calendar year 2017.    While the program is still relatively new, we were encouraged by our medical claims trend line and feel the program positively impacted our margin by over $4.0 million during fiscal year 2018.

Our manufacturing costs decreased by $16.7 million from $269.6 million for the fiscal year 2016 to $252.9 million for the fiscal year 2017, or 6.2%.  Our margin decreased from 30.1% for the fiscal year 2016 to 29.1% for the fiscal year 2017. Our margin was negatively impacted by increased medical expenses due to our medical claims exceeding historical levels, impacting our margin for the fiscal year 2017 by approximately $2.9 million.  To mitigate the increase in medical expenses, we implemented a new cost reimbursement program, as well as other changes to our health plan, at the start of calendar year 2017.

Selling, general, and administrative expenses. For fiscal year 2018, our selling, general, and administrative (“SG&A”) expenses increased approximately $6.4 million, or 10.1%, from $63.1 million for the fiscal year 2017 to $69.5 million for the fiscal year 2018.  As a percentage of sales, SG&A expenses were 18.8% and 17.6% for the fiscal years 2018 and 2017, respectively. The acquisition of Independent added approximately $8.0 million in SG&A expenses during fiscal year 2018, or 20.3% of its respective net sales.  As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with our historical SG&A percentage.  In addition, the Company (i) changed its accounting practice for handling its trademarks/trade names from an indefinite life to a finite life method on March 1, 2017 which added approximately $0.8 million to SG&A expense during the period, (ii) paid a special bonus to our non-management level employees of $500 per employee in December 2017 in connection with the enactment of the Tax Cuts and Jobs Act of 2017 which impacted our SG&A expense by $1.2 million, and (iii) paid approximately $1.8 million more in performance related bonuses in fiscal year 2108 in connection with its operating performance.

For fiscal year 2017, our SG&A expenses decreased approximately $2.6 million, or 4.0%, from $65.7 million for the fiscal year 2016 to $63.1 million for the fiscal year 2017.  As a percentage of sales, SG&A expenses were 17.6% and 17.0% for the fiscal years 2017 and 2016, respectively, which increased as compared to the prior fiscal year due to lower sales volumes and the impact of the acquisition of Independent Printing.  The transition services provided to the buyer of our Apparel Segment concluded during the last quarter of fiscal year 2017. Also, our SG&A expense line was further impacted during the 2017 fiscal year by the approximately $1.3 million associated with the additional medical expenses.

(Gain) loss from disposal of assets. The $0.2 million loss from disposal of assets for fiscal year 2018 related primarily to the sale of manufacturing equipment as well as the closing and consolidation of manufacturing facilities.  The $0.3 million loss from disposal of assets for the fiscal year 2017 related primarily to the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by the $0.2 million gain on the sale of a second unused manufacturing facility and manufacturing equipment.  The gain from disposal of assets of $0.5 million for the fiscal year 2016 related primarily to the sale of an unused manufacturing facility, as well as manufacturing equipment.

Income from operations. As a result of the above factors, our income from continuing operations for fiscal year 2018 was $47.3 million, or 12.8% of net sales, as compared to $40.5 million, or 11.4% of net sales, for fiscal year 2017.  The acquisition of Independent positively impacted our operational results for fiscal year 2018 by  approximately $4.9 million.

Our income from continuing operations for fiscal year 2017 was $40.5 million or 11.4% of sales, as compared to $51.0 million, or 13.2% of sales for fiscal year 2016.  The negative impact of the additional charge to our medical reserve during fiscal year 2017 was $4.3 million.

Other expense.  Other expense was $0.4 million for fiscal year 2018 as compared to $0.5 million for fiscal year 2017.  This decrease related primarily to the increase of investment income in fiscal year 2018.  Other expense increased by approximately $0.5 million for the fiscal year 2017 as compared to the fiscal year 2016.  This related primarily to the reallocation of interest expense from the Print Segment to our former Apparel Segment as part of discontinued operations for last fiscal year.

Provision for income taxes. Our effective tax rates for fiscal years 2018, 2017 and 2016 were 30.2%, 34.0%, and 36.8%, respectively.  The lower effective tax rate for fiscal year 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act of 2017.  The lower effective tax rate for fiscal year 2017 as compared to fiscal year 2016 was due to the reversal of the valuation allowance relating to certain foreign tax credits.  During fiscal year 2017, the Company also filed amended tax returns to fully utilize all remaining foreign tax credits.

Net earnings (loss). Our net earnings from continuing operations were $32.3 million, or $1.25 per diluted share for fiscal year 2016, $26.4 million, or $1.03 per diluted share for fiscal year 2017 and $32.8 million, or $1.29 per diluted share for fiscal year 2018.  Net earnings from discontinued operations for fiscal year 2018 was $0.01 per diluted share, which consisted of a write-off of a $2.0 million receivable ($1.4 million, net of tax) relating to the escrowed purchase price from the sale of our Apparel Segment and a $1.6 million tax benefit related to the determination of the final tax basis on assets sold in the sale of the Apparel Segment.  Net loss from discontinued operations for fiscal year 2017 was ($0.96) per diluted share, which consisted of the net earnings prior to the sale of the Apparel Segment of $0.09 per diluted share and the net loss from the sale of $27.1 million, net of tax, or ($1.05) per diluted share.  The loss from the sale included the write-off of the balance of foreign currency translation adjustments of $16.1 million, or $10.7 million, net of taxes.  Net earnings from discontinued operations for fiscal year 2016 was $3.5 million, or $0.14 per diluted share.  Overall, the Company realized net earnings of $32.9 million, or $1.30 per diluted share for fiscal year 2018, $1.8 million, or $0.07 per diluted share for fiscal year 2017 and $35.7 million, or $1.39 per diluted share for fiscal year 2016.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2018	2017	2016
Working Capital	$133,773	$119,282	$135,441
Cash	$96,230	$80,466	$7,957

Working Capital. Our working capital increased by approximately $14.5 million, or 12.1%, from $119.3 million at February 28, 2017 to $133.8 million at February 28, 2018.  Our working capital increased primarily due to the increase in our cash.  Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 5.0-to-1.0 for the fiscal year 2017 to 5.5-to-1.0 for the fiscal year 2018.  Our current ratio increased primarily as a result of the increase in our cash.

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

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2018	2017	2016
Net cash provided by operating activities	$45,290	$58,887	$86,684
Net cash provided by (used in) investing activities	$(3,953)	$86,090	$(4,116)
Net cash used in financing activities	$(25,573)	$(72,468)	$(84,590)

Cash flows from operating activities.  Cash provided by operating activities was $45.3 million for the fiscal year 2018 compared to $58.9 million for the fiscal year 2017 and $86.7 million for the fiscal year 2016, or a decrease of $13.6 million in 2018 over 2017 and a decrease of $27.8 million in 2017 over 2016.

Our decreased operational cash flows in fiscal year 2018 in comparison to fiscal year 2017 was primarily the result of four factors: (i) a decrease in operating cash flows related to our Apparel Segment of $34.8 million, (ii) a decrease in our deferred taxes of $6.2 million, (iii) an increase in our prepaid income taxes of $2.7 million, and (iv) increased earnings of $31.1 million.

Our decreased operational cash flows in fiscal year 2017 in comparison to fiscal year 2016 was primarily the result of two factors: (i) a decrease in operating cash flows from the Apparel Segment that was sold on May 25, 2016, and (ii) decreased operational earnings.

Cash flows from investing activities. Cash provided by (used in) investing activities decreased $90.1 million from $86.1 million provided in fiscal year 2018 compared to $4.0 million used for each of the fiscal years 2017 and 2018, respectively, and increased $90.2 million from $4.1 million used in fiscal year 2018 to $86.1 million provided for each of the fiscal years 2016 and 2017, respectively.  The decrease in cash in fiscal year 2018 was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016, offset by a decrease of $17.2 million in cash used for the acquisition of businesses.  The increase in cash provided from investing activities in fiscal year 2017 over fiscal year 2016 was as a result of the net proceeds from the sale of the Apparel Segment and a decrease $1.2 million in capital expenditures offset by $18.6 million in cash consideration used for acquisitions.

Cash flows from financing activities. Cash used in financing activities was $25.6 million in the fiscal year 2018 compared to $72.5 million used in fiscal year 2017 and $84.6 million used in fiscal year 2016.

The decrease in our cash used in the fiscal year 2018 as compared to the fiscal year 2017 resulted from three factors: (i) no debt was paid down in the fiscal year 2018 compared to $10.0 million paid down in 2017, (ii) $34.9 million less in dividends were paid in the fiscal year 2018 compared to 2017, which included a special one-time dividend of $1.50 per share that was paid as a result of the sale of the Apparel Segment, and (iii) $5.1 million less was used to repurchase our common stock under the board-approved repurchase program in the fiscal year 2018 as compared to 2017.

The decrease in our cash used in fiscal year 2017 as compared to fiscal year 2016 resulted from four factors: (i) we paid down our debt by $10.0 million in fiscal year 2017 compared to $59.0 million paid down in fiscal year 2016, (ii) we used $57.2 million to pay dividends in fiscal year 2017 compared to $18.0 million paid in 2016, (iii) we repurchased $8.4 million of our common stock in fiscal year 2017, whereas we did not repurchase any of our common stock in fiscal year 2016, and (iv) we received $2.9 million from the exercise of stock options in fiscal year 2017, whereas in fiscal year 2016 no stock options were exercised.

Stock Repurchase – In the 2016 calendar year, the Board authorized the repurchase of up to an aggregate of $40.0 million of the Company’s stock through the Company’s existing stock repurchase program.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases are made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  During our fiscal year ended February 28, 2018, the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of February 28, 2018 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to the stock repurchase program, the Company purchased 145 shares of its common stock during the fiscal year ended February 28, 2018.  The Company expects to continue to repurchase its shares under its repurchase program during fiscal year 2019 as it determines such repurchases to be in its and its shareholders best interest.

Credit Facility – The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company ( the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as imposing other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.0% (3 month LIBOR + 1.0%) at February 28, 2018 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of February 28, 2018, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

We did not pay any additional amounts on the revolving credit line for fiscal year 2018.  It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (“MAP-21”) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates.  We anticipate that we will contribute from $2.0 million to $3.0 million during fiscal year 2019. We made contributions of $3.0 million to our Pension Plan during each of our last three fiscal years.  As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funded status, associated liabilities recorded, and future required minimum contributions.  At February 28, 2018, we had an unfunded pension liability recorded on our balance sheet of $0.7 million. During fiscal year 2018, we decreased the discount rate we used to calculate our pension liability to 4.05% from 4.1% used in fiscal year 2017, which increased our recorded pension liability by approximately $0.4 million (each 10 basis point change in the discount rate potentially impacts our computed pension liability by approximately $900,000).  In addition, we adopted the new MP-2017 mortality improvement scale associated with the RP-2014 mortality tables (which were adopted two years ago), which reduced our recorded pension liability by approximately $0.4 million.  The updated mortality improvement scale MP-2017 reflects slightly lower projected mortality experience improvement in the future compared to the previous scale MP-2016 utilized in fiscal year 2017’s valuation of liabilities.  The projected return on our pension assets remained at 7.5% for fiscal year 2018.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2019, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million.  We expect to fund these expenditures through existing cash flows.  We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2017 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2018.  The following table represents our contractual commitments as of February 28, 2018 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Debt:
Revolving credit facility	$30,000	$—	$30,000	$—	$—
Interest rate swap	—	—	—	—	—
Other	—	—	—	—	—
Debt subtotal	30,000	—	30,000	—	—
Other contractual commitments:
Estimated pension benefit payments	40,000	4,200	8,500	8,300	19,000
Letters of credit	1,231	1,231	—	—	—
Operating leases	12,938	4,277	5,438	1,973	1,250
Total other contractual commitments	54,169	9,708	13,938	10,273	20,250
Total	$84,169	$9,708	$43,938	$10,273	$20,250

We expect future interest payments of $0.8 million for fiscal years February 28, 2019 and February 29, 2020 and $0.4 million for fiscal year February 28, 2021, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments totaled $30.0 million at February 28, 2018 and is subject to fluctuations in the LIBOR rate.  The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2018 would be approximately $0.3 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth following the signature page of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matter requires disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2018.  Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2018.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”).  Based on management’s assessment using those criteria, we believe that, as of February 28, 2018, the Company’s internal control over financial reporting is effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2018 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Index to Consolidated Financial Statements of the Company

An “Index to Consolidated Financial Statements” has been filed as a part of this Report beginning on page F-1 hereof.

2.

All schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements of the Registrant or the notes thereto.

3.	Exhibits

Exhibit Number	Description

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

Exhibit 10.5	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.+

Exhibit 10.6

Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit Number	Description

Exhibit 10.7

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).+

Exhibit 10.8

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).+

Exhibit 10.9

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).+

Exhibit 10.10

Stock Purchase Agreement, dated January 27, 2017, by and between Ennis, Inc., Independent Printing Company, Inc. and the related entities signatory thereto, herein incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K files on May 5, 2017 (File No. 001-05807).

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

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2018, filed on May 11, 2018, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENNIS, INC.

Date: May 11, 2018	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 11, 2018	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 11, 2018	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 11, 2018	/s/ MICHAEL D. MAGILL
Michael D. Magill, Executive Vice President, Secretary and Director

Date: May 11, 2018	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 11, 2018	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 11, 2018	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 11, 2018	/s/ THOMAS R. PRICE
Thomas R. Price, Director

Date: May 11, 2018	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 11, 2018	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 11, 2018	/s/ JAMES C. TAYLOR
James C. Taylor, Director

Date: May 11, 2018	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2018 and February 28, 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and February 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 11, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas

May 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2018, and our report dated May 11, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Dallas, Texas

May 11, 2018

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28,	February 28,
	2018	2017
Assets
Current assets
Cash	$96,230	$80,466
Accounts receivable, net of allowance for doubtful receivables of $1,194 at February 28, 2018 and $1,674 at February 28, 2017	35,654	37,368
Prepaid expenses	1,305	1,351
Prepaid income taxes	3,600	855
Inventories	26,480	27,965
Assets held for sale	75	1,245
Total current assets	163,344	149,250
Property, plant and equipment
Plant, machinery and equipment	133,222	136,584
Land and buildings	54,318	53,821
Other	23,208	23,644
Total property, plant and equipment	210,748	214,049
Less accumulated depreciation	164,840	164,054
Net property, plant and equipment	45,908	49,995
Goodwill	70,603	70,603
Intangible assets, net	49,254	53,927
Other assets	330	510
Total assets	$329,439	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 28,	February 28,
	2018	2017
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,168	$14,202
Accrued expenses
Employee compensation and benefits	15,597	13,515
Taxes other than income	135	225
Other	1,671	2,026
Total current liabilities	29,571	29,968
Long-term debt	30,000	30,000
Liability for pension benefits	735	4,846
Deferred income taxes	6,189	6,953
Other liabilities	1,240	1,163
Total liabilities	67,735	72,930
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 28, 2018 and 2017	75,134	75,134
Additional paid-in capital	121,333	121,525
Retained earnings	164,177	150,685
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(16,428)	(15,261)
Total accumulated other comprehensive income (loss)	(16,428)	(15,261)
Treasury stock	(82,512)	(80,728)
Total shareholders’ equity	261,704	251,355
Total liabilities and shareholders' equity	$329,439	$324,285

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2018	2017	2016
Net sales	$370,171	$356,888	$385,946
Cost of goods sold	253,257	252,938	269,636
Gross profit margin	116,914	103,950	116,310
Selling, general and administrative	69,451	63,147	65,743
(Gain) loss from disposal of assets	162	278	(479)
Income from operations	47,301	40,525	51,046
Other income (expense)
Interest expense	(777)	(613)	—
Other, net	385	121	(5)
Total other income (expense)	(392)	(492)	(5)
Earnings from continuing operations before income taxes	46,909	40,033	51,041
Income tax expense	14,151	13,616	18,783
Earnings from continuing operations	32,758	26,417	32,258
Earnings (loss) from discontinued operations, net of tax	147	(24,637)	3,478
Net earnings	$32,905	$1,780	$35,736
Weighted average common shares outstanding
Basic	25,391,998	25,734,667	25,688,273
Diluted	25,417,244	25,749,185	25,722,367
Earnings (loss) per share - basic and diluted
Continuing operations	$1.29	$1.03	$1.25
Discontinued operations	$0.01	$(0.96)	$0.14
Net earnings	$1.30	$0.07	$1.39
Cash dividends per share	$0.875	$2.20	$0.70

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2018	2017	2016
Net earnings	$32,905	$1,780	$35,736
Foreign currency translation adjustment, net of deferred taxes	—	9,940	(5,313)
Adjustment to pension, net of deferred taxes	1,680	2,084	225
Comprehensive income	$34,585	$13,804	$30,648

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2016, 2017, AND 2018

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2015	30,053,443	$75,134	$121,687	$188,413	$(22,197)	(4,514,905)	$(78,357)	$284,680
Net earnings	—	—	—	35,736	—	—	—	35,736
Foreign currency translation, net of deferred tax of $3,254	—	—	—	—	(5,313)	—	—	(5,313)
Adjustment to pension, net of deferred tax of $138	—	—	—	—	225	—	—	225
Dividends paid ($0.70 per share)	—	—	—	(18,044)	—	—	—	(18,044)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	(46)	—	—	—	—	(46)
Stock based compensation	—	—	1,308	—	—	—	—	1,308
Exercise of stock options and restricted stock	—	—	(1,352)	—	—	77,900	1,352	—
Balance February 29, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546
Net earnings	—	—	—	1,780	—	—	—	1,780
Foreign currency translation, net of deferred tax of $6,087	—	—	—	—	9,940	—	—	9,940
Adjustment to pension, net of deferred tax of $1,276	—	—	—	—	2,084	—	—	2,084
Dividends paid ($2.20 per share)	—	—	—	(57,200)	—	—	—	(57,200)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	265	—	—	—	—	265
Stock based compensation	—	—	1,361	—	—	—	—	1,361
Stock based compensation allocated to loss on sale of discontinued operations	—	—	112	—	—	—	—	112
Exercise of stock options and restricted stock	—	—	(1,810)	—	—	282,988	4,720	2,910
Common stock repurchases	—	—	—	—	—	(532,804)	(8,443)	(8,443)
Balance February 28, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355
Net earnings	—	—	—	32,905	—	—	—	32,905
Adjustment to pension (net of deferred tax of $1,030) and reclassification of the income tax effects of the US Tax Cuts and Jobs Act	—	—	—	2,847	(1,167)	—	—	1,680
Dividends paid ($0.875 per share)	—	—	—	(22,260)	—	—	—	(22,260)
Stock based compensation	—	—	1,337	—	—	—	—	1,337
Exercise of stock options and restricted stock	—	—	(1,529)	—	—	88,771	1,529	—
Common stock repurchases	—	—	—	—	—	(191,178)	(3,313)	(3,313)
Balance February 28, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$32,905	$1,780	$35,736
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,033	7,934	7,798
Amortization of deferred finance charges	114	65	—
Amortization of intangible assets	6,058	4,673	4,555
Pre-tax loss from discontinued operations	2,000	36,775	—
Operating cash flows of discontinued operations	—	538	38,508
(Gain) loss from disposal of assets	162	278	(479)
Bad debt expense, net of recoveries	(265)	263	253
Stock based compensation	1,337	1,361	1,308
Excess tax benefit of stock based compensation	—	(265)	46
Deferred income taxes	(1,794)	4,359	(5,457)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(21)	3,315	4,166
Prepaid expenses and income taxes	(2,699)	1,134	1,887
Inventories	1,566	1,428	318
Other current assets	—	—	228
Other assets	65	(589)	—
Accounts payable and accrued expenses	(847)	(140)	(701)
Other liabilities	76	(3,579)	(689)
Liability for pension benefits	(1,400)	(443)	(793)
Net cash provided by operating activities	45,290	58,887	86,684
Cash flows from investing activities:
Capital expenditures	(2,667)	(3,065)	(4,227)
Purchase of businesses, net of cash acquired	(1,350)	(18,584)	(331)
Proceeds from sale of discontinued operations	—	107,354	—
Investing cash flows of discontinued operations	—	(279)	(596)
Proceeds from disposal of plant and property	64	664	1,038
Net cash provided by (used in) investing activities	(3,953)	86,090	(4,116)
Cash flows from financing activities:
Repayment of debt	—	(10,000)	(59,010)
Dividends paid	(22,260)	(57,200)	(18,044)
Financing cash flows of discontinued operations	—	—	(7,490)
Common stock repurchases	(3,313)	(8,443)	—
Proceeds from exercise of stock options	—	2,910	—
Excess tax benefit of stock based compensation	—	265	(46)
Net cash used in financing activities	(25,573)	(72,468)	(84,590)
Effect of exchange rate changes on cash	—	—	(3,378)
Net change in cash	15,764	72,509	(5,400)
Cash at beginning of period	80,466	7,957	13,357
Cash at end of period	$96,230	$80,466	$7,957

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Significant Accounting Policies and General Matters

Nature of Operations. Ennis, Inc. and its wholly owned subsidiaries (collectively, the “Company”) are principally engaged in the production of and sale of business forms and other business products to customers primarily located in the United States.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2018, February 28, 2017 and February 29, 2016 (fiscal years ended 2018, 2017 and 2016, respectively).

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

Inventories. With the exception of approximately 12.9% and 12.8% of its inventories valued at the lower of last-in, first-out (LIFO) for fiscal years 2018 and 2017, respectively, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or net realizable value.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.  The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2018 and 2017 were $0.8 million and $0.8 million, respectively.

Property, Plant and Equipment. Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for machinery and equipment and 10 to 33 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property.  As of February 28, 2018, the Company had building and improvements of approximately $0.1 million classified as assets held for sale on the consolidated balance sheet.

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets are amortized on a straight-line basis over their estimated useful lives.  Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the related business unit to its carrying value.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivables, and accounts payable approximate fair value because of the short maturity and/or variable rates associated with these instruments.  Long-term debt as of fiscal years ended 2018 and 2017 approximates its fair value as the interest rate is tied to market rates.

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

Revenue Recognition. We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $9.7 million, $10.7 million and $12.9 million of revenue was recognized under these arrangements during fiscal years 2018, 2017 and 2016, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.9 million, $0.6 million and $0.6 million during the fiscal years ended 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.  Included in this advertising expense is amortization related to direct response advertising of approximately $0.2 million, $0.1 million, and $0.2 million for the fiscal years ended 2018, 2017 and 2016, respectively.  Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2018, 2017 and 2016 were approximately $0.1 million, $0.2 million, and $0.3 million, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.  This is calculated using the treasury stock method.  At year-end 2017 and 2016, there were 42,500 and 145,243 options, respectively, not included in the diluted earnings per share computation because their effect was anti-dilutive.  For fiscal year 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources.  Other comprehensive income consisted of changes in the following:  changes in the funded status of the Company’s pension plan and the election to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Foreign Currency Translation. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other expense, net as incurred. Transaction losses totaled approximately $7,000, $22,000, and $7,000 for fiscal years ended 2018, 2017 and 2016, respectively.

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

Stock Based Compensation. The Company recognizes stock based compensation expense net of estimated forfeitures over the requisite service period of the individual grants, which generally equals the vesting period.  Estimated forfeiture rates are derived from our historical forfeitures of similar awards.  The fair value of all share based awards is estimated on the date of grant.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  ASU 2018-02 is effective in the first quarter of fiscal year 2019, however, early adoption is permitted for annual periods, including the reporting period in which the Tax Act was enacted.  The Company early adopted this standard in fiscal year 2018, which resulted in $2.8 million reclassified from other comprehensive income to retained earnings.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The update is required to be adopted the first quarter of fiscal year 2019 and is required to be retrospectively adopted.  The Company is currently evaluating the impact the adoption of ASU 2017-07 will have on its consolidated financial statements.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.  The standard will be effective for us in the first quarter of fiscal 2019.  The Company has completed its evaluation of the impact of this standard and has concluded that it did not have a material impact on its consolidated financial statements on the date of adoption, nor is it expected to going forward given the Company’s sales contracts.  The Company adopted the standard on March 1, 2018 and applied the modified retrospective approach.  The adoption of the guidance will result in additional disclosures regarding the Company’s revenue recognition policies beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018.

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

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2018	2017	2016
Balance at beginning of period	$1,674	$2,041	$2,158
Bad debt expense, net of recoveries	(265)	263	253
Accounts written off	(215)	(630)	(370)
Balance at end of period	$1,194	$1,674	$2,041

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2018 and February 28, 2017 (in thousands):

	2018	2017
Raw material	$15,854	$16,130
Work-in-process	3,114	3,199
Finished goods	7,512	8,636
	$26,480	$27,965

The excess of current costs at FIFO over LIFO stated values was approximately $4.9 million and $4.7 million as of fiscal years ended 2018 and 2017, respectively.  During both fiscal year 2018 and 2017, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal year 2017 and 2016.  The effect decreased cost of sales by approximately $0.3 million, $0.2 million and $0.0 million for fiscal years 2018, 2017 and 2016, respectively.  Cost includes materials, labor and overhead related to the purchase and production of inventories.

(4) Acquisitions

On July 7, 2017, the Company acquired the assets of a tag operation located in Ohio, for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers this acquisition immaterial.

On January 27, 2017, the Company completed the acquisition of Independent Printing Company, Inc. and its related entities (collectively “Independent”) for $17.7 million in cash consideration, in a stock purchase transaction.  The goodwill recognized as a part of this acquisition is not deductible for tax purposes.  Independent has four locations in Wisconsin, with its main facility located in DePere, Wisconsin. The business produces presentation folders, checks, wide format and commercial print. Independent, which generated approximately $37.0 million in unaudited sales during calendar year 2016, will continue to operate under its respective brand names.  Independent sells mainly through distributors and resellers. The Company now has four folder facilities in Michigan, Kansas, California and Wisconsin, as well as wide format capabilities in Colorado and Wisconsin.

The following is a summary of the final purchase price allocation for Independent (in thousands):

Accounts receivable	$4,252
Inventories	1,539
Other assets	575
Property, plant & equipment	5,526
Customer lists	3,390
Trademarks	2,408
Goodwill	6,066
Accounts payable and accrued liabilities	(6,079)
$17,677

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for Independent are included in the Company’s consolidated financial statements from the date of acquisition.  The following table represents certain operating information on a pro forma basis as though all Independent operations had been acquired as of March 1, 2016, after the estimated impact of adjustments such as amortization of intangible assets, interest expense, interest income, and related tax effects (in thousands, except per share amount):

Unaudited
2017
Pro forma net sales	$390,169
Pro forma net earnings	27,249
Pro forma earnings per share from continuing operations - diluted	1.06

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

(5) Discontinued Operations

On May 25, 2016 the Company sold its Apparel Segment to Gildan Activewear Inc. for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the Unit Purchase Agreement dated May 4, 2016.

At the time of the sale of the Company’s former apparel operations, $2.0 million of the purchase price was placed in escrow as a source of funds to pay any liabilities that arose post-closing from an employment contract with a former officer of the Company.  The Company believed in good faith, based on consultation with its advisors, that no liability existed with respect to the employment contract, and as such, recorded a receivable for the full amount of the funds held in escrow.  In January 2017, the purchaser, without notice to the Company, voluntarily paid $2.0 million to the former officer of the Company and requested that all of the escrowed funds be released to it as reimbursement.  The Company denied the request, due in part because of the purchaser’s failure to provide the Company prior notice and a right to defend as the Company believes was contractually required.  In February 2018 an arbitrator ruled that the escrow funds be released to the purchaser.  Although the Company has filed a complaint to vacate the arbitrator’s opinion, in the fourth quarter of fiscal year 2018 the Company wrote off the full amount of the receivable.

The Company recognized a tax benefit in the amount of $2.1 million related to discontinued operations during fiscal year 2018.  This includes a $0.5 million tax benefit from the write-off of the $2.0 million receivable described in the previous paragraph as well as a $1.6 million tax benefit related to the determination of the final tax basis on assets sold in the sale of the Apparel Segment in fiscal year 2017.

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that have been eliminated from ongoing operations.  The following tables show the key components of the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Carrying value of disposed	(130,174)
Expenses related to sales (1)	(4,365)
Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments
recorded in other comprehensive income	(16,109)
Loss on sale of sale of discontinued operations	$(40,648)

(1)	Includes the termination fee, in the amount of $3.0 million, paid as a result of the termination of a prior purchase agreement for the sale of the Apparel Segment to Alstyle Operations, LLC.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Net sales	$—	$41,038	$183,027
Income from discontinued operations before income taxes	—	3,873	5,531
Loss on sale of discontinued operations before income taxes	(2,000)	(40,648)	—
Income (loss) on discontinued operations before income taxes	(2,000)	(36,775)	5,531
Income tax (benefit) expense	(2,147)	(12,138)	2,053
Net income (loss) from discontinued operations	$147	$(24,637)	$3,478

(6) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized.  Goodwill and other intangible assets are tested for impairment at a reporting unit level.  The annual impairment test of goodwill and intangible assets is performed as of November 30 of each fiscal year.

The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.  A goodwill impairment charge was not required for the fiscal years ended February 28, 2018 and 2017.

Beginning March 1, 2017, given the general declining trend line of print sales, and its expected continuance into the foreseeable future, the Company elected to treat the recorded value of trademarks/trade names as no longer being an indefinite-lived asset. As such, as of March 1, 2017, the Company began amortizing the carrying value of these assets over their estimated remaining useful life, approximately 17 - 19 years.  The amortization expense associated with this election increased the Company’s selling, general and administrative expense line by approximately $830,000 during fiscal year 2018.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2018	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	16.0	$19,625	$2,408	$17,217
Customer lists	8.1	58,040	26,039	32,001
Noncompete	1.1	175	140	35
Patent	0.4	783	782	1
Total	10.8	$78,623	$29,369	$49,254

As of February 28, 2017
Amortized intangible assets
Trademarks and trade names	8.0	$3,642	$1,234	$2,408
Customer lists	8.9	57,347	21,336	36,011
Noncompete	0.8	175	86	89
Patent	1.0	783	655	128
Total	8.8	$61,947	$23,311	$38,636

	February 28,	February 28,
	2018	2017
Non-amortizing intangible assets
Trademarks and trade names	$—	$15,291

Aggregate amortization expense for each of the fiscal years 2018, 2017 and 2016 was approximately $6.1 million, $4.7 million and $4.6 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2019	$5,557
2020	5,475
2021	5,406
2022	5,362
2023	4,574

Changes in the net carrying amount of goodwill for fiscal years 2017 and 2018 are as follows (in thousands):

Balance as of March 1, 2016	$64,537
Goodwill acquired	6,066
Goodwill impairment	—
Balance as of February 28, 2017	70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of February 28, 2018	$70,603

During the fiscal year ended February 28, 2017, $6.1 million was added to goodwill related to the acquisition of Independent.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Other Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 28,
	2018	2017
Accrued taxes	$161	$329
Accrued legal and professional fees	282	414
Accrued interest	143	98
Accrued utilities	148	90
Accrued acquisition related obligations	654	789
Accrued credit card fees	115	119
Other accrued expenses	168	187
	$1,671	$2,026

(8) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2018	February 28, 2017
Revolving credit facility	$30,000	$30,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company ( the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of February 28, 2018, the Company was in compliance with all terms and conditions of its Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.0% (3 month LIBOR + 1.0%) at February 28, 2018 and 1.86% (2 month LIBOR + 1.0%) at February 28, 2017.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of February 28, 2018, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

(9) Shareholders’ Equity

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

During the fiscal year ended February 28, 2018 the Company, under the program, repurchased 191,033 shares of common stock at an average price of $17.33 per share.  Since the program’s inception in October 2008, there have been 1,442,236 common shares repurchased at an average price of $14.99 per share. As of February 28, 2018 there was $18.4 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the stock repurchase program, the Company purchased 145 shares of its common stock during the fiscal year ended February 28, 2018.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(10) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2018, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 529,408 shares of unissued common stock reserved under the plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the years ended 2018, 2017 and 2016, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.3 million, $1.4 million and $1.3 million, respectively.

Stock Options

The Company had the following stock option activity for the three years ended February 28, 2018:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2015	374,823	$15.95	5.7	$210
Granted	43,426	13.69
Terminated	(47,300)	18.31
Exercised	—	—
Outstanding at February 29, 2016	370,949	$15.38	5.9	$1,616
Granted	—	—
Terminated	(5,000)	8.94
Exercised	(193,453)	15.04
Outstanding at February 28, 2017	172,496	$15.95	4.2	$223
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at February 28, 2018	172,496	$15.95	3.2	$612
Exercisable at February 28, 2018	170,880	$15.97	3.2	$602

(a)	Intrinsic value is measured as the excess fair market value of the Company’s Common Stock as reported on the New York Stock Exchange over the applicable exercise price.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No stock options were granted during fiscal years 2018 and 2017.  The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during fiscal year 2016:

2016
Expected volatility	24.06%
Expected term (years)	3
Risk free interest rate	0.89%
Dividend yield	4.92%
Weighted average grant-date fair value	$2.24

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2018	2017	2016
Total cash received	$—	$2,910	$—
Income tax benefits	—	265	(46)
Total grant-date fair value	—	532	—
Intrinsic value	—	969	—

A summary of the status of the Company’s unvested stock options at February 28, 2017, and changes during the fiscal year ended February 28, 2018 is presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2017	5,073	$2.41
New grants	—	—
Vested	(3,457)	2.48
Forfeited	—	—
Unvested at February 28, 2018	1,616	$2.24

As of February 28, 2018, there was $287 of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.1 years. The total fair value of shares underlying the options vested during the fiscal year ended February 28, 2018 was $0.1 million.

The following table summarizes information about stock options outstanding at the end of fiscal year 2018:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$8.94 to $13.69	24,848	2.3	$9.87	23,232	$9.60
$14.05 to $15.78	51,956	4.6	15.16	51,956	15.16
$17.57 to $18.46	95,692	2.7	17.97	95,692	17.97
	172,496	3.2	15.95	170,880	15.97

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The Company had the following restricted stock grants activity for each of the three fiscal years ended February 28, 2018:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2015	153,648	$15.30
Granted	113,648	13.69
Terminated	—	—
Vested	(77,900)	15.24
Outstanding at February 29, 2016	189,396	$14.36
Granted	66,685	19.49
Terminated	—	—
Vested	(89,535)	14.46
Outstanding at February 28, 2017	166,546	$16.35
Granted	74,900	16.30
Terminated	—	—
Vested	(88,771)	15.90
Outstanding at February 28, 2018	152,675	$16.59

As of February 28, 2018, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.4 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.4 years.  As of February 28, 2018, the Company’s outstanding restricted stock had an underlying fair value of $2.5 million at date of grant.

(11) Pension Plan and Other Employee Benefits

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

The Company’s pension plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2018	2017
Equity securities	57%	56%
Debt securities	42%	38%
Cash and cash equivalents	1%	6%
Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation.  The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2018 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 - 5%
Fixed Income	35 - 55%
Equity	45 - 60%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the long-term rate of return on plan assets will be 7.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2018 was 7.5%, the rate used in the calculation of the fiscal year 2018 pension expense.

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

The following tables present the Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2018 and February 28, 2017 (in thousands):

	Assets
	Measured at
	Fair Value	Fair Value Measurements
Description	at 2/28/18	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$893	$893	$—	$—
Government bonds	14,005	—	14,005	—
Corporate bonds	9,609	—	9,609	—
Domestic equities	25,558	25,558	—	—
Foreign equities	6,819	6,819	—	—
	$56,884	$33,270	$23,614	$—

	Assets
	Measured at
	Fair Value	Fair Value Measurements
Description	at 2/28/17	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,105	$3,105	$—	$—
Government bonds	11,861	—	11,861	—
Corporate bonds	8,037	—	8,037	—
Domestic equities	24,777	24,777	—	—
Foreign equities	5,032	5,032	—	—
	$52,812	$32,914	$19,898	$—

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2018	2017	2016
Components of net periodic benefit cost
Service cost	$1,083	$1,166	$1,301
Interest cost	2,270	2,372	2,369
Expected return on plan assets	(3,794)	(3,665)	(3,928)
Amortization of:
Prior service cost	—	—	(86)
Unrecognized net loss	2,041	2,683	2,551
Net periodic benefit cost	1,600	2,556	2,207

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	(669)	(723)	2,102
Amortization of net actuarial loss	(2,041)	(2,683)	(2,551)
Amortization of prior service credit	—	—	86
	(2,710)	(3,406)	(363)
Total recognized in net periodic pension cost and other comprehensive income	$(1,110)	$(850)	$1,844

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2018	2017	2016
Weighted average discount rate (net periodic pension cost)	4.10%	4.30%	4.00%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	7.50%	7.50%	8.00%
Weighted average discount rate (benefit obligations)	4.05%	4.10%	4.30%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the current fiscal year, the Company adopted the new MP-2017 improvement scale to determine their benefit obligations under the plan.  The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2018	2017
Change in benefit obligation
Projected benefit obligation at beginning of year	$57,658	$56,243
Service cost	1,083	1,166
Interest cost	2,270	2,372
Actuarial loss	978	2,479
Other assumption change	(423)	(730)
Benefits paid	(3,947)	(3,872)
Projected benefit obligation at end of year	$57,619	$57,658
Change in plan assets:
Fair value of plan assets at beginning of year	$52,812	$47,547
Company contributions	3,000	3,000
Gain on plan assets	5,019	6,137
Benefits paid	(3,947)	(3,872)
Fair value of plan assets at end of year	$56,884	$52,812
Unfunded status	$(735)	$(4,846)
Accumulated benefit obligation at end of year	$53,244	$53,590

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company contributed $3.0 million during fiscal year 2018 and would expect to contribute a similar amount during fiscal year 2019.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid in the fiscal years ended (in thousands):

Year	Projected Payments
2019	$4,200
2020	4,200
2021	4,300
2022	4,200
2023	4,100
2024 - 2028	19,000

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Company’s pension plan, etc. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.2 million in each of the fiscal years ended 2018, 2017 and 2016.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $203,000, $228,000, and $229,000, in fiscal years ended 2018, 2017 and 2016, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2018	2017	2016
Current:
Federal	$14,001	$10,543	$16,086
State and local	1,944	2,254	2,502
Total current	15,945	12,797	18,588
Deferred:
Federal	(1,811)	932	342
State and local	17	(113)	(147)
Total deferred	(1,794)	819	195
Total provision for income taxes	$14,151	$13,616	$18,783

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2018, was 30.2%, as compared to 34.0% and 36.8% in 2017 and 2016, respectively.  The following summary reconciles the statutory U.S. Federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2018	2017	2016
Statutory rate	32.7%	35.0%	35.0%
Provision for state income taxes, net of federal income tax benefit	2.8	3.5	3.1
Domestic production activities deduction	(2.8)	(2.5)	(2.5)
Valuation allowance	—	(3.4)	0.7
Federal true-up	4.1	0.6	—
Tax Cuts and Jobs Act	(7.6)	-	—
Other	1.0	0.8	0.5
	30.2%	34.0%	36.8%

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law.  Among other things, the Tax Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, the Company has re-valued its deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.  This change in the statutory tax rate resulted in reduction in income tax expense being recognized of $3.6 million due to the adjustment of deferred tax liabilities based on the expected prevailing tax rate at the expected time of their realization.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities.  Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years.  Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations.  To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would not be recorded.  The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

Deferred tax assets	2018	2017
Allowance for doubtful receivables	$255	$512
Inventories	738	1,124
Employee compensation and benefits	703	1,448
Pension and noncurrent employee compensation benefits	2,888	5,786
Net operating loss and foreign tax credits	429	438
Stock options	285	552
Total deferred tax assets	$5,298	$9,860
Deferred tax liabilities
Property, plant and equipment	$4,140	$6,979
Goodwill and other intangible assets	7,158	9,371
Property tax	158	440
Other	31	23
Total deferred tax liabilities	$11,487	$16,813
Net deferred income tax liabilities	$6,189	$6,953

As of the fiscal year ended 2018, the Company has federal net operating loss carry forwards of approximately $84,000 expiring in fiscal years 2024 through 2025.  Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the net operating loss carry forwards.

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

At fiscal year-end 2018 and 2017, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $141,000 and $249,000, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2018, the unrecognized tax benefit includes an aggregate of $2,000 of interest expense.  Approximately $2,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months.  A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2018 and 2017 is as follows (in thousands):

	2018	2017
Balance at March 1, 2017	$249	$225
Additions based on tax positions	(25)	99
Reductions due to lapses of statues of limitations	(83)	(75)
Balance at February 28, 2018	$141	$249

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and foreign tax jurisdictions.  The Company has concluded all U.S. Federal income tax matters for years through 2013.  All material state and local income tax matters have been concluded for years through 2013 and foreign tax jurisdictions through 2013.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.  Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2018, 2017 and 2016.

(13) Earnings per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2018	2017	2016
Basic weighted average common shares outstanding	25,391,998	25,734,667	25,688,273
Effect of dilutive options	25,246	14,518	34,094
Diluted weighted average common shares outstanding	25,417,244	25,749,185	25,722,367
Earnings (loss) per share - basic and diluted
Earnings per share on continuing operations	$1.29	$1.03	$1.25
Earnings (loss) per share on discontinued operations	0.01	(0.96)	0.14
Net earnings	$1.30	$0.07	$1.39
Cash dividends	$0.875	$2.20	$0.70

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share.  Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security.  Accordingly, the presentation above is prepared on a combined basis.  At fiscal year-end 2017 and 2016, 42,500 and 145,243 stock options, respectively,  were excluded from the calculation above, as their effect would be anti-dilutive.  For fiscal year 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.

(14) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2023. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2019	$4,277
2020	3,459
2021	1,979
2022	1,116
2023	857
Thereafter	1,250
$12,938

Rent expense attributable to such leases totaled $5.3 million, $4.3 million, and $4.8 million for the fiscal years ended 2018, 2017 and 2016, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(15) Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows for the three fiscal years ended (in thousands):

	2018	2017	2016
Interest paid	$731	$853	$1,623
Income taxes paid	$15,468	$975	$18,980
Reclassification of the income tax effects of the Tax Act for the pension plan	$2,847	$—	$—

(16) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2018 and 2017 (in thousands, except per share amounts and quarter over quarter comparison):

For the three months ended	May 31	August 31	November 30	February 28
Fiscal year ended 2018:
Net sales	$94,590	$94,887	$93,606	$87,088
Gross profit margin	29,919	30,787	29,884	26,324
Net earnings	7,784	8,540	8,274	8,160
Dividends paid	4,468	5,084	5,083	7,625
Per share of common stock:
Basic net earnings	$0.31	$0.34	$0.33	$0.32
Diluted net earnings	$0.31	$0.34	$0.33	$0.32
Dividends	$0.175	$0.200	$0.200	$0.300
Fiscal year ended 2017:
Net sales	$90,410	$91,246	$88,660	$86,572
Gross profit margin	26,694	27,038	25,292	24,926
Net earnings	6,683	6,784	5,740	7,210
Dividends paid	4,530	43,657	4,537	4,476
Per share of common stock:
Basic net earnings	$0.26	$0.26	$0.22	$0.28
Diluted net earnings	$0.26	$0.26	$0.22	$0.28
Dividends	$0.175	$1.675	$0.175	$0.175

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

No single customer accounts for as much as five percent of the Company’s consolidated net sales or accounts receivable.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers.  While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000.  At February 28, 2018, cash balances included $95.3 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

(18) Subsequent Events

On April 30, 2018, the Company, through one of its subsidiaries, acquired the assets of Allen-Bailey Tag and Label of Caledonia, New York, for $4.75 million in cash plus the assumption of trade payables.  Allen-Bailey produces tags and labels for the fire safety and agriculture industries.  This will enable the Company to expand its geographic presence of tags and labels into the eastern seaboard of the United States.