Form 10-Q
period 2018-05-31
ENNIS, INC.
filed 2018-07-06
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2018

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

As of June 29, 2018, there were 25,456,559 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31,	February 28,
	2018	2018
Assets
Current assets
Cash	$96,420	$96,230
Accounts receivable, net of allowance for doubtful receivables of $1,298 at May 31, 2018 and $1,194 at February 28, 2018	36,241	35,654
Prepaid expenses	1,227	1,305
Prepaid income taxes	312	3,600
Inventories	30,971	26,480
Assets held for sale	75	75
Total current assets	165,246	163,344
Property, plant and equipment
Plant, machinery and equipment	134,678	133,222
Land and buildings	55,164	54,318
Other	23,299	23,208
Total property, plant and equipment	213,141	210,748
Less accumulated depreciation	166,770	164,840
Net property, plant and equipment	46,371	45,908
Goodwill	70,603	70,603
Intangible assets, net	49,805	49,254
Other assets	302	330
Total assets	$332,327	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

	May 31,	February 28,
	2018	2018
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,290	$12,168
Accrued expenses	16,622	17,403
Total current liabilities	27,912	29,571
Long-term debt	30,000	30,000
Liability for pension benefits	735	735
Deferred income taxes	6,257	6,189
Other liabilities	1,647	1,240
Total liabilities	66,551	67,735
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2018 and February 28, 2018	75,134	75,134
Additional paid-in capital	120,270	121,333
Retained earnings	168,341	164,177
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(16,167)	(16,428)
Total accumulated other comprehensive income (loss)	(16,167)	(16,428)
Treasury stock	(81,802)	(82,512)
Total shareholders’ equity	265,776	261,704
Total liabilities and shareholders' equity	$332,327	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2018	2017
Net sales	$93,419	$94,590
Cost of goods sold	63,228	64,598
Gross profit margin	30,191	29,992
Selling, general and administrative	17,735	17,316
(Gain) loss from disposal of assets	(4)	15
Income from operations	12,460	12,661
Other income (expense)
Interest expense	(261)	(190)
Other, net	130	(116)
Total other income (expense)	(131)	(306)
Earnings before income taxes	12,329	12,355
Income tax expense	3,082	4,571
Net earnings	$9,247	$7,784
Weighted average common shares outstanding
Basic	25,333,673	25,422,856
Diluted	25,363,772	25,436,787
Earnings per share
Basic	$0.37	$0.31
Diluted	$0.36	$0.31
Cash dividends per share	$0.200	$0.175

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended
	May 31,
	2018	2017
Net earnings	$9,247	$7,784
Adjustment to pension, net of deferred taxes	261	248
Comprehensive income	$9,508	$8,032

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	9,247	—	—	—	9,247
Adjustment to pension, net of deferred tax of $87	—	—	—	—	261	—	—	261
Dividends paid ($0.20 per share)	—	—	—	(5,083)	—	—	—	(5,083)
Stock based compensation	—	—	327	—	—	—	—	327
Exercise of stock options and restricted stock	—	—	(1,390)	—	—	80,692	1,390	—
Common stock repurchases	—	—	—	—	—	(37,943)	(680)	(680)
Balance May 31, 2018	30,053,443	$75,134	$120,270	$168,341	$(16,167)	(4,746,479)	$(81,802)	$265,776

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	May 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$9,247	$7,784
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,035	1,996
Amortization of deferred finance charges	28	28
Amortization of intangible assets	1,415	1,525
(Gain) loss from disposal of assets	(4)	15
Bad debt expense, net of recoveries	135	(166)
Stock based compensation	327	333
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	453	1,175
Prepaid expenses and income taxes	3,391	1,165
Inventories	(3,505)	(1,284)
Other assets	—	1
Accounts payable and accrued expenses	(1,964)	(543)
Other liabilities	3	(83)
Liability for pension benefits	329	400
Net cash provided by operating activities	11,890	12,346
Cash flows from investing activities:
Capital expenditures	(1,205)	(731)
Purchase of businesses, net of cash acquired	(4,736)	—
Proceeds from disposal of plant and property	4	20
Net cash used in investing activities	(5,937)	(711)
Cash flows from financing activities:
Dividends paid	(5,083)	(4,468)
Common stock repurchases	(680)	(3,310)
Net cash used in financing activities	(5,763)	(7,778)
Net change in cash	190	3,857
Cash at beginning of period	96,230	80,466
Cash at end of period	$96,420	$84,323

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018, from which the accompanying consolidated balance sheet at February 28, 2018 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The Company retrospectively adopted this guidance as of March 1, 2018.  See Note 11, Pension Plan, for further discussion.  The impact of adoption was a $73,000 decrease in cost of sales, $56,000 decrease in selling, general and administrative expenses and $129,000 increase in other expense-net for the three months ended May 31, 2017 compared to the amount previously reported.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which institutes a number of modifications to the reporting of financial assets and liabilities. These modifications include: (i) measurement of non-equity method assets and liabilities at fair value, with changes to fair value recognized through net income, (ii) performance of qualitative impairment assessments of equity investments without readily determinable fair values at each reporting period, (iii) elimination of the requirement to disclose methods and significant assumptions used in calculating the fair value of financial instruments measured at amortized cost, (iv) measurement of the fair value of financial instruments measured at amortized cost using the exit price notion consistent with Topic 820, Fair Value Measurement, (v) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, (vi) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (vii) evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period.  The Company adopted this standard on March 1, 2018.  The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.  Our conclusion is that the timing of revenue recognition for our various revenue streams is not materially impacted by the adoption of this standard.  The Company adopted this standard on March 1, 2018 using the modified retrospective approach.  The adoption did not have, and is not expected to have, a significant impact on the consolidated operating results, financial position or cash flows of the Company.  See Note 2, Revenue, below for further disclosures associated with the adoption of this pronouncement.

2. Revenue

On March 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of March 1, 2018. Results for reporting periods beginning after March 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, and no adjustment has been recorded to beginning retained earnings due to there being no change in revenue recognition for prior periods.

The adoption did not have, and is not expected to have, a significant effect on the Company’s consolidated results of operations, financial position or cash flows.

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consist of the sale of commercial printing products in the continental United States and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.  Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board (“FOB”) shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination.

In some cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer, which for certain customers may be recognized over time rather than at a point in time.  As the output method for measure of progress is determined to be appropriate, the Company recognizes revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2018.

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work, and governed by the Company’s trade terms and conditions.  In certain instances, it may be further supplemented by separate pricing agreements and customer incentive arrangements, which typically only affect the contract’s transaction price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 90 days, based on the Company’s credit assessment of individual customers, as well as industry expectations.  Product returns are not significant.

From time to time, the Company may offer incentives to its customers considered to be variable consideration including volume-based rebates or early payment discounts.   Customer incentives considered to be variable consideration are recorded as a reduction to revenue as part of the transaction price at contract inception when there is a basis to reasonably estimate the amount of the incentive and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.  Customer incentives are allocated entirely to the single performance obligation of transferring printed product to the customer.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

For customers with terms of FOB shipping point, the Company accounts for shipping and handling activities performed after the control of the printed product has been transferred to the customer as a fulfillment cost. The Company accrues for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.

The Company’s contracts with customers generally have a duration of one year or less.  Accordingly, the Company does not disclose the value of unsatisfied performance obligations nor the timing of revenue recognition.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended
	May 31,
	2018	2017
Balance at beginning of period	$1,194	$1,674
Bad debt expense, net of recoveries	135	(166)
Accounts written off	(31)	(66)
Balance at end of period	$1,298	$1,442

4. Inventories

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2018	2018
Raw material	$19,264	$15,854
Work-in-process	3,381	3,114
Finished goods	8,326	7,512
	$30,971	$26,480

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

5. Acquisitions

On April 30, 2018, the Company acquired the assets of a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  On July 7, 2017, the Company acquired the assets of a tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

6. Goodwill and Intangible Assets

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2018	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	15.5	$20,558	$2,715	$17,843
Customer lists	7.9	58,973	27,136	31,837
Noncompete	4.1	275	151	124
Patent	0.2	783	782	1
Total	10.6	$80,589	$30,784	$49,805

As of February 28, 2018
Amortized intangible assets
Trademarks and trade names	16.0	$19,625	$2,408	$17,217
Customer lists	8.1	58,040	26,039	32,001
Noncompete	1.1	175	140	35
Patent	0.4	783	782	1
Total	10.8	$78,623	$29,369	$49,254

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

Aggregate amortization expense for the three months ended May 31, 2018 and May 31, 2017 was $1.4 million and $1.5 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2019	$5,730
2020	5,682
2021	5,612
2022	5,569
2023	4,781

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2017	$70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of February 28, 2018	70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of May 31, 2018	$70,603

7. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 28,
	2018	2018
Employee compensation and benefits	$14,472	$15,597
Taxes other than income	769	296
Accrued legal and professional fees	201	282
Accrued interest	170	143
Accrued utilities	90	148
Accrued acquisition related obligations	624	654
Accrued credit card fees	127	115
Other accrued expenses	169	168
	$16,622	$17,403

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2018	2018
Revolving credit facility	$30,000	$30,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

dividend or distribution is equal to or less than 2.50:1.00.  As of May 31, 2018, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.3% (3 month LIBOR + 1.0%) at May 31, 2018 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of May 31, 2018, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

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

During the three months ended May 31, 2018 the Company, under the program, repurchased 37,943 shares of common stock at an average price of $17.92 per share.  Since the program’s inception in October 2008, there have been 1,480,179 common shares repurchased at an average price of $15.07 per share. As of May 31, 2018 there was $17.7 million available to repurchase shares of the Company’s common stock under the program.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors.  At May 31, 2018, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 456,796 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2018.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended May 31, 2018 and May 31, 2017, the Company included compensation expense related to share-based compensation of $0.3 million and $0.3 million, respectively, in selling, general, and administrative expenses.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2018:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2018	172,496	$15.95	3.2	$612
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at May 31, 2018	172,496	$15.95	3.0	$405
Exercisable at May 31, 2018	172,496	$15.95	3.0	$405

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

No stock options were granted or exercised during the three months ended May 31, 2018 and May 31, 2017.

A summary of the Company’s unvested stock options at May 31, 2018 and the changes during the three months ended May 31, 2018 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2018	1,616	$2.24
New grants	—	—
Vested	(1,616)	2.24
Forfeited	—	—
Unvested at May 31, 2018	—	—

Restricted Stock

The Company had the following restricted stock grant activity for the three months ended May 31, 2018:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2018	152,675	$16.59
Granted	72,612	20.35
Terminated	—	—
Vested	(80,692)	16.02
Outstanding at May 31, 2018	144,595	$18.80

As of May 31, 2018, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.6 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years.

11. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 20% of our aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2018	2017
Components of net periodic benefit cost
Service cost	$277	$271
Interest cost	568	568
Expected return on plan assets	(1,027)	(949)
Amortization of:
Unrecognized net loss	511	510
Net periodic benefit cost	$329	$400

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of ERISA.  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

February 28, 2019.  However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2019.  The Company contributed $3.0 million to the Pension Plan during fiscal year 2018.

The Company adopted ASU No. 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, with retrospective adoption, during the first quarter of fiscal year 2019 and records benefit service costs in cost of sales and selling, general and administrative expenses.  The other components, which include interest cost, expected return on plan assets and net amortization, are recorded in other income (expense)-net within the Consolidated Statements of Operations.  Previously, all pension and postretirement benefits expense (income) was recorded in cost of sales and selling, general and administrative expenses.  See Note 1, Recent Accounting Pronouncements, for further discussion and impact of adoption.

12. Earnings per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three months ended May 31, 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  For the three months ended May 31, 2017, 95,692 shares related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended
	May 31,
	2018	2017
Basic weighted average common shares outstanding	25,333,673	25,422,856
Effect of dilutive options	30,099	13,931
Diluted weighted average common shares outstanding	25,363,772	25,436,787
Earnings per share:
Net earnings - basic	$0.37	$0.31
Net earnings - diluted	$0.36	$0.31
Cash dividends	$0.200	$0.175

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2018

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At May 31, 2018, cash balances included $95.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On June 15, 2018, the Board increased the quarterly dividend on our common stock to 22.5 cents per share from 20 cents per share, which will be paid on August 3, 2018 to the shareholders of record on July 6, 2018.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

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

On April 30, 2018 we acquired the assets of a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  On July 7, 2017, we acquired the assets of a tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 57 manufacturing plants throughout the United States in 20 strategically located states.  Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, and Hayes Graphics®. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

FOR THE PERIOD ENDED MAY 31, 2018

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

Production capacity and price competition within our industry – The strong dollar during the first half of fiscal year 2018 attracted cheaper material into the United States, notwithstanding the imposition of trade tariffs, which impaired the price advantage larger suppliers had over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the dollar, the price advantage of foreign imports has for the most part dissipated which has led to lower volumes of imported paper and an increase in domestic exports.  Meanwhile, a significant amount of capacity has come out of the market, either planned or unplanned, as through the bankruptcy filing of several mills.  In addition, some mills moved capacity formerly used for coated production to uncoated production due to their ability to get higher margins on these products.  Even with shrinking demand, this has led to a supply/demand imbalance with most mills running in excess of 90% of capacity across all grades.  At this level, suppliers have historically raised prices in the marketplace.  Increases have been announced and experienced across all paper grades, with some paper grades having seen multiple announced price increases.  In addition, some paper grades are being placed on allocations given the tight supply environment.  In the past, we have been fairly successful in passing cost increases through to the marketplace over time.  In addition, with our long-term relationship with our paper supplier, our financial strength and our size, we believe we should be able to avoid any potential disruptions in our supply chain.  Given the current environment, it will be more important than ever for us to continue to focus on effectively managing and controlling our product costs so we are able to minimize these effects on our operational results.  We will continue to accomplish this through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs.  In addition, we will continue to look for ways to reduce, as well as leverage our fixed costs.  As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when these negative factors swing the other way.

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

FOR THE PERIOD ENDED MAY 31, 2018

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile;  our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations.  In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 before making an investment in our common stock.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements.  For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three months ended May 31, 2018 and the comparative periods for 2017 are set forth in the unaudited consolidated financial information included in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2018		2017
Net sales	$93,419	100.0%	$94,590	100.0%
Cost of goods sold	63,228	67.7	64,598	68.3
Gross profit margin	30,191	32.3	29,992	31.7
Selling, general and administrative	17,735	19.0	17,316	18.3
(Gain) loss from disposal of assets	(4)	—	15	—
Income from operations	12,460	13.3	12,661	13.4
Other expense	(131)	(0.1)	(306)	(0.3)
Earnings before income taxes	12,329	13.2	12,355	13.1
Provision for income taxes	3,082	3.3	4,571	4.9
Net earnings	$9,247	9.9%	$7,784	8.2%

Three months ended May 31, 2018 compared to three months ended May 31, 2017

Net Sales.  Our net sales were $93.4 million for the quarter ended May 31, 2018, compared to $94.6 million for the same quarter in the prior year, or a decrease of $1.2 million, or 1.3%.  On a sequential quarter basis, our revenues increased from $87.1 million, a $6.3 million increase, or 7.3%.  The market continues to be fairly soft with competitive pricing pressures.  However, current dollar pricing, has made domestic paper production more attractive internationally and coupled with shrinking domestic mill capacity, has resulted in an environment conducive for material price increases domestically.  These increases, if able to be passed along to customers, should offset some of the normal industry sales attrition in the marketplace.  The acquisition of Allen-Bailey Tag & Label (“ABTL”), which was completed in April 2018 and which is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes, contributed $1.0 million in net sales during the three months ended May 31, 2018.

Cost of Goods Sold.  Our cost of goods sold decreased by $1.4 million from $64.6 million for the three months ended May 31, 2017 to $63.2 million for the three months ended May 31, 2018, or 2.2%. Our gross profit margin (“margin”) was $30.2 million for the quarter, or 32.3% of net sales, compared to $30.0 million, or 31.7% of net sales, for the same quarter in the prior year.  The Company attributed its margin increase during the quarter to three factors: 1) increased absorption factor, 2) plant consolidation and 3) product mix changes.

Selling, general, and administrative expense.  For the three months ended May 31, 2018, our selling, general, and administrative (“SG&A”) expenses were $17.7 million compared to $17.3 million for the three months ended May 31, 2017, or an increase of 2.3%.  As a percentage of net sales, the SG&A expenses were 19.0% and 18.3% for the three months ended May 31, 2018 and May 31, 2017, respectively.  The acquisition of ABTL added $0.2 million in SG&A expenses, and increases in our legal and performance bonus accruals added approximately $0.5 million in SG&A expenses during the quarter.  The acquisition of Independent Printing Company, Inc. and its related entities (collectively, “Independent”) in the fourth quarter of fiscal year 2017 increased our historical SG&A percentage.  We have recently completed the implementation of our enterprise resource planning (ERP) system at this location, which should allow us to reduce their expenses to be more in line with our historical percentage prior to the acquisition of Independent.  In addition, we continue to look for additional acquisitions to more fully leverage our corporate expense structure following our sale of Alstyle Apparel, LLC and its subsidiaries in May 2016.

(Gain) loss from disposal of assets.  The $4,000 net gain from disposal of assets during the quarter related primarily to the sale of manufacturing equipment.  The $15,000 loss during the same quarter in the prior year related primarily to sale of manufacturing equipment.

Income from operations.  As a result of the above factors, our income from operations for the three months ended May 31, 2018 was $12.5 million, or 13.3% of net sales, as compared to $12.7 million, or 13.4% of net sales, for the three months ended May 31, 2017.  The acquisition of ABTL contributed approximately $0.1 million of income during quarter.

Other expense.  Other expense was $0.1 million and $0.3 million for the three months ended May 31, 2018 and May 31, 2017, respectively.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

Provision for income taxes. Our effective tax rate for operations was 25.0% for the three months ended May 31, 2018 as compared to 37% for the three months ended May 31, 2017.  The lower tax rate as compared to the first quarter in the prior year was due to the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of the prior fiscal year.

Net earnings.  Earnings from operations, due to the factors above, were $9.2 million for the three months ended May 31, 2018 as compared to $7.8 million for the comparable quarter in the prior year, an increase of 17.9%.  Earnings from operations per diluted share for the three months ended May 31, 2018 was $0.36, compared to $0.31 for the same quarter in the prior year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business.  The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 20% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders.  We expect to generate sufficient cash flows from operations supplemented by our Credit Facility as required to cover our operating and capital requirements for the foreseeable future.

	May 31,	February 28,
(Dollars in thousands)	2018	2018
Working Capital	$137,334	$133,773
Cash and cash equivalents	$96,420	$96,230

Working Capital.  Our working capital increased $3.6 million or 2.7%, from $133.8 million at February 28, 2018 to $137.3 million at May 31, 2018.  Our working capital was impacted primarily by an increase in our inventories of $4.5 million and a reduction of our current payables of $1.7 million, both of which were offset by a decrease in our prepaid income taxes of approximately $3.3 million. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 5.5 to 1.0 at February 28, 2018 to 5.9 to 1.0 at May 31, 2018.

	Three months ended May 31,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$11,890	$12,346
Net cash used in investing activities	$(5,937)	$(711)
Net cash used in financing activities	$(5,763)	$(7,778)

Cash flows from operating activities.  Cash provided by operating activities decreased by $0.5 million from $12.3 million for the three months ended May 31, 2017 to $11.9 million for the three months ended May 31, 2018.  Our decreased operational cash flows in comparison to the comparable period in the prior year was primarily the result of a $2.2 million increase in our inventories, a $0.7 million increase in our receivables, and a $1.4 million decrease in our payables and accrued expenses.  These decreases in our cash were offset by $1.5 million of increased earnings and a $2.2 million decrease in our prepaid expenses and income taxes.

Cash flows from investing activities. Cash used in investing activities increased $5.2 million from $0.7 million to $5.9 million used for the three months ended May 31, 2017 and May 31, 2018, respectively.  This was primarily due to our acquisition of a tag and label operation in the current quarter of $4.7 million and $0.5 million more in cash used for capital expenditures.

Cash flows from financing activities.  We used $2.0 million less in cash from financing activities during the three months ended May 31, 2018 compared to the same period in the prior year.  We used $0.7 million to repurchase our common stock under our stock repurchase program during the three months ended May 31, 2018, whereas we used $3.3 million to repurchase shares of our common stock during the three months ended May 31, 2017.  This was offset by 0.6 million more used to pay dividends during the three months ended May 31, 2018 as compared to the three months ended May 31, 2017.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.3% (3 month LIBOR + 1.0%) at May 31, 2018 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of May 31, 2018, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2019. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2019.  We made contributions totaling $3.0 million to our Pension Plan during fiscal 2018. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At May 31, 2018, we had an unfunded pension liability recorded on our balance sheet of $0.7 million.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2018 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of May 31, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at May 31, 2018.  The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2018 would be approximately $0.3 million.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2018 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2018.

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

During the three months ended May 31, 2018, the Company, under the program, repurchased 37,943 shares of common stock at an average price of $17.92 per share.  Since the program’s inception in October 2008, there have been 1,480,179 common shares repurchased at an average price of $15.07 per share. As of May 31, 2018 there was $17.7 million available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
March 1, 2018 - March 31, 2018	—	$—	—	$18,377,146
April 1, 2018 - April 30, 2018	—	$—	—	$18,377,146
May 1, 2018 - May 31, 2018	37,943	$17.92	37,943	$17,697,351
Total	37,943	$17.92	37,943	$17,697,351

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, filed on July 6, 2018, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 6, 2018	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 6, 2018	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer