Form 10-Q
period 2018-08-31
ENNIS, INC.
filed 2018-10-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 28, 2018, there were 26,321,309 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31,	February 28,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$79,483	$96,230
Accounts receivable, net of allowance for doubtful receivables of $1,326 at August 31, 2018 and $1,194 at February 28, 2018	43,531	35,654
Prepaid expenses	989	1,305
Prepaid income taxes	806	3,600
Inventories	34,912	26,480
Assets held for sale	$—	75
Total current assets	159,721	163,344
Property, plant and equipment
Plant, machinery and equipment	145,158	133,222
Land and buildings	56,541	54,318
Other	23,646	23,208
Total property, plant and equipment	225,345	210,748
Less accumulated depreciation	169,452	164,840
Net property, plant and equipment	55,893	45,908
Goodwill	80,944	70,603
Intangible assets, net	65,470	49,254
Other assets	372	330
Total assets	$362,400	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	August 31,	February 28,
	2018	2018
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,420	$12,168
Accrued expenses	16,585	17,403
Total current liabilities	32,005	29,571
Long-term debt	30,000	30,000
Liability for pension benefits	735	735
Deferred income taxes	11,623	6,189
Other liabilities	1,541	1,240
Total liabilities	75,904	67,735
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2018 and February 28, 2018	75,134	75,134
Additional paid-in capital	122,353	121,333
Retained earnings	172,180	164,177
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(15,920)	(16,428)
Total accumulated other comprehensive income (loss)	(15,920)	(16,428)
Treasury stock	(67,251)	(82,512)
Total shareholders’ equity	286,496	261,704
Total liabilities and shareholders' equity	$362,400	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2018	2017
Net sales	$98,591	$94,887	$192,010	$189,477
Cost of goods sold	68,268	64,028	131,496	128,626
Gross profit margin	30,323	30,859	60,514	60,851
Selling, general and administrative	17,567	17,038	35,302	34,354
(Gain) loss from disposal of assets	(2)	48	(6)	63
Income from operations	12,758	13,773	25,218	26,434
Other income (expense)
Interest expense	(287)	(204)	(548)	(394)
Other, net	285	(13)	415	(129)
Total other income (expense)	(2)	(217)	(133)	(523)
Earnings before income taxes	12,756	13,556	25,085	25,911
Income tax expense	3,189	5,016	6,271	9,587
Net earnings	$9,567	$8,540	$18,814	$16,324
Weighted average common shares outstanding
Basic	25,671,643	25,342,747	25,510,356	25,388,292
Diluted	25,685,514	25,366,001	25,522,831	25,405,863
Earnings per share
Basic	$0.37	$0.34	$0.74	$0.64
Diluted	$0.37	$0.34	$0.74	$0.64
Cash dividends per share	$0.225	$0.200	$0.425	$0.375

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2018	2017
Net earnings	$9,567	$8,540	$18,814	$16,324
Adjustment to pension, net of taxes	247	248	508	496
Comprehensive income	$9,814	$8,788	$19,322	$16,820

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	18,814	—	—	—	18,814
Adjustment to pension, net of deferred tax of $169	—	—	—	—	508	—	—	508
Dividends paid ($0.425 per share)	—	—	—	(10,811)	—	—	—	(10,811)
Stock based compensation	—	—	674	—	—	—	—	674
Exercise of stock options and restricted stock	—	—	(1,528)	—	—	110,139	1,597	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	(37,943)	(680)	(680)
Balance August 31, 2018	30,053,443	$75,134	$122,353	$172,180	$(15,920)	(3,887,906)	$(67,251)	$286,496

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	August 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$18,814	$16,324
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,308	3,996
Amortization of deferred finance charges	57	57
Amortization of intangible assets	2,920	3,077
(Gain) loss from disposal of assets	(6)	63
Bad debt expense, net of recoveries	196	(248)
Stock based compensation	674	667
Net periodic benefit cost	659	800
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,708)	(555)
Prepaid expenses and income taxes	3,562	(126)
Inventories	(3,081)	(1,182)
Other assets	(4)	67
Accounts payable and accrued expenses	(1,941)	(4,122)
Other liabilities	(200)	358
Net cash provided by operating activities	24,250	19,176
Cash flows from investing activities:
Capital expenditures	(2,546)	(1,590)
Purchase of businesses, net of cash acquired	(27,035)	(1,350)
Proceeds from disposal of plant and property	6	25
Net cash used in investing activities	(29,575)	(2,915)
Cash flows from financing activities:
Dividends paid	(10,811)	(9,552)
Common stock repurchases	(680)	(3,310)
Proceeds from exercise of stock options	69	—
Net cash used in financing activities	(11,422)	(12,862)
Net change in cash and cash equivalents	(16,747)	3,399
Cash and cash equivalents at beginning of period	96,230	80,466
Cash and cash equivalents at end of period	$79,483	$83,865

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018, from which the accompanying consolidated balance sheet at February 28, 2018 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The Company retrospectively adopted this guidance as of March 1, 2018.  See Note 11, Pension Plan, for further discussion.  The impact of adoption was a $72,000 decrease in cost of sales, $58,000 decrease in selling, general and administrative expenses and $130,000 increase in other expense-net for the three months ended August 31, 2017 compared to the amount previously reported.  The impact of adoption was a $145,000 decrease in cost of sales, $114,000 decrease in selling, general and administrative expenses and $259,000 increase in other expense-net for the six months ended August 31, 2017 compared to the amount previously reported.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting.  For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of fiscal year 2020.  Early adoption of ASU 2016-02 is permitted.  Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on its consolidated balance sheets.  The Company is continuing its evaluation, which may identify additional impacts this standard will have on the Company’s financial statements and related disclosures.

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

FOR THE PERIOD ENDED AUGUST 31, 2018

under Topic 605, and no adjustment has been recorded to beginning retained earnings due to there being no change in revenue recognition for prior periods.

The adoption did not have a significant effect on the Company’s consolidated results of operations, financial position or cash flows.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2018.

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

FOR THE PERIOD ENDED AUGUST 31, 2018

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2018	2017
Balance at beginning of period	$1,298	$1,442	$1,194	$1,674
Bad debt expense, net of recoveries	61	(82)	196	(248)
Accounts written off	(33)	(42)	(64)	(108)
Balance at end of period	$1,326	$1,318	$1,326	$1,318

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2018	2018
Raw material	$20,623	$15,854
Work-in-process	4,550	3,114
Finished goods	9,739	7,512
	$34,912	$26,480

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

5. Acquisitions

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share (the “Shares”), to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright” or “WBG”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of WBG by way of a merger of a wholly-owned subsidiary of the Company with and into WBG pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Shares paid to the former stockholders of WBG represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The issuance of the Shares was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1993, as amended, and Regulation D promulgated thereunder.  During the six months ended August 31, 2018, the Company incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  These costs were recorded in selling, general and administrative expenses.  Wright is a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  The business produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  With this acquisition we will continue to be the preeminent provider of all types of printed products and services to the west coast.  The addition of packaging, statement processing and direct mail will add to the overall capabilities of our existing operations, which should help us to continue to penetrate additional markets throughout the United States.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, will continue to operate under its respective brand names.  The purchase price of Wright was as follows (in thousands):

Ennis common stock issued 829,126 shares	$16,218
Cash	22,299
Purchase price of Wright Business Graphics	$38,517

The following is a summary of the preliminary purchase price allocation for Wright (in thousands):

Accounts receivable	$5,190
Prepaid Expenses	427
Inventories	4,365
Other assets	88
Property, plant & equipment	10,379
Noncompete	447
Customer lists	12,900
Trade names	3,830
Goodwill	10,341
Accounts payable and accrued liabilities	(4,166)
Deferred income taxes	(5,284)
$38,517

The results of operations for Wright are included in the Company’s consolidated financial statements from the date of acquisition.  The following table represents certain operating information on a pro forma basis as though all Wright operations had been acquired as of March 1, 2017, after the estimated impact of adjustments such as amortization of intangible assets, interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Pro forma net sales	$107,807	$108,945	$215,129	$218,364
Pro forma net earnings	10,135	9,124	20,144	18,743
Pro forma earnings per share - diluted	0.39	0.36	0.79	0.74

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2018	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	14.3	$24,385	$3,062	$21,323
Customer lists	8.6	71,869	28,265	43,604
Noncompete	3.0	722	179	543
Patent	-	783	783	-
Total	10.4	$97,759	$32,289	$65,470

As of February 28, 2018
Amortized intangible assets
Trademarks and trade names	16.0	$19,625	$2,408	$17,217
Customer lists	8.1	58,040	26,039	32,001
Noncompete	1.1	175	140	35
Patent	0.4	783	782	1
Total	10.8	$78,623	$29,369	$49,254

Aggregate amortization expense for the six months ended August 31, 2018 and August 31, 2017 was $2.9 million and $3.1 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

The Company’s estimated amortization expense for the current and next four fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2019	$6,745
2020	7,410
2021	7,240
2022	7,231
2023	6,334

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2017	$70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of February 28, 2018	70,603
Goodwill acquired	10,341
Goodwill impairment	—
Balance as of August 31, 2018	$80,944

During the six months ended August 31, 2018, $10.3 million was added to goodwill related to the acquisition of Wright.

7. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2018	2018
Employee compensation and benefits	$13,559	$15,597
Taxes other than income	1,248	296
Accrued legal and professional fees	292	282
Accrued interest	185	143
Accrued utilities	115	148
Accrued acquisition related obligations	593	654
Accrued credit card fees	133	115
Other accrued expenses	460	168
	$16,585	$17,403

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2018	2018
Revolving credit facility	$30,000	$30,000

The Company has entered into a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company (the “Credit Facility”) until August 11, 2020 that provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

dividend or distribution is equal to or less than 2.50:1.00.  As of August 31, 2018, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.3% (3 month LIBOR + 1.0%) at August 31, 2018 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of August 31, 2018, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

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

During the six months ended August 31, 2018 the Company, under the program, repurchased 37,943 shares of common stock at an average price of $17.92 per share.  Since the program’s inception in October 2008, there have been 1,480,179 common shares repurchased at an average price of $15.07 per share. As of August 31, 2018 there was $17.7 million available to repurchase shares of the Company’s common stock under the program.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors.  At August 31, 2018, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 534,478 shares of unissued common stock reserved under the Plan for issuance as of August 31, 2018.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended August 31, 2018 and August 31, 2017, the Company included compensation expense related to share-based compensation of $0.4 million and $0.4 million, respectively, in selling, general, and administrative expenses.  For the six months ended August 31, 2018 and August 31, 2017, the Company included compensation expense related to share-based compensation of $0.7 million and $0.7 million, respectively, in selling, general, and administrative expenses.

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2018:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2018	172,496	$15.95	3.2	$612
Granted	—	-
Terminated	—	-
Exercised	(110,906)	15.99
Outstanding at August 31, 2018	61,590	$15.88	2.3	$364
Exercisable at August 31, 2018	61,590	$15.88	2.3	$364

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the six months ended August 31, 2018 and August 31, 2017.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2018	2017
Total cash received	$69	$—	$69	$—
Income tax benefits	$—	$—	$—	$—
Total grant-date fair value	$345	$—	$345	$—
Intrinsic value	$534	$—	$534	$—

A summary of the Company’s unvested stock options at August 31, 2018 and the changes during the six months ended August 31, 2018 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2018	1,616	$2.24
New grants	—	—
Vested	(1,616)	2.24
Forfeited	—	—
Unvested at August 31, 2018	—	—

Restricted Stock

The Company had the following restricted stock grant activity for the six months ended August 31, 2018:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at February 28, 2018	152,675	$16.59
Granted	83,789	20.54
Terminated	—	—
Vested	(80,692)	16.02
Outstanding at August 31, 2018	155,772	$19.01

As of August 31, 2018, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.5 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

11. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 17% of our aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$276	$270	$553	$541
Interest cost	569	567	1,137	1,135
Expected return on plan assets	(1,027)	(948)	(2,054)	(1,897)
Amortization of:
Unrecognized net loss	512	511	1,023	1,021
Net periodic benefit cost	$330	$400	$659	$800

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

For the three and six months ended August 31, 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  For the three and six months ended August 31, 2017, 42,500 and 95,692 shares, respectively, related to stock options were not included in the diluted earnings per share computation because the exercise price exceeded the average fair market value of the Company’s stock.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	25,671,643	25,342,747	25,510,356	25,388,292
Effect of dilutive options	13,871	23,254	12,475	17,571
Diluted weighted average common shares outstanding	25,685,514	25,366,001	25,522,831	25,405,863
Earnings per share
Net earnings - basic	$0.37	$0.34	$0.74	$0.64
Net earnings - diluted	$0.37	$0.34	$0.74	$0.64
Cash dividends	$0.225	$0.200	$0.425	$0.375

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2018

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At August 31, 2018, cash balances included $78.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On September 21, 2018, the Board declared a quarterly dividend on our common stock of 22.5 cents per share, which will be paid on November 5, 2018 to the shareholders of record on October 12, 2018.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

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

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share (the “Shares”), to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright” or “WBG”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of WBG by way of a merger of a wholly-owned subsidiary of the Company with and into WBG pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Shares paid to the former stockholders of WBG represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The sale of the Shares was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1993, as amended, and Regulation D promulgated thereunder.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  Wright is a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  The business produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers. Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, will continue to operate under its respective brand names.

On April 30, 2018, we acquired the assets of Allen-Bailey Tag & Label (“ABTL”), a tag and label operation located in New York, for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  On July 7, 2017, we acquired the assets of a tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 60 manufacturing plants throughout the United States in 21 strategically located states.  Approximately 95% of the business products manufactured are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphicsSM, Calibrated Forms®, PrintXcelSM, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM and Wright 360SM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

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

Production capacity and price competition within our industry – The strong dollar during the first half of fiscal year 2018 attracted cheaper material into the United States, notwithstanding the imposition of trade tariffs, which impaired the price advantage larger suppliers had over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the dollar, the price advantage of foreign imports has for the most part dissipated which has led to lower volumes of imported paper and an increase in domestic exports.  Meanwhile, a significant amount of capacity has come out of the market, either planned or unplanned, as through the bankruptcy filing of several mills.  In addition, some mills moved capacity formerly used for coated production to uncoated production due to their ability to get higher margins on these products.  Even with shrinking demand, this has led to a supply/demand imbalance with most mills running in excess of 90% of capacity across all grades.  At this level, suppliers have historically raised prices in the marketplace.  Increases are being experienced across all facets of the manufacturing process, from raw materials to supplies. Tight supply conditions have led to multiple price increases for raw materials over the last eight months.   In the past, price increases have been less frequent which allowed manufacturers to make pricing adjustments in a timely manner.  The size

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

and number of increases this year have impacted manufacturer’s ability to timely pass the required price adjustment to the end users. Besides the foregoing, some paper grades are being placed on allocations given the tight supply environment. We believe given our long-term relationship with our major paper supplier, our financial strength and our size, we should be able to avoid any potential disruptions in our supply chain.  While we don’t foresee these challenges changing in the short-term, we do expect pricing and costs in the marketplace to normalize over the long-term.  Until then, manufacturer’s margins will be negatively impacted.  Given the current environment, it will be more important than ever for us to continue to focus on effectively managing and controlling our product costs so we are able to minimize these effects on our operational results.  We will continue to accomplish this through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs.  In addition, we will continue to look for ways to reduce, as well as leverage our fixed costs.  As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when these negative factors swing the other way.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three and six months ended August 31, 2018 and the comparative periods for 2017 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2018		2017		2018		2017
Net sales	$98,591	100.0%	$94,887	100.0%	$192,010	100.0%	$189,477	100.0%
Cost of goods sold	68,268	69.2	64,028	67.5	131,496	68.5	128,626	67.9
Gross profit margin	30,323	30.8	30,859	32.5	60,514	31.5	60,851	32.1
Selling, general and administrative	17,567	17.9	17,038	18.0	35,302	18.4	34,354	18.1
(Gain) loss from disposal of assets	(2)	—	48	—	(6)	—	63	—
Income from operations	12,758	12.9	13,773	14.5	25,218	13.1	26,434	14.0
Other expense	(2)	—	(217)	(0.2)	(133)	—	(523)	(0.3)
Earnings before income taxes	12,756	12.9	13,556	14.3	25,085	13.1	25,911	13.7
Provision for income taxes	3,189	3.2	5,016	5.3	6,271	3.3	9,587	5.1
Net earnings	$9,567	9.7%	$8,540	9.0%	$18,814	9.8%	$16,324	8.6%

Three months ended August 31, 2018 compared to three months ended August 31, 2017

Net Sales.  Our net sales were $98.6 million for the quarter ended August 31, 2018, compared to $94.9 million for the same quarter in the prior year, or an increase of $3.7 million, or 3.9%.  On a sequential quarter basis, our revenues increased from $93.4 million, a $5.2 million increase, or 5.6%.  The market continues to be fairly soft with competitive pricing pressures.  However, the current value of the U.S. dollar has made domestic paper production more attractive internationally. The attractiveness of domestic paper production, coupled with shrinking domestic mill capacity, has resulted in an environment conducive for paper and other material price increases domestically.  These increases, if able to be passed along to customers, would help to offset some of the normal industry sales attrition in the marketplace.  The acquisitions of Wright, which was completed in July 2018, and ABTL, which was completed in April 2018, are integral parts of our strategy to offset normal industry revenue declines due to print attrition and other changes.  These two acquisitions contributed $4.9 million and $3.1 million, respectively, in net sales during the three months ended August 31, 2018.

Cost of Goods Sold.  Our cost of goods sold increased $4.3 million from $64.0 million for the three months ended August 31, 2017 to $68.3 million for the three months ended August 31, 2018, or 6.7%. Our gross profit margin (“margin”) was $30.3 million for the quarter, or 30.8% of net sales, compared to $30.9 million, or 32.5% of net sales, for the same quarter in the prior year.  Our margin during the quarter was impacted primarily by the increased cost of raw materials and, to a lesser extent, by the ABTL and Wright acquisitions, which had a dilutive impact on the Company’s reported margin.  The industry continues to be challenged by raw material and freight cost increases.  Tight supply conditions have allowed for multiple price increases for raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers to pass required pricing adjustments to the marketplace in a timely manner.  However, this year the size and number of increases have impacted manufacturer’s ability to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed to the marketplace. As indicated, and as expected, the Wright and ABTL acquisitions have had a dilutive impact on our margins as well.  We believe once we have the opportunity to fully analyze the business cost structures and implement our costs systems, margins will improve to expected levels.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

Selling, general, and administrative expense.  For the three months ended August 31, 2018, our selling, general, and administrative (“SG&A”) expenses were $17.6 million compared to $17.0 million for the three months ended August 31, 2017, or an increase of 3.5%.  As a percentage of net sales, the SG&A expenses were 17.9% and 18.0% for the three months ended August 31, 2018 and August 31, 2017, respectively.  The acquisition of Wright added $0.6 million in SG&A expenses, the acquisition of ABTL added $0.5 million in SG&A expenses, and increases in our legal and performance bonus accruals added approximately $0.4 million in SG&A expenses during the quarter.

(Gain) loss from disposal of assets.  The $2,000 net gain from disposal of assets during the quarter is primarily attributed to the sale of manufacturing equipment.  The $48,000 loss during the same quarter in the prior year is primarily attributed to the sale of manufacturing equipment.

Income from operations.  As a result of the above factors, our income from operations for the three months ended August 31, 2018 was $12.8 million, or 12.9% of net sales, as compared to $13.8 million, or 14.5% of net sales, for the three months ended August 31, 2017.  The acquisitions of Wright and ABTL contributed approximately $0.3 million and $0.2 million, respectively, of operating income during the quarter.

Other expense.  Other expense was $0.02 million and $0.22 million for the three months ended August 31, 2018 and August 31, 2017, respectively.  During the current quarter, due to our cash balance, our interest income for the most part offset our interest expense.

Provision for income taxes. Our effective tax rate was 25.0% for the three months ended August 31, 2018 as compared to 37.0% for the three months ended August 31, 2017.  The lower tax rate, as compared to the prior year, is due to the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of the prior fiscal year.

Net earnings.  Net earnings, due to the factors above, were $9.6 million for the three months ended August 31, 2018 as compared to $8.5 million for the comparable quarter in the prior year, an increase of 12.0%.  Net earnings from per diluted share for the three months ended August 31, 2018 was $0.37, compared to $0.34 for the same quarter in the prior year.

Six months ended August 31, 2018 compared to six months ended August 31, 2017

Net Sales.  Our net sales were $192.0 million for the six month period ended August 31, 2018, compared to $189.5 million for same period last year, or an increase of 1.3%.  The market continues to be fairly soft with competitive pricing pressures.  However, the current value of the U.S. dollar has made domestic paper production more attractive internationally.  The attractiveness of domestic paper production, coupled with shrinking domestic mill capacity, has resulted in an environment conducive for paper and other material price increases domestically.   These increases, if able to be passed along to customers, would help to offset some of the normal industry sales attrition in the marketplace.  The acquisitions of Wright and ABTL contributed $4.9 million and $4.1 million, respectively, in net sales during the six months ended August 31, 2018.

Cost of Goods Sold.  Our cost of goods sold was $131.5 million for the six months ended August 31, 2018, compared to $128.6 million for the same period last year, an increase of $2.9 million, or 2.3%. Our margin was $60.5 million for the six month period ended August 31, 2018, or 31.5%.  This compares to 32.1% for the same six month period last year.  Our margin during the period was impacted primarily by the increased cost of raw materials, and to a lesser extent by the ABTL and Wright acquisitions, which had a dilutive impact on the Company’s reported margin.  The industry continues to be challenged by raw material and freight cost increases.  Tight supply conditions have allowed for multiple price increases for raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers to pass required pricing adjustments to the marketplace in a timely manner.  However, this year the size and number of increases have impacted manufacturer’s ability to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed to the marketplace. As indicated, and as expected, the Wright and ABTL acquisitions have had a dilutive impact on our margins as well.  We believe once we have the opportunity to fully analyze the business cost structures and implement our costs systems, margins will improve to expected levels.

Selling, general, and administrative expense.  Our SG&A expenses were $35.3 million for the six months ended August 31, 2018, compared to $34.4 million for the same period last year, or an increase of 2.6%.  As a percentage of sales, the SG&A expenses were 18.4% and 18.1% for the six months ended August 31, 2018 and August 31, 2017, respectively.  The acquisition of Wright and ABTL added $0.6 million and $0.7 million in SG&A expenses, respectively, during the six month period ended August 31, 2018.  In

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

addition, increases in our legal and performance bonus accruals added approximately $0.9 million in SG&A expenses during the period.

(Gain) loss from disposal of assets.  The $6,000 net gain from disposal of assets during the six months ended August 31, 2018 is primarily attributed to the sale of manufacturing equipment.  The $63,000 net loss from disposal of assets during the six months ended August 31, 2017 is primarily attributed to the sale of manufacturing equipment.

Income from operations.  Our income from continuing operations for the six months ended August 31, 2018 was $25.2 million, or 13.1% of sales, as compared to $26.4 million, or 14.0% of sales, for the six months ended August 31, 2017.  The acquisitions of Wright and ABTL each contributed approximately $0.3 million of operating income during the current six month period.

Other expense.  Other expense for the six months ended August 31, 2018 was $0.1 million as compared to $0.5 million for the six months ended August 31, 2017 due to increased interest income during the current period.

Provision for income taxes. Our effective tax rate was 25.0% for the six months ended August 31, 2018 as compared to 37.0% for the six months ended August 31, 2017.  The lower tax rate, as compared to the prior year period, is due to the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of the prior fiscal year.

Net earnings.  Net earnings were $18.8 million for the six months ended August 31, 2018 as compared to $16.3 million for the comparable period last year, an increase of $2.5 million.  Net earnings per diluted share for the six months ended August 31, 2018 was $0.74, compared to $0.64 for the same six month period last year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business.  The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 17% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders.  We expect to generate sufficient cash flows from operations supplemented by our Credit Facility as required to cover our operating and capital requirements for the foreseeable future.

	August 31,	February 28,
(Dollars in thousands)	2018	2018
Working capital	$127,716	$133,773
Cash and cash equivalents	$79,483	$96,230

Working Capital.  Our working capital decreased $6.1 million or 4.5%, from $133.8 million at February 28, 2018 to $127.7 million at August 31, 2018.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.5 to 1.0 at February 28, 2018 to 5.0 to 1.0 at August 31, 2018. Our working capital and current ratio were negatively impacted by a decrease in our cash as a result of the acquisition of Wright.  While we added net working capital of $6.6 million related to the transaction, we used $22.3 million in cash.  As a result, our working capital and current ratio declined slightly from February 28, 2018.

	Six months ended August 31,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$24,250	$19,176
Net cash used in investing activities	$(29,575)	$(2,915)
Net cash used in financing activities	$(11,422)	$(12,862)

Cash flows from operating activities.  Cash provided by operating activities increased by $5.1 million from $19.2 million for the six months ended August 31, 2017 to $24.3 million for the six months ended August 31, 2018.  Our increased operational cash flows in comparison to the comparable period in the prior year was primarily the result of three factors: i) a $2.5 million increase in net earnings, ii) a $3.7 million decrease in our prepaid expenses, and iii) a $2.2 million increase in our payables and accrued expenses.  This increase in our cash was offset by a $1.2 million increase in our receivables and a $1.9 million increase in our inventories.

Cash flows from investing activities. Cash used in investing activities increased $26.7 million from $2.9 million to $29.6 million used for the six months ended August 31, 2017 and August 31, 2018, respectively.  This was primarily due to our acquisitions

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

of Wright and ABTL in the current period of $27.0 million as compared to $1.4 million used for an acquisition in the same period last fiscal year and $1.0 million more in cash used for capital expenditures.

Cash flows from financing activities.  We used $1.4 million less in cash from financing activities during the six months ended August 31, 2018 compared to the same period in the prior year.  We used $0.7 million to repurchase our common stock under our stock repurchase program during the six months ended August 31, 2018, whereas we used $3.3 million to repurchase shares of our common stock during the six months ended August 31, 2017.  This was offset by $1.3 million more used to pay dividends during the six months ended August 31, 2018 as compared to the six months ended August 31, 2017.  The increase in dividend payment is due to the increase in the quarterly dividend from 20 cents per share to 22.5 cents per share authorized by the Board of Directors in June 2018.

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

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.3% (3 month LIBOR + 1.0%) at August 31, 2018 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of August 31, 2018, we had $30.0 million of borrowings under the revolving credit line and $1.2 million outstanding under standby letters of credit arrangements, leaving approximately $68.8 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2019. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2019.  We made contributions totaling $3.0 million to our Pension Plan during fiscal 2018. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At August 31, 2018, we had an unfunded pension liability recorded on our balance sheet of $0.7 million.

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

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2018 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of August 31, 2018.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at August 31, 2018.  The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of August 31, 2018 would be approximately $0.3 million.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2018 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

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

During the six months ended August 31, 2018, the Company, under the program, repurchased 37,943 shares of common stock at an average price of $17.92 per share.  Since the program’s inception in October 2008, there have been 1,480,179 common shares repurchased at an average price of $15.07 per share. As of August 31, 2018 there was $17.7 million available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
June 1, 2018 - June 30, 2018	—	$—	—	$17,697,351
July 1, 2018 - July 31, 2018	—	$—	—	$17,697,351
August 1, 2018 - August 31, 2018	—	$—	—	$17,697,351
Total	—	$—	—	$17,697,351

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

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

Exhibit 10.1	Agreement and Plan of Merger, dated July 16, 2018, by and between Ennis, Inc., Wright Business Forms, Inc. and the related entities signatory thereto.*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018, filed on October 5, 2018, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 5, 2018	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 5, 2018	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer