Form 10-Q
period 2018-11-30
ENNIS, INC.
filed 2019-01-04
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2018

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

As of December 28, 2018, there were 26,124,429 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	February 28,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$80,818	$96,230
Accounts receivable, net of allowance for doubtful receivables of $1,365 at November 30, 2018 and $1,194 at February 28, 2018	41,562	35,654
Prepaid expenses	1,469	1,305
Prepaid income taxes	881	3,600
Inventories	38,242	26,480
Assets held for sale	—	75
Total current assets	162,972	163,344
Property, plant and equipment
Plant, machinery and equipment	145,864	133,222
Land and buildings	56,199	54,318
Other	23,647	23,208
Total property, plant and equipment	225,710	210,748
Less accumulated depreciation	171,192	164,840
Net property, plant and equipment	54,518	45,908
Goodwill	81,376	70,603
Intangible assets, net	63,139	49,254
Other assets	329	330
Total assets	$362,334	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	November 30,	February 28,
	2018	2018
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,790	$12,168
Accrued expenses	16,842	17,403
Total current liabilities	30,632	29,571
Long-term debt	30,000	30,000
Liability for pension benefits	735	735
Deferred income taxes	11,706	6,189
Other liabilities	1,539	1,240
Total liabilities	74,612	67,735
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2018 and February 28, 2018	75,134	75,134
Additional paid-in capital	122,715	121,333
Retained earnings	176,677	164,177
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(15,673)	(16,428)
Total accumulated other comprehensive income (loss)	(15,673)	(16,428)
Treasury stock	(71,131)	(82,512)
Total shareholders’ equity	287,722	261,704
Total liabilities and shareholders' equity	$362,334	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Net sales	$108,070	$93,606	$300,080	$283,083
Cost of goods sold	74,315	63,650	205,811	192,276
Gross profit margin	33,755	29,956	94,269	90,807
Selling, general and administrative	19,942	16,642	55,244	50,996
(Gain) loss from disposal of assets	(193)	(4)	(199)	59
Income from operations	14,006	13,318	39,224	39,752
Other income (expense)
Interest expense	(365)	(163)	(913)	(557)
Other, net	251	(21)	666	(150)
Total other income (expense)	(114)	(184)	(247)	(707)
Earnings before income taxes	13,892	13,134	38,977	39,045
Income tax expense	3,473	4,860	9,744	14,447
Net earnings	$10,419	$8,274	$29,233	$24,598
Weighted average common shares outstanding
Basic	26,189,917	25,360,452	25,744,344	25,387,389
Diluted	26,202,430	25,393,482	25,756,831	25,409,259
Earnings per share
Basic	$0.40	$0.33	$1.14	$0.97
Diluted	$0.40	$0.33	$1.14	$0.97
Cash dividends per share	$0.225	$0.200	$0.650	$0.575

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Net earnings	$10,419	$8,274	$29,233	$24,598
Adjustment to pension, net of taxes	247	248	755	744
Comprehensive income	$10,666	$8,522	$29,988	$25,342

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	29,233	—	—	—	29,233
Adjustment to pension, net of deferred tax of $252	—	—	—	—	755	—	—	755
Dividends paid ($0.65 per share)	—	—	—	(16,733)	—	—	—	(16,733)
Stock based compensation	—	—	1,036	—	—	—	—	1,036
Exercise of stock options and restricted stock	—	—	(1,528)	—	—	110,139	1,597	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	(234,823)	(4,560)	(4,560)
Balance November 30, 2018	30,053,443	$75,134	$122,715	$176,677	$(15,673)	(4,084,786)	$(71,131)	$287,722

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	November 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$29,233	$24,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,754	6,016
Amortization of deferred finance charges	85	85
Amortization of intangible assets	5,251	4,566
(Gain) loss from disposal of assets	(199)	59
Bad debt expense, net of recoveries	475	(231)
Stock based compensation	1,036	1,002
Deferred income taxes	—	(1)
Net periodic benefit cost	988	1,200
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	12	(810)
Prepaid expenses and income taxes	3,007	90
Inventories	(6,411)	247
Other assets	11	67
Accounts payable and accrued expenses	(3,374)	(3,418)
Other liabilities	(201)	348
Net cash provided by operating activities	36,667	33,818
Cash flows from investing activities:
Capital expenditures	(3,778)	(2,092)
Purchase of businesses, net of cash acquired	(27,389)	(1,350)
Proceeds from disposal of plant and property	312	36
Net cash used in investing activities	(30,855)	(3,406)
Cash flows from financing activities:
Dividends paid	(16,733)	(14,635)
Common stock repurchases	(4,560)	(3,313)
Proceeds from exercise of stock options	69	—
Net cash used in financing activities	(21,224)	(17,948)
Net change in cash	(15,412)	12,464
Cash at beginning of period	96,230	80,466
Cash at end of period	$80,818	$92,930

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018, from which the accompanying consolidated balance sheet at February 28, 2018 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The Company retrospectively adopted this guidance as of March 1, 2018.  The impact of adoption was a $72,000 decrease in cost of sales, $57,000 decrease in selling, general and administrative expenses and $129,000 increase in other expense-net for the three months ended November 30, 2017 compared to the amount previously reported.  The impact of adoption was a $217,000 decrease in cost of sales, $171,000 decrease in selling, general and administrative expenses and $388,000 increase in other expense-net for the nine months ended November 30, 2017 compared to the amount previously reported.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.

Based on the original guidance in ASU 2016-02, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of practical expedients.  In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company currently anticipates that it will elect to recognize its lease assets and liabilities on a prospective basis, beginning on March 1, 2019, using an optional transition method.

The Company expects to elect the ‘package of practical expedients’ as both the lessee and lessor, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  Additionally, the Company expects to elect to treat lease and non-lease components as a single lease component.

The Company expects that the adoption of this standard will result in a material increase to assets and liabilities on the consolidated balance sheets but will not have a material impact on the consolidated statement of income.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer, which for certain customers may be recognized over time rather than at a point in time.  As the output method for measure of progress is determined to be appropriate, the Company recognizes revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of November 30, 2018.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Balance at beginning of period	$1,326	$1,318	$1,194	$1,674
Bad debt expense, net of recoveries	279	17	475	(231)
Accounts written off	(240)	(29)	(304)	(137)
Balance at end of period	$1,365	$1,306	$1,365	$1,306

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2018	2018
Raw material	$24,000	$15,854
Work-in-process	4,277	3,114
Finished goods	9,965	7,512
	$38,242	$26,480

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

5. Acquisitions

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share (the “Shares”), to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright” or “WBG”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of WBG by way of a merger of a wholly-owned subsidiary of the Company with and into WBG pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Shares paid to the former stockholders of WBG represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The issuance of the Shares was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1993, as amended, and Regulation D promulgated thereunder.  During the nine months ended November 30, 2018, the Company incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  These costs were recorded in selling, general and administrative expenses.  Wright is a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  The business produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  With this acquisition we will continue to be the preeminent provider of all types of printed products and services to the west coast.  The addition of packaging, statement processing and direct mail will add to the overall capabilities of our existing operations, which should help us to continue to penetrate additional markets throughout the United States.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.  The purchase price of Wright was as follows (in thousands):

Ennis shares of common stock	$16,218
Cash	22,653
Purchase price of Wright Business Graphics	$38,871

The following is a summary of the preliminary purchase price allocation for Wright (in thousands):

Accounts receivable	$5,220
Prepaid expenses	427
Inventories	4,365
Other assets	88
Property, plant & equipment	10,331
Noncompete	447
Customer lists	12,900
Trade names	3,830
Goodwill	10,773
Accounts payable and accrued liabilities	(4,226)
Deferred income taxes	(5,284)
$38,871

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

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Pro forma net sales	$108,070	$107,664	$323,199	$326,028
Pro forma net earnings	10,419	8,658	30,230	27,002
Pro forma earnings per share - diluted	0.40	0.34	1.17	1.06

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

On April 30, 2018, the Company acquired the assets of Allen-Bailey Tag & Label, a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  On July 7, 2017, the Company acquired the assets of a tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized.  Goodwill and other intangible assets are tested for impairment at a reporting unit level.  The annual impairment test of goodwill and intangible assets is performed as of November 30 of each fiscal year.

The Company considers qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2018	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	14.1	$24,385	$3,488	$20,897
Customer lists	8.4	71,869	30,109	41,760
Noncompete	2.7	722	240	482
Patent	—	783	783	—
Total	10.2	$97,759	$34,620	$63,139

As of February 28, 2018
Amortized intangible assets
Trademarks and trade names	16.0	$19,625	$2,408	$17,217
Customer lists	8.1	58,040	26,039	32,001
Noncompete	1.1	175	140	35
Patent	0.4	783	782	1
Total	10.8	$78,623	$29,369	$49,254

Aggregate amortization expense for the nine months ended November 30, 2018 and November 30, 2017 was $5.3 million and $4.6 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

The Company’s estimated amortization expense for the current and next four fiscal years ending in February of the stated fiscal year is as follows (in thousands):

2019	$7,119
2020	7,390
2021	7,265
2022	7,097
2023	6,260

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2017	$70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of February 28, 2018	70,603
Goodwill acquired	10,773
Goodwill impairment	—
Balance as of November 30, 2018	$81,376

During the nine months ended November 30, 2018, $10.8 million was added to goodwill related to the acquisition of Wright.

7. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30,	February 28,
	2018	2018
Employee compensation and benefits	$13,931	$15,597
Taxes other than income	1,237	296
Accrued legal and professional fees	380	282
Accrued interest	255	143
Accrued utilities	112	148
Accrued acquisition related obligations	232	654
Accrued credit card fees	154	115
Other accrued expenses	541	168
	$16,842	$17,403

8. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2018	2018
Revolving credit facility	$30,000	$30,000

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

The Company is party to a Second Amended and Restated Credit Agreement, as amended, restated, supplemented or modified from time to time, pursuant to which a credit facility has been extended to the Company until August 11, 2020 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s consolidated fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of November 30, 2018, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.7% (3 month LIBOR + 1.0%) at November 30, 2018 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of November 30, 2018, we had $30.0 million of borrowings under the revolving credit line and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $69.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

9. Shareholders’ Equity

The Board of Directors of the Company (the “Board”) has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the nine months ended November 30, 2018 the Company, under the program, repurchased 234,823 shares of common stock at an average price of $19.42 per share.  Since the program’s inception in October 2008, there have been 1,677,059 common shares repurchased at an average price of $15.61 per share. As of November 30, 2018 there was $13.8 million available to repurchase shares of the Company’s common stock under the program.

10. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors.  At November 30, 2018, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 534,478 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2018.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended November 30, 2018 and November 30, 2017, the Company included compensation expense related to share-based compensation of $0.3 million and $0.3 million, respectively, in selling, general, and administrative expenses.  For the nine months ended November 30, 2018 and November 30, 2017, the Company included compensation expense related to share-based compensation of $1.0 million and $1.0 million, respectively, in selling, general, and administrative expenses.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2018:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2018	172,496	$15.95	3.2	$612
Granted	—	—
Terminated	—	—
Exercised	(110,906)	15.99
Outstanding at November 30, 2018	61,590	$15.88	2.1	$225
Exercisable at November 30, 2018	61,590	$15.88	2.1	$225

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the nine months ended November 30, 2018 and November 30, 2017.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Total cash received	$—	$—	$69	—
Income tax benefits	—	—	—	—
Total grant-date fair value	—	—	345	—
Intrinsic value	—	—	534	—

A summary of the Company’s unvested stock options at November 30, 2018 and the changes during the nine months ended November 30, 2018 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2018	1,616	$2.24
New grants	—	—
Vested	(1,616)	2.24
Forfeited	—	—
Unvested at November 30, 2018	—	—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Restricted Stock

The Company had the following restricted stock grant activity for the nine months ended November 30, 2018:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2018	152,675	$16.59
Granted	83,789	20.54
Terminated	—	—
Vested	(80,692)	16.02
Outstanding at November 30, 2018	155,772	$19.01

As of November 30, 2018, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.1 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.8 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$277	$271	$830	$812
Interest cost	568	567	1,705	1,702
Expected return on plan assets	(1,028)	(948)	(3,082)	(2,845)
Amortization of:
Unrecognized net loss	512	510	1,535	1,531
Net periodic benefit cost	$329	$400	$988	$1,200

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2019.  However, the Company expects to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2019.  The Company has contributed $3.0 million to the Pension Plan during fiscal year 2018.

The Company adopted ASU No. 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, with retrospective adoption, during the first quarter of fiscal year 2019 and records benefit service costs in cost of sales and selling, general and administrative expenses.  The other components, which include interest cost, expected return on plan assets and net amortization, are recorded in other income (expense)-net within the consolidated statements of operations.  Previously, all pension and postretirement benefits expense (income) was recorded in cost of sales and selling, general and administrative expenses.  See Note 1, Recent Accounting Pronouncements, for further discussion and impact of this adoption.

12. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

For the three and nine months ended November 30, 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  For the three months ended November 30, 2017, all options were included in the earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  For the nine months ended November 30, 2017, 42,500 shares related to stock options were not included in the diluted earnings per share computation because the exercise price of the options exceeded the average fair market value of the Company’s stock.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	26,189,917	25,360,452	25,744,344	25,387,389
Effect of dilutive options	12,513	33,030	12,487	21,870
Diluted weighted average common shares outstanding	26,202,430	25,393,482	25,756,831	25,409,259
Earnings per share
Net earnings - basic	$0.40	$0.33	$1.14	$0.97
Net earnings - diluted	$0.40	$0.33	$1.14	$0.97
Cash dividends	$0.225	$0.200	$0.650	$0.575

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At November 30, 2018, cash balances included $79.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

14. Subsequent Events

On December 20, 2018, the Board declared a quarterly dividend on our common stock of 22.5 cents per share, which will be paid on February 8, 2019 to the shareholders of record on January 11, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. The Company and its subsidiaries print and manufacture a broad line of business forms and other business products.  We distribute business products and forms throughout the United States primarily through independent dealers.  This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others.  We also sell products to many of our competitors to satisfy their customers’ needs.

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share (the “Shares”), to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright” or “WBG”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of WBG by way of a merger of a wholly-owned subsidiary of the Company with and into WBG pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Shares paid to the former stockholders of WBG represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The sale of the Shares was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1993, as amended, and Regulation D promulgated thereunder.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  Wright is a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  The business produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers. Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.

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

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM and Wright 360SM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

Production capacity and price competition within our industry – The strong dollar during the first half of fiscal year 2018 attracted cheaper material into the United States, notwithstanding the imposition of trade tariffs, which impaired the price advantage larger suppliers had over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the dollar, the price advantage of foreign imports has for the most part dissipated which has led to lower volumes of imported paper and an increase in domestic exports.  Meanwhile, a significant amount of capacity has come out of the market, either planned or unplanned, as through the bankruptcy filing of several mills.  In addition, some mills moved capacity formerly used for coated production to uncoated production due to their ability to get higher margins on these products.  Even with shrinking demand, this has led to a supply/demand imbalance with most mills running in excess of 90% of capacity across all grades.  At this level, suppliers have historically raised prices in the marketplace.  Increases are being experienced across all facets of the manufacturing process, from raw materials to supplies. Tight supply conditions have led to multiple price increases for raw materials over the last eight months.   In the past, price increases have been less frequent which allowed manufacturers to make pricing adjustments in a timely manner.  The size

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

and number of increases this year have impacted the ability of manufacturers to timely pass along the required price adjustments to the end users. Besides the foregoing, some paper grades are being placed on allocations given the tight supply environment. We believe given our long-term relationship with our major paper supplier, our financial strength and our size, we should be able to avoid any potential disruptions in our supply chain.  While we don’t foresee these challenges changing in the short-term, we do expect pricing and costs in the marketplace to normalize over the long-term.  Until then, manufacturer’s margins will most likely be negatively impacted.  Given the current environment, it will be more important than ever for us to continue to focus on effectively managing and controlling our product costs so we are able to minimize these effects on our operational results.  We will continue to accomplish this through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs.  In addition, we will continue to look for ways to reduce, as well as leverage our fixed costs.  As always, some of these negative factors are cyclical and we will continue to focus on maintaining our margins when these negative factors swing the other way.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three and nine months ended November 30, 2018 and the comparative periods for 2017 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2018		2017		2018		2017
Net sales	$108,070	100.0%	$93,606	100.0%	$300,080	100.0%	$283,083	100.0%
Cost of goods sold	74,315	68.8	63,650	68.0	205,811	68.6	192,276	67.9
Gross profit margin	33,755	31.2	29,956	32.0	94,269	31.4	90,807	32.1
Selling, general and administrative	19,942	18.5	16,642	17.8	55,244	18.4	50,996	18.1
(Gain) loss from disposal of assets	(193)	(0.2)	(4)	—	(199)	(0.1)	59	—
Income from operations	14,006	12.9	13,318	14.2	39,224	13.1	39,752	14.0
Other expense	(114)	(0.1)	(184)	(0.2)	(247)	(0.1)	(707)	(0.2)
Earnings before income taxes	13,892	12.8	13,134	14.0	38,977	13.0	39,045	13.8
Provision for income taxes	3,473	3.2	4,860	5.2	9,744	3.3	14,447	5.1
Net earnings	$10,419	9.6%	$8,274	8.8%	$29,233	9.7%	$24,598	8.7%

Three months ended November 30, 2018 compared to three months ended November 30, 2017

Net Sales.  Our net sales were $108.1 million for the quarter ended November 30, 2018, compared to $93.6 million for the same quarter in the prior year, or an increase of $14.5 million, or 15.5%.  On a sequential quarter basis, our revenues increased from $98.6 million to $108.1 million, a $9.5 million increase, or 9.6%.  The market continues to be fairly soft with competitive pricing pressures.  However, the current value of the U.S. dollar has made domestic paper production more attractive internationally. The attractiveness of domestic paper production, coupled with shrinking domestic mill capacity, has resulted in an environment conducive for paper and other material price increases domestically.  These increases, if able to be passed along to customers, would help to offset some of the normal industry sales attrition in the marketplace.  The acquisitions of Wright, which was completed in July 2018, and ABTL, which was completed in April 2018, are integral parts of our strategy to offset normal industry revenue declines due to print attrition and other changes.  These two acquisitions contributed $15.4 million and $3.0 million, respectively, in net sales during the three months ended November 30, 2018.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Cost of Goods Sold.  Our cost of goods sold increased $10.6 million from $63.7 million for the three months ended November 30, 2017 to $74.3 million for the three months ended November 30, 2018, or 16.6%. Our gross profit margin (“margin”) was $33.8 million for the quarter, or 31.2% of net sales, compared to $30.0 million, or 32.0% of net sales, for the same quarter in the prior year.  Our margin during the quarter was impacted primarily by the increased cost of raw materials and, to a lesser extent, by the ABTL and Wright acquisitions, which had a dilutive impact on the Company’s reported margin.  The industry continues to be challenged by raw material and freight cost increases.  Tight supply conditions have allowed for multiple price increases for raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers to pass required pricing adjustments to the marketplace in a timely manner.  However, this year the size and number of increases have impacted manufacturers’ ability to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed to the marketplace. As expected, the Wright and ABTL acquisitions continue to have a dilutive impact on our margins as well, although the margins for both acquisitions saw improvement during the quarter.  We believe as we continue to analyze the business cost structures of these acquisitions and implement our costs systems, their margins will continue to improve to expected levels.

Selling, general, and administrative expense.  For the three months ended November 30, 2018, our selling, general, and administrative (“SG&A”) expenses were $19.9 million compared to $16.6 million for the three months ended November 30, 2017, an increase of $3.3 million, or 19.9%.  As a percentage of net sales, the SG&A expenses were 18.5 % and 17.8% for the three months ended November 30, 2018 and November 30, 2017, respectively.  The acquisitions of Wright and ABTL added $2.6 million and $0.5 million, respectively, in SG&A expenses for the quarter.

(Gain) loss from disposal of assets.  The $193,000 net gain from disposal of assets during the quarter is primarily attributed to the sale of an unused manufacturing facility and manufacturing equipment.  The $4,000 net gain during the same quarter in the prior year is primarily attributed to the sale of manufacturing equipment.

Income from operations.  As a result of the above factors, our income from operations for the three months ended November 30, 2018 was $14.0 million, or 13.0% of net sales, as compared to $13.3 million, or 14.2% of net sales, for the three months ended November 30, 2017.  The acquisitions of Wright and ABTL contributed approximately $1.5 million and $0.4 million, respectively, of operating income during the quarter.

Other expense.  Other expense was $0.01 million and $0.2 million for the three months ended November 30, 2018 and November 30, 2017, respectively.  During the current quarter, due to our cash balance, our interest income for the most part offset our interest expense.

Provision for income taxes. Our effective tax rate was 25.0% for the three months ended November 30, 2018 as compared to 37.0% for the three months ended November 30, 2017.  The lower tax rate, as compared to the prior year, is due to the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of the prior fiscal year.

Net earnings.  Net earnings, due to the factors above, were $10.4 million for the three months ended November 30, 2018 as compared to $8.3 million for the comparable quarter in the prior year, an increase of 25.3%.  Net earnings from per diluted share for the three months ended November 30, 2018 was $0.40, compared to $0.33 for the same quarter in the prior year.

Nine months ended November 30, 2018 compared to nine months ended November 30, 2017

Net Sales.  Our net sales were $300.1 million for the nine month period ended November 30, 2018, compared to $283.1 million for same period last year, or an increase of $17.0 million, or 6.0%.  The market continues to be fairly soft with competitive pricing pressures.  However, the current value of the U.S. dollar has made domestic paper production more attractive internationally.  The attractiveness of domestic paper production, coupled with shrinking domestic mill capacity, has resulted in an environment conducive for paper and other material price increases domestically.   These increases, if able to be passed along to customers, would help to offset some of the normal industry sales attrition in the marketplace.  The acquisitions of Wright and ABTL contributed $20.3 million and $7.1 million, respectively, in net sales during the nine months ended November 30, 2018.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Cost of Goods Sold.  Our cost of goods sold was $205.8 million for the nine months ended November 30, 2018, compared to $192.3 million for the same period last year, an increase of $13.5 million, or 7.0%. Our margin was $94.3 million for the nine month period ended November 30, 2018, or 31.4%.  This compares to 32.1% for the same nine month period last year.  Our margin during the period was impacted primarily by the increased cost of raw materials, and to a lesser extent by the ABTL and Wright acquisitions, which had a dilutive impact on the Company’s reported margin.  The industry continues to be challenged by raw material and freight cost increases.  Tight supply conditions have allowed for multiple price increases for raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers to pass required pricing adjustments to the marketplace in a timely manner.  However, this year the size and number of increases have impacted manufacturers’ ability to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed to the marketplace. In addition, as indicated, the Wright and ABTL acquisitions have had a dilutive impact on our margins as well.  We believe once we have the opportunity to fully analyze the business cost structures and implement our costs systems, margins will improve to expected levels.

Selling, general, and administrative expense.  Our SG&A expenses were $55.2 million for the nine months ended November 30, 2018, compared to $51.0 million for the same period last year, an increase of $4.1 million, or 8.2%.  As a percentage of sales, the SG&A expenses were 18.4% and 18.0% for the nine months ended November 30, 2018 and November 30, 2017, respectively.  The acquisitions of Wright and ABTL added $3.3 million and $1.2 million in SG&A expenses, respectively, during the nine month period ended November 30, 2018.

(Gain) loss from disposal of assets.  The $199,000 net gain from disposal of assets during the nine months ended November 30, 2018 is primarily attributed to the sale of an unused manufacturing facility and manufacturing equipment.  The $59,000 net loss from disposal of assets during the nine months ended November 30, 2017 is primarily attributed to the sale of manufacturing equipment.

Income from operations.  Our income from operations for the nine months ended November 30, 2018 was $39.2 million, or 13.1% of sales, as compared to $39.8 million, or 14.0% of sales, for the nine months ended November 30, 2017.  The acquisitions of Wright and ABTL contributed approximately $1.8 million and $0.7 million, respectively, of operating income during the current nine month period.

Other expense.  Other expense for the nine months ended November 30, 2018 was $0.2 million as compared to $0.7 million for the nine months ended November 30, 2017 due to increased interest income during the current period.

Provision for income taxes. Our effective tax rate was 25.0% for the nine months ended November 30, 2018 as compared to 37.0% for the nine months ended November 30, 2017.  The lower tax rate, as compared to the prior year period, is due to the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of the prior fiscal year.

Net earnings.  Net earnings were $29.2 million for the nine months ended November 30, 2018 as compared to $24.6 million for the comparable period last year, an increase of $4.6 million, or 18.7%.  Net earnings per diluted share for the nine months ended November 30, 2018 was $1.14, compared to $0.97 for the same nine month period last year.

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

	November 30,	February 28,
(Dollars in thousands)	2018	2018
Working capital	$132,340	$133,773
Cash and cash equivalents	$80,818	$96,230

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Working Capital.  Our working capital decreased $1.4 million or 1.1%, from $133.8 million at February 28, 2018 to $132.3 million at November 30, 2018.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.5 to 1.0 at February 28, 2018 to 5.3 to 1.0 at November 30, 2018. Our working capital and current ratio were negatively impacted by a decrease in our cash as a result of the acquisition of Wright.  While we added net working capital of $6.6 million related to the transaction, we used $22.6 million in cash.  As a result, our working capital and current ratio declined slightly from February 28, 2018.

	Nine months ended November 30,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$36,667	$33,818
Net cash used in investing activities	$(30,855)	$(3,406)
Net cash used in financing activities	$(21,224)	$(17,948)

Cash flows from operating activities.  Cash provided by operating activities increased by $2.8 million from $33.8 million for the nine months ended November 30, 2017 to $36.7 million for the nine months ended November 30, 2018.  Our increased operational cash flows in comparison to the comparable period in the prior year was primarily the result of three factors: i) a $4.6 million increase in net earnings, ii) a $2.9 million decrease in our prepaid expenses, and iii) a $0.8 million decrease in our accounts receivable.  This increase in our cash was offset by a $6.7 million increase in our inventories.

Cash flows from investing activities. Cash used in investing activities increased $27.4 million from $3.4 million to $30.9 million used for the nine months ended November 30, 2017 and November 30, 2018, respectively.  This was primarily due to our acquisitions of Wright and ABTL in the current period of $27.4 million as compared to $1.4 million used for an acquisition in the same period last fiscal year and $1.7 million more in cash used for capital expenditures.

Cash flows from financing activities.  We used $3.3 million more in cash from financing activities during the nine months ended November 30, 2018 compared to the same period in the prior year.  We used $4.6 million to repurchase our common stock under our stock repurchase program during the nine months ended November 30, 2018, whereas we used $3.3 million to repurchase shares of our common stock during the nine months ended November 30, 2017.  In addition, $2.1 million more was used to pay dividends during the nine months ended November 30, 2018 as compared to the nine months ended November 30, 2017.  The increase in dividend payment is due to the increase in the quarterly dividend from 20 cents per share to 22.5 cents per share authorized by the Board in June 2018.

Credit Facility.  The Company’s Credit Facility, extended to the Company until August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of November 30, 2018, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.7% (3 month LIBOR + 1.0%) at November 30, 2018 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of November 30, 2018, we had $30.0 million of borrowings under the revolving credit line and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $69.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2019. However, we expect to make a cash contribution to the Pension Plan of between $2.0 million and $3.0 million during fiscal year 2019.  We have made contributions totaling $3.0 million to our Pension Plan during fiscal 2018. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At November 30, 2018, we had an unfunded pension liability recorded on our balance sheet of $0.7 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  To date we have spent approximately $3.8 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2018 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of November 30, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at November 30, 2018.  The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of November 30, 2018 would be approximately $0.3 million.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2018 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

During the three months ended November 30, 2018, the Company, under the program, repurchased 196,880 shares of common stock at an average price of $19.71 per share.  As of November 30, 2018 there was $13.8 million available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
September 1, 2018 - September 30, 2018	—	$—	—	$17,697,351
October 1, 2018 - October 31, 2018	29,360	$19.49	29,360	$17,125,074
November 1, 2018 - November 30, 2018	167,520	$19.75	167,520	$13,817,164
Total	196,880	$19.71	196,880	$13,817,164

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018, filed on January 4, 2019, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 4, 2019	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 4, 2019	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer