Form 10-K
period 2019-02-28
ENNIS, INC.
filed 2019-05-06
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-5807

ENNIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0256410
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2441 Presidential Pkwy., Midlothian, Texas	76065
(Address of Principal Executive Offices)	(Zip code)

(Registrant’s Telephone Number, Including Area Code) (972) 775-9801

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2.50 per share	EBF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2018 was approximately $554 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2019 was 26,175,737.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2019

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor, and benefit costs) in markets that are highly price competitive and volatile; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations.

PART I

ITEM 1.  BUSINESS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. We and our subsidiaries print and manufacture a broad line of business forms and other business products.  We distribute business products and forms throughout the United States primarily through independent dealers.  This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others.  We also sell products to many of our competitors to satisfy their customers’ needs.

On July 31, 2018, we issued an aggregate of 829,126 shares of our common stock, par value $2.50 per share (the “Shares”), to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright” or “WBG”), as partial consideration for the acquisition by us of all of the outstanding equity interests of WBG by way of a merger of a wholly-owned subsidiary of ours with and into WBG pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Shares issued to the former stockholders of WBG represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The sale of the Shares was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1993, as amended, and Regulation D promulgated thereunder.  The goodwill recognized as a part of the merger is not deductible for tax purposes.  Wright is a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  The business produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers. Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.

On April 30, 2018, we acquired the assets of Allen-Bailey Tag & Label (“ABTL”), a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  On July 7, 2017, we acquired the assets of a separate tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

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

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 60 manufacturing plants throughout the United States in 21 strategically located states as one reportable segment. Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM and Wright 360SM.  We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express® and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag® and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco® and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

Raw materials principally consist of a wide variety of weights, widths, colors, sizes, and qualities of paper for business products purchased primarily from one major supplier at favorable prices based on the volume of business.

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

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business.  We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcelSM, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM and variations of these brands as well as other trademarks. We have similar trademark registrations internationally.

Customers

No single customer accounts for as much as five percent of our consolidated net sales or accounts receivable.

Backlog

At February 28, 2019, our backlog of orders was approximately $22.5 million, as compared to approximately $17.4 million at February 28, 2018.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2019, 2018 or 2017.

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

Employees

At February 28, 2019, we had 2,470 employees.  252 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  We believe we have a good working relationship with all of the unions that represent our employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge under the Investors Relations page on our website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Information on our website is not included as a part of, or incorporated by reference into, this report. Our SEC filings are also available through the SEC’s website, www.sec.gov.

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

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00.  Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets.  A breach of any of these covenants could result in a default under our credit facility.  In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.  As of February 28, 2019, we were in compliance with all terms and conditions of our credit facility, which matures on August 11, 2020, and have cash on hand in excess of 2.9 times our current outstanding debt level.

Declining financial market conditions and continued decline in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 17% of our employees.  Included in our financial results are Pension Plan costs that are measured using actuarial valuations.  The actuarial assumptions used may differ from actual results.  In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels.  A decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities.  Each 10 basis point change in the discount rate impacts our computed pension liability by about $900,000.  Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.  Also, continued changes in the mortality tables could potentially impact our funded status.  As of February 28, 2019, the Pension Plan was 101.0% funded on a projected benefit obligation (PBO) basis and 109.4% on an accumulated benefit obligation (ABO) basis.

We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

We have evaluated, and may continue to evaluate, potential acquisition transactions.  We attempt to address the potential risks inherent in assessing the attractiveness of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire.  Integrating acquired operations involves significant risks and uncertainties, including maintenance of uniform standards, controls, policies and procedures; diversion of management’s attention from normal business operations during the integration process; unplanned expenses associated with integration efforts; and unidentified issues not discovered in due diligence, including legal contingencies.  Due to these risks and others, there can be no guarantee that the businesses we acquire will lead to the cost savings or increases in net sales that we expect or desire.  Additionally, there can be no assurance that suitable acquisition opportunities will be available in the future, which could harm our business plan.

We may be required to write down goodwill and other intangible assets, which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired.  The annual impairment test is based on several factors requiring judgment.  An impairment may be caused by any number of factors outside our control, such as a decline in market conditions caused by a recession, or protracted recovery there-from, or other factors like competitor’s pricing strategies, which may be tied to such economic events.  To date, we have not been required to take an impairment charge relating to our print business, but continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although such a charge would be a noncash expense, it would impact our reported operating results and financial position. The Company has mitigated some of this risk by changing from indefinite lives to definite lives accounting for all intangibles assets.  Under definite lives accounting, the value of intangible assets is gradually amortized over time, instead of being left on the Company’s books in full and only being written down when an impairment event is deemed to have occurred.  At February 28, 2019, our consolidated goodwill and other intangible assets were approximately $81.6 million and $61.3 million, respectively.

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

In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, and we are unable to increase our market share, our sales and profits will be affected.  Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins or impact the value of our recorded goodwill and intangible assets. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

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

Improvements in the cost and quality of digital print technology is enabling some of our competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from these competitors could force us to reduce our prices in order to attract and retain customers, which could reduce our profits.

We could experience labor disputes that could disrupt our business in the future.

As of February 28, 2019, approximately 10% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

Paper is a commodity that is subject to periodic increases or decreases in price, which are sometimes quite significant. There is no effective market of derivative instruments to insulate us against unexpected changes in price of paper in a cost-effective manner, and negotiated purchase contracts provide only limited protection against price increases.  Generally, when paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers.  In the price-competitive marketplaces in which we operate, we may not always be able to pass through any or all of the higher costs.  As such, any significant increase in the price of paper or shortages in its availability, could have a material adverse effect on our results of operations.  During the last fiscal year, paper prices experienced increases due to higher pulp prices, reduced domestic capacity (which has been caused by capacity being taken off-line (planned or unplanned) or transferred to different paper types) and fewer imports due to the weakening of the U.S. dollar during the latter part of fiscal 2018 and first half of fiscal 2019.  Fewer imports and less domestic capacity generally allowed domestic paper suppliers to pass along multiple price increases during the last fiscal year and, in some cases, to impose allocation restrictions on certain paper grades.  This put significant pressure on many manufacturer’s operating margins.  Recently, with a strengthening U.S. dollar, foreign imports generally have increased to meet domestic demand.  Increasing imports, coupled with weaker domestic demand, has historically meant downward pressure on paper pricing.  It is difficult to project future pricing, however, which may be affected by many factors, including recent changes in ownership at a number of major mills.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied.  On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.  In the future, we may be subject to increased taxes under the Tax Act, including due to the aforementioned limitations on deductions.  Also, we may be required to make material adjustments to provisional items recorded.  There can be no assurance that U.S. tax laws, including the corporate income tax rate, which the Tax Act lowered to 21%, would not undergo additional changes in the future.  The final impact of the Tax Act on the Company may differ from the estimates previously reported, possibly materially, due to such factors as changes in interpretations and assumptions made, additional guidance that may be issued, and actions taken by the Company as a result of the Tax Act, among other factors.  All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

Our expenses relating to employee health benefits are significant.  Unfavorable changes in the cost of such benefits could impact our financial results and cash flow.  Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system.  While the Company has various cost controls measures in place and employs an outside oversight review on larger claims, employee health benefits have been and are expected to continue to be a significant cost to the Company.  During fiscal year 2017, the Company incurred a significant increase to its medical costs which was in excess of the increase that was anticipated.  As such, effective with the start of calendar year 2017, the Company made significant changes to its medical reimbursement program.  The program to date has not only been extremely successful in stemming the increasing tide associated with medical costs to the Company, but has reduced the trend line down to be more in line with historical levels.  Even so, medical costs are and will continue to be a significant expense to the Company and subject to increases outside the Company’s control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Midlothian, Texas. We operate manufacturing facilities throughout the United States. See the table below for additional information on our locations.

All of the properties are used for the production, warehousing and shipping of the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Claysburg, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia); pressure seal products (Visalia, California; Chino, California and Clarksville, Tennessee) and other business products.

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

All of the rented property is held under leases with original terms of one or more years, expiring at various times through February 2027. No difficulties are presently foreseen in maintaining or renewing leases as they expire.

The accompanying list contains each of our owned and leased locations:

		Approximate Square Footage
Location	General Use	Owned	Leased
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Denver, Colorado	Four Manufacturing Facilities	60,000	117,575
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Coon Rapids, Minnesota	Warehouse	—	4,800
Roseville, Minnesota	Manufacturing	—	41,300
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Nevada, Iowa	Held for Sale	58,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Leipsic, Ohio	Manufacturing	83,216	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Caledonia, New York	Manufacturing	191,730	—
Sun City, California	Two Manufacturing Facilities	52,617	—
Livermore, California	Sales Office	—	650

		Approximate Square Footage
Location	General Use	Owned	Leased
Perris, California	Warehouse	—	6,788
Chino, California	Manufacturing	—	63,016
Phoenix, Arizona	Manufacturing and Warehouse	—	59,000
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
West Chester, Pennsylvania	Sales Office	—	1,150
Claysburg, Pennsylvania	Manufacturing	—	69,000
Vandalia, Ohio	Held for Sale	47,820	—
Fairport, New York	Two Manufacturing Facilities	—	40,800
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
Smyrna, Georgia	Manufacturing	—	65,000
Clarksville, Tennessee	Manufacturing	51,900	—
Fairhope, Alabama	Manufacturing	65,000	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Visalia, California	Manufacturing	—	56,000
Corsicana, Texas	Manufacturing	39,685	—
Girard, Kansas	Manufacturing	69,474	—
Powell, Tennessee	Manufacturing	43,968	—
Houston, Texas	Manufacturing	—	29,668
DePere, Wisconsin	Manufacturing & One Warehouse	—	142,347
Mosinee, Wisconsin	Manufacturing & One Warehouse	—	5,700
Kent, Washington	Manufacturing	—	48,789
		2,670,455	1,219,699
Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,707,755	1,219,699

*	7,000 square feet of Ennis, Texas location leased

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2019
First Quarter	$20.70	$17.65	1,116	$0.200
Second Quarter	22.95	18.20	1,552	$0.225
Third Quarter	21.90	18.55	2,153	$0.225
Fourth Quarter	21.36	17.36	2,422	$0.225
Fiscal Year Ended February 28, 2018
First Quarter	$17.90	$15.20	1,514	$0.175
Second Quarter	19.80	15.95	1,420	$0.200
Third Quarter	21.45	18.70	1,188	$0.200
Fourth Quarter	21.30	19.15	1,265	$0.300

Dividends paid in the first quarter of fiscal year 2019 were $0.20 per share of common stock, increasing to $0.225 per share in each subsequent quarter of fiscal year 2019.  Dividends paid in the fourth quarter of fiscal year 2018 included a special one-time cash dividend of $0.10 per share of common stock in response to the signing of the Tax Act.

The last reported sale price of our common stock on NYSE on April 30, 2019 was $20.18. As of that date, there were approximately 707 shareholders of record of our common stock. Cash dividends may be paid or repurchases of our common stock may be made from time to time, as our Board of Directors (“Board”) deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  During our fiscal year ended February 28, 2019, the Company repurchased 247,788 shares of common stock under the program at an average price of $19.42 per share.  Since the program’s inception in October 2008, there have been 1,690,024 common shares repurchased at an average price of $15.64 per share. As of February 28, 2019 there was $13.6 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to the stock repurchase program, the Company purchased 15 shares of its common stock during the fiscal year ended February 28, 2019.

The following table details shares of stock repurchased during each of the three months ended February 28, 2019 and the remaining amount available to repurchase additional shares of the Company’s stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
December 1, 2018 - December 31, 2018	—	$—	—	$13,817,164
January 1, 2019 - January 26, 2019	12,980	$19.36	12,965	$13,566,172
January 27, 2019 - February 28, 2019	—	$—	—	$13,566,172
Total	12,980	$19.36	12,965	$13,566,172

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2014 to February 28, 2019.

	2014	2015	2016	2017	2018	2019
Ennis, Inc.	$100.00	$92.68	$136.68	$127.61	$159.32	$180.93
S&P 500	100.00	115.51	108.36	135.42	158.57	166.00
Russell 2000	100.00	105.63	89.82	122.25	135.10	142.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements for the five years ended February 28, 2019.  Our consolidated financial statements and notes thereto as of February 28, 2019, February 28, 2018, and for the three years in the period ended February 28, 2019, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2019	2018		2017		2016	2015
	(Dollars and shares in thousands, except per share and ratio amounts)
Operating results:
Net sales	$400,782	$370,171		$356,888		$385,946	$380,379
Gross profit margin	123,360	117,202		104,730		116,829	115,054
Selling, general and administrative expenses	73,490	69,222		62,537		65,356	60,674
Earnings from continuing operations	37,437	32,758		26,417		32,258	34,470
Earnings (loss) from discontinued operations, net of tax	-	147		(24,637)		3,478	(79,003)
Net earnings (loss)	$37,437	$32,905		$1,780		$35,736	$(44,533)
Earnings (loss) and dividends per share:
Basic and Diluted
Continuing operations	$1.45	$1.29		$1.03		$1.25	$1.33
Discontinued operations	—	0.01		(0.96)		0.14	(3.05)
Net earnings (loss)	$1.45	$1.30		$0.07		$1.39	$(1.72)
Dividends	$0.875	$0.875	(1)	$2.20	(1)	$0.70	$0.70
Weighted average shares outstanding:
Basic	25,830	25,392		25,735		25,688	25,864
Diluted	25,842	25,417		25,749		25,722	25,864
Financial Position:
Working capital	$134,542	$133,773		$119,282		$135,441	$170,023
Current assets	166,165	163,344		149,250		175,841	210,270
Total assets	363,085	329,439		324,285		390,044	446,990
Current liabilities	31,623	29,571		29,968		40,400	40,247
Long-term debt	30,000	30,000		30,000		40,000	106,500
Total liabilities	73,958	67,735		72,930		91,498	162,310
Shareholders' equity	289,127	261,704		251,355		298,546	284,680
Current ratio	5.25 to 1.0	5.52 to 1.0		4.98 to 1.0		4.35 to 1.0	5.22 to 1.0
Long-term debt to equity ratio	0.10 to 1.0	0.11 to 1.0		0.12 to 1.0		0.13 to 1.0	0.37 to 1.0

(1) Fiscal year 2018 included a special one-time cash dividend of $0.10 per share of common stock in response to the signing of the Tax Act.  Fiscal year 2017 included a special one-time cash dividend of $1.50 per share of common stock as a result of the Company’s sale of its apparel business, consisting of Alstyle Apparel, LLC and its subsidiaries, in May 2016.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risk and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this Report.  You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report. The words “anticipate,” “preliminary,” “expect,” “believe,” “intend” and similar expressions identify forward-looking statements. We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated, or implied by these statements.

In view of such uncertainties, investors should not place undue reliance on our forward-looking statements since such statements may prove to be inaccurate and speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis includes the following sections and is for the continuing operations of the Company, which is comprised of the production and sale of business forms and other business products, and excludes the discontinued operations of the Company’s apparel business, consisting of Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”), which the Company sold to Gildan Activewear Inc. in May 2016:

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

References to 2019, 2018 and 2017 refer to the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

Our Business Challenges - We are engaged in an industry experiencing consolidation of some of our traditional channels, product obsolescence, paper supplier capacity adjustments, and increased pricing and potential supply allocations due to demand/supply curve imbalance.  Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications.  Improved equipment has become more accessible to our competitors due to the continued low interest rate environment.  We face highly competitive conditions throughout the supply chain in an already over-supplied, price-competitive print industry.  In addition to the risk factors discussion under the caption “Risk Factors” in Item 1A of this Annual Report, some of the key challenges of our business include the following:

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced through the use of cheaper paper grades or imported paper, or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line.  Transforming our product offerings in order to continue to provide innovative, valuable solutions through lower labor and fixed charges to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments.  In addition, we will continue to look for new market opportunities and niches through acquisitions, such as the addition of our envelope offerings, tag offerings, folder offerings, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing, which provide us with an opportunity for growth and differentiate us from our competition.

Production capacity and price competition within our industry – The strong U.S. dollar during the first half of fiscal 2018 attracted cheaper material into the United States, notwithstanding the imposition of trade tariffs, which impaired the price advantage larger suppliers had over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the U.S. dollar during the latter portion of fiscal 2018 and first half of fiscal 2019, the price advantage of foreign imports for the most part dissipated during most of fiscal 2019, which has led to lower volumes of imported paper and an increase in domestic exports.  Meanwhile, a significant amount of capacity came out of the market this time, either planned or unplanned, as through the bankruptcy filing of several mills.  In addition, some mills moved capacity formerly used for coated production to uncoated production due to their ability to get higher margins on these products.  Even with shrinking demand, this led to a supply/demand imbalance with most mills running in excess of 90% of capacity across all grades during fiscal 2019.  At this level, suppliers have historically raised prices in the marketplace, and fiscal year 2019 was no exception, with suppliers raising prices multiple times across all facets of the manufacturing process, from raw materials to supplies.  In the past, price increases have been less frequent which allowed manufacturers to make pricing adjustments in a timely manner.  The size and number of increases this past fiscal year impacted the ability of manufacturers to timely pass along the required price adjustments to the end users. Additionally, some paper grades this past fiscal year were placed on allocations given the tight supply environment. Given our long-term relationship with our major paper supplier, our financial strength and our size, we were able to avoid any potential disruptions in our supply chain this past fiscal year.  Some of these challenges have started to change recently.  With the strengthening U.S. dollar, imports into the domestic marketplace have begun to increase.  This development, along with continued slowing domestic demand, has resulted in increased marketing of certain paper grades that previously were placed on allocation.  Historically, this would result in the normalization of pricing and costs in the marketplace at more typical levels, but with the change in ownership of several of the larger domestic paper mills, this historical pendulum swing in pricing may not occur and manufacturer’s margins may continue to be negatively impacted.  Regardless of these factors, many of which are cyclical, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

Continued consolidation of our customers – Many of our customers, which are distributors, are consolidating or are being acquired by competitors.  Some customers may demand better pricing and services, and other customers may be forced to relocate their business to their new parent company’s manufacturing facilities.  While we continue to maintain a majority of the historical business of these customers, it is possible that these consolidations and acquisitions, which we expect to continue in the future, will impact our margins and sales.

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

If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.  A goodwill impairment charge was not required for the fiscal years ended February 28, 2019 or February 28, 2018.

We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $10.3 million, $9.7 million, and $10.7 million of revenue were recognized under these agreements during fiscal years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.  A majority of the provisions in the Tax Act are effective January 1, 2018. In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. We reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we recorded a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  As a result of the reduction of the corporate tax rate to 21%, we re-valued our deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. This change in the statutory tax rate resulted in reduction in income tax expense being recognized of $3.6 million in the fourth quarter of fiscal year 2018 due to the adjustment of deferred tax liabilities based on the expected prevailing tax rate at the expected time of their realization.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and exclude the discontinued operations of the Apparel Segment, which we sold in May 2016.  The operating results of the Company for fiscal year 2019 and the comparative fiscal years 2018 and 2017 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands,	2019		2018		2017
except per share amounts)
Net sales	$400,782	100.0%	$370,171	100.0%	$356,888	100.0%
Cost of goods sold	277,422	69.2	252,969	68.3	252,158	70.7
Gross profit margin	123,360	30.8	117,202	31.7	104,730	29.3
Selling, general and administrative	73,490	18.3	69,222	18.8	62,537	17.5
(Gain) loss from disposal of assets	(217)	(0.1)	162	—	278	0.1
Income from operations	50,087	12.4	47,818	12.9	41,915	11.7
Other expense, net	(153)	—	(909)	(0.2)	(1,882)	(0.5)
Earnings from continuing operations before income taxes	49,934	12.4	46,909	12.7	40,033	11.2
Provision for income taxes	12,497	3.1	14,151	3.8	13,616	3.8
Earnings from continuing operations	37,437	9.3%	32,758	8.9%	26,417	7.4%
Earnings (loss) from discontinued operations, net of tax	—	—	147	—	(24,637)	(6.9)
Net earnings	$37,437	9.3%	$32,905	8.9%	$1,780	0.5%

Earnings (loss) per share - diluted
Continuing operations	$1.45		$1.29		$1.03
Discontinued operations	—		0.01		(0.96)
Net earnings	$1.45		$1.30		$0.07

Net Sales.  Our net sales increased from $370.2 million for the fiscal year ended February 28, 2018 to $400.8 million for the fiscal year ended February 28, 2019, an increase of 8.3%.  The market continues to be fairly soft with competitive pricing pressures.  However, during the current fiscal year the value of the U.S. dollar made domestic paper production more attractive internationally.  The attractiveness of domestic paper production, coupled with the shrinking domestic mill capacity, resulted in an environment conducive for paper and other material price increases domestically.  Those increases, if able to be timely passed along to customers, would help offset some of the normal industry sales attrition.  The acquisitions of Wright, which was completed in July 2018, and ABTL, which was completed in April 2018, are integral parts of our strategy to offset normal industry revenue declines due to print attrition and other changes.  These two acquisitions contributed over $44.7 million in net sales during the current fiscal year.

Our net sales increased from $356.9 million for the fiscal year ended February 28, 2017 to $370.2 million for the fiscal year ended February 28, 2018, an increase of 3.7%.  The market was fairly soft with competitive pricing pressures.  However, the reversal of some of the U.S. dollar’s strength made domestic paper production more attractive.  This factor, along with the shrinking of some domestic mill capacity, resulted in paper price increases.  The acquisition of Independent Printing Company, Inc. and its related entities (“Independent”), which was completed in January 2017, had a comparative impact of approximately $39.3 million on our net sales last fiscal year.  This acquisition remains an integral part of our strategy to offset normal industry print attrition and other factors.

Cost of Goods Sold. Our manufacturing costs increased from $253.0 million for the fiscal year 2018 to $277.4 million for the fiscal year 2019, or 9.6%.  Our gross profit margin (“margin”) decreased from 31.7% for the fiscal year 2018 to 30.8% for the fiscal year 2019.  Our margin during the period was impacted primarily by the increased cost of raw materials, and to a lesser extent by the acquisition of ABTL and Wright, which had a dilutive impact on the Company’s reported margin.  The industry continues to be challenged by raw material and freight cost increases.  The tight supply conditions during the current fiscal year allowed for multiple price increases on raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, this year the size and number of increases have impacted manufacturers’ ability to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed through to the marketplace, or costs start to decline due to the recent increase in foreign imports or weakening domestic demand.  As mentioned earlier, the acquisition of Wright and ABTL had a dilutive impact on our margins as neither of these organizations had margins approaching our level.  We believe once we have the opportunity to fully analyze the business cost structures and implement our costs systems, their margins will improve to more normalized levels.

Our manufacturing costs increased slightly from $252.2 million for the fiscal year 2017 to $253.0 million for the fiscal year 2018, or 0.3%.  Our gross margin increased from 29.3% for the fiscal year 2017 to 31.7% for the fiscal year 2018. In fiscal year 2017, our margin was negatively impacted by increased medical expenses due to our medical claims exceeding historical levels.  We implemented a new cost reimbursement program, as well as other changes to our health plan, at the start of calendar year 2017.  We believe the program positively impacted our margin by over $4.0 million during fiscal year 2018.

Selling, general, and administrative expenses. For fiscal year 2019, our selling, general, and administrative (“SG&A”) expenses increased approximately 6.2%, from $69.2 million for the fiscal year 2018 to $73.5 million for the fiscal year 2019.  As a percentage of sales, SG&A expenses declined from 18.8% in fiscal year 2018 to 18.3% for fiscal year 2019.  The acquisitions of Wright and ABTL added approximately $5.7 million and $1.7 million, respectively, in SG&A expenses during fiscal year 2019.  We continue to look for ways to reduce SG&A expenses after acquisitions through the implementation of our systems and processes, which allows us to integrate many of the acquired companies’ back-office processes.

For fiscal year 2018, our SG&A expenses increased approximately $6.7 million, or 10.7%, from $62.5 million for the fiscal year 2017 to $69.2 million for the fiscal year 2018.  As a percentage of sales, SG&A expenses were 18.8% and 17.5% for the fiscal years 2018 and 2017, respectively.  The acquisition of Independent added approximately $8.0 million in SG&A expenses during fiscal year 2018, or 20.3% of its respective net sales.  As we continue to integrate this acquisition into our culture and systems, we will continue to look for ways to reduce these expenses to be more in line with our historical SG&A percentage.  In addition, the Company (i) changed its accounting practice for handling its trademarks/trade names from an indefinite life to a finite life method on March 1, 2017 which added approximately $0.8 million to SG&A expense during the period, (ii) paid a special bonus to our non-management level employees of $500 per employee in December 2017 in connection with the enactment of the Tax Act which impacted our SG&A expense by $1.2 million, and (iii) paid approximately $1.8 million more in performance related bonuses in fiscal year 2018 in connection with its operating performance.

(Gain) loss from disposal of assets. The $0.2 million gain from disposal of assets for fiscal year 2019 is primarily attributed to the sale of an unused manufacturing facility and manufacturing equipment.  The $0.2 million loss from disposal of assets for fiscal year 2018 related primarily to the sale of manufacturing equipment as well as the closing and consolidation of manufacturing facilities. The $0.3 million loss from disposal of assets for fiscal year 2017 related primarily to the $0.5 million loss on the sale of an unused manufacturing facility and its associated property offset by the $0.2 million gain on the sale of a second unused manufacturing facility and manufacturing equipment.

Income from operations. As a result of the above factors, our income from continuing operations for fiscal year 2019 was $50.1 million, or 12.4% of net sales, as compared to $47.8 million, or 12.9% of net sales, for fiscal year 2018.  The acquisitions of Wright and ABTL contributed approximately $3.4 million and $1.1 million, respectively, to our operational income during the current fiscal year, or 8.8%.

Our income from continuing operations for fiscal year 2018 was $47.8 million, or 12.9% of net sales, as compared to $41.9 million, or 11.7% of net sales, for fiscal year 2017.  The acquisition of Independent positively impacted our operational results for fiscal year 2018 by  approximately $4.9 million.

Other expense.  Other expense was $0.2 million for fiscal year 2019 as compared to $0.9 million for fiscal year 2018.  This decrease related primarily to the increase of investment income in fiscal year 2019.  Other expense was $0.9 million for fiscal year 2018 as compared to $1.9 million for fiscal year 2017.  This decrease related primarily to the increase of investment income in fiscal year 2018 as well as the reclassification of pension expense from cost of goods sold and SG&A expense to other expense-net of $0.5 million and $1.4 million for fiscal years 2018 and 2017, respectively.

Provision for income taxes. Our effective tax rates for fiscal years 2019, 2018 and 2017 were 25.03%, 30.2%, and 34.0%, respectively.  The lower effective tax rate for fiscal year 2019 was primarily due to the Tax Act.  The lower effective tax rate for fiscal year 2018 as compared to fiscal year 2017 was primarily due to the enactment of the Tax Act, despite the Tax Act only being in effect for a small portion of the fiscal year.

Net earnings (loss). Our net earnings from continuing operations were $26.4 million, or $1.03 per diluted share for fiscal year 2017, $32.8 million, or $1.29 per diluted share for fiscal year 2018 and $37.4 million, or $1.45 per diluted share for fiscal year 2019.  Net earnings from discontinued operations for fiscal year 2018 was $0.01 per diluted share, which consisted of a write-off of a $2.0 million receivable ($1.4 million, net of tax) relating to the escrowed purchase price from the sale of our Apparel Segment and a $1.6 million tax benefit related to the determination of the final tax basis on assets sold in the sale of the Apparel Segment.  Net loss from discontinued operations for fiscal year 2017 was ($0.96) per diluted share, which consisted of the net earnings prior to the sale of the Apparel Segment of $0.09 per diluted share and the net loss from the sale of $27.1 million, net of tax, or ($1.05) per diluted share.  The loss from the sale included the write-off of the balance of foreign currency translation adjustments of $16.1 million, or $10.7 million, net of taxes.  Overall, the Company realized net earnings of $37.4 million, or $1.45 per diluted share, for fiscal year 2019, $32.9 million, or $1.30 per diluted share, for fiscal year 2018 and $1.8 million, or $0.07 per diluted share, for fiscal year 2017.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2019	2018	2017
Working Capital	$134,542	$133,773	$119,282
Cash	$88,442	$96,230	$80,466

Working Capital. Our working capital increased by approximately $0.8 million, or 0.6%, from $133.8 million at February 28, 2018 to $134.5 million at February 28, 2019.  The increase was primarily due to the increase in our accounts receivable and inventories by $13.6 million, offset by a decrease in cash and prepaid income taxes of $11.2 million, as well as an increase in our accounts payable of $1.6 million.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.5-to-1.0 for the fiscal year 2018 to 5.3-to-1.0 for the fiscal year 2019.

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

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2019	2018	2017
Net cash provided by operating activities	$51,335	$45,290	$58,887
Net cash provided by (used in) investing activities	$(31,770)	$(3,953)	$86,090
Net cash used in financing activities	$(27,353)	$(25,573)	$(72,468)

Cash flows from operating activities.  Cash provided by operating activities was $51.3 million for the fiscal year 2019 compared to $45.3 million for the fiscal year 2018 and $58.9 million for the fiscal year 2017, or an increase of $6.0 million in 2019 over 2018 and a decrease of $13.6 million in 2018 over 2017.

Our increased operational cash flows in fiscal year 2019 in comparison to fiscal year 2018 was primarily the result of three factors: (i) a $4.5 million increase in net earnings; (ii) a $1.5 million decrease in our accounts receivable; and (iii) a $3.4 million decrease in our prepaid expenses and income taxes.  These three positive factors were offset by two negative factors: (i) an increase in inventories of $3.6 million; and (ii) a $2.4 million decrease in accounts payable and accrued expenses.

Our decreased operational cash flows in fiscal year 2018 in comparison to fiscal year 2017 was primarily the result of four factors: (i) a decrease in operating cash flows related to our Apparel Segment of $34.8 million; (ii) a decrease in our deferred taxes of $6.2 million; (iii) an increase in our prepaid income taxes of $2.7 million; and (iv) increased earnings of $31.1 million.

Cash flows from investing activities. Cash provided by (used in) investing activities was $31.8 million used in fiscal year 2019 compared to $4.0 million used in fiscal year 2018 and $86.1 million provided in fiscal year 2017.  The $27.8 million increase in cash used in fiscal year 2019 compared to fiscal year 2018 was primarily due to the a $2.2 million increase in capital expenditures and the $26.0 million increase in the purchases of businesses.  The decrease in cash in fiscal year 2018 as compared to fiscal year 2017 was primarily due to the net proceeds of $107.4 million from the sale of the Apparel Segment which took place on May 25, 2016, offset by a decrease of $17.2 million in cash used for the purchases of businesses.

Cash flows from financing activities. Cash used in financing activities was $27.4 million in the fiscal year 2019 compared to $25.6 million used in fiscal year 2018 and $72.5 million used in fiscal year 2017.

The increase in our cash used in fiscal year 2019 as compared to fiscal year 2018 resulted from two factors: (i) $0.4 million more in dividends were paid in fiscal year 2019 compared to fiscal year 2018; and (ii) $1.5 million more was used to repurchase our common stock under the board-approved repurchase program.

The decrease in our cash used in the fiscal year 2018 as compared to the fiscal year 2017 resulted from three factors: (i) no debt was paid down in the fiscal year 2018 compared to $10.0 million paid down in 2017; (ii) $34.9 million less in dividends were paid in the fiscal year 2018 compared to 2017, which included a special one-time dividend of $1.50 per share that was paid as a result of the sale of the Apparel Segment; and (iii) $5.1 million less was used to repurchase our common stock under the board-approved repurchase program in the fiscal year 2018 as compared to 2017.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases are made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.  During our fiscal year ended February 28, 2019, the Company repurchased 247,788 shares of common stock under the program at an average price of $19.42 per share.  Since the program’s inception in October 2008, there have been 1,690,024 common shares repurchased at an average price of $15.64 per share. As of February 28, 2019 there was $13.6 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to the stock repurchase program, the Company purchased 15 shares of its common stock during the fiscal year ended February 28, 2019.  The Company expects to continue to repurchase its shares under its repurchase program during fiscal year 2020 as it determines such repurchases to be in its and its shareholders best interest.

Credit Facility – The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company ( the “Credit Facility”).  The Credit Facility, which matures on August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as imposing other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of February 28, 2019, we had $30.0 million of borrowings under the revolving credit line and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $69.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

We did not pay any additional amounts on the revolving credit line for fiscal year 2019.  It is anticipated that the available line of credit is sufficient to cover, should it be required, our working capital needs for the foreseeable future.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (“MAP-21”) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates.  We made contributions of $3.0 million to our Pension Plan during each of our last three fiscal years.  However, given our current funding status as of February 28, 2019 and absent any significant negative event, we anticipate that our future contributions will be in line with our expected service costs, which are between $1.0 million to $1.5 million per year.  As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funded status, associated liabilities recorded, and future required minimum contributions.  At February 28, 2019, we had a prepaid pension asset recorded on our balance sheet of $0.6 million. During fiscal year 2019, we increased the discount rate we used to calculate our pension liability to 4.1% from 4.05% used in fiscal year 2018, which decreased our recorded pension liability by approximately $0.4 million (each 10 basis point change in the discount rate potentially impacts our computed pension liability by approximately $900,000).  In addition, we adopted the new MP-2018 mortality improvement scale associated with the RP-2014 mortality tables (which were adopted four years ago), which reduced our recorded pension liability by approximately $0.1 million.  The updated mortality improvement scale MP-2018 reflects slightly lower projected mortality experience improvement in the future compared to the previous scale MP-2017 utilized in fiscal year 2018’s valuation of liabilities.  The projected return on our pension assets remained at 7.5% for fiscal year 2019.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2020, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million.  We expect to fund these expenditures through existing cash flows.  We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2019 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 28, 2019.  The following table represents our contractual commitments as of February 28, 2019 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Debt:
Revolving credit facility	$30,000	$—	$30,000	$—	$—
Other contractual commitments:
Estimated pension benefit payments to Pension Plan participants	40,800	3,500	8,500	7,800	21,000
Letters of credit	652	652	—	—	—
Operating leases	18,134	5,586	6,390	3,727	2,431
Total other contractual commitments	59,586	9,738	14,890	11,527	23,431
Total	$89,586	$9,738	$44,890	$11,527	$23,431

We expect future interest payments of $1.1 million for the fiscal year ending February 29, 2020 and $0.5 million for the fiscal year ending February 28, 2021, assuming interest rates and debt levels remain the same throughout the remaining term of the facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments totaled $30.0 million at February 28, 2019 and are subject to fluctuations in the LIBOR rate.  The impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of February 28, 2019 would be approximately $0.3 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth following the signature page of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No matter requires disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2019.  Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2019.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of Wright Business Graphics, which we acquired on July 31, 2018, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition.  The assets and revenues resulting from this acquisition constituted approximately 14 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2019.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”).  Based on management’s assessment using those criteria, we believe that, as of February 28, 2019, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of Wright Business Forms, Inc., which we acquired on July 31, 2018, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition.  The assets and revenues resulting from this acquisition constituted approximately 14 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2019 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

No matter requires disclosure.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

The SEC and the NYSE have issued multiple regulations requiring policies and procedures in the corporate governance area. In complying with these regulations, it has been the goal of the Company’s Board and senior leadership to do so in a way which does not inhibit or constrain the Company’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists.  Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller.  The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.ennis.com, and a copy will be mailed upon request to Investor Relations at 2441 Presidential Parkway, Midlothian, TX 76065.  If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

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

Exhibit 10.7

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).+

Exhibit 10.8

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).+

Exhibit 10.9

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of July 31, 2017, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 3, 2017 (File No. 001-05807).+

Exhibit 10.10

Stock Purchase Agreement, dated January 27, 2017, by and between Ennis, Inc., Independent Printing Company, Inc. and the related entities signatory thereto, herein incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on May 5, 2017 (File No. 001-05807).

Exhibit 10.11

Agreement and Plan of Merger, dated July 16, 2018, by and among Ennis, Inc., Cascadia Merger Sub, Inc., Cascadia Merger Sub II LLC, Wright Business Forms, Inc., the Shareholders of Wright Business Forms, Inc. and the other signatories thereto, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on October 5, 2018 (File No. 001-05807).

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

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2019, filed on May 6, 2019, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENNIS, INC.

Date: May 6, 2019	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 6, 2019	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 6, 2019	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 6, 2019	/s/ MICHAEL D. MAGILL
Michael D. Magill, Executive Vice President, Secretary and Director

Date: May 6, 2019	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 6, 2019	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 6, 2019	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 6, 2019	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 6, 2019	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 6, 2019	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 6, 2019	/s/ JAMES C. TAYLOR
James C. Taylor, Director

Date: May 6, 2019	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 6, 2019 expressed an unqualified opinion thereon.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard.  The Company adopted the new revenue standard using the modified retrospective method.

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

May 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2019, and our report dated May 6, 2019 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Wright Business Forms, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 14 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2019.  As indicated in Management’s Report, Wright Business Forms, Inc. was acquired on July 31, 2018.  Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Wright Business Forms, Inc.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

May 6, 2019

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28,	February 28,
	2019	2018
Assets
Current assets
Cash	$88,442	$96,230
Accounts receivable, net of allowance for doubtful receivables of $1,020 at February 28, 2019 and $1,194 at February 28, 2018	40,357	35,654
Prepaid expenses	1,760	1,305
Prepaid income taxes	195	3,600
Inventories	35,411	26,480
Assets held for sale	—	75
Total current assets	166,165	163,344
Property, plant and equipment
Plant, machinery and equipment	146,001	133,222
Land and buildings	56,394	54,318
Other	23,838	23,208
Total property, plant and equipment	226,233	210,748
Less accumulated depreciation	173,099	164,840
Net property, plant and equipment	53,134	45,908
Goodwill	81,634	70,603
Intangible assets, net	61,272	49,254
Net pension asset	580	—
Other assets	300	330
Total assets	$363,085	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 28,	February 28,
	2019	2018
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,728	$12,168
Accrued expenses	17,895	17,403
Total current liabilities	31,623	29,571
Long-term debt	30,000	30,000
Liability for pension benefits	—	735
Deferred income taxes	10,898	6,189
Other liabilities	1,437	1,240
Total liabilities	73,958	67,735
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 28, 2019 and February 28, 2018	75,134	75,134
Additional paid-in capital	123,065	121,333
Retained earnings	179,003	164,177
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(16,704)	(16,428)
Total accumulated other comprehensive income (loss)	(16,704)	(16,428)
Treasury stock	(71,371)	(82,512)
Total shareholders’ equity	289,127	261,704
Total liabilities and shareholders' equity	$363,085	$329,439

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2019	2018	2017
Net sales	$400,782	$370,171	$356,888
Cost of goods sold	277,422	252,969	252,158
Gross profit margin	123,360	117,202	104,730
Selling, general and administrative	73,490	69,222	62,537
(Gain) loss from disposal of assets	(217)	162	278
Income from operations	50,087	47,818	41,915
Other income (expense)
Interest expense	(1,154)	(777)	(613)
Other, net	1,001	(132)	(1,269)
Total other income (expense)	(153)	(909)	(1,882)
Earnings from continuing operations before income taxes	49,934	46,909	40,033
Income tax expense	12,497	14,151	13,616
Earnings from continuing operations	37,437	32,758	26,417
Earnings (loss) from discontinued operations, net of tax	—	147	(24,637)
Net earnings	$37,437	$32,905	$1,780
Weighted average common shares outstanding
Basic	25,829,804	25,391,998	25,734,667
Diluted	25,842,179	25,417,244	25,749,185
Earnings (loss) per share - basic and diluted
Continuing operations	$1.45	$1.29	$1.03
Discontinued operations	$—	$0.01	$(0.96)
Net earnings	$1.45	$1.30	$0.07
Cash dividends per share	$0.875	$0.875	$2.20

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2019	2018	2017
Net earnings	$37,437	$32,905	$1,780
Foreign currency translation adjustment, net of taxes	—	—	9,940
Adjustment to pension, net of taxes	(276)	1,680	2,084
Comprehensive income	$37,161	$34,585	$13,804

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2017, 2018, AND 2019

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2016	30,053,443	$75,134	$121,597	$206,105	$(27,285)	(4,437,005)	$(77,005)	$298,546
Net earnings	—	—	—	1,780	—	—	—	1,780
Foreign currency translation, net of deferred tax of $6,087	—	—	—	—	9,940	—	—	9,940
Adjustment to pension, net of deferred tax of $1,276	—	—	—	—	2,084	—	—	2,084
Dividends paid ($2.20 per share)	—	—	—	(57,200)	—	—	—	(57,200)
Excess tax benefit of stock option exercises and restricted stock grants	—	—	265	—	—	—	—	265
Stock based compensation	—	—	1,361	—	—	—	—	1,361
Stock based compensation allocated to loss on sale of discontinued operations	—	—	112	—	—	—	—	112
Exercise of stock options and restricted stock	—	—	(1,810)	—	—	282,988	4,720	2,910
Common stock repurchases	—	—	—	—	—	(532,804)	(8,443)	(8,443)
Balance February 28, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355
Net earnings	—	—	—	32,905	—	—	—	32,905
Adjustment to pension (net of deferred tax of $1,030) and reclassification of the income tax effects of the US Tax Cuts and Jobs Act	—	—	—	2,847	(1,167)	—	—	1,680
Dividends paid ($0.875 per share)	—	—	—	(22,260)	—	—	—	(22,260)
Stock based compensation	—	—	1,337	—	—	—	—	1,337
Exercise of stock options and restricted stock	—	—	(1,529)	—	—	88,771	1,529	—
Common stock repurchases	—	—	—	—	—	(191,178)	(3,313)	(3,313)
Balance February 28, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	37,437	—	—	—	37,437
Adjustment to pension, net of deferred tax of $92	—	—	—	—	(276)	—	—	(276)
Dividends paid ($0.875 per share)	—	—	—	(22,611)	—	—	—	(22,611)
Stock based compensation	—	—	1,397	—	—	—	—	1,397
Exercise of stock options and restricted stock	—	—	(1,539)	—	—	110,806	1,608	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	(247,803)	(4,811)	(4,811)
Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$37,437	$32,905	$1,780
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,071	8,033	7,934
Amortization of deferred finance charges	114	114	65
Amortization of intangible assets	7,118	6,058	4,673
Pre-tax loss from discontinued operations	—	2,000	36,775
Operating cash flows of discontinued operations	—	—	538
(Gain) loss from disposal of assets	(217)	162	278
Bad debt expense, net of recoveries	212	(265)	263
Stock based compensation	1,397	1,337	1,361
Excess tax benefit of stock based compensation	—	—	(265)
Deferred income taxes	(742)	(1,794)	4,359
Net pension expense	(1,683)	(1,400)	(443)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,480	(21)	3,315
Prepaid expenses and income taxes	3,408	(2,699)	1,134
Inventories	(3,580)	1,566	1,428
Other assets	5	65	(589)
Accounts payable and accrued expenses	(2,383)	(847)	(140)
Other liabilities	(302)	76	(3,579)
Net cash provided by operating activities	51,335	45,290	58,887
Cash flows from investing activities:
Capital expenditures	(4,824)	(2,667)	(3,065)
Purchase of businesses, net of cash acquired	(27,389)	(1,350)	(18,584)
Proceeds from sale of discontinued operations	—	—	107,354
Investing cash flows of discontinued operations	—	—	(279)
Proceeds from disposal of plant and property	443	64	664
Net cash provided by (used in) investing activities	(31,770)	(3,953)	86,090
Cash flows from financing activities:
Borrowings on debt	—	—	(10,000)
Dividends paid	(22,611)	(22,260)	(57,200)
Common stock repurchases	(4,811)	(3,313)	(8,443)
Proceeds from exercise of stock options	69	—	2,910
Excess tax benefit of stock based compensation	—	—	265
Net cash used in financing activities	(27,353)	(25,573)	(72,468)
Net change in cash	(7,788)	15,764	72,509
Cash at beginning of period	96,230	80,466	7,957
Cash at end of period	$88,442	$96,230	$80,466

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2019, February 28, 2018 and February 28, 2017 (fiscal years ended 2019, 2018 and 2017, respectively).

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

Inventories. With the exception of approximately 8.9% and 12.9% of its inventories valued at the lower of last-in, first-out (LIFO) for fiscal years 2019 and 2018, respectively, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or net realizable value.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.  The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2019 and 2018 were $0.9 million and $0.8 million, respectively.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The carrying amounts of cash, accounts receivables, and accounts payable approximate fair value because of the short maturity and/or variable rates associated with these instruments.  Long-term debt as of fiscal years ended 2019 and 2018 approximates its fair value as the interest rate is tied to market rates.  The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

Revenue Recognition. We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $10.3 million, $9.7 million and $10.7 million of revenue was recognized under these arrangements during fiscal years 2019, 2018 and 2017, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.8 million, $0.9 million and $0.6 million during the fiscal years ended 2019, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.  Included in this advertising expense is amortization related to direct response advertising of approximately $0.1 million, $0.2 million, and $0.1 million for the fiscal years ended 2019, 2018 and 2017, respectively.  Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2019, 2018 and 2017 were approximately $0.2 million, $0.1 million, and $0.2 million, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.  This is calculated using

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the treasury stock method.  At year-end 2017, there were 42,500 options not included in the diluted earnings per share computation because their effect was anti-dilutive.  For fiscal years 2019 and 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.

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

Foreign Currency Translation. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other expense, net as incurred. Transaction losses totaled approximately $18,000, $7,000, and $22,000 for fiscal years ended 2019, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The Company retrospectively adopted this guidance as of March 1, 2018.  The impact of adoption was a $288,000 decrease in cost of sales, $229,000 decrease in selling, general and administrative expenses and $517,000 increase in other expense-net for the fiscal year ended February 28, 2018 compared to the amount previously reported. The impact of adoption was a $780,000 decrease in cost of sales, $610,000 decrease in selling, general and administrative expenses and $1,390,000 increase in other expense-net for the fiscal year ended February 28, 2017 compared to the amount previously reported.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to elect the ‘package of practical expedients’ as lessee, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  Additionally, the Company expects to elect to treat lease and non-lease components as a single lease component.

The Company expects that the adoption of this standard will result in a fairly significant increase to its recorded assets and liabilities on its consolidated balance sheets but will not have a material impact on the consolidated statement of operations.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.  Adoption of the standard will result in the recognition of additional right-of-use assets and lease liabilities for leases of approximately $18.2 million as of March 1, 2019.

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

(2) Revenue

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 28, 2019.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2019	2018	2017
Balance at beginning of period	$1,194	$1,674	$2,041
Bad debt expense, net of recoveries	212	(265)	263
Accounts written off	(386)	(215)	(630)
Balance at end of period	$1,020	$1,194	$1,674

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2019 and February 28, 2018 (in thousands):

	2019	2018
Raw material	$21,717	$15,854
Work-in-process	4,172	3,114
Finished goods	9,522	7,512
	$35,411	$26,480

The excess of current costs at FIFO over LIFO stated values was approximately $5.0 million and $4.9 million as of fiscal years ended 2019 and 2018, respectively.  During both fiscal year 2019 and 2018, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal year 2018 and 2017.  The effect decreased cost of sales by approximately $0.1 million, $0.3 million and $0.2 million for fiscal years 2019, 2018 and 2017, respectively.  Cost includes materials, labor and overhead related to the purchase and production of inventories.

(5) Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share (the “Shares”), to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright” or “WBG”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of WBG by way of a merger of a wholly-owned subsidiary of the Company with and into WBG pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Shares issued to the former stockholders of WBG represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $3.0 million was paid to pay-off outstanding debt.  The issuance of the Shares was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1993, as amended, and Regulation D promulgated thereunder.  During the fiscal year ended February 28, 2019, the Company incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  These costs were recorded in selling, general and administrative expenses.  Wright is a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  The business produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers.  The goodwill recognized as a part of the merger is not deductible for tax purposes.  With this acquisition we will continue to be the preeminent provider of all types of printed products and services to the west coast.  The addition of packaging, statement processing and direct mail will add to the overall capabilities of our existing operations, which should help us to continue to penetrate additional markets throughout the United

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

States.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.  The purchase price of Wright was as follows (in thousands):

Ennis shares of common stock	$16,218
Cash	22,653
Purchase price of Wright Business Graphics	$38,871

The following is a summary of the preliminary purchase price allocation for Wright (in thousands):

Accounts receivable	$5,220
Prepaid expenses	427
Inventories	4,365
Other assets	88
Property, plant & equipment	10,331
Non-compete	447
Customer lists	12,900
Trade names	3,830
Goodwill	11,031
Accounts payable and accrued liabilities	(4,226)
Deferred income taxes	(5,542)
$38,871

On April 30, 2018, the Company acquired the assets of Allen-Bailey Tag & Label, a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  On July 7, 2017, the Company acquired the assets of a separate tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

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
$17,677

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for Wright is included in the Company’s consolidated financial statements from the date of acquisition.  The following table represents certain operating information on a pro forma basis as though all Wright operations had been acquired as of March 1, 2017, after the estimated impact of adjustments such as amortization of intangible assets, interest expense and related tax effects (in thousands, except per share amount):

	Unaudited	Unaudited
	2019	2018
Pro forma net sales	$423,901	$427,174
Pro forma net earnings	38,434	35,694
Pro forma earnings per share from continuing operations - diluted	1.49	1.40

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

(6) Discontinued Operations

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

The operating results of these discontinued operations only reflect revenues and expenses that are directly attributable to the Apparel Segment and that have been eliminated from ongoing operations.  The following tables show the key components of the sale and discontinued operations related to the Apparel Segment that was completed on May 25, 2016 (in thousands):

Sales price	$110,000
Carrying value of disposed	(130,174)
Expenses related to sales (1)	(4,365)
Loss on sale before write-off of foreign currency translation adjustment	(24,539)
Write-off of foreign currency translation adjustments
recorded in other comprehensive income	(16,109)
Loss on sale of sale of discontinued operations	$(40,648)

(1)	Includes the termination fee, in the amount of $3.0 million, paid as a result of the termination of a prior purchase agreement for the sale of the Apparel Segment to Alstyle Operations, LLC.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017
Net sales	$—	$41,038
Income from discontinued operations before income taxes	—	3,873
Loss on sale of discontinued operations before income taxes	(2,000)	(40,648)
Income (loss) on discontinued operations before income taxes	(2,000)	(36,775)
Income tax (benefit) expense	(2,147)	(12,138)
Net income (loss) from discontinued operations	$147	$(24,637)

(7) Goodwill and Intangible Assets

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.  A goodwill impairment charge was not required for the fiscal years ended February 28, 2019 and 2018.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning March 1, 2017, given the general declining trend line of print sales, and its expected continuance into the foreseeable future, the Company elected to treat the recorded value of trademarks/trade names as no longer being an indefinite-lived asset. As such, as of March 1, 2017, the Company began amortizing the carrying value of these assets over their estimated remaining useful life, approximately 17 - 19 years.  The amortization expense associated with this election increased the Company’s selling, general and administrative expense line by approximately $0.8 million during fiscal year 2018 and approximately $1.2 million during fiscal year 2019.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2019	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	13.8	$24,385	$3,906	$20,479
Customer lists	8.2	71,869	31,498	40,371
Non-compete	2.5	722	300	422
Patent	—	783	783	—
Total	10.0	$97,759	$36,487	$61,272

As of February 28, 2018
Amortized intangible assets
Trademarks and trade names	16.0	$19,625	$2,408	$17,217
Customer lists	8.1	58,040	26,039	32,001
Non-compete	1.1	175	140	35
Patent	0.4	783	782	1
Total	10.8	$78,623	$29,369	$49,254

Aggregate amortization expense for each of the fiscal years 2019, 2018 and 2017 was approximately $7.1 million, $6.1 million and $4.7 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2020	$7,390
2021	7,265
2022	7,097
2023	6,260
2024	6,222

Changes in the net carrying amount of goodwill for fiscal years 2018 and 2019 are as follows (in thousands):

Balance as of March 1, 2017	$70,603
Goodwill acquired	—
Goodwill impairment	—
Balance as of February 28, 2018	70,603
Goodwill acquired	11,031
Goodwill impairment	—
Balance as of February 28, 2019	$81,634

During the fiscal year ended February 28, 2019, $11.0 million was added to goodwill related to the acquisition of Wright.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 28,
	2019	2018
Employee compensation and benefits	$15,950	$15,597
Taxes other than income	583	296
Accrued legal and professional fees	203	282
Accrued interest	188	143
Accrued utilities	90	148
Accrued acquisition related obligations	214	654
Accrued credit card fees	146	115
Other accrued expenses	521	168
	$17,895	$17,403

(9) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 28, 2019	February 28, 2018
Revolving credit facility	$30,000	$30,000

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company ( the “Credit Facility”).  The Credit Facility, which matures on August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of February 28, 2019, the Company was in compliance with all terms and conditions of its Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019 and 3.0% (3 month LIBOR + 1.0%) at February 28, 2018.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of February 28, 2019, we had $30.0 million of borrowings under the revolving credit line and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $69.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

(10) Shareholders’ Equity

The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended February 28, 2019 the Company repurchased 247,788 shares of common stock under the program at an average price of $19.42 per share.  Since the program’s inception in October 2008, there have been 1,690,024 common shares repurchased at an average price of $15.64 per share. As of February 28, 2019 there was $13.6 million available to repurchase shares of the Company’s common stock under the program.  Unrelated to the stock repurchase program, the Company purchased 15 shares of its common stock during the fiscal year ended February 28, 2019.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2018, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 534,478 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the years ended 2019, 2018 and 2017, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.4 million, $1.3 million and $1.4 million, respectively.

Stock Options

The Company had the following stock option activity for each of the three years ended February 28, 2019:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2016	370,949	$15.38	5.9	$1,616
Granted	—	—
Terminated	(5,000)	8.94
Exercised	(193,453)	15.04
Outstanding at February 28, 2017	172,496	$15.95	4.2	$223
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at February 28, 2018	172,496	$15.95	3.2	$612
Granted	—	—
Terminated	—	—
Exercised	(110,906)	15.99
Outstanding at February 28, 2019	61,590	$15.88	1.8	$327
Exercisable at February 28, 2019	61,590	$15.88	1.8	$327

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the NYSE over the applicable exercise price.

No stock options were granted during fiscal years 2019, 2018 or 2017.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2019	2018	2019
Total cash received	$69	$—	$2,910
Income tax benefits	—	—	265
Total grant-date fair value	345	—	532
Intrinsic value	534	—	969

A summary of the status of the Company’s unvested stock options at February 28, 2018, and changes during the fiscal year ended February 28, 2019 is presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at February 28, 2018	1,616	$2.24
New grants	—	—
Vested	(1,616)	2.24
Forfeited	—	—
Unvested at February 28, 2019	—	—

The following table summarizes information about stock options outstanding at the end of fiscal year 2019:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$8.94	10,000	0.2	$8.94	10,000	$8.94
$14.05 to $15.48	12,949	3.3	15.18	12,949	15.18
$17.57 to $18.46	38,641	1.8	17.92	38,641	17.92
	61,590	1.8	15.88	61,590	15.88

Restricted Stock

The Company had the following restricted stock grants activity for each of the three fiscal years ended February 28, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2016	189,396	$14.36
Granted	66,685	19.49
Terminated	—	—
Vested	(89,535)	14.46
Outstanding at February 28, 2017	166,546	$16.35
Granted	74,900	16.30
Terminated	—	—
Vested	(88,771)	15.90
Outstanding at February 28, 2018	152,675	$16.59
Granted	83,789	20.54
Terminated	—	—
Vested	(81,359)	16.01
Outstanding at February 28, 2019	155,105	$19.03

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2019, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.8 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years.  As of February 28, 2019, the Company’s outstanding restricted stock had an underlying fair value of $3.0 million at date of grant.

(12) Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 17% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2019	2018
Equity securities	46%	57%
Debt securities	48%	42%
Cash and cash equivalents	6%	1%
Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation.  The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2019 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 - 5%
Fixed Income	35 - 55%
Equity	45 - 60%

The Company estimates the long-term rate of return on Pension Plan assets will be 7.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of the fiscal year ended 2019 was 7.5%, the rate used in the calculation of the fiscal year 2018 pension expense.

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2019 and February 28, 2018 (in thousands):

	Assets
	Measured at
	Fair Value	Fair Value Measurements
Description	at 2/28/19	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,945	$3,945	$—	$—
Government bonds	16,128	—	16,128	—
Corporate bonds	10,722	—	10,722	—
Domestic equities	20,903	20,903	—	—
Foreign equities	6,023	6,023	—	—
	$57,721	$30,871	$26,850	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2019	2018	2017
Components of net periodic benefit cost
Service cost	$1,106	$1,083	$1,166
Interest cost	2,274	2,270	2,372
Expected return on plan assets	(4,109)	(3,794)	(3,665)
Amortization of:
Prior service cost	—	—	—
Unrecognized net loss	2,047	2,041	2,683
Net periodic benefit cost	1,318	1,600	2,556

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	2,414	(669)	(723)
Amortization of net actuarial loss	(2,047)	(2,041)	(2,683)
Amortization of prior service credit	—	—	—
	367	(2,710)	(3,406)
Total recognized in net periodic pension cost and other comprehensive income	$1,685	$(1,110)	$(850)

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018	2017
Weighted average discount rate (net periodic pension cost)	4.05%	4.10%	4.30%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	7.50%	7.50%	7.50%
Weighted average discount rate (benefit obligations)	4.10%	4.05%	4.10%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

During the current fiscal year, the Company adopted the new MP-2017 improvement scale to determine their benefit obligations under the Pension Plan.  The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$57,619	$57,658
Service cost	1,106	1,083
Interest cost	2,274	2,270
Actuarial (gain) loss	(367)	978
Other assumption change	(120)	(423)
Benefits paid	(3,371)	(3,947)
Projected benefit obligation at end of year	$57,141	$57,619
Change in plan assets:
Fair value of plan assets at beginning of year	$56,884	$52,812
Company contributions	3,000	3,000
Gain on plan assets	1,208	5,019
Benefits paid	(3,371)	(3,947)
Fair value of plan assets at end of year	$57,721	$56,884
Funded (unfunded) status	$580	$(735)
Accumulated benefit obligation at end of year	$52,747	$53,244

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company contributed $3.0 million to the Pension Plan during fiscal year 2019.  Given current funding status, the Company expects to contribute between $1.0 and $1.5 million to the Pension Plan during fiscal year 2020.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2020	$3,500
2021	4,200
2022	4,300
2023	3,000
2024	4,800
2025 - 2029	21,000

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.7 million, $1.2 million and $1.2 million in fiscal years ended 2019, 2018 and 2017, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $206,000, $203,000, and $228,000, in fiscal years ended 2019, 2018 and 2017, respectively.

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2019	2018	2017
Current:
Federal	$11,381	$14,001	$10,543
State and local	1,858	1,944	2,254
Total current	13,239	15,945	12,797
Deferred:
Federal	(651)	(1,811)	932
State and local	(91)	17	(113)
Total deferred	(742)	(1,794)	819
Total provision for income taxes	$12,497	$14,151	$13,616

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2019, was 25.0%, as compared to 30.2% and 34.0% in 2018 and 2017, respectively.  The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2019	2018	2017
Statutory rate	21.0%	32.7%	35.0%
Provision for state income taxes, net of federal income tax benefit	2.8	2.8	3.5
Domestic production activities deduction	—	(2.8)	(2.5)
Valuation allowance	—	—	(3.4)
Federal true-up	0.4	4.1	0.6
Tax Cuts and Jobs Act	—	(7.6)	—
Other	0.8	1.0	0.8
	25.0%	30.2%	34.0%

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law.  Among other things, the Tax Act permanently lowered the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, we re-valued our deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. This change in the statutory tax rate resulted in reduction in income tax expense being recognized of $3.6 million in the fourth quarter of fiscal year 2018 due to the adjustment of deferred tax liabilities based on the expected prevailing tax rate at the expected time of their realization.

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The tax effects of these temporary differences are

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets	2019	2018
Allowance for doubtful receivables	$204	$255
Inventories	924	738
Employee compensation and benefits	820	703
Pension and noncurrent employee compensation benefits	2,653	2,888
Net operating loss and foreign tax credits	429	429
Stock options	326	285
Total deferred tax assets	$5,356	$5,298
Deferred tax liabilities
Property, plant and equipment	$5,485	$4,140
Goodwill and other intangible assets	10,710	7,158
Property tax	59	158
Other	—	31
Total deferred tax liabilities	$16,254	$11,487
Net deferred income tax liabilities	$10,898	$6,189

As of the fiscal year ended 2019, the Company has federal net operating loss carry forwards of approximately $84,000 expiring in fiscal years 2024 through 2025.  Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the net operating loss carry forwards.

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

At fiscal year-end 2019 and 2018, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $120,000 and $141,000, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. For fiscal year 2019, the unrecognized tax benefit includes an aggregate of $1,000 of interest expense.  Approximately $1,000 of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months.  A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2019 and 2018 is as follows (in thousands):

	2019	2018
Balance at March 1, 2018	$141	$249
Additions based on tax positions	26	(25)
Reductions due to lapses of statues of limitations	(47)	(83)
Balance at February 28, 2019	$120	$141

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and foreign tax jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2014.  All material state and local income tax matters have been concluded for years through 2014 and foreign tax jurisdictions through 2014.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.  Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2019, 2018 and 2017.

(14) Earnings per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2019	2018	2017
Basic weighted average common shares outstanding	25,829,804	25,391,998	25,734,667
Effect of dilutive options	12,375	25,246	14,518
Diluted weighted average common shares outstanding	25,842,179	25,417,244	25,749,185
Earnings (loss) per share - basic and diluted
Earnings per share on continuing operations	$1.45	$1.29	$1.03
Earnings (loss) per share on discontinued operations	—	0.01	(0.96)
Net earnings	$1.45	$1.30	$0.07
Cash dividends	$0.875	$0.875	$2.20

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share.  Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security.  Accordingly, the presentation above is prepared on a combined basis.  At fiscal year-end 2017, 42,500 stock options were excluded from the calculation above, as their effect would be anti-dilutive.  For fiscal years 2019 and 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.

(15) Commitments and Contingencies

The Company leases certain of its facilities under operating leases that expire on various dates through fiscal year ended 2027. Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2020	$5,586
2021	3,783
2022	2,607
2023	2,108
2024	1,619
Thereafter	2,431
$18,134

Rent expense attributable to such leases totaled $5.9 million, $5.3 million, and $4.3 million for the fiscal years ended 2019, 2018 and 2017, respectively.

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

(16) Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes, as well as the noncash reclassification of the income tax effects associated with the Tax Act, are as follows for the three fiscal years ended (in thousands):

	2019	2018	2017
Supplemental disclosure of cash flow information
Interest paid, net	$1,109	$731	$853
Income taxes paid, net	$9,866	$15,468	$975

Noncash investing and financing activities
Reclassification of the income tax effects of the Tax Act	$—	$2,847	$—

(17) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2019 and 2018 (in thousands, except per share amounts and quarter over quarter comparison):

For the three months ended	May 31	August 31	November 30	February 28
Fiscal year ended 2019:
Net sales	$93,419	$98,591	$108,070	$100,702
Gross profit margin	30,191	30,323	33,755	29,091
Net earnings	9,247	9,567	10,419	8,204
Dividends paid	5,083	5,728	5,922	5,878
Per share of common stock:
Basic net earnings	$0.37	$0.37	$0.40	$0.32
Diluted net earnings	$0.36	$0.37	$0.40	$0.32
Dividends	$0.200	$0.225	$0.225	$0.225
Fiscal year ended 2018:
Net sales	$94,590	$94,887	$93,606	$87,088
Gross profit margin	29,992	30,859	29,956	26,395
Net earnings	7,784	8,540	8,274	8,160
Dividends paid	4,468	5,084	5,083	7,625
Per share of common stock:
Basic net earnings	$0.31	$0.34	$0.33	$0.32
Diluted net earnings	$0.31	$0.34	$0.33	$0.32
Dividends	$0.175	$0.200	$0.200	$0.300

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

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000.  At February 28, 2019, cash balances included $86.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

(19) Subsequent Events

On March 16, 2019, the Company, through one of its subsidiaries, acquired the assets of Integrated Print & Graphics of South Elgin, Illinois, for approximately $8.8 million in cash plus the assumption of trade payables and subject to certain adjustments.  The acquisition of Integrated will enable the Company to provide additional capabilities to its product line and its focus on high color commercial print to the direct mail channel is consistent with the Company’s desire to expand this product line throughout the Company’s business model.