Form 10-Q
period 2019-05-31
ENNIS, INC.
filed 2019-07-03
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2019

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

Registrant’s Telephone Number, Including Area Code: (972) 775-9801

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

As of June 28, 2019, there were 26,113,699 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31,	February 28,
	2019	2019
Assets
Current assets
Cash	$87,365	$88,442
Accounts receivable, net of allowance for doubtful receivables of $1,041 at May 31, 2019 and $1,020 at February 28, 2019	41,876	40,357
Prepaid expenses	1,241	1,760
Prepaid income taxes	—	195
Inventories	36,826	35,411
Total current assets	167,308	166,165
Property, plant and equipment
Plant, machinery and equipment	149,678	146,001
Land and buildings	57,013	56,394
Other	23,993	23,838
Total property, plant and equipment	230,684	226,233
Less accumulated depreciation	175,397	173,099
Net property, plant and equipment	55,287	53,134
Operating lease right-of-use assets	18,653	—
Goodwill	82,527	81,634
Intangible assets, net	61,185	61,272
Net pension asset	580	580
Other assets	303	300
Total assets	$385,843	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	May 31,	February 28,
	2019	2019
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,029	$13,728
Accrued expenses	18,125	17,895
Current portion of operating lease liabilities	5,005	—
Total current liabilities	38,159	31,623
Long-term debt	30,000	30,000
Deferred income taxes	10,959	10,898
Operating lease liabilities, net of current portion	13,362	—
Other liabilities	1,099	1,437
Total liabilities	93,579	73,958
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2019 and February 28, 2019	75,134	75,134
Additional paid-in capital	122,111	123,065
Retained earnings	182,760	179,003
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(16,470)	(16,704)
Total accumulated other comprehensive loss	(16,470)	(16,704)
Treasury stock	(71,271)	(71,371)
Total shareholders’ equity	292,264	289,127
Total liabilities and shareholders' equity	$385,843	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2019	2018
Net sales	$108,033	$93,419
Cost of goods sold	75,337	63,228
Gross profit margin	32,696	30,191
Selling, general and administrative	19,703	17,735
Gain from disposal of assets	—	(4)
Income from operations	12,993	12,460
Other income (expense)
Interest expense	(317)	(261)
Other, net	340	130
Total other income (expense)	23	(131)
Earnings before income taxes	13,016	12,329
Income tax expense	3,384	3,082
Net earnings	$9,632	$9,247
Weighted average common shares outstanding
Basic	26,028,337	25,333,673
Diluted	26,028,337	25,363,772
Earnings per share
Basic	$0.37	$0.37
Diluted	$0.37	$0.36
Cash dividends per share	$0.225	$0.200

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended
	May 31,
	2019	2018
Net earnings	$9,632	$9,247
Adjustment to pension, net of taxes	234	261
Comprehensive income	$9,866	$9,508

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	9,632	—	—	—	9,632
Adjustment to pension, net of deferred tax of $78	—	—	—	—	234	—	—	234
Dividends paid ($0.225 per share)	—	—	—	(5,875)	—	—	—	(5,875)
Stock based compensation	—	—	358	—	—	—	—	358
Exercise of stock options and restricted stock	—	—	(1,312)	—	—	83,095	1,312	—
Common stock repurchases	—	—	—	—	—	(62,038)	(1,212)	(1,212)
Balance May 31, 2019	30,053,443	$75,134	$122,111	$182,760	$(16,470)	(4,076,042)	$(71,271)	$292,264

Balance February 28, 2018	30,053,043	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	9,247	—	—	—	9,247
Adjustment to pension, net of deferred tax of $87	—	—	—	—	261	—	—	261
Dividends paid ($0.20 per share)	—	—	—	(5,083)	—	—	—	(5,083)
Stock based compensation	—	—	327	—	—	—	—	327
Exercise of stock options and restricted stock	—	—	(1,390)	—	—	80,692	1,390	—
Common stock repurchases	—	—	—	—	—	(37,943)	(680)	(680)
Balance May 31, 2018	30,053,043	$75,134	$120,270	$168,341	$(16,167)	(4,746,479)	$(81,802)	$265,776

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	May 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$9,632	$9,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,477	2,035
Amortization of deferred finance charges	28	28
Amortization of intangible assets	1,904	1,415
Gain from disposal of assets	—	(4)
Bad debt expense, net of recoveries	40	135
Stock based compensation	358	327
Net pension expense	295	329
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	412	453
Prepaid expenses and income taxes	755	3,391
Inventories	(93)	(3,505)
Accounts payable and accrued expenses	487	(1,964)
Other liabilities	(624)	3
Net cash provided by operating activities	15,671	11,890
Cash flows from investing activities:
Capital expenditures	(802)	(1,205)
Purchase of businesses, net of cash acquired	(8,859)	(4,736)
Proceeds from disposal of plant and property	—	4
Net cash used in investing activities	(9,661)	(5,937)
Cash flows from financing activities:
Dividends paid	(5,875)	(5,083)
Common stock repurchases	(1,212)	(680)
Net cash used in financing activities	(7,087)	(5,763)
Net change in cash	(1,077)	190
Cash at beginning of period	88,442	96,230
Cash at end of period	$87,365	$96,420

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019, from which the accompanying consolidated balance sheet at February 28, 2019 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted.  We are currently evaluating the impact of ASU 2018-14 on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.

Based on the original guidance in ASU 2016-02, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of practical expedients.  In July 2018, the FASB issued ASU No. 2018-11, Leases (“ASC 842”): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions.

The Company adopted this guidance as of March 1, 2019, using the optional transition method and elected the option to not apply ASC 842 to comparative periods, which continue to be presented under the accounting standards in effect for those periods.

The Company elected the ‘package of practical expedients’ as lessee, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  Additionally, the Company elected to treat lease and non-lease components as a single lease component.

Adoption of the new standard resulted in the recording of operating lease right-of-use (“ROU”) assets of $18 million and operating lease liabilities of $18.2 million.  The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets.  The adoption of the standard did not have an impact on the Company’s shareholders’ equity, statement of operations, or cash flows.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

2. Revenue

On March 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the modified retrospective method applied to those contracts which were not completed as of March 1, 2018. Results for reporting periods beginning after March 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, and no adjustment has been recorded to beginning retained earnings due to there being no change in revenue recognition for prior periods.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2019.

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

FOR THE PERIOD ENDED MAY 31, 2019

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended
	May 31,
	2019	2018
Balance at beginning of period	$1,020	$1,194
Bad debt expense, net of recoveries	40	135
Accounts written off	(19)	(31)
Balance at end of period	$1,041	$1,298

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2019	2019
Raw material	$22,826	$21,717
Work-in-process	4,414	4,172
Finished goods	9,586	9,522
	$36,826	$35,411

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

5. Acquisitions

The Company applies the acquisition method of accounting for business combinations.  Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values.  Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values.  Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill.  Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized.  Acquisition-related costs are expensed as incurred.

On March 16, 2019, the Company, through one of its subsidiaries, acquired the assets of Integrated Print & Graphics (“Integrated”) for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Integrated is located in South Elgin, Illinois.  During the three months ended May 31, 2019, the Company incurred approximately $29,000 of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated, which generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, will create additional capabilities within the Company’s high color commercial print product line, which is consistent with the Company’s business model.  Management considers this acquisition to be immaterial.

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of Wright pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Company shares issued to the former stockholders of Wright represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off Wright’s outstanding debt.  Since the acquisition, the Company has incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  These costs were recorded in selling, general and administrative expenses.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  Wright is a printing company which produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers.  Wright is headquartered in Portland, Oregon and has additional locations in Washington and California.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.

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
$38,871

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

The results of operations for Wright are included in the Company’s consolidated financial statements from the date of acquisition.  The following table represents certain operating information on a pro forma basis as though all Wright operations had been acquired as of March 1, 2018, after the estimated impact of adjustments such as amortization of intangible assets, interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended
	May 31,
	2019	2018
Pro forma net sales	$108,033	$107,321
Pro forma net earnings	9,632	9,810
Pro forma earnings per share - diluted	0.37	0.39

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

On April 30, 2018, the Company acquired the assets of Allen-Bailey Tag & Label, a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  Management considers this acquisition to be immaterial.

6. Leases

The Company leases certain of its facilities and equipment under operating leases, which are recorded as right-of-use assets and lease liabilities.  The Company’s leases generally have terms of 1 – 5 years, with certain leases including renewal options to extend the leases for additional periods at the Company’s discretion.  At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term.  The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the three months ended May 31, 2019.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property, plant, and equipment.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the information available at lease commencement date as rates are not implicitly stated in most leases.

Components of lease expense for the three months ended May 31, 2019 were as follows (in thousands):

Operating lease cost	$1,577

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,569

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

Weighted Average Remaining Lease Terms
Operating leases	5 Years

Weighted Average Discount Rate
Operating leases	4.50%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2020 (remaining 9 months)	$4,424
2021	4,689
2022	3,851
2023	3,196
2024	2,341
2025	1,646
Thereafter	1,196
Total lease payments	$21,343
Less imputed interest	2,976
Total lease payments	$18,367

7. Goodwill and Intangible Assets

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2019	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	13.3	$25,281	$4,346	$20,935
Customer lists	8.0	72,765	32,907	39,858
Non-compete	2.4	747	355	392
Patent	—	783	783	—
Total	9.8	$99,576	$38,391	$61,185

As of February 28, 2019
Amortized intangible assets
Trademarks and trade names	13.8	$24,385	$3,906	$20,479
Customer lists	8.2	71,869	31,498	40,371
Non-compete	2.5	722	300	422
Patent	—	783	783	—
Total	10.0	$97,759	$36,487	$61,272

Aggregate amortization expense for the three months ended May 31, 2019 and May 31, 2018 was $1.9 million and $1.4 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2020	$7,589
2021	7,472
2022	7,305
2023	6,459
2024	6,421

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2018	$70,603
Goodwill acquired	11,031
Goodwill impairment	—
Balance as of February 28, 2019	81,634
Goodwill acquired	893
Goodwill impairment	—
Balance as of May 31, 2019	$82,527

During the three months ended May 31, 2019, $0.9 million was added to goodwill related to the acquisition of Integrated.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 28,
	2019	2019
Employee compensation and benefits	$11,964	$15,950
Taxes other than income	966	583
Income taxes payable	3,432	—
Accrued legal and professional fees	124	203
Accrued interest	187	188
Accrued utilities	90	90
Accrued acquisition related obligations	360	214
Accrued credit card fees	147	146
Other accrued expenses	855	521
	$18,125	$17,895

9. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2019	2019
Revolving credit facility	$30,000	$30,000

The Company is party to a Second Amended and Restated Credit Agreement, as amended, restated, supplemented or modified from time to time, pursuant to which a credit facility has been extended to the Company until August 11, 2020 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  The Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s consolidated fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on GAAP existing at the time the Credit Facility was entered into.  As of May 31, 2019, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.5% (3 month LIBOR + 1.0%) at May 31, 2019 and 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of May 31, 2019, the Company had $30.0 million of borrowings under the revolving credit line and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $69.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

10. Shareholders’ Equity

The Company’s board of directors has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

During the three months ended May 31, 2019 the Company, under the program, repurchased 62,038 shares of common stock at an average price of $19.54 per share.  Since the program’s inception in October 2008, there have been 1,752,062 common shares repurchased at an average price of $15.78 per share. As of May 31, 2019 there was $12.4 million available to repurchase shares of the Company’s common stock under the program.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives, managerial employees and non-employee directors.  At May 31, 2019, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011 (the “Plan”). The Company has 582,853 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2019.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended May 31, 2019 and May 31, 2018, the Company included compensation expense related to share-based compensation of $0.4 million and $0.3 million, respectively, in selling, general, and administrative expenses.

Stock Options

As of May 31, 2019, the Company had no outstanding vested or unvested stock options.  The Company had the following stock option activity for the three months ended May 31, 2019:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2019	61,590	$15.88	1.8	$327
Granted	—	—
Terminated	—	—
Exercised	(61,590)	$15.88
Outstanding at May 31, 2019	—	—	—	—
Exercisable at May 31, 2019	—	—	—	—

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the three months ended May 31, 2019 and May 31, 2018.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended
	May 31,
	2019	2018
Total cash received	$—	$—
Income tax benefits	—	—
Total grant-date fair value	201	—
Intrinsic value	267	—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

The Company had no unvested stock options outstanding at any time during the three months ended May 31, 2019.

Restricted Stock

The Company had the following restricted stock activity for the three months ended May 31, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2019	155,105	$19.03
Granted	51,073	20.50
Terminated	—	—
Vested	(69,880)	18.69
Outstanding at May 31, 2019	136,298	$19.76

As of May 31, 2019, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.4 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 17% of the Company’s aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$272	$277
Interest cost	564	568
Expected return on plan assets	(1,050)	(1,027)
Amortization of:
Unrecognized net loss	509	511
Net periodic benefit cost	$295	$329

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2020.  Given current funding status, the Company expects to make a cash contribution to the Pension Plan of between $1.0 million and $1.5 million during fiscal year 2020.  The Company contributed $3.0 million to the Pension Plan during fiscal year 2019.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

As of May 31, 2019, no options were outstanding.  For the three months ended May 31, 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended
	May 31,
	2019	2018
Basic weighted average common shares outstanding	26,028,337	25,333,673
Effect of dilutive options	—	30,099
Diluted weighted average common shares outstanding	26,028,337	25,363,772
Earnings per share
Net earnings - basic	$0.37	$0.37
Net earnings - diluted	$0.37	$0.36
Cash dividends	$0.225	$0.200

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At May 31, 2019, cash balances included $85.3 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Subsequent Events

On June 21, 2019, the Company’s board of directors declared a quarterly dividend on the Company’s common stock of 22.5 cents per share, which will be paid on August 12, 2019 to shareholders of record as of July 12, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

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

On March 16, 2019, the Company, through one of its subsidiaries, acquired the assets of Integrated Print & Graphics (“Integrated”) for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  Integrated is located in South Elgin, Illinois and generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018.  The acquisition will create additional capabilities within the Company’s high color commercial print product line, which is consistent with the Company’s business model.  Management considers this acquisition to be immaterial.

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share, to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of Wright pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Company shares issued to the former stockholders of Wright represent aggregate consideration under the Merger Agreement equal to approximately $16.2 million.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  Wright is a printing company that produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers. Wright is headquartered in Portland, Oregon and has additional locations in Washington and California.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.

On April 30, 2018, we acquired the assets of Allen-Bailey Tag & Label (“ABTL”), a tag and label operation located in New York, for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  ABTL generated approximately $12.0 million in sales for the twelve months ended December 31, 2017.  Management considers this acquisition to be immaterial.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 61 manufacturing plants throughout the United States in 21 strategically located states.  Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual GraphicsSM, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, and Integrated Print & GraphicsSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

The printing industry generally sells its products either directly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley and Sons, Staples, Inc., Standard Register Co. (a subsidiary of Taylor Corporation), and Cenveo, Inc., or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent dealers.

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

Production capacity and price competition within our industry – The strong U.S. dollar during the first half of fiscal 2018 attracted cheaper material into the United States, notwithstanding the imposition of trade tariffs, which impaired the price advantage larger suppliers had over smaller competitors and helped to maintain pricing.  However, with the subsequent weakening of the U.S. dollar during the latter portion of fiscal 2018 and first half of fiscal 2019, the price advantage of foreign imports largely dissipated during most of fiscal 2019, which has led to lower volumes of imported paper and an increase in domestic exports.  Meanwhile,

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

significant capacity left the market during this period, whether planned or unplanned (as in the case of the bankruptcy of several mills).  In addition, some mills moved capacity formerly used for coated production to uncoated production due to their ability to obtain higher margins on these products.  Even with shrinking demand, this led to a supply/demand imbalance with most mills running in excess of 90% of capacity across all grades during fiscal 2019.  At this level, suppliers have historically raised prices in the marketplace, and fiscal year 2019 was no exception, with suppliers raising prices multiple times across all facets of the manufacturing process, from raw materials to supplies.  In the past, price increases have been less frequent, which allowed manufacturers to make pricing adjustments in a timely manner.  The size and number of increases during 2019 impacted the ability of manufacturers to timely pass along the required price adjustments to the end users. Additionally, some paper grades during 2019 were placed on allocations given the tight supply environment.

Given our long-term relationship with our major paper supplier, our financial strength and our size, we were able to avoid disruptions in our supply chain this past fiscal year.  Some of these challenges have evolved recently.  With the strengthening U.S. dollar and current pricing levels, imports have again begun to flow into the domestic marketplace.  This development, along with continued slowing domestic demand, has resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Historically, this would result in the normalization of pricing and costs in the marketplace.  However, with the change in ownership of several of the larger domestic paper mills, this historical swing in pricing may not occur and manufacturer’s margins may continue to be negatively impacted.  Regardless of these factors, many of which are cyclical, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors.  Some customers may demand better pricing and services, and other customers may be forced to relocate their business to their new parent company’s manufacturing facilities.  We continue to maintain a majority of the historical business of these customers, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile;  our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations.  In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 before making an investment in our common stock.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements.  For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three months ended May 31, 2019 and the comparative period for 2018 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2019		2018
Net sales	$108,033	100.0%	$93,419	100.0%
Cost of goods sold	75,337	69.7	63,228	67.7
Gross profit margin	32,696	30.3	30,191	32.3
Selling, general and administrative	19,703	18.3	17,735	19.0
Gain from disposal of assets	—	—	(4)	—
Income from operations	12,993	12.0	12,460	13.3
Other income (expense)	23	—	(131)	(0.1)
Earnings before income taxes	13,016	12.0	12,329	13.2
Provision for income taxes	3,384	3.1	3,082	3.3
Net earnings	$9,632	8.9%	$9,247	9.9%

Three months ended May 31, 2019 compared to three months ended May 31, 2018

Net Sales.  Our net sales were $108.0 million for the quarter ended May 31, 2019, compared to $93.4 million for the same quarter in the prior year, or an increase of $14.6 million, or 15.6%.  On a sequential quarter basis, our revenues increased from $100.7 million to $108.0 million, a $7.3 million increase, or 7.2%.  Recent increases in foreign imports due to the strengthening of the U.S. dollar and current domestic pricings levels continues to provide the elements for a challenging marketplace.  The acquisitions of ABTL (completed in April 2018), Wright (completed in July 2018), and Integrated (completed in March 2019) are integral parts of our strategy to offset on going technological disruption and other changes.  These three acquisitions contributed approximately $19.3 million in net sales during the three months ended May 31, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

Cost of Goods Sold.  Our cost of goods sold increased $12.1 million from $63.2 million for the three months ended May 31, 2018 to $75.3 million for the three months ended May 31, 2019, or 19.1%. Our gross profit margin (“margin”) was $32.7 million for the quarter, or 30.3% of net sales, compared to $30.2 million, or 32.3% of net sales, for the same quarter in the prior year.  For the sequential quarter our margin increased from $29.1 million, or 28.9% of net sales, to $32.7 million, or 30.3% of net sales, an increase of $3.6 million.  While our margins as indicated improved 140 basis points over the sequential quarter, they continue to be impacted by the magnitude of raw material price increases and the dilutive impact of the acquisitions completed in the last year.    During the last year, tight supply conditions allowed for multiple price increases on raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, the size and number of increases have impacted manufacturers’ abilities to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed through to the marketplace, or costs decline.  Recently, due to current pricing levels and the strengthening of the U.S. dollar, the environment has once again been attractive for imports and they have more than filled any vacuum in the supply chain.  This historically has led to some normalization/stability in the marketplace.  However, with the recent ownership change in several larger domestic mills, this historical pendulum swing in pricing may not occur.  As mentioned earlier, the acquisitions completed during the past year have had a dilutive impact on our margins. We continue to believe once we have the opportunity to fully analyze the business cost structure and implement our costs systems, its margins will improve to more normalized levels.

Selling, general, and administrative expense.  For the three months ended May 31, 2019, our selling, general, and administrative (“SG&A”) expenses were $19.7 million compared to $17.7 million for the three months ended May 31, 2018, an increase of $2.0 million, or 11.3%.  As a percentage of net sales, the SG&A expenses were 18.3% and 19.0% for the three months ended May 31, 2019 and May 31, 2018, respectively.  The increase on our SG&A expenses related to the acquisitions completed during the prior twelve months, which added approximately $3.2 million to our expenses.

Gain from disposal of assets.  The $4,000 net gain from disposal of assets during the prior year’s quarter related primarily to the sale of manufacturing equipment.

Income from operations.  As a result of the above factors, our income from operations for the three months ended May 31, 2019 was $13.0 million, or 12.0% of net sales, as compared to $12.5 million, or 13.3% of net sales, for the three months ended May 31, 2018.  The acquisitions of ABTL, Wright and Integrated contributed approximately $0.3 million, $1.1 million and $0.1 million, respectively, of operating income during the quarter.

Other income (expense).  Other income was $23,000 for the three months ended May 31, 2019 compared to $131,000 expense for the three months ended May 31, 2018.  During the current quarter, due to our cash balance, our interest income was higher than our interest expense.

Provision for income taxes. Our effective tax rate was 26.0% for the three months ended May 31, 2019 as compared to 25.0% for the three months ended May 31, 2018.  The slight increase in our overall tax rate this year as compared to last is due to an increase in our overall expected state tax rate due to changes in state apportionment.

Net earnings.  Net earnings, due to the factors above, were $9.6 million for the three months ended May 31, 2019 as compared to $9.2 million for the comparable quarter in the prior year, an increase of 4.3%.  Net earnings per diluted share for the three months ended May 31, 2019 was $0.37, compared to $0.36 for the same quarter in the prior year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

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

	May 31,	February 28,
(Dollars in thousands)	2019	2019
Working capital	$129,149	$134,542
Cash	$87,365	$88,442

Working Capital.  Our working capital decreased $5.4 million or 4.0%, from $134.5 million at February 28, 2019 to $129.1 million at May 31, 2019.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.3 to 1.0 at February 28, 2019 to 4.4 to 1.0 at May 31, 2019.  Our working capital and current ratio were negatively impacted by an increase in our income taxes payable of $3.4 million and the adoption of accounting pronouncement ASC 842 which increased our current liabilities by $5.0 million.

	Three months ended May 31,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$15,671	$11,890
Net cash used in investing activities	$(9,661)	$(5,937)
Net cash used in financing activities	$(7,087)	$(5,763)

Cash flows from operating activities.  Cash provided by operating activities increased by $3.8 million from $11.9 million for the three months ended May 31, 2018 to $15.7 million for the three months ended May 31, 2019.  Our increased operational cash flows in comparison to the comparable period in the prior year was primarily the result of two factors: i) a $3.4 million decrease in our inventories, and ii) a $2.5 million increase in our accounts payable and accrued expenses.  This increase in our cash was offset by a $2.6 million increase in our prepaid expenses and income taxes.

Cash flows from investing activities. Cash used in investing activities increased $3.7 million from $5.9 million to $9.7 million used for the three months ended May 31, 2018 and May 31, 2019, respectively.  This was primarily due to our acquisition of Integrated in the current quarter of $8.9 million as compared to $4.7 million used for the acquisition of ABTL in the same quarter last fiscal year offset by $0.4 million less in cash used for capital expenditures.

Cash flows from financing activities.  We used $1.3 million more in cash from financing activities during the three months ended May 31, 2019 compared to the same period in the prior year.  We used $1.2 million to repurchase our common stock under our stock repurchase program during the three months ended May 31, 2019, whereas we used $0.7 million to repurchase shares of our common stock during the three months ended May 31, 2018.  In addition, $0.8 million more was used to pay dividends during the three months ended May 31, 2019 as compared to the three months ended May 31, 2018.

Credit Facility.  The Company’s Credit Facility, extended to the Company until August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on GAAP existing at the time the Credit Facility was entered into.  As of May 31, 2019, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.5% (3 month LIBOR + 1.0%) at May 31, 2019 and 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  The rate is determined by our fixed

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

charge coverage ratio of total funded debt to EBITDA.  As of May 31, 2019, we had $30.0 million of borrowings under the revolving credit line and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $69.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that the available line of credit is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2020. Given our current funding status as of February 28, 2019 and absent any significant negative event, we anticipate that our future contributions will be in line with our service costs, which are expected to be between $1.0 million and $1.5 million per year.  We made contributions totaling $3.0 million to our Pension Plan during fiscal 2019. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At May 31, 2019, we had a net pension asset recorded on our balance sheet of $0.6 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  To date we have spent approximately $0.8 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2019 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of May 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  Our variable rate financial instruments, consisting of the outstanding loans under the Credit Facility, totaled $30.0 million at May 31, 2019.  The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of May 31, 2019 would be approximately $0.3 million.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2019 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

In connection with the Company’s adoption of ASC 842 effective March 1, 2019, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The Company’s adoption and implementation of ASC 842 is discussed in Note 1 and Note 6 to the consolidated financial statements included in “Item 1. Financial Statements.”

There have been no changes, other than those discussed above, in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the 2016 calendar year, the Company’s board of directors authorized the repurchase of up to an aggregate of $40.0 million of the Company’s stock through the Company’s stock repurchase program.  Under the repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended May 31, 2019, the Company, under the program, repurchased 62,038 shares of common stock at an average price of $19.54 per share.  As of May 31, 2019 there was $12.4 million available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
March 1, 2019 - March 31, 2019	—	$—	—	$13,566,172
April 1, 2019 - April 30, 2019	—	$—	—	$13,566,172
May 1, 2019 - May 31, 2019	62,038	$19.54	62,038	$12,353,929
Total	62,038	$19.54	62,038	$12,353,929

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, filed on July 3, 2019, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 3, 2019	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 3, 2019	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer