Form 10-Q
period 2019-08-31
ENNIS, INC.
filed 2019-10-02
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2019

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

As of September 27, 2019, there were 26,103,362 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31,	February 28,
	2019	2019
Assets
Current assets
Cash	$52,500	$88,442
Accounts receivable, net of allowance for doubtful receivables of $937 at August 31, 2019 and $1,020 at February 28, 2019	43,689	40,357
Prepaid expenses	974	1,760
Prepaid income taxes	769	195
Inventories	39,108	35,411
Total current assets	137,040	166,165
Property, plant and equipment
Plant, machinery and equipment	155,977	146,001
Land and buildings	58,124	56,394
Other	24,050	23,838
Total property, plant and equipment	238,151	226,233
Less accumulated depreciation	177,632	173,099
Net property, plant and equipment	60,519	53,134
Operating lease right-of-use assets	20,818	—
Goodwill	82,950	81,634
Intangible assets, net	60,713	61,272
Net pension asset	580	580
Other assets	268	300
Total assets	$362,888	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	August 31,	February 28,
	2019	2019
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,908	$13,728
Accrued expenses	15,144	17,895
Current portion of operating lease liabilities	5,302	—
Total current liabilities	38,354	31,623
Long-term debt	—	30,000
Deferred income taxes	11,746	10,898
Operating lease liabilities, net of current portion	15,246	—
Other liabilities	1,525	1,437
Total liabilities	66,871	73,958
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2019 and February 28, 2019	75,134	75,134
Additional paid-in capital	122,359	123,065
Retained earnings	186,417	179,003
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(16,248)	(16,704)
Treasury stock	(71,645)	(71,371)
Total shareholders’ equity	296,017	289,127
Total liabilities and shareholders' equity	$362,888	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Net sales	$108,816	$98,591	$216,849	$192,010
Cost of goods sold	76,358	68,268	151,695	131,496
Gross profit margin	32,458	30,323	65,154	60,514
Selling, general and administrative	19,644	17,567	39,347	35,302
Gain from disposal of assets	—	(2)	—	(6)
Income from operations	12,814	12,758	25,807	25,218
Other income (expense)
Interest expense	(280)	(287)	(597)	(548)
Other, net	348	285	688	415
Total other income (expense)	68	(2)	91	(133)
Earnings before income taxes	12,882	12,756	25,898	25,085
Income tax expense	3,349	3,189	6,733	6,271
Net earnings	$9,533	$9,567	$19,165	$18,814
Weighted average common shares outstanding
Basic	26,029,359	25,671,643	26,034,122	25,510,356
Diluted	26,029,359	25,685,514	26,034,122	25,522,831
Earnings per share
Basic	$0.37	$0.37	$0.74	$0.74
Diluted	$0.37	$0.37	$0.74	$0.74
Cash dividends per share	$0.225	$0.225	$0.450	$0.425

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Net earnings	$9,533	$9,567	$19,165	$18,814
Adjustment to pension, net of taxes	222	247	456	508
Comprehensive income	$9,755	$9,814	$19,621	$19,322

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	9,632	—	—	—	9,632
Adjustment to pension, net of deferred tax of $78	—	—	—	—	234	—	—	234
Dividends paid ($0.225 per share)	—	—	—	(5,875)	—	—	—	(5,875)
Stock based compensation	—	—	358	—	—	—	—	358
Exercise of stock options and restricted stock	—	—	(1,312)	—	—	83,095	1,312	—
Common stock repurchases	—	—	—	—	—	(62,038)	(1,212)	(1,212)
Balance May 31, 2019	30,053,443	$75,134	$122,111	$182,760	$(16,470)	(4,076,042)	$(71,271)	$292,264
Net earnings	—	—	—	9,533	—	—	—	9,533
Adjustment to pension, net of deferred tax of $74	—	—	—	—	222	—	—	222
Dividends paid ($0.225 per share)	—	—	—	(5,876)	—	—	—	(5,876)
Stock based compensation	—	—	307	—	—	—	—	307
Exercise of stock options and restricted stock	—	—	(59)	—	—	3,381	59	—
Common stock repurchases	—	—	—	—	—	(22,013)	(433)	(433)
Balance August 31, 2019	30,053,443	$75,134	$122,359	$186,417	$(16,248)	(4,094,674)	$(71,645)	$296,017

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	9,247	—	—	—	9,247
Adjustment to pension, net of deferred tax of $87	—	—	—	—	261	—	—	261
Dividends paid ($0.20 per share)	—	—	—	(5,083)	—	—	—	(5,083)
Stock based compensation	—	—	327	—	—	—	—	327
Exercise of stock options and restricted stock	—	—	(1,390)	—	—	80,692	1,390	—
Common stock repurchases	—	—	—	—	—	(37,943)	(680)	(680)
Balance May 31, 2018	30,053,443	$75,134	$120,270	$168,341	$(16,167)	(4,746,479)	$(81,802)	$265,776
Net earnings	—	—	—	9,567	—	—	—	9,567
Adjustment to pension, net of deferred tax of $82	—	—	—	—	247	—	—	247
Dividends paid ($0.225 per share)	—	—	—	(5,728)	—	—	—	(5,728)
Stock based compensation	—	—	347	—	—	—	—	347
Exercise of stock options and restricted stock	—	—	(138)	—	—	29,447	207	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	—	—	—
Balance August 31, 2018	30,053,443	$75,134	$122,353	$172,180	$(15,920)	(3,887,906)	$(67,251)	$286,496

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	August 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$19,165	$18,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,046	4,308
Amortization of deferred finance charges	47	57
Amortization of intangible assets	3,830	2,920
Gain from disposal of assets	—	(6)
Bad debt expense, net of recoveries	22	196
Stock based compensation	665	674
Net pension expense	590	659
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,097	(1,708)
Prepaid expenses and income taxes	385	3,562
Inventories	(1,032)	(3,081)
Other assets	36	(4)
Accounts payable and accrued expenses	(1,966)	(1,941)
Other liabilities	(167)	(200)
Net cash provided by operating activities	27,718	24,250
Cash flows from investing activities:
Capital expenditures	(1,531)	(2,546)
Purchase of businesses, net of cash acquired	(18,733)	(27,035)
Proceeds from disposal of plant and property	—	6
Net cash used in investing activities	(20,264)	(29,575)
Cash flows from financing activities:
Repayment of debt	(30,000)	—
Dividends paid	(11,751)	(10,811)
Common stock repurchases	(1,645)	(680)
Proceeds from exercise of stock options	—	69
Net cash used in financing activities	(43,396)	(11,422)
Net change in cash	(35,942)	(16,747)
Cash at beginning of period	88,442	96,230
Cash at end of period	$52,500	$79,483

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019, from which the accompanying consolidated balance sheet at February 28, 2019 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted.  The Company is currently evaluating the impact of ASU 2018-14 on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820).  The standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including during an interim period.  This new standard requires changes to disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively.  The Company is evaluating the standard, but does not expect it to have a significant impact on its financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-03, Accounting for Credit Losses (Topic 326).  The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life and is effective for fiscal years, and interim periods within those years, beginning with December 15, 2019, with early adoption permitted.  The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future.  The Company is currently evaluating the standard and its effect on the Company’s financial statements.

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

FOR THE PERIOD ENDED AUGUST 31, 2019

The Company elected the ‘package of practical expedients’ as lessee, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  Additionally, the Company elected to treat lease and non-lease components as a single lease component.

Adoption of the new standard resulted in the recording of operating lease right-of-use (“ROU”) assets of $18.0 million and operating lease liabilities of $18.2 million.  The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets.  The adoption of the standard did not have an impact on the Company’s shareholders’ equity, statement of operations, or cash flows.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2019.

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work, and governed by the Company’s trade terms and conditions.  In certain instances, it may be further supplemented by separate pricing agreements and customer incentive arrangements, which typically only affect the contract’s transaction price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 60 days, based on the Company’s credit assessment of individual customers, as well as industry expectations.  Product returns are not significant.

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

FOR THE PERIOD ENDED AUGUST 31, 2019

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Balance at beginning of period	$1,041	$1,298	$1,020	$1,194
Bad debt expense, net of recoveries	(18)	61	22	196
Accounts written off	(86)	(33)	(105)	(64)
Balance at end of period	$937	$1,326	$937	$1,326

4. Inventories

The Company uses the lower of last-in, first-out (“LIFO”) cost or market to value certain of its business forms inventories and the lower of first-in, first-out (“FIFO”) cost or net realizable value to value its remaining forms inventories.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2019	2019
Raw material	$23,286	$21,717
Work-in-process	4,879	4,172
Finished goods	10,943	9,522
	$39,108	$35,411

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) and its wholly owned subsidiary, Impressions Direct, Inc. for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is paid over the next four years if certain minimum operating income levels are achieved.  The goodwill recognized as a part of the acquisition is not deductible for tax purposes.  The Company recorded intangible assets with definite lives of approximately $1.5 million in connection with the transaction.  During the six months ended August 31, 2019, the Company incurred approximately $175,000 of costs (including legal and accounting fees) related to the acquisition.  Flesh and its subsidiary Impressions Direct, is a printing company with two locations.  The St. Louis, Missouri location contains their corporate office and the direct mail operations of Impressions Direct, and their Parsons, Kansas location has their main manufacturing facility and warehouse.  The acquisition of Flesh, which generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expands the Company’s operations for business forms, checks, direct mail services, integrated products and labels.

The following is a summary of the preliminary purchase price allocation for Flesh (in thousands):

Accounts receivable	$2,480
Inventories	1,343
Other assets	152
Right-of-use asset	715
Property, plant & equipment	7,072
Customer lists	434
Trademarks	1,000
Non-compete	20
Goodwill	423
Accounts payable and accrued liabilities	(2,351)
Operating lease liability	(700)
Deferred income taxes	(714)
$9,874

On March 16, 2019, the Company, through one of its subsidiaries, acquired the assets of Integrated Print & Graphics (“Integrated”) for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Integrated is located in South Elgin, Illinois.  During the six months ended August 31, 2019, the Company incurred approximately $29,000 of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated, which generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, created additional capabilities within the Company’s high color commercial print product line.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

The following is a summary of the preliminary purchase price allocation for Integrated (in thousands):

Accounts receivable	$1,971
Inventories	1,322
Other assets	72
Property, plant & equipment	3,828
Right-of-use asset	2,041
Customer lists	896
Trademarks	896
Non-compete	25
Goodwill	893
Accounts payable and accrued liabilities	(1,044)
Operating lease liability	(2,041)
$8,859

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of Wright pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Company shares issued to the former stockholders of Wright represented aggregate consideration under the Merger Agreement of approximately $16.2 million at the time of issuance.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off Wright’s outstanding debt.  Since the acquisition, the Company has incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  These costs were recorded in selling, general and administrative expenses.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  Wright is a printing company which produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers.  Wright is headquartered in Portland, Oregon and has additional locations in Washington and California.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.

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
$38,871

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

The results of operations for Wright, Integrated and Flesh are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The following table sets forth certain operating information on a pro forma basis as though all Wright, Integrated and Flesh operations had been acquired as of March 1, 2018, after the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Pro forma net sales	$112,142	$120,542	$228,278	$240,597
Pro forma net earnings	8,684	10,096	18,252	20,001
Pro forma earnings per share - diluted	0.33	0.39	0.70	0.78

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

On April 30, 2018, the Company acquired the assets of Allen-Bailey Tag & Label, a tag and label operation located in New York, for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  Management considers this acquisition to be immaterial.

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the six months ended August 31, 2019.

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

Components of lease expense for the three and six months ended August 31, 2019 were as follows (in thousands):

	Three months ended	Six months ended
	August 31, 2019
Operating lease cost	$1,622	$3,199

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,617	$3,186

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,246	$3,579

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	4.47%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2020 (remaining 6 months)	$3,170
2021	5,490
2022	4,641
2023	3,845
2024	2,935
2025	2,154
Thereafter	1,498
Total lease payments	$23,733
Less imputed interest	2,840
Total lease payments	$20,893

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2019	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	12.6	$26,281	$4,795	$21,486
Customer lists	7.8	73,199	34,336	38,863
Non-compete	2.2	767	403	364
Patent	—	783	783	—
Total	9.5	$101,030	$40,317	$60,713

As of February 28, 2019
Amortized intangible assets
Trademarks and trade names	13.8	$24,385	$3,906	$20,479
Customer lists	8.2	71,869	31,498	40,371
Non-compete	2.5	722	300	422
Patent	—	783	783	—
Total	10.0	$97,759	$36,487	$61,272

Aggregate amortization expense for the six months ended August 31, 2019 and August 31, 2018 was $3.8 million and $2.9 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2020	$7,692
2021	7,637
2022	7,463
2023	6,614
2024	6,576

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2018	$70,603
Goodwill acquired	11,031
Balance as of February 28, 2019	81,634
Goodwill acquired	1,316
Balance as of August 31, 2019	$82,950

During the six months ended August 31, 2019, $1.3 million was added to goodwill related to the acquisitions of Integrated and Flesh.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2019	2019
Employee compensation and benefits	$12,271	$15,950
Taxes other than income	1,568	583
Accrued legal and professional fees	223	203
Accrued interest	60	188
Accrued utilities	90	90
Accrued acquisition related obligations	318	214
Accrued credit card fees	146	146
Other accrued expenses	468	521
	$15,144	$17,895

9. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2019	2019
Revolving credit facility	$—	$30,000

The Company is party to a Second Amended and Restated Credit Agreement, as amended, restated, supplemented or modified from time to time, pursuant to which a credit facility has been extended to the Company until August 11, 2020 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  The Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s consolidated fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on GAAP existing at the time the Credit Facility was entered into.  As of August 31, 2019, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  The Company had no outstanding long-term debt under the revolving credit line as of August 31, 2019.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of August 31, 2019, the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

During the six months ended August 31, 2019 the Company, under the program, repurchased 84,051 shares of common stock at an average price of $19.58 per share.  Since the program’s inception in October 2008, there have been 1,774,075 common shares repurchased at an average price of $15.83 per share. As of August 31, 2019, $11.9 million was available to repurchase shares of the Company’s common stock under the program.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives, managerial employees and non-employee directors.  At August 31, 2019, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011 (the “Plan”). The Company has 520,104 shares of unissued common stock reserved under the Plan for issuance as of August 31, 2019.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended August 31, 2019 and August 31, 2018, the Company included compensation expense related to share-based compensation of $0.3 million and $0.4 million, respectively, in selling general, and administrative expenses.  For the six months ended August 31, 2019 and August 31, 2018, the Company included compensation expense related to share-based compensation of $0.7 million and $0.7 million, respectively, in selling, general, and administrative expenses.

Stock Options

As of August 31, 2019, the Company had no outstanding vested or unvested stock options.  The Company had the following stock option activity for the six months ended August 31, 2019:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2019	61,590	$15.88	1.8	$327
Granted	—	—
Terminated	—	—
Exercised	(61,590)	$15.88
Outstanding at August 31, 2019	—	—	—	—
Exercisable at August 31, 2019	—	—	—	—

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the six months ended August 31, 2019 and August 31, 2018.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Total cash received	$—	$69	$—	69
Income tax benefits	—	—	—	—
Total grant-date fair value	—	345	201	345
Intrinsic value	—	534	267	534

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

The Company had no unvested stock options outstanding at any time during the six months ended August 31, 2019.

Restricted Stock

The Company had the following restricted stock activity for the six months ended August 31, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2019	155,105	$19.03
Granted	66,669	20.41
Terminated	(3,920)	17.02
Vested	(73,261)	18.94
Outstanding at August 31, 2019	144,593	$19.77

As of August 31, 2019, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.4 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 16% of the Company’s aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$272	$276	$544	$553
Interest cost	563	569	1,127	1,137
Expected return on plan assets	(1,049)	(1,027)	(2,099)	(2,054)
Amortization of:
Unrecognized net loss	509	512	1,018	1,023
Net periodic benefit cost	$295	$330	$590	$659

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2020.  Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.3 million and $1.5 million during fiscal year 2020.  The Company contributed $3.0 million to the Pension Plan during fiscal year 2019.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

As of August 31, 2019, no options were outstanding.  For the three and six months ended August 31, 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	26,029,359	25,671,643	26,034,122	25,510,356
Effect of dilutive options	—	13,871	—	12,475
Diluted weighted average common shares outstanding	26,029,359	25,685,514	26,034,122	25,522,831
Earnings per share
Net earnings - basic	$0.37	$0.37	$0.74	$0.74
Net earnings - diluted	$0.37	$0.37	$0.74	$0.74
Cash dividends	$0.225	$0.225	$0.450	$0.425

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At August 31, 2019, cash balances included $50.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Subsequent Events

On September 20, 2019, the Company’s board of directors declared a quarterly dividend on the Company’s common stock of 22.5 cents per share, which will be paid on November 8, 2019 to shareholders of record as of October 11, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) and its wholly owned subsidiary, Impressions Direct, Inc. for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the next four years if certain minimum operating income levels are achieved.  The goodwill recognized as a part of the acquisition is not deductible for tax purposes.  The Company recorded intangible assets with definite lives of approximately $1.5 million in connection with the transaction.  During the six months ended August 31, 2019, the Company incurred approximately $175,000 of costs (including legal and accounting fees) related to the acquisition.  Flesh and its subsidiary Impressions Direct, is a printing company with two locations.  The St. Louis, Missouri location contains their corporate office and the direct mail operations of Impressions Direct, and their Parsons, Kansas location has their main manufacturing facility and warehouse.  The acquisition of Flesh, which generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expands the Company’s operations for business forms, checks, direct mail services, integrated products and labels.

On March 16, 2019, the Company, through one of its subsidiaries, acquired the assets of Integrated Print & Graphics (“Integrated”) for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  Integrated is located in South Elgin, Illinois and generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018.  The acquisition created additional capabilities within the Company’s high color commercial print product line.

On July 31, 2018, the Company issued an aggregate of 829,126 shares of common stock of the Company, par value $2.50 per share, to the former stockholders of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright”), as partial consideration for the acquisition by the Company of all of the outstanding equity interests of Wright pursuant to the Agreement and Plan of Merger, dated July 16, 2018 (the “Merger Agreement”).  The Company shares issued to the former stockholders of Wright represented aggregate consideration under the Merger Agreement of approximately $16.2 million at the time of issuance.  An additional $19.7 million was paid in cash to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to pay-off outstanding debt.  The goodwill recognized as a part of this merger is not deductible for tax purposes.  Wright is a printing company that produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers. Wright is headquartered in Portland, Oregon and has additional locations in Washington and California.  Wright, which generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018, continues to operate under its brand names.

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

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 63 manufacturing plants throughout the United States in 21 strategically located states.  Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

The products sold include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, and the Flesh CompanySM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

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

FOR THE PERIOD ENDED AUGUST 31, 2019

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

Production capacity and price competition within our industry – For fiscal year 2019, the weakening of the U.S. dollar during the latter portion of fiscal year 2018 and first half of fiscal year 2019 resulted in the dissipation of the pricing advantage that foreign imports had over domestic suppliers, which in turn led to lower volumes of imported paper and an increase in domestic exports.  During this same period, significant capacity left the market, whether planned (i.e., switching of products to alternative paper products) or unplanned (i.e., bankruptcy).  Consequently, even with shrinking demand, a supply/demand imbalance resulted during fiscal year 2019, with most mills running in excess of 90% of capacity across all grades.  Given these levels, consistent with historical practice, suppliers raised prices multiple times during fiscal year 2019 across all facets of the manufacturing process, from raw materials to supplies.  Additionally, some paper grades during fiscal year 2019 were placed on allocations given the tight supply environment. Given our long-term relationship with our major paper supplier, our financial strength and our size, we were able to avoid material disruptions in our supply chain during fiscal year 2019.

For fiscal year 2020, with the strengthening of the U.S. dollar, imports are flowing back into the domestic marketplace.  This development, along with continued slowing of domestic demand, has resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Historically, this would result in the normalization of pricing and costs, which is beginning to appear to some degree in the marketplace.  However, regardless of these factors, many of which are cyclical, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to:  general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile;  our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; our ability to protect our information systems from cybercrime or other disruptions; and changes in government regulations.  In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 before making an investment in our common stock.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three and six months ended August 31, 2019 and the comparative period for 2018 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2019		2018		2019		2018
Net sales	$108,816	100.0%	$98,591	100.0%	$216,849	100.0%	$192,010	100.0%
Cost of goods sold	76,358	70.2	68,268	69.2	151,695	70.0	131,496	68.5
Gross profit margin	32,458	29.8	30,323	30.8	65,154	30.0	60,514	31.5
Selling, general and administrative	19,644	18.1	17,567	17.9	39,347	18.1	35,302	18.4
Gain from disposal of assets	—	—	(2)	—	—	—	(6)	—
Income from operations	12,814	11.7	12,758	12.9	25,807	11.9	25,218	13.1
Other income (expense)	68	0.1	(2)	—	91	—	(133)	—
Earnings before income taxes	12,882	11.8	12,756	12.9	25,898	11.9	25,085	13.1
Provision for income taxes	3,349	3.0	3,189	3.2	6,733	3.1	6,271	3.3
Net earnings	$9,533	8.8%	$9,567	9.7%	$19,165	8.8%	$18,814	9.8%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

Three months ended August 31, 2019 compared to three months ended August 31, 2018

Net Sales.  Our net sales were $108.8 million for the quarter ended August 31, 2019, compared to $98.6 million for the same quarter in the prior year, or an increase of $10.2 million, or 10.3%.  Recent increases in foreign imports, due to the strengthening of the U.S. dollar, unseasonal weather conditions in parts of the country and current domestic pricings levels, continues to provide the elements for a challenging marketplace.  The acquisitions of Wright (completed in July 2018), Integrated (completed in March 2019) and Flesh (completed in July 2019) are integral parts of our strategy to offset on going technological disruption and other changes.  Our acquisitions impacted our net sales by approximately $16.6 million during the three months ended August 31, 2019.

Cost of Goods Sold.  Our cost of goods sold increased $8.1 million from $68.3 million for the three months ended August 31, 2018 to $76.4 million for the three months ended August 31, 2019, or 11.9%. Our gross profit margin (“margin”) was $32.5 million for the quarter, or 29.8% of net sales, compared to $30.3 million, or 30.8% of net sales, for the same quarter in the prior year.  Our margins continue to be primarily impacted by the dilutive impact of the acquisitions completed in the last year.    Without the impact of these acquisitions, the margin of our organic plants continues to be above 31.5%, which is comparable to historical levels.  Once we have the opportunity to fully integrate these acquisitions into our business cost structure and implement our costs systems, we believe margins will improve to normal levels.  In addition, on a comparative quarter basis, our medical expenses impacted our margin by approximately $1.3 million.

Selling, general, and administrative expense.  For the three months ended August 31, 2019, our selling, general, and administrative (“SG&A”) expenses were $19.6 million compared to $17.6 million for the three months ended August 31, 2018, an increase of $2.0 million, or 11.4%.  As a percentage of net sales, SG&A expenses were 18.1% and 17.9% for the three months ended August 31, 2019 and August 31, 2018, respectively.  The increase to SG&A expenses relates to the acquisitions completed during the prior twelve months, which impacted such expenses by approximately $2.3 million, and the Company’s payment of interest on a settlement awarded in connection with the sale of the Company’s former apparel operations, which impacted such expenses by approximately $325,000.

Gain from disposal of assets.  The $2,000 net gain from disposal of assets during the prior year’s quarter is primarily attributed to the sale of manufacturing equipment.

Income from operations.  Our income from operations for the three months ended August 31, 2019 was $12.8 million, or 11.7% of net sales, as compared to $12.8 million, or 12.9% of net sales, for the three months ended August 31, 2018.  Our acquisitions impacted our operational income by $1.1 million during the quarter.

Other income (expense).  Other income was $68,000 for the three months ended August 31, 2019 compared to $2,000 expense for the three months ended August 31, 2018.  During the current quarter, due to our cash balance, our interest income was higher than our interest expense.

Provision for income taxes. Our effective tax rate was 26.0% for the three months ended August 31, 2019 as compared to 25.0% for the three months ended August 31, 2018.  The slight increase in our overall tax rate this year as compared to last is due to an increase in our overall expected state tax rate due to changes in state apportionment.

Net earnings.  Net earnings, due to the factors above, were $9.5 million for the three months ended August 31, 2019 as compared to $9.6 million for the comparable quarter in the prior year, a slight decrease of 1.0%.  Net earnings per diluted share for the three months ended August 31, 2019 was $0.37, compared to $0.37 for the same quarter in the prior year.  The additional medical and interest expenses negatively impacted net earnings in the current quarter by $1.35 million, or $0.05 per diluted share.

Six months ended August 31, 2019 compared to six months ended August 31, 2018

Net Sales.  Our net sales were $216.8 million for the six month period ended August 31, 2019, compared to $192.0 million for same period last year, or an increase of 12.9%.  Recent increases in foreign imports, due to the strengthening of the U.S. dollar, unseasonal weather conditions in parts of the country and current domestic pricings levels, continues to provide the elements for a challenging marketplace.  Our acquisitions impacted our net sales by approximately $35.4 million during the six months ended August 31, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

Cost of Goods Sold.  Our cost of goods sold was $151.7 million for the six months ended August 31, 2019, compared to $131.5 million for the same period last year, an increase of $20.2 million, or 15.4%. Our margin was $65.2 million for the six month period ended August 31, 2019, or 30.0%.  This compares to 31.5% for the same six month period last year.  Our margin during the period continues to be impacted for the most part by the dilutive impact of the acquisitions completed in the last year and to a lesser extent to the numerous raw material price increases taken last year.  During the last year, tight supply conditions allowed for multiple price increases on raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, the size and number of increases have impacted manufacturers’ abilities to timely pass these price adjustments to the end-users.  These price increases will continue to have a negative impact on margins until they are able to be passed through to the marketplace, or costs decline.  Recently, due to current pricing levels and the strengthening of the U.S. dollar, the environment has once again been attractive for imports and they have more than filled any vacuum in the supply chain.  This historically has led to some normalization/stability in the marketplace.  However, with the recent ownership change in several larger domestic mills, this historical pendulum swing in pricing may not occur.  As mentioned earlier, the acquisitions completed during the past year have had a dilutive impact on our margins. Without the impact of these acquisitions, the margins from our organic plants continued to be above 31.5% during the period, comparable to historical levels.  Once we have the opportunity to fully analyze the business cost structure and implement our costs systems, we believe margins at the recently acquired plants will improve to normal levels.  Our margins were also impacted for the six months by our comparatively high medical expenses during the second quarter.

Selling, general, and administrative expense.  Our SG&A expenses were $39.3 million for the six months ended August 31, 2019, compared to $35.3 million for the same period last year, or an increase of 11.3%.  As a percentage of sales, the SG&A expenses were 18.1% and 18.4% for the six months ended August 31, 2019 and August 31, 2018, respectively.  The acquisitions of Wright, Integrated and Flesh impacted our SG&A expenses by $4.7 million during the six month period ended August 31, 2019.

Gain from disposal of assets.  The $6,000 net gain from disposal of assets during the six months ended August 31, 2018 is primarily attributed to the sale of manufacturing equipment.

Income from operations.  Our income from continuing operations for the six months ended August 31, 2019 was $25.8 million, or 11.9% of sales, as compared to $25.2 million, or 13.1% of sales, for the six months ended August 31, 2018.  The acquisitions, during the period impacted our operating income by approximately $2.7 million.

Other income (expense).  Other income for the six months ended August 31, 2019 was $0.1 million as compared to $0.1 million expense for the six months ended August 31, 2018.  During the current quarter, due to our cash balance, our interest income was higher than our interest expense.

Provision for income taxes. Our effective tax rate was 26.0% for the six months ended August 31, 2019 as compared to 25.0% for the six months ended August 31, 2019.  The slight increase in our overall tax rate this year as compared to last is due to an increase in our overall expected state tax rate due to changes in state apportionment.

Net earnings.  Net earnings were $19.2 million for the six months ended August 31, 2019 as compared to $18.8 million for the comparable period last year, an increase of $0.4 million.  Net earnings per diluted share for the six months ended August 31, 2019 was $0.74, compared to $0.74 for the same six month period last year.  The additional medical and interest expenses negatively impacted net earnings in the current period by $1.35 million, or $0.05 per diluted share.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business.  The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 16% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders.  We expect to generate sufficient cash flows from operations supplemented by our Credit Facility as required to cover our operating and capital requirements for the foreseeable future.

	August 31,	February 28,
(Dollars in thousands)	2019	2019
Working capital	$98,686	$134,542
Cash	$52,500	$88,442

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

Working Capital.  Our working capital decreased $35.9 million or 26.7%, from $134.5 million at February 28, 2019 to $98.7 million at August 31, 2019.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.3 to 1.0 at February 28, 2019 to 3.6 to 1.0 at August 31, 2019.  Our working capital and current ratio were negatively impacted by the repayment of long-term debt of $30.0 million, an increase in our accounts payable of $4.2 million and the adoption of accounting pronouncement ASC 842 which increased our current liabilities by $5.3 million.

	Six months ended August 31,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$27,718	$24,250
Net cash used in investing activities	$(20,264)	$(29,575)
Net cash used in financing activities	$(43,396)	$(11,422)

Cash flows from operating activities.  Cash provided by operating activities increased by $3.5 million from $24.3 million for the six months ended August 31, 2018 to $27.7 million for the six months ended August 31, 2019.  Our increased operational cash flows in comparison to the comparable period in the prior year was primarily the result of two factors: i) a $2.8 million decrease in our accounts receivable, and ii) a $2.1 million decrease in our inventories.  These increases in our cash were offset by a $3.2 million increase in our prepaid expenses and income taxes.

Cash flows from investing activities. Cash used in investing activities decreased $9.3 million from 29.6 million to $20.3 million used for the six months ended August 31, 2018 and August 31, 2019, respectively.  This was primarily due to $1.0 million less used for capital expenditures as well as $8.3 million less used in our acquisitions of Integrated and Flesh in the current period in comparison to the acquisitions of ABTL and Wright in the same period last fiscal year.

Cash flows from financing activities.  We used $32.0 million more in cash from financing activities during the six months ended August 31, 2019 compared to the same period in the prior year.  We used $30.0 million to pay long-term debt in the current period, but paid no long-term debt in the comparable period last year.  We used $1.6 million to repurchase our common stock under our stock repurchase program during the six months ended August 31, 2019, whereas we used $0.7 million to repurchase shares of our common stock during the six months ended August 31, 2018.  In addition, $0.9 million more was used to pay dividends during the six months ended August 31, 2019 as compared to the six months ended August 31, 2018.

Credit Facility.  The Company’s Credit Facility, with a scheduled maturity date of August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on GAAP existing at the time the Credit Facility was entered into.  As of August 31, 2019, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of August 31, 2019, the Company had no outstanding debt, and the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that availability under the Credit Facility is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2020. Assuming a stable funding status, we would expect that our future contributions will be in line with our service costs, which are expected to be between $1.3 million and $1.5 million per year.  We made contributions totaling $3.0 million to our Pension Plan during fiscal year 2019. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At August 31, 2019, we had a net pension asset recorded on our balance sheet of $0.6 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  To date we have spent approximately $1.5 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2019 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of August 31, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  While we had no variable rate financial instruments outstanding at August 31, 2019 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2019 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes  in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the six months ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

During the three months ended August 31, 2019, the Company, under the program, repurchased 22,013 shares of common stock at an average price of $19.68 per share.  As of August 31, 2019, $11.9 million was available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
June 1, 2019 - June 30, 2019	—	$—	—	$12,353,929
July 1, 2019 - July 31, 2019	—	$—	—	$12,353,929
August 1, 2019 - August 31, 2019	22,013	$19.68	22,013	$11,920,638
Total	22,013	$19.68	22,013	$11,920,638

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, filed on October 2, 2019, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 2, 2019	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 2, 2019	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer