Form 10-Q
period 2019-11-30
ENNIS, INC.
filed 2020-01-03
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2019

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

As of December 27, 2019, there were 26,061,083 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	February 28,
	2019	2019
Assets
Current assets
Cash	$61,313	$88,442
Accounts receivable, net of allowance for doubtful receivables of $762 at November 30, 2019 and $1,020 at February 28, 2019	45,027	40,357
Prepaid expenses	1,281	1,760
Prepaid income taxes	591	195
Inventories	36,541	35,411
Total current assets	144,753	166,165
Property, plant and equipment
Plant, machinery and equipment	156,310	146,001
Land and buildings	58,751	56,394
Computer equipment and software	19,400	19,084
Other	4,864	4,754
Total property, plant and equipment	239,325	226,233
Less accumulated depreciation	180,400	173,099
Net property, plant and equipment	58,925	53,134
Operating lease right-of-use assets	20,847	—
Goodwill	82,983	81,634
Intangible assets, net	58,745	61,272
Net pension asset	580	580
Other assets	262	300
Total assets	$367,095	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	November 30,	February 28,
	2019	2019
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,499	$13,728
Accrued expenses	16,158	17,895
Current portion of operating lease liabilities	5,596	—
Total current liabilities	38,253	31,623
Long-term debt	—	30,000
Deferred income taxes	11,820	10,898
Operating lease liabilities, net of current portion	15,039	—
Other liabilities	1,536	1,437
Total liabilities	66,648	73,958
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2019 and February 28, 2019	75,134	75,134
Additional paid-in capital	122,701	123,065
Retained earnings	191,099	179,003
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(16,027)	(16,704)
Treasury stock	(72,460)	(71,371)
Total shareholders’ equity	300,447	289,127
Total liabilities and shareholders' equity	$367,095	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Net sales	$114,860	$108,070	$331,709	$300,080
Cost of goods sold	81,024	74,315	232,719	205,811
Gross profit margin	33,836	33,755	98,990	94,269
Selling, general and administrative	19,751	19,942	59,098	55,244
(Gain) loss from disposal of assets	4	(193)	4	(199)
Income from operations	14,081	14,006	39,888	39,224
Other income (expense)
Interest expense	(5)	(365)	(602)	(913)
Other, net	185	251	873	666
Total other income (expense)	180	(114)	271	(247)
Earnings before income taxes	14,261	13,892	40,159	38,977
Income tax expense	3,708	3,473	10,441	9,744
Net earnings	$10,553	$10,419	$29,718	$29,233
Weighted average common shares outstanding
Basic	26,010,571	26,189,917	26,034,617	25,744,344
Diluted	26,010,571	26,202,430	26,034,617	25,756,831
Earnings per share
Basic	$0.41	$0.40	$1.14	$1.14
Diluted	$0.41	$0.40	$1.14	$1.14
Cash dividends per share	$0.225	$0.225	$0.675	$0.650

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Net earnings	$10,553	$10,419	$29,718	$29,233
Adjustment to pension, net of taxes	221	247	677	755
Comprehensive income	$10,774	$10,666	$30,395	$29,988

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance August 31, 2019	30,053,443	$75,134	$122,359	$186,417	$(16,248)	(4,094,674)	$(71,645)	$296,017
Net earnings	—	—	—	10,553	—	—	—	10,553
Adjustment to pension, net of deferred tax of $74	—	—	—	—	221	—	—	221
Dividends paid ($0.225 per share)	—	—	—	(5,871)	—	—	—	(5,871)
Stock based compensation	—	—	353	—	—	—	—	353
Exercise of stock options and restricted stock	—	—	(11)	—	—	667	11	—
Common stock repurchases	—	—	—	—	—	(42,279)	(826)	(826)
Balance November 30, 2019	30,053,443	$75,134	$122,701	$191,099	$(16,027)	(4,136,286)	$(72,460)	$300,447

Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	29,718	—	—	—	29,718
Adjustment to pension, net of deferred tax of $226	—	—	—	—	677	—	—	677
Dividends paid ($0.675 per share)	—	—	—	(17,622)	—	—	—	(17,622)
Stock based compensation	—	—	1,018	—	—	—	—	1,018
Exercise of stock options and restricted stock	—	—	(1,382)	—	—	87,143	1,382	—
Common stock repurchases	—	—	—	—	—	(126,330)	(2,471)	(2,471)
Balance November 30, 2019	30,053,443	$75,134	$122,701	$191,099	$(16,027)	(4,136,286)	$(72,460)	$300,447

Balance August 31, 2018	30,053,443	$75,134	$122,353	$172,180	$(15,920)	(3,887,906)	$(67,251)	$286,496
Net earnings	—	—	—	10,419	—	—	—	10,419
Adjustment to pension, net of deferred tax of $83	—	—	—	—	247	—	—	247
Dividends paid ($0.225 per share)	—	—	—	(5,922)	—	—	—	(5,922)
Stock based compensation	—	—	362	—	—	—	—	362
Common stock repurchases	—	—	—	—	—	(196,880)	(3,880)	(3,880)
Balance November 30, 2018	30,053,443	$75,134	$122,715	$176,677	$(15,673)	(4,084,786)	$(71,131)	$287,722

Balance February 28, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	29,233	—	—	—	29,233
Adjustment to pension, net of deferred tax of $252	—	—	—	—	755	—	—	755
Dividends paid ($0.65 per share)	—	—	—	(16,733)	—	—	—	(16,733)
Stock based compensation	—	—	1,036	—	—	—	—	1,036
Exercise of stock options and restricted stock	—	—	(1,528)	—	—	110,139	1,597	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	(234,823)	(4,560)	(4,560)
Balance November 30, 2018	30,053,443	$75,134	$122,715	$176,677	$(15,673)	(4,084,786)	$(71,131)	$287,722

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	November 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$29,718	$29,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,834	6,754
Amortization of deferred finance charges	47	85
Amortization of intangible assets	5,798	5,251
(Gain) loss from disposal of assets	4	(199)
Bad debt expense, net of recoveries	(68)	475
Stock based compensation	1,018	1,036
Net pension expense	886	988
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(151)	12
Prepaid expenses and income taxes	256	3,007
Inventories	1,535	(6,411)
Other assets	42	11
Accounts payable and accrued expenses	(2,387)	(3,374)
Other liabilities	(99)	(201)
Net cash provided by operating activities	44,433	36,667
Cash flows from investing activities:
Capital expenditures	(2,738)	(3,778)
Purchase of businesses, net of cash acquired	(18,733)	(27,389)
Proceeds from disposal of plant and property	2	312
Net cash used in investing activities	(21,469)	(30,855)
Cash flows from financing activities:
Repayment of debt	(30,000)	—
Dividends paid	(17,622)	(16,733)
Common stock repurchases	(2,471)	(4,560)
Proceeds from exercise of stock options	—	69
Net cash used in financing activities	(50,093)	(21,224)
Net change in cash	(27,129)	(15,412)
Cash at beginning of period	88,442	96,230
Cash at end of period	$61,313	$80,818

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019, from which the accompanying consolidated balance sheet at February 28, 2019 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of November 30, 2019.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Balance at beginning of period	$937	$1,326	$1,020	$1,194
Bad debt expense, net of recoveries	(90)	279	(68)	475
Accounts written off	(85)	(240)	(190)	(304)
Balance at end of period	$762	$1,365	$762	$1,365

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2019	2019
Raw material	$21,658	$21,717
Work-in-process	4,829	4,172
Finished goods	10,054	9,522
	$36,541	$35,411

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) and its wholly owned subsidiary, Impressions Direct, Inc. for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  The goodwill recognized as a part of the acquisition is not deductible for tax purposes.  The Company recorded intangible assets with definite lives of approximately $1.5 million in connection with the transaction.  During the nine months ended November 30, 2019, the Company incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  Flesh and its subsidiary Impressions Direct, is a printing company with two locations and expands the Company’s operations for business forms, checks, direct mail services, integrated products and labels.  The St. Louis, Missouri location contains their corporate office and the direct mail operations of Impressions Direct, and their Parsons, Kansas location has their main manufacturing facility and warehouse.

The following is a summary of the preliminary purchase price allocation for Flesh (in thousands):

Accounts receivable	$2,480
Inventories	1,343
Other assets	152
Right-of-use asset	715
Property, plant & equipment	7,065
Customer lists	434
Trademarks	1,000
Non-compete	20
Goodwill	456
Accounts payable and accrued liabilities	(2,377)
Operating lease liability	(700)
Deferred income taxes	(714)
$9,874

On March 16, 2019, the Company, through one of its subsidiaries, acquired the assets of Integrated Print & Graphics (“Integrated”) for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Integrated is located in South Elgin, Illinois.  During the nine months ended November 30, 2019, the Company incurred approximately $29,000 of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated, which generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, created additional capabilities within the Company’s high color commercial print product line.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Pro forma net sales	$114,860	$120,543	$343,138	$361,140
Pro forma net earnings	10,553	10,390	28,805	30,391
Pro forma earnings per share - diluted	0.41	0.40	1.11	1.18

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

On April 30, 2018, the Company acquired the assets of Allen-Bailey Tag & Label, a tag and label operation located in New York, for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the three years following the closing.  Management considers this acquisition to be immaterial.

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the nine months ended November 30, 2019.

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

Components of lease expense for the three and nine months ended November 30, 2019 were as follows (in thousands):

	Three months ended	Nine months ended
	November 30, 2019
Operating lease cost	$1,675	$4,874

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,663	$4,849

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,494	$4,359

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

Weighted Average Remaining Lease Terms
Operating leases	5 Years

Weighted Average Discount Rate
Operating leases	4.38%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2020 (remaining 3 months)	$1,634
2021	6,022
2022	5,170
2023	4,220
2024	2,936
2025	2,154
Thereafter	1,498
Total lease payments	$23,634
Less imputed interest	2,999
Total lease payments	$20,635

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2019	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	12.8	$26,281	$5,300	$20,981
Customer lists	7.6	73,199	35,750	37,449
Non-compete	2.0	767	452	315
Patent	—	783	783	—
Total	9.4	$101,030	$42,285	$58,745

As of February 28, 2019
Amortized intangible assets
Trademarks and trade names	13.8	$24,385	$3,906	$20,479
Customer lists	8.2	71,869	31,498	40,371
Non-compete	2.5	722	300	422
Patent	—	783	783	—
Total	10.0	$97,759	$36,487	$61,272

Aggregate amortization expense for the nine months ended November 30, 2019 and November 30, 2018 was $5.8 million and $5.3 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2020	$7,758
2021	7,795
2022	7,621
2023	6,691
2024	6,541

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2018	$70,603
Goodwill acquired	11,031
Balance as of February 28, 2019	81,634
Goodwill acquired	1,349
Balance as of November 30, 2019	$82,983

During the nine months ended November 30, 2019, $1.3 million was added to goodwill related to the acquisitions of Integrated and Flesh.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30,	February 28,
	2019	2019
Employee compensation and benefits	$13,189	$15,950
Taxes other than income	1,338	583
Accrued legal and professional fees	279	203
Accrued interest	72	188
Accrued utilities	90	90
Accrued acquisition related obligations	298	214
Accrued credit card fees	247	146
Other accrued expenses	645	521
	$16,158	$17,895

9. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2019	2019
Revolving credit facility	$—	$30,000

The Company is party to a Second Amended and Restated Credit Agreement, as amended, restated, supplemented or modified from time to time, pursuant to which a credit facility has been extended to the Company until August 11, 2020 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  The Company or any of its subsidiaries also can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s consolidated fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on GAAP existing at the time the Credit Facility was entered into.  As of November 30, 2019, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  The Company had no outstanding long-term debt under the revolving credit line as of November 30, 2019.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of November 30, 2019, the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million available in borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

During the nine months ended November 30, 2019 the Company, under the program, repurchased 126,330 shares of common stock at an average price of $19.56 per share.  Since the program’s inception in October 2008, there have been 1,816,354 common shares repurchased at an average price of $15.91 per share. As of November 30, 2019, $11.1 million was available to repurchase shares of the Company’s common stock under the program.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives, managerial employees and non-employee directors.  At November 30, 2019, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011 (the “Plan”). The Company has 520,104 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2019.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended November 30, 2019 and November 30, 2018, the Company included compensation expense related to share-based compensation of $0.3 million and $0.3 million, respectively, in selling general, and administrative expenses.  For the nine months ended November 30, 2019 and November 30, 2018, the Company included compensation expense related to share-based compensation of $1.0 million and $1.0 million, respectively, in selling, general, and administrative expenses.

Stock Options

As of November 30, 2019, the Company had no outstanding vested or unvested stock options.  The Company had the following stock option activity for the nine months ended November 30, 2019:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2019	61,590	$15.88	1.8	$327
Granted	—	—
Terminated	—	—
Exercised	(61,590)	$15.88
Outstanding at November 30, 2019	—	—	—	—
Exercisable at November 30, 2019	—	—	—	—

(a)	Intrinsic value is measured as the excess of fair market value of the Company’s common stock as reported on the New York Stock Exchange over the applicable exercise price.

No stock options were granted during the nine months ended November 30, 2019 and November 30, 2018.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Total cash received	$—	$—	$—	69
Income tax benefits	—	—	—	—
Total grant-date fair value	—	—	201	345
Intrinsic value	—	—	267	534

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

The Company had no unvested stock options outstanding at any time during the nine months ended November 30, 2019.

Restricted Stock

The Company had the following restricted stock activity for the nine months ended November 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2019	155,105	$19.03
Granted	66,669	20.41
Terminated	(3,920)	17.02
Vested	(73,928)	18.90
Outstanding at November 30, 2019	143,926	$19.79

As of November 30, 2019, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.0 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$272	$277	$816	$830
Interest cost	564	568	1,691	1,705
Expected return on plan assets	(1,049)	(1,028)	(3,148)	(3,082)
Amortization of:
Unrecognized net loss	509	512	1,527	1,535
Net periodic benefit cost	$296	$329	$886	$988

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2020.  Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.3 million and $1.5 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  The Company contributed $3.0 million to the Pension Plan during fiscal year 2019.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

As of November 30, 2019, no options were outstanding.  For the three and nine months ended November 30, 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	26,010,571	26,189,917	26,034,617	25,744,344
Effect of dilutive options	—	12,513	—	12,487
Diluted weighted average common shares outstanding	26,010,571	26,202,430	26,034,617	25,756,831
Earnings per share
Net earnings - basic	$0.41	$0.40	$1.14	$1.14
Net earnings - diluted	$0.41	$0.40	$1.14	$1.14
Cash dividends	$0.225	$0.225	$0.675	$0.650

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At November 30, 2019, cash balances included $59.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Subsequent Events

On December 19, 2019, the Company’s board of directors declared a quarterly dividend on the Company’s common stock of 22.5 cents per share, which will be paid on February 7, 2020 to shareholders of record as of January 10, 2020.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. The Company and its subsidiaries print and manufacture a broad line of business forms and other business products.  We distribute business products and forms throughout the United States primarily through independent distributors.  This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others.  We also sell products to many of our competitors to satisfy their customers’ needs.

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) and its wholly owned subsidiary, Impressions Direct, Inc. for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  The goodwill recognized as a part of the acquisition is not deductible for tax purposes.  The Company recorded intangible assets with definite lives of approximately $1.5 million in connection with the transaction.  During the nine months ended November 30, 2019, the Company incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  Flesh and its subsidiary Impressions Direct, is a printing company with two locations.  The St. Louis, Missouri location contains their corporate office and the direct mail operations of Impressions Direct, and their Parsons, Kansas location has their main manufacturing facility and warehouse.  The acquisition of Flesh, which generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expands the Company’s operations for business forms, checks, direct mail services, integrated products and labels.

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

On April 30, 2018, we acquired the assets of Allen-Bailey Tag & Label (“ABTL”), a tag and label operation located in New York, for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the three years following the closing.  ABTL generated approximately $12.0 million in sales for the twelve months ended December 31, 2017.  Management considers this acquisition to be immaterial.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 62 manufacturing plants throughout the United States in 21 strategically located states.  Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., a wholly-owned subsidiary, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user).  Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

Production capacity and price competition within our industry – For fiscal year 2019, the weakening of the U.S. dollar during the latter portion of fiscal year 2018 and first half of fiscal year 2019 resulted in the dissipation of the pricing advantage that foreign imports had over domestic suppliers, which in turn led to lower volumes of imported paper and an increase in domestic exports.  These factors give domestic paper suppliers more pricing power since they can control the supply of paper by eliminating capacity or changing the products produced on their large paper machines.  During this same period, significant capacity left the market, whether planned (i.e., switching of products to alternative paper products) or unplanned (i.e., bankruptcy).  Consequently, even with shrinking demand, a supply/demand imbalance resulted during the latter part of fiscal year 2019, with most mills running in excess of 90% of capacity across all grades.  Given these levels, consistent with historical practice, suppliers raised prices multiple times during the latter part of fiscal year 2019 and early part of fiscal year 2020 across all facets of the manufacturing process, from raw materials to supplies.  Additionally, some paper grades during fiscal year 2019 were placed on allocations given the tight supply environment. Given our long-term relationship with our major paper supplier, our financial strength and our size, we were able to avoid material disruptions in our supply chain during fiscal year 2019.

For fiscal year 2020, with the strengthening of the U.S. dollar, imports began to flow back into the domestic marketplace.  This development, along with continued slowing of domestic demand, resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Consequently, spot pricing became very competitive.  The uncoated paper market has balanced somewhat, but overall demand remains weak, and mills have dropped back to more normal operating levels.  With more capacity shuts/conversions planned expectations are operating rates will sustain in the lower 90s.  With declining demand expected to continue, combined with rising imports, falling exports and a more balanced market, prices are expected to remain relatively stable until at least the second half of fiscal year 2021.  Coated paper demand has dropped considerably and, even with several major capacity closures, operating rates are expected to remain low during the foreseeable future, despite a recent up-tick. Continued closures/conversions are expected but are not expected to be enough to completely balance the market.  Imports are expected to drop with demand, but the high dollar could push imports even higher which could lead pressure on coated paper pricing.  However, regardless of these factors, many of which are cyclical, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors.  We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three and nine months ended November 30, 2019 and the comparative period for 2018 are set forth in the unaudited consolidated financial information included in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2019		2018		2019		2018
Net sales	$114,860	100.0%	$108,070	100.0%	$331,709	100.0%	$300,080	100.0%
Cost of goods sold	81,024	70.5	74,315	68.8	232,719	70.2	205,811	68.6
Gross profit margin	33,836	29.5	33,755	31.2	98,990	29.8	94,269	31.4
Selling, general and administrative	19,751	17.2	19,942	18.5	59,098	17.8	55,244	18.4
(Gain) loss from disposal of assets	4	—	(193)	(0.2)	4	—	(199)	(0.1)
Income from operations	14,081	12.3	14,006	12.9	39,888	12.0	39,224	13.1
Other income (expense)	180	0.1	(114)	(0.1)	271	0.1	(247)	(0.1)
Earnings before income taxes	14,261	12.4	13,892	12.8	40,159	12.1	38,977	13.0
Provision for income taxes	3,708	3.2	3,473	3.2	10,441	3.1	9,744	3.3
Net earnings	$10,553	9.2%	$10,419	9.6%	$29,718	9.0%	$29,233	9.7%

Three months ended November 30, 2019 compared to three months ended November 30, 2018

Net Sales.  Our net sales were $114.9 million for the quarter ended November 30, 2019, compared to $108.1 million for the same quarter in the prior year, an increase of $6.8 million, or 6.3%.  Recent increases in foreign imports, due to the strengthening of the U.S. dollar, unseasonal weather conditions in parts of the country and current domestic pricings levels, continues to provide the elements for a challenging marketplace.  The acquisitions of Integrated (completed in March 2019) and Flesh (completed in July 2019) are integral parts of our strategy to offset on going technological disruption and other changes.  Our acquisitions impacted our net sales by approximately $12.2 million during the three months ended November 30, 2019.

Cost of Goods Sold.  Our cost of goods sold increased $6.7 million from $74.3 million for the three months ended November 30, 2018 to $81.0 million for the three months ended November 30, 2019, or 9.0%. Our gross profit margin (“margin”) was $33.8 million for the quarter, or 29.5% of net sales, compared to $33.8 million, or 31.2% of net sales, for the same quarter in the prior year.  Our margins continue to be primarily impacted by the dilutive impact of the acquisitions completed in the last year.    Without the impact of the acquisitions completed over the past 18 months, the margin of our other plants continues to be approximately 31.3%, which is comparable to historical levels.  Once we have the opportunity to fully integrate these acquisitions into our business cost structure and implement our costs systems, we believe margins will improve to normal levels.

Selling, general, and administrative expense.  For the three months ended November 30, 2019, our selling, general, and administrative (“SG&A”) expenses were $19.8 million compared to $19.9 million for the three months ended November 30, 2018, a slight decrease of $0.1 million, or 0.5%.  As a percentage of net sales, SG&A expenses were 17.2% and 18.5% for the three months ended November 30, 2019 and November 30, 2018, respectively.  Our acquisitions completed during the prior twelve months impacted our SG&A expenses by approximately $1.6 million.  As part of our on-going corporate strategy, we continue to look for ways to more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $4,000 net loss from disposal of assets during the current quarter is primarily attributed to the sale of manufacturing equipment.  The $193,000 net gain from disposal of assets during the prior year’s quarter is primarily attributed to the sale of an unused manufacturing facility and manufacturing equipment.

Income from operations.  Our income from operations for the three months ended November 30, 2019 was $14.1 million, or 12.3% of net sales, as compared to $14.0 million, or 12.9% of net sales, for the three months ended November 30, 2018.  Our acquisitions impacted our operational income by $1.1 million during the quarter.

Other income (expense).  Other income was $180,000 for the three months ended November 30, 2019 compared to $114,000 expense for the three months ended November 30, 2018.  During the current quarter, due to our cash balance, our interest income was higher than our interest expense.  Interest expense for the current quarter was negligible due to the payoff of the Credit Facility at the end of the second quarter in this fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the three months ended November 30, 2019 as compared to 25.0% for the three months ended November 30, 2018.  The slight increase in our overall tax rate this year as compared to last is due to an increase in our overall expected state tax rate due to changes in state apportionment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

Net earnings.  Net earnings, due to the factors above, were $10.6 million for the three months ended November 30, 2019 as compared to $10.4 million for the comparable quarter in the prior year, a slight increase of $0.2 million.  Net earnings per diluted share for the three months ended November 30, 2019 was $0.41, compared to $0.40 for the same quarter in the prior year.

Nine months ended November 30, 2019 compared to nine months ended November 30, 2018

Net Sales.  Our net sales were $331.7 million for the nine month period ended November 30, 2019, compared to $300.1 million for same period last year, an increase of $31.6 million, or 10.5%.  The recent increase in supply of cheaper foreign paper imports, due to the strengthening of the U.S. dollar, unseasonal weather conditions in parts of the country and current domestic pricing levels, continues to provide the elements for a challenging marketplace.  Each of these factors negatively impacted sales.  In particular, our competition was able to be more price-competitive due to the availability of cheaper materials, and some of our sales were negatively impacted by weather issues.  Our acquisitions positively impacted our net sales by approximately $45.7 million during the nine months ended November 30, 2019.

Cost of Goods Sold.  Our cost of goods sold was $232.7 million for the nine months ended November 30, 2019, compared to $205.8 million for the same period last year, an increase of $26.9 million, or 13.1%. Our margin was $99.0 million for the nine month period ended November 30, 2019, or 29.8%.  This compares to 31.4% for the same nine month period last year.  Our margin during the period continues to be impacted for the most part by the dilutive impact of the acquisitions completed in the last year and to a lesser extent to the numerous raw material price increases taken last year, some of which could not be completely passed through to the customer.  During the previous year, tight supply conditions allowed for multiple price increases on raw materials which could be passed through to the customer due to apportionment of paper, as well as other items in the manufacturing process.  Historically price increases have been less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, the size and number of increases have impacted manufacturers’ abilities to timely pass these price adjustments to the end-users.  We believe these price increases will continue to have a negative impact on margins until the excess costs are able to be passed through to the marketplace, or until material costs decline in the marketplace.  Recently, due to current pricing levels and the strengthening U.S. dollar, imports have increased and created excess supply.  This historically has led to some normalization/stability in the marketplace which is starting to be seen as material prices become softer.  Our acquisitions completed during the past year have had a dilutive impact on our margins as we transition them into our enterprise resource planning system. Without the impact of the acquisitions completed over the past 18 months, the margins from our other plants continued to be above 31.5% during the period, comparable to historical levels.  Once we have the opportunity to fully analyze the business cost structure and implement our costs systems, we believe margins at the recently acquired plants will improve to normal levels.

Selling, general, and administrative expense.  Our SG&A expenses were $59.1 million for the nine months ended November 30, 2019, compared to $55.2 million for the same period last year, or an increase of 7.1%.  As a percentage of sales, the SG&A expenses were 17.8% and 18.4% for the nine months ended November 30, 2019 and November 30, 2018, respectively.  Our acquisitions negatively impacted our SG&A expenses by approximately $6.0 million during the nine month period ended November 30, 2019. As part of our on-going corporate strategy, we continue to look for ways to more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $4,000 net loss from disposal of assets during the nine months ended November 30, 2019 is primarily attributed to the sale of manufacturing equipment.  The $199,000 net gain from disposal of assets during the nine months ended November 30, 2018 is primarily attributed to the sale of an unused manufacturing facility and manufacturing equipment.

Income from operations.  Our income from continuing operations for the nine months ended November 30, 2019 was $39.9 million, or 12.0% of sales, as compared to $39.2 million, or 13.1% of sales, for the nine months ended November 30, 2018.  The acquisitions, during the period impacted our operating income by approximately $4.0 million.

Other income (expense).  Other income for the nine months ended November 30, 2019 was $0.3 million as compared to $0.2 million expense for the nine months ended November 30, 2018.  During the current quarter, due to our cash balance, our interest income was higher than our interest expense.  Interest expense for the period was approximately $0.3 million less than the same period last year due to the payoff of the Credit Facility at the end of the second quarter in this fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the nine months ended November 30, 2019 as compared to 25.0% for the nine months ended November 30, 2019.  The slight increase in our overall tax rate this year as compared to last is due to an increase in our overall expected state tax rate due to changes in state apportionment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

Net earnings.  Net earnings were $29.7 million for the nine months ended November 30, 2019 as compared to $29.2 million for the comparable period last year, an increase of $0.5 million.  Net earnings per diluted share for the nine months ended November 30, 2019 was $1.14, compared to $1.14 for the same nine month period last year.

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

	November 30,	February 28,
(Dollars in thousands)	2019	2019
Working capital	$106,500	$134,542
Cash and cash equivalents	$61,313	$88,442

Working Capital.  Our working capital decreased $28.0 million or 20.8%, from $134.5 million at February 28, 2019 to $106.5 million at November 30, 2019.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.3 to 1.0 at February 28, 2019 to 3.8 to 1.0 at November 30, 2019.  Our working capital and current ratio were negatively impacted by the repayment of long-term debt of $30.0 million and the adoption of accounting pronouncement ASC 842, which increased our current liabilities by $5.6 million.

	Nine months ended November 30,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$44,433	$36,667
Net cash used in investing activities	$(21,469)	$(30,855)
Net cash used in financing activities	$(50,093)	$(21,224)

Cash flows from operating activities.  Cash provided by operating activities increased by $7.7 million from $36.7 million for the nine months ended November 30, 2018 to $44.4 million for the nine months ended November 30, 2019.  Our increased operational cash flows in comparison to the comparable period in the prior year was primarily the result of two factors: i) a $1.0 million increase in our accounts payable as compared to the prior year, and ii) a $7.9 million decrease in our inventories.  These increases in our cash were offset by a $2.8 million increase in our prepaid expenses and income taxes.

Cash flows from investing activities. Cash used in investing activities decreased $9.4 million from $30.9 million to $21.5 million used for the nine months ended November 30, 2018 and November 30, 2019, respectively.  This was primarily due to $1.0 million less used for capital expenditures as well as $8.7 million less used in our acquisitions of Integrated and Flesh in the current period in comparison to the acquisitions of ABTL and Wright in the same period last fiscal year.

Cash flows from financing activities.  We used an additional $28.9 million in cash from financing activities during the nine months ended November 30, 2019 compared to the same period in the prior year.  We used $30.0 million to pay long-term debt in the current period, but paid no long-term debt in the comparable period last year.  In addition, an additional $0.9 million was used to pay dividends during the nine months ended November 30, 2019 as compared to the nine months ended November 30, 2018.  We used $2.5 million to repurchase our common stock under our stock repurchase program during the nine months ended November 30, 2019, compared to $4.6 million to repurchase shares of our common stock during the nine months ended November 30, 2018, a difference of $2.1 million.

Credit Facility.  The Company’s Credit Facility, with a scheduled maturity date of August 11, 2020, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (a) no event of default has occurred and is continuing and (b) the Company’s net leverage ratio both before and after giving

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on GAAP existing at the time the Credit Facility was entered into.  As of November 30, 2019, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  The rate is determined by our fixed charge coverage ratio of total funded debt to EBITDA.  As of November 30, 2019, the Company had no outstanding debt, and the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that availability under the Credit Facility is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 29, 2020. Assuming a stable funding status, we would expect that our future contributions will be in line with our service costs, which are expected to be between $1.3 million and $1.5 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  We made contributions totaling $3.0 million to our Pension Plan during fiscal year 2019. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At November 30, 2019, we had a net pension asset recorded on our balance sheet of $0.6 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  To date we have spent approximately $2.7 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 28, 2019 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of November 30, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  While we had no variable rate financial instruments outstanding at November 30, 2019 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2019 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes  in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the nine months ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended November 30, 2019, the Company, under the program, repurchased 42,279 shares of common stock at an average price of $19.53 per share.  As of November 30, 2019, $11.1 million was available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
September 1, 2019 - September 30, 2019	—	$—	—	$11,920,638
October 1, 2019 - October 31, 2019	21,663	$19.54	21,663	$11,497,420
November 1, 2019 - November 30, 2019	20,616	$19.53	20,616	$11,094,759
Total	42,279	$19.53	42,279	$11,094,759

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019, filed on January 3, 2020, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 3, 2020	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 3, 2020	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer