Form 10-K
period 2020-02-29
ENNIS, INC.
filed 2020-05-04
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2020

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2019 was approximately $507 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 27, 2020 was 26,099,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 29, 2020

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor, and benefit costs) in markets that are highly price competitive and volatile; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations including measures intended to minimize the impact of COVID-19.

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

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 61 manufacturing plants throughout the United States in 21 strategically located states as one reportable segment. Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, and Ace FormsSM.  We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express® and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).

We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user).  Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

The printing industry generally sells its products either predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley and Sons, Staples, Inc., Standard Register Co. (a subsidiary of Taylor Corporation), and Cenveo, Inc., or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent distributors.

There are a number of competitors that operate in this segment, ranging in size from single employee-owned operations to multi-plant organizations. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.

Distribution of business forms and other business products throughout the United States is primarily done through independent distributors, including business forms distributors, resellers, direct mail, commercial printers, payroll and accounts payable software companies, and advertising agencies.

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

Recent Acquisitions

We have completed a number of acquisitions in recent years.  On July 15, 2019, we acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  We recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse. The acquisition of Flesh, which prior to the acquisition generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expands our operations with respect to business forms, checks, direct mail services, integrated products and labels.

On March 16, 2019, we acquired the assets of Integrated Print & Graphics (“Integrated”), which is based in South Elgin, Illinois, for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  We also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated, which prior to the acquisition generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, creates additional capabilities within our high color commercial print product line.

On July 31, 2018, we acquired, by way of a merger, all of the outstanding equity interests of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright”), a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  As partial consideration for the acquisition, we issued an aggregate of 829,126 shares of our common stock to the stockholders of Wright, valued at approximately $16.2 million at the time of issuance under the merger agreement.  An additional $19.7 million in cash was paid to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to extinguish outstanding debt.  The goodwill recognized as a part of the transaction is not deductible for tax purposes.  Wright produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers. Wright, prior to the acquisition, generated approximately $58.0 million in sales for its fiscal year ended March 31, 2018 and continues to operate under its brand names.

On April 30, 2018, we acquired the assets of Allen-Bailey Tag & Label (“ABTL”), a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years.  Prior to the acquisition, ABTL generated approximately $12.0 million in sales for the twelve months ended December 31, 2017.  On July 7, 2017, we acquired the assets of a separate tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

Patents, Licenses, Franchises and Concessions

Other than the patent for our VersaSeal® product, we do not have any significant patents, licenses, franchises, or concessions.

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business.  We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcelSM, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, Ace FormsSM, MegaformSM, Safe®, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally.

Customers

No single customer accounts for as much as five percent of our consolidated net sales or accounts receivable.

Backlog

At February 29, 2020, our backlog of firm orders was approximately $21.8 million, compared to approximately $22.5 million at February 28, 2019.  Due to the impact of COVID-19 on all businesses, our backlog as of April 30, 2020 was $17.5 million.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2020, 2019 or 2018.

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

Employees

At February 29, 2020, we had 2,505 employees.  242 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  We believe we have a good working relationship with all of the unions that represent our employees.

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

Our business may be adversely affected by the ongoing COVID-19 pandemic.

       In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China, and by early 2020, the virus had spread to other countries, including the United States.  The COVID-19 pandemic is a significant threat to the health and economic wellbeing affecting our customers, suppliers and workforce.  Federal, state and local authorities have recommended social distancing and have imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  As of the date of this Annual Report on Form 10-K, our plants are deemed “essential,” largely due to our business’s support of many important sectors of the economy, including healthcare, government, food and beverage and banking, and thus most of our plants are currently operating at close-to-normal utilization levels.  As the virus continues to evolve, however, authorities could take new steps to control the outbreak, which could result in the determination that our plants are no longer “essential” and therefore must close, among other outcomes.  Even if our plants are not forced to close by government regulation, the virus, in addition to prolonged stay-at-home orders or other related regulations, could depress consumer demand or disrupt our supply chain.  Depending on these developments and others, we may deem it necessary to close plants, furlough or lay off employees or take other cost-cutting measures.

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on our customers and suppliers and the possibility of an economic recession after the virus has subsided, all of which are highly uncertain and ever-changing.  Any of these factors could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity.  The severity and duration of any such impacts, including after the virus has subsided, cannot be predicted.

Our results and financial condition are affected by global and local market conditions, and competitors’ pricing strategies, which can adversely affect our sales, margins, and net income.

Our results of operations can be affected by local, national and worldwide market conditions.  The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen in the past, can all impact economic activity.  Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility.  Certain macroeconomic events, such as the past crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.  In particular, the ongoing COVID-19 pandemic has negatively impacted local, national and worldwide economies, introduced extreme market volatility and, depending on severity and duration, may potentially trigger a prolonged nationwide or global recession.  Whether we can manage these risks effectively depends on several factors, including (i) our ability to manage movements in commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the past volatility in the global financial markets, (ii) the impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities and (iii) other factors, which may be beyond our control.

The terms and conditions of our credit facility impose certain restrictions on our operations.  We may not be able to raise additional capital, if needed, for proposed expansion projects.

The terms and conditions of our credit facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00.  Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets, including due to the impact of the ongoing COVID-19 pandemic.  A breach of any of these covenants could result in a default under our credit facility.  In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.  As of February 29, 2020, we were in compliance with all terms and conditions of our credit facility, which matures on November 11, 2021.

Challenging financial market conditions and continued decline in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 16% of our employees.  Included in our financial results are Pension Plan costs that are measured using actuarial valuations.  The actuarial assumptions used may differ from actual results.  In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels.  A decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities.  Each 10 basis point change in the discount rate impacts our computed pension liability by about $930,000.  Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.  Also, continued changes in the mortality tables could potentially impact our funded status.  As of February 29, 2020, the Pension Plan was 87.2% funded on a projected benefit obligation (PBO) basis and 95.7% on an accumulated benefit obligation (ABO) basis.

We may be unable to identify or to complete acquisitions or to successfully integrate the businesses we acquire.

We have evaluated, and may continue to evaluate, potential acquisition transactions.  We attempt to address the potential risks inherent in assessing the attractiveness of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire.  Integrating acquired operations involves significant risks and uncertainties, including maintenance of uniform standards, controls, policies and procedures; diversion of management’s attention from normal business operations during the integration process; unplanned expenses associated with integration efforts; and unidentified issues not discovered in due diligence, including legal contingencies.  Due to these risks and others, there can be no guarantee that the businesses we acquire will lead to the cost savings or increases in net sales that we expect or desire.  Additionally, there can be no assurance that suitable acquisition opportunities will be available in the future, which could harm our strategic business plan as acquisitions are part of our strategy to offset normal print attrition.

We may be required to write down goodwill and other intangible assets, which could cause our financial condition and results of operations to be negatively affected in the future.

When we acquire a business, a portion of the purchase price may be allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired.  The annual impairment test is based on several factors requiring judgment.  An impairment may be caused by any number of factors outside our control, such as a decline in market conditions, including due to the COVID-19 pandemic, another pandemic or some other event, protracted recovery from poor market conditions, or other factors that may be tied to such negative economic events, including changes to a competitor’s pricing strategies.  To date, we have not been required to take an impairment charge relating to our existing business, but continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although such a charge impairment charge relating to our existing business, but continued sale-side pressures due to technology would be a noncash expense, it would impact our reported operating results and financial position. The Company has mitigated some of this risk by changing from indefinite lives to definite lives accounting for all intangibles assets.

Under definite lives accounting, the value of intangible assets is gradually amortized over time, instead of being left on the Company’s books in full and only being written down when an impairment event is deemed to have occurred.  At February 29, 2020, our consolidated goodwill and other intangible assets were approximately $82.5 million and $56.6 million, respectively.

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

As of February 29, 2020, approximately 10% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

We currently purchase the majority of our paper products from one major supplier at favorable costs based on the volume of business, and traditionally we have purchased our paper products from a limited number of suppliers, all of which must meet stringent quality and on-time delivery standards under long-term contracts.  Fluctuations in the quality of our paper, unexpected price changes or other factors that relate to our suppliers could have a material adverse effect on our operating results.  In particular, the ongoing COVID-19 pandemic may make it more expensive or more difficult to source raw materials for our products, whether from our existing suppliers or new suppliers, and these challenges could negatively impact the cost or availability of our raw materials.

Paper is a commodity that is subject to frequent increases or decreases in price, and these fluctuations are sometimes significant.  Domestic paper prices have increased and decreased in recent years due to global market conditions.  There is no effective market of derivative instruments to insulate us against unexpected changes in price of paper in a cost-effective manner, and negotiated purchase contracts provide only limited protection against price increases.  Generally, when paper prices increase, we attempt to recover the higher costs by raising the prices of our products to our customers.  In the price-competitive marketplaces in which we operate, however, we may not always be able to pass through any or all of the higher costs.  As such, any significant increase in the price of paper or shortage in its availability, whether due to the COVID-19 pandemic, the strength of the U.S. dollar, changes in mill ownership or other factors, could have a material adverse effect on our results of operations.

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

Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history.  We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers.  We generally see a heightened amount of bankruptcies by our customers during economic downturns.  In particular, the COVID-19 pandemic, and its impact on our customers, could have a negative impact on our collection efforts.  While we maintain an allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate.  The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

Our business incurs significant freight and transportation costs.

We incur transportation expenses to ship our products to our customers.  Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers.  Government regulations can and has impacted the availability of drivers, which will be a significant challenge to the industry.  Costs to employ drivers have increased and transportation shortages have become more prevalent.

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

Our expenses relating to employee health benefits are significant.  Unfavorable changes in the cost of such benefits could impact our financial results and cash flow.  Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system.  Additionally, the ongoing COVID-19 pandemic may result in temporary or permanent healthcare reform measures, would could result in significant cost increases and other negative impacts to our business. While the Company has various cost controls measures in place and employs an outside oversight review on larger claims, employee health benefits have been and are expected to continue to be a significant cost to the Company.  At the beginning of the 2017 calendar year, the Company made significant changes to its medical reimbursement program to address unexpected cost increases.  Even with these remedial measures, which have been successful thus far, medical costs will continue to be a significant expense to the Company and may increase due to factors outside the Company’s control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Midlothian, Texas, and we operate manufacturing facilities throughout the United States. See the table below for additional information regarding our locations.

All of our properties are used for the production, warehousing and shipping of business products, including the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Claysburg, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia); and pressure seal products (Visalia, California; Chino, California and Clarksville, Tennessee).

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

All of our facilities are believed to be in good condition. We do not anticipate that substantial expansion, refurbishing, or re-equipping of our facilities will be required in the near future.

All of our rented property is held under leases with original terms of one or more years, expiring at various times through February 2027.  Presently, we believe we will be able to maintain or renew leases as they expire without significant difficulty.

		Approximate Square Footage
Location	General Use	Owned	Leased
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Denver, Colorado	Four Manufacturing Facilities	60,000	117,575
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Coon Rapids, Minnesota	Warehouse	—	4,800
Roseville, Minnesota	Manufacturing	—	41,300
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Nevada, Iowa	Held for Sale	58,752	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Caledonia, New York	Manufacturing	191,730	—
Sun City, California	Two Manufacturing Facilities	52,617	—
Livermore, California	Sales Office	—	650
Chino, California	Manufacturing	—	63,016
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
Claysburg, Pennsylvania	Manufacturing	—	69,000
Vandalia, Ohio	Held for Sale	47,820	—
Fairport, New York	Two Manufacturing Facilities	—	40,800
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
Smyrna, Georgia	Manufacturing	—	65,000
Clarksville, Tennessee	Manufacturing	51,900	—
Fairhope, Alabama	Manufacturing	65,000	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Visalia, California	Manufacturing	—	56,000
Corsicana, Texas	Manufacturing	39,685	—
Girard, Kansas	Manufacturing	69,474	—
Powell, Tennessee	Manufacturing	43,968	—
Houston, Texas	Manufacturing	—	29,668
DePere, Wisconsin	Manufacturing & One Warehouse	—	142,347
Mosinee, Wisconsin	Manufacturing & One Warehouse	—	5,700
Kent, Washington	Manufacturing	—	48,789
South Elgin, Illinois	Manufacturing	—	70,500
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Fenton, Missouri	Manufacturing**	—	26,847
		2,709,979	1,290,108
Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,747,279	1,290,108

*	22,000 square feet of Ennis, Texas location leased
**	21,477 square feet of Fenton, Missouri location leased

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 29, 2020
First Quarter	$21.99	$18.30	1,989	$0.225
Second Quarter	21.10	18.48	2,220	$0.225
Third Quarter	21.49	18.66	2,135	$0.225
Fourth Quarter	22.20	19.83	2,655	$0.225
Fiscal Year Ended February 28, 2019
First Quarter	$20.70	$17.65	1,116	$0.200
Second Quarter	22.95	18.20	1,552	$0.225
Third Quarter	21.90	18.55	2,153	$0.225
Fourth Quarter	21.36	17.36	2,422	$0.225

On April 27, 2020, the last reported sale price of our common stock on the NYSE was $17.82, and there were approximately 718 shareholders of record.

Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board of Directors (“Board”) deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.225 per share of common stock was paid in each quarter of fiscal year 2020.  A dividend of $0.20 per share was paid in the first quarter of fiscal year 2019, and a dividend of $0.225 per share was paid in each subsequent quarter of fiscal year 2019.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors.  Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations.  Since the program’s inception in October 2008, we have repurchased 1,816,354 common shares under the program at an average price of $15.91 per share. During our fiscal year 2020, we repurchased 126,330 shares of common stock at an average price of $19.56 per share.  As of February 29, 2020, $11.1 million remained available to repurchase shares of common stock under the program.  No additional shares of common stock were repurchased under the program in the three months ended February 29, 2020.

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 28, 2015 to February 29, 2020.

	2015	2016	2017	2018	2019	2020
Ennis, Inc.	$100.00	$147.47	$137.68	$171.90	$195.21	$193.42
S&P 500	100.00	93.81	117.24	137.29	143.71	155.49
Russell 2000	100.00	85.03	115.73	127.89	135.03	128.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements for the five years ended February 29, 2020.  Our consolidated financial statements and notes thereto as of February 29, 2020, February 28, 2019, and for the three years in the period ended February 29, 2020, and the reports of Grant Thornton LLP are included in Item 15 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 15 of this Report.

	Fiscal Years Ended
	2020	2019	2018		2017		2016
	(Dollars and shares in thousands, except per share and ratio amounts)
Operating results:
Net sales	$438,412	$400,782	$370,171		$356,888		$385,946
Gross profit margin	128,924	123,360	117,202		104,730		116,829
Selling, general and administrative expenses	78,173	73,490	69,222		62,537		65,356
Earnings from continuing operations	38,292	37,437	32,758		26,417		32,258
Earnings (loss) from discontinued operations, net of tax	—	—	147		(24,637)		3,478
Net earnings (loss)	$38,292	$37,437	$32,905		$1,780		$35,736
Earnings (loss) and dividends per share:
Basic and Diluted
Continuing operations	$1.47	$1.45	$1.29		$1.03		$1.25
Discontinued operations	—	—	0.01		(0.96)		0.14
Net earnings (loss)	$1.47	$1.45	$1.30		$0.07		$1.39
Dividends	$0.90	$0.875	$0.875	(1)	$2.20	(1)	$0.70
Weighted average shares outstanding:
Basic	26,036	25,830	25,392		25,735		25,688
Diluted	26,036	25,842	25,417		25,749		25,722
Financial Position:
Working capital	$111,915	$134,542	$133,773		$119,282		$135,441
Current assets	149,884	166,165	163,344		149,250		175,841
Total assets	365,699	363,085	329,439		324,285		390,044
Current liabilities	37,969	31,623	29,571		29,968		40,400
Long-term debt	—	30,000	30,000		30,000		40,000
Total liabilities	71,370	73,958	67,735		72,930		91,498
Shareholders' equity	294,329	289,127	261,704		251,355		298,546
Current ratio	3.95 to 1.0	5.25 to 1.0	5.52 to 1.0		4.98 to 1.0		4.35 to 1.0
Long-term debt to equity ratio	000 to 1.0	0.10 to 1.0	0.11 to 1.0		0.12 to 1.0		0.13 to 1.0

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

This Management’s Discussion and Analysis covers the continuing operations of the Company, which are comprised of the production and sale of business forms and other business products, and excludes the discontinued operations of the Company, consisting of Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”), which the Company sold in May 2016.  This Management’s Discussion and Analysis includes the following sections:

•

Overview – An overall discussion regarding our Company, the business challenges and opportunities we believe are key to our success, and our plans for facing these challenges relating to our continuing operations.

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

References to 2020, 2019 and 2018 refer to the fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

Our Business Challenges – Our industry is currently experiencing consolidation of traditional supply channels, product obsolescence, paper supplier capacity adjustments, and increased pricing and potential supply allocations due to demand/supply curve imbalance.  Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications.  Improved equipment has become more accessible to our competitors due to the continued low interest rate environment.  We face highly competitive conditions throughout our supply chain in an already over-supplied, price-competitive print industry.  In addition to the risk factors discussed under the caption “Risk Factors” in Item 1A of this Annual Report, some of the key challenges of our business include the following:

COVID-19 Pandemic –  In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China, and by early 2020, the virus had spread to other countries, including the United States.  This pandemic has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.

In response to COVID-19, federal, state and local authorities have recommended social distancing and have imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  As of the date of this Annual Report on Form 10-K, our plants are deemed “essential,” largely due to our business’s support of many important sectors of the economy, including healthcare, government, food and beverage and banking, and thus most of our plants are currently operating at close-to-normal utilization levels.  With respect to our plants that are underutilized, we have made reductions in staffing levels as we deem appropriate, and we will continue to monitor the situation.

To date, the COVID-19 pandemic has not impacted, and we do not expect it to materially impact, the supply chain for products we sell.  Most of our products are sourced domestically from suppliers deemed “essential,” and therefore in operation, and we have been able to switch from impacted suppliers to non-impacted suppliers in several instances since the outbreak.  However, if one or more of our major suppliers are negatively impacted by the COVID-19 pandemic, through plant closures, deteriorating financial condition, or otherwise, it would adversely affect our operational results and financial condition.

Currently, we do not expect the COVID-19 pandemic to have a material impact on our liquidity.  As of February 29, 2020, we had over $68.0 million in cash and over $99.5 million available under our revolving credit facility, the maturity date of which was recently extended to November 11, 2021.  However, the ultimate impact of COVID-19 is difficult to predict, including due to factors discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Production capacity and price competition within our industry – The weakening of the U.S. dollar during the latter portion of fiscal year 2018 and first half of fiscal year 2019 resulted in the dissipation of the pricing advantage that foreign imports had held over domestic suppliers, which in turn led to lower volumes of imported paper and an increase in domestic exports in fiscal year 2019.  These factors give domestic paper producers more pricing power since they can control the supply of paper by eliminating capacity or changing the products produced on their large paper machines.  Also during fiscal year 2019, significant production capacity left the market, whether planned, for example due to the adoption of alternative paper products, or unplanned, for example due to bankruptcy.  Consequently, even with shrinking demand, a supply/demand imbalance resulted during the latter part of fiscal year 2019, with most mills running in excess of 90% of capacity across all grades.  Given these levels, consistent with historical practice, suppliers raised prices multiple times during the latter part of fiscal year 2019 and into the early part of fiscal year 2020.  These price increases occurred across all stages of the manufacturing process, from raw materials to supplies.  Additionally, some paper grades during fiscal year 2019 were placed on allocation given the tight supply environment. Given our long-term relationship with our major paper supplier, our financial strength and our size, we were able to avoid material disruptions to our supply chain during fiscal year 2019.

For fiscal year 2020, with the strengthening of the U.S. dollar, imports began to flow back into the domestic marketplace.  This development, along with continued slowing of domestic demand, resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Consequently, spot pricing became very competitive.  The uncoated paper market is relatively balanced currently, but overall demand remains weak, and mills have dropped back to more normal operating levels.  With more capacity shuts/conversions planned, we expect operating rates to sustain in the lower 90% range.  With declining demand expected to continue, combined with rising imports, falling exports and a more balanced market, prices are expected to remain relatively stable until at least the second half of fiscal year 2021, although the impact of the COVID-19 pandemic could reduce demand much faster than the paper companies can adjust supply, thus impacting pricing.  Coated paper demand has dropped considerably and, even with several major capacity closures, operating rates are expected to remain low during the foreseeable future, despite a recent increase. Continued closures/conversions, while expected, are not expected to be enough to completely balance the market.  Imports are expected to drop with demand, but the high dollar could push imports even higher which could lead to pressure on coated paper pricing.  Foreign imports may not appear as quickly as previous years given the lack of containers in Asia and the overall disruption in shipping worldwide.   Regardless of these factors, many of which are cyclical, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

The Company historically has performed its annual impairment test as of November 30, the last day of the third quarter and during 2020 the Company changed its date to the first day of the fourth quarter, December 1.  Accordingly, the annual impairment test of goodwill was performed as of both November 30 and updated as of December 1 of fiscal year 2020 with no impact on the financial statements.  This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to the Company’s previously issued financial statements.  No impairment was recorded during fiscal year 2020.  The Company’s impairment tests indicated significant cushion between its carrying value and fair market value.

For fiscal year 2019, the Company used qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

For fiscal year 2020, because qualitative factors were deemed insufficient to conclude that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, and because enough time had elapsed that management believed it was prudent to perform a quantitative assessment, a one-step approach was applied to make an evaluation. This evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.  A goodwill impairment charge was not required for fiscal year 2020 or fiscal year 2019.

Subsequent to the evaluation described above, the COVID-19 outbreak occurred, causing major economic disruption and significant volatility in the stock markets.  As a result, the December 1, 2019 assessment performed with respect to fiscal year 2020 was updated by management through February 29, 2020.  Based on this updated qualitative assessment, no impairment to the Company’s recorded goodwill was deemed required.

We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $11.0 million, $10.3 million, and $9.7 million of revenue were recognized under these agreements during fiscal years ended 2020, 2019 and 2018, respectively.

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

The outbreak of the COVID-19 pandemic presents various global risks.  The full impact of the COVID-19 pandemic continues to evolve as of the date of this report.  Management is actively monitoring the situation as pertains to the Company’s financial condition, liquidity, operations, suppliers, industry and workforce.  Given the ongoing evolution of the pandemic and the global responses to control its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its results of operation, financial condition, or liquidity for fiscal year 2021.  Currently, the Company is considering deferring payments of payroll taxes to the extent allowable under the Coronavirus Aid, Relief and Economic Security (CARES) Act.  The Company is also reviewing other provisions of the CARES Act and does not expect a significant tax impact.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.  A majority of the provisions in the Tax Act are effective January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, we revalued our deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. This change in the statutory tax rate resulted in reduction in income tax expense being recognized of $3.6 million in the fourth quarter of fiscal year 2018 due to the adjustment of deferred tax liabilities based on the expected prevailing tax rate at the expected time of their realization.

In addition to the assessments described above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self-funded. To help us in this evaluation process, we routinely get outside third-party assessments of our potential liabilities under each plan.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products, and exclude the discontinued operations of our Apparel Segment, which we sold in May 2016.  The operating results of the Company for fiscal year 2020 and the comparative fiscal years 2019 and 2018 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands,	2020		2019		2018
except per share amounts)
Net sales	$438,412	100.0%	$400,782	100.0%	$370,171	100.0%
Cost of goods sold	309,488	70.6	277,422	69.2	252,969	68.3
Gross profit margin	128,924	29.4	123,360	30.8	117,202	31.7
Selling, general and administrative	78,173	17.8	73,490	18.3	69,222	18.8
(Gain) loss from disposal of assets	(87)	—	(217)	(0.1)	162	—
Income from operations	50,838	11.6	50,087	12.4	47,818	12.9
Other income (expense), net	413	0.1	(153)	—	(909)	(0.2)
Earnings from continuing operations before income taxes	51,251	11.7	49,934	12.4	46,909	12.7
Provision for income taxes	12,959	3.0	12,497	3.1	14,151	3.8
Earnings from continuing operations	38,292	8.7	37,437	9.3	32,758	8.9
Earnings from discontinued operations, net of tax	—	—	—	—	147	-
Net earnings	$38,292	8.7%	$37,437	9.3%	$32,905	8.9%

Earnings per share - diluted
Continuing operations	$1.47		$1.45		$1.29
Discontinued operations	—		-		0.01
Net earnings	$1.47		$1.45		$1.30

Net Sales.  Our net sales increased from $400.8 million for fiscal year 2019 to $438.4 million for fiscal year 2020, an increase of 9.4%.  The recent increase in supply of cheaper foreign paper imports, due to the strengthening of the U.S. dollar, unseasonal weather conditions in parts of the country and current domestic pricing levels, continues to provide the elements for a challenging marketplace.  Each of these factors negatively impacted sales.  In particular, our competition was able to be more price-competitive due to the availability of cheaper materials, and some of our sales were negatively impacted by weather conditions.  The acquisitions of Integrated, which was completed in March 2019, and Flesh, which was completed in July 2019, were integral parts of our strategy to offset normal industry revenue declines due to print attrition and other changes.  Our acquisitions during fiscal years 2020 and 2019 positively impacted our net sales by approximately $55.3 million during fiscal year 2020.

Our net sales increased from $370.2 million for fiscal year 2018 to $400.8 million for fiscal year 2019, an increase of 8.3%.  The market continued to be fairly soft with competitive pricing pressures in fiscal year 2019.  However, during fiscal year 2019, the value of the U.S. dollar made domestic paper production more attractive internationally.  The attractiveness of domestic paper production, coupled with the shrinking domestic mill capacity, resulted in an environment conducive for paper and other material price increases domestically.  Those increases, if able to be timely passed along to customers, would help offset some of the normal industry sales attrition.  The acquisitions of Wright, which was completed in July 2018, and ABTL, which was completed in April 2018, contributed over $44.7 million in net sales during fiscal year 2019.

Cost of Goods Sold.  Our manufacturing costs increased from $277.4 million for fiscal year 2019 to $309.5 million for fiscal year 2020, or 11.6%.  Our gross profit margin (“margin”) decreased from 30.8% for fiscal year 2019 to 29.4% for fiscal year 2020.  Our margin during the period continues to be impacted for the most part by the dilutive impact of the acquisitions completed in the last year and to a lesser extent to the numerous raw material price increases taken last fiscal year, some of which could not be completely passed through to the customer.  During the previous fiscal year, tight supply conditions allowed for multiple price increases on raw materials which could be passed through to the customer due to apportionment of paper, as well as other items in the manufacturing process.  Historically price increases have been less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, the size and number of increases impacted manufacturers’ abilities to timely pass these price adjustments to the end-users.  We believe these price increases will continue to have a negative impact on margins until the excess costs are able to be passed through to the marketplace, or until material costs decline in the marketplace.  Recently, due to current pricing levels and the strengthening U.S. dollar, imports have increased and created an excess supply condition domestically.  This historically has led to some normalization/stability in the marketplace which is starting to be seen as material prices have become softer.  Our acquisitions completed during the past year have had a dilutive impact on our margins as we transition them into our enterprise resource planning system. Without the impact of the acquisitions completed over the past 18 months, the margins from our other plants continued to be above 30.8% during the period, comparable to historical levels.  Once we have the opportunity to fully analyze the business cost structure and implement our costs systems, we believe margins at the recently acquired plants will improve to levels closer to the rest of our business.

Our manufacturing costs increased from $253.0 million for fiscal year 2018 to $277.4 million for fiscal year 2019, or 9.6%.  Our margin decreased from 31.7% for fiscal year 2018 to 30.8% for fiscal year 2019.  Our margin during the period was impacted primarily by the increased cost of raw materials, and to a lesser extent by the acquisition of ABTL and Wright, which had a dilutive impact on the Company’s reported margin.  The industry continued to be challenged by raw material and freight cost increases.  The tight supply conditions during fiscal year 2019 allowed for multiple price increases on raw materials, as well as other items in the manufacturing process.  Historical price increases were less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, the size and number of increases impacted manufacturers’ ability to timely pass these price adjustments to the end-users.  These price increases continued to have a negative impact on margins.  The acquisition of Wright and ABTL had a dilutive impact on our margins.  We believe once we have the opportunity to fully analyze relevant cost structures and implement our costs systems, the margins of Wright and ABTL will improve to levels closer to the rest of our business.

Selling, general, and administrative expenses. Our selling, general, and administrative (“SG&A”) expenses increased approximately 6.4%, from $73.5 million for fiscal year 2019 to $78.2 million for fiscal year 2020.  As a percentage of sales, SG&A expenses declined from 18.3% in fiscal year 2019 to 17.8% for fiscal year 2020.  Our acquisitions negatively impacted our SG&A expenses by approximately $6.6 million during fiscal year 2020. We continue to seek ways to more fully leverage our SG&A expenses, and to reduce SG&A expenses following acquisitions through the implementation of our systems and processes, which allows us to integrate many of our acquired companies’ back-office processes.

Our SG&A expenses increased approximately 6.2%, from $69.2 million for fiscal year 2018 to $73.5 million for fiscal year 2019.  As a percentage of sales, SG&A expenses declined from 18.8% in fiscal year 2018 to 18.3% for fiscal year 2019.  The acquisitions of Wright and ABTL added approximately $5.7 million and $1.7 million, respectively, in SG&A expenses during fiscal year 2019.

(Gain) loss from disposal of assets. The $0.1 million gain from disposal of assets for fiscal year 2020 is primarily attributed to the sale of a manufacturing facility.  The $0.2 million gain from disposal of assets for fiscal year 2019 is primarily attributed to the sale of an unused manufacturing facility and manufacturing equipment.  The $0.2 million loss from disposal of assets for fiscal year 2018 related primarily to the sale of manufacturing equipment as well as the closing and consolidation of manufacturing facilities.

Income from operations. Primarily due to factors described above, our income from continuing operations for fiscal year 2020 was $50.8 million, or 11.6% of net sales, compared to $50.1 million, or 12.5% of net sales, for fiscal year 2019.  Our acquisitions contributed approximately $6.2 to our operational income during fiscal year 2020.

Our income from continuing operations for fiscal year 2019 was $50.1 million, or 12.4% of net sales, compared to $47.8 million, or 12.9% of net sales, for fiscal year 2018.  Our acquisitions contributed approximately $4.5 million to our operational income during fiscal year 2020, or 8.8%.

Other income (expense).  Other income was $0.4 million for fiscal year 2020 compared to expense of $0.2 million for fiscal year 2019.  The decrease in expense related primarily to approximately $0.5 million less in interest expense due to the payoff of the Credit Facility at the end of the second quarter of fiscal year 2020.  Other expense was $0.2 million for fiscal year 2019 compared to $0.9 million for fiscal year 2018.  This decrease related primarily to the $0.8 million increase of interest income in fiscal year 2019.

Provision for income taxes. Our effective tax rates for fiscal years 2020, 2019 and 2018 were 25.3%, 25.0%, and 30.2%, respectively.  The slightly higher effective tax rate for fiscal year 2020 was primarily due to the establishment of a reserve against our foreign tax credits.  The lower effective tax rate for fiscal year 2019 compared to fiscal year 2018 was primarily due to the enactment of the Tax Act which was in effect for all of fiscal year 2019, but only in effect for a small portion of fiscal year 2018.

Net earnings (loss). Our net earnings from continuing operations were $38.3 million, or $1.47 per diluted share for fiscal year 2020, $32.8 million, or $1.29 per diluted share for fiscal year 2018, and $37.4 million, or $1.45 per diluted share, for fiscal year 2019.  Net earnings from discontinued operations for fiscal year 2018 was $0.01 per diluted share, which consisted of a write-off of a $2.0 million receivable ($1.4 million, net of tax) relating to the escrowed purchase price from the sale of our Apparel Segment and a $1.6 million tax benefit related to the determination of the final tax basis on assets sold in the sale of the Apparel Segment.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2020	2019	2018
Working Capital	$111,915	$134,542	$133,773
Cash	$68,258	$88,442	$96,230

Working Capital. Our working capital decreased by approximately $22.6 million, or 16.8%, from $134.5 million at February 28, 2019 to $111.9 million at February 29, 2020.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 5.3-to-1.0 for fiscal year 2019 to 4.0-to-1.0 for fiscal year 2020.  Our working capital and current ratio were negatively impacted by the repayment of long-term debt of $30.0 million and the adoption of Accounting Standards Update No. 2018-11, Leases (ASC 842): Targeted Improvements, which increased our current liabilities by $5.7 million.

Our working capital increased by approximately $0.8 million, or 0.6%, from $133.8 million at February 28, 2018 to $134.5 million at February 28, 2019.  The increase was primarily due to the increase in our accounts receivable and inventories by $13.6 million, offset by a decrease in cash and prepaid income taxes of $11.2 million, as well as an increase in our accounts payable of $1.6 million.  Our current ratio decreased from 5.5-to-1.0 for fiscal year 2018 to 5.3-to-1.0 for fiscal year 2019.

Our operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the virus is uncertain, but it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to our customers and revenue, labor workforce, and an impairment in the value of our long-lived assets, including property, plant and equipment, goodwill and other intangible assets.

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2020	2019	2018
Net cash provided by operating activities	$57,219	$51,335	$45,290
Net cash used in investing activities	$(21,446)	$(31,770)	$(3,953)
Net cash used in financing activities	$(55,957)	$(27,353)	$(25,573)

Cash flows from operating activities.  Cash provided by operating activities was $57.2 million for fiscal year 2020 (an increase of $5.9 million compared to fiscal year 2019), $51.3 million for fiscal year 2019 (an increase of $6.0 million compared to fiscal year 2018) and $45.3 million for fiscal year 2018.

Our increased operational cash flows in fiscal year 2020 compared to fiscal year 2019 was primarily the result of three factors: (i) a $0.9 million increase in net earnings; (ii) a $0.3 million decrease in our accounts receivable; and (iii) a $6.8 million decrease in our inventories.  These three positive factors were offset by an increase in our prepaid expenses and prepaid income taxes of $4.9 million.

Our increased operational cash flows in fiscal year 2019 compared to fiscal year 2018 was primarily the result of three factors: (i) a $4.5 million increase in net earnings; (ii) a $1.5 million decrease in our accounts receivable; and (iii) a $3.4 million decrease in our prepaid expenses and income taxes.  These positive factors were offset by a $3.6 million increase in inventories and a $2.4 million decrease in accounts payable and accrued expenses.

Cash flows from investing activities. Cash used in investing activities was $21.4 million fiscal year 2020 compared to $31.8 million fiscal year 2019 and $0.4 million fiscal year 2018.  The $10.3 million decrease in cash used in fiscal year 2020 compared to fiscal year 2019 was primarily due to a $1.4 million decrease in capital expenditures and an $8.7 million decrease in costs to acquire businesses.  The $27.8 million increase in cash used in fiscal year 2019 compared to fiscal year 2018 was primarily due to a $2.2 million increase in capital expenditures and a $26.0 million increase in the cost to acquire businesses.

Cash flows from financing activities. Cash used in financing activities was $56.0 million in fiscal year 2020 compared to $27.4 million used in fiscal year 2019 and $25.6 million used in fiscal year 2018.

The increase in our cash used in fiscal year 2020 compared to fiscal year 2019 resulted from two factors: (i) the payment of $30.0 million in long-term debt in fiscal year 2020, compared to the payment of no long-term debt in fiscal year 2019; and (ii) the payment of $0.9 million more in dividends in fiscal year 2020 compared to fiscal year 2019.  These increases were offset by an approximate $2.3 million reduction in cash used to purchase our common stock under our repurchase program in fiscal year 2020 compared to fiscal year 2019.

The increase in our cash used in fiscal year 2019 compared to fiscal year 2018 resulted from two factors: (i) $0.4 million more in dividends were paid in fiscal year 2019 compared to fiscal year 2018; and (ii) $1.5 million more was used to repurchase our common stock under the board-approved repurchase program.

Stock Repurchase – The Board has authorized the repurchase the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors.  Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations.  Since the program’s inception in October 2008, we have repurchased 1,816,354 common shares under the program at an average price of $15.91 per share. During our fiscal year 2020, we repurchased 126,330 shares of common stock at an average price of $19.56 per share.  As of February 29, 2020, $11.1 million remained available to repurchase shares of common stock under the program.  The Company expects to continue to repurchase its shares under the repurchase program during fiscal year 2021 provided that the Board determines such repurchases to be in the best interests of the Company and its shareholders.

Credit Facility – The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of February 29, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  As a result of the extension of maturity until November 11, 2021, the spread will range from 1.85% to 2.5% on future borrowings, depending on our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

During fiscal year 2020, we paid down the remaining $30.0 million on the revolving credit line.  As a result, under the Credit Facility as of February 29, 2020, the Company had no outstanding debt and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million in available borrowing capacity.  It is anticipated that, should it be required, the line of credit available under the Credit Facility will be sufficient to cover our working capital needs for the foreseeable future.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the recent enactment of the Moving Ahead for Progress in the 21st Century (“MAP-21”) in July 2012, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  Prior to MAP-21, the discount rate used in measuring the pension liability was based on the 24-month average of interest rates.  We made contributions of $3.0 million to our Pension Plan during each of our last three fiscal years.  Given our funding status as of February 29, 2020 and absent any significant negative event, we anticipate that our future contributions will be between $1.5 million and $3.0 million per year, depending on our Pension Plan’s funding.  As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funded status, associated liabilities recorded, and future required minimum contributions.  At February 29, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million. During fiscal year 2020 due to the decrease in long-term rates, we decreased the discount rate we used to calculate our pension liability to 2.65% from 4.1% used in fiscal year 2019, which increased our recorded pension liability by approximately $13.5 million (each 10 basis point change in the discount rate potentially impacts our computed pension liability by approximately $930,000).  In addition, we adopted the new MP-2019 mortality improvement scale and the new Pri-2012 Blue Collar mortality tables, which reduced our recorded pension liability by approximately $0.5 million.  The updated mortality table reflects slightly higher mortality compared to the prior tables and the mortality improvement scale reflects slightly lower projected mortality experience improvement in the future compared to the previous assumptions utilized in fiscal year 2019’s valuation of liabilities.  The projected return on our Pension Plan assets was reduced during fiscal year 2019 from 7.5% to 7.0% for fiscal year 2020.  Each 50 basis point increase in our projected return rate would impact our pension expense by approximately $0.3 million.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2021, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million.  We expect to fund these expenditures through existing cash flows.  We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2020 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. We had no off-balance sheet arrangements in place as of February 29, 2020.  The following table represents our contractual commitments as of February 29, 2020 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	43,000	4,600	7,900	9,900	20,600
Letters of credit	652	652	—	—	—
Operating leases	21,822	5,785	9,439	5,100	1,498
Total	$65,474	$11,037	$17,339	$15,000	$22,098

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  We had no variable rate financial instruments outstanding at February 29, 2020 due to the pay-down of our Credit Facility, but we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth following the signature page of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2020.  Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 29, 2020.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of Integrated Print and Graphics and The Flesh Company, which we acquired on March 16, 2019 and July 15, 2019, respectively, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition.  The assets and revenues resulting from these acquisitions constituted approximately 7 and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”).  Based on management’s assessment using those criteria, we believe that, as of February 29, 2020, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of Integrated Print and Graphics and The Flesh Company, which we acquired on March 16, 2019 and July 15, 2019, respectively, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition.  The assets and revenues resulting from these acquisitions constituted approximately 7 and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 29, 2020 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

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

Exhibit 4.1	Description of Ennis, Inc. Securities Registered under Section 12 of the Exchange Act of 1934.*

Exhibit 10.1

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

Exhibit 10.2

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

Exhibit 10.4

Seventh Amendment to Second Amended and Restated Credit Agreement, dated April 13, 2020, by and among Ennis, Inc., each of the co-borrowers party thereto, each of the lenders party thereto, and Bank of America, N.A., in its capacity as administrative agent for the Lenders incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020 (File No. 001-05807).

Exhibit 10.5	2004 Long-Term Incentive Plan, as amended and restated effective June 30, 2011, incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on May 26, 2011.+

Exhibit Number	Description

Exhibit 10.6

Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit 10.7

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Michael D. Magill, effective as of May 15, 2019, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 16, 2019 (File No. 001-05807).+

Exhibit 10.8

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Ronald M. Graham, effective as of May 15, 2019, herein incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 16, 2019 (File No. 001-05807).+

Exhibit 10.9

Amended and Restated Executive Employment Agreement between Ennis, Inc. and Richard L. Travis, Jr., effective as of May 15, 2019, herein incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on May 16, 2019 (File No. 001-05807).+

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

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 29, 2020, filed on May 4, 2020, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENNIS, INC.

Date: May 4, 2020	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 4, 2020	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr.
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 4, 2020	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 4, 2020	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 4, 2020	/s/ FRANK D. BRACKEN
Frank D. Bracken, Director

Date: May 4, 2020	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 4, 2020	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 4, 2020	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 4, 2020	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 4, 2020	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 4, 2020	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 4, 2020	/s/ RICHARD L. TRAVIS, JR.
Richard L. Travis, Jr., Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 4, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases on March 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02: Leases (Topic 842).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas

May 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2020, and our report dated May 4, 2020 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Integrated Print and Graphics and The Flesh Company, wholly-owned subsidiaries whose financial statements reflect total assets and revenues constituting 7 and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020. As indicated in Management’s Report, Integrated Print and Graphics and The Flesh Company were acquired during the year ended 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Integrated Print and Graphics and The Flesh Company.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

May 4, 2020

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 29,	February 28,
	2020	2019
Assets
Current assets
Cash	$68,258	$88,442
Accounts receivable, net of allowance for doubtful receivables of $715 at February 29, 2020 and $1,020 at February 28, 2019	43,086	40,357
Prepaid expenses	1,541	1,760
Prepaid income taxes	2,164	195
Inventories	34,835	35,411
Total current assets	149,884	166,165
Property, plant and equipment
Plant, machinery and equipment	155,744	146,001
Land and buildings	57,887	56,394
Computer equipment and software	19,312	19,084
Other	4,873	4,754
Total property, plant and equipment	237,816	226,233
Less accumulated depreciation	181,414	173,099
Net property, plant and equipment	56,402	53,134
Operating lease right-of-use assets	20,068	—
Goodwill	82,527	81,634
Intangible assets, net	56,557	61,272
Net pension asset	—	580
Other assets	261	300
Total assets	$365,699	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 29,	February 28,
	2020	2019
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,235	$13,728
Accrued expenses	15,069	17,895
Current portion of operating lease liabilities	5,665	—
Total current liabilities	37,969	31,623
Long-term debt	—	30,000
Liability for pension benefits	8,936	—
Deferred income taxes	8,749	10,898
Operating lease liabilities, net of current portion	14,200	—
Other liabilities	1,516	1,437
Total liabilities	71,370	73,958
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 29, 2020 and February 28, 2019	75,134	75,134
Additional paid-in capital	123,052	123,065
Retained earnings	193,809	179,003
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(25,206)	(16,704)
Treasury stock	(72,460)	(71,371)
Total shareholders’ equity	294,329	289,127
Total liabilities and shareholders' equity	$365,699	$363,085

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2020	2019	2018
Net sales	$438,412	$400,782	$370,171
Cost of goods sold	309,488	277,422	252,969
Gross profit margin	128,924	123,360	117,202
Selling, general and administrative	78,173	73,490	69,222
(Gain) loss from disposal of assets	(87)	(217)	162
Income from operations	50,838	50,087	47,818
Other income (expense)
Interest expense	(606)	(1,154)	(777)
Other, net	1,019	1,001	(132)
Total other income (expense)	413	(153)	(909)
Earnings from continuing operations before income taxes	51,251	49,934	46,909
Income tax expense	12,959	12,497	14,151
Earnings from continuing operations	38,292	37,437	32,758
Earnings from discontinued operations, net of tax	—	—	147
Net earnings	$38,292	$37,437	$32,905
Weighted average common shares outstanding
Basic	26,036,393	25,829,804	25,391,998
Diluted	26,036,393	25,842,179	25,417,244
Earnings per share - basic and diluted
Continuing operations	$1.47	$1.45	$1.29
Discontinued operations	$—	$—	$0.01
Net earnings	$1.47	$1.45	$1.30
Cash dividends per share	$0.900	$0.875	$0.875

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2020	2019	2018
Net earnings	$38,292	$37,437	$32,905
Adjustment to pension, net of taxes	(8,502)	(276)	1,680
Comprehensive income	$29,790	$37,161	$34,585

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2018, 2019, AND 2020

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2017	30,053,443	$75,134	$121,525	$150,685	$(15,261)	(4,686,821)	$(80,728)	$251,355
Net earnings	—	—	—	32,905	—	—	—	32,905
Adjustment to pension (net of deferred tax of $1,030) and reclassification of the income tax effects of the US Tax Cuts and Jobs Act	—	—	—	2,847	(1,167)	—	—	1,680
Dividends paid ($0.875 per share)	—	—	—	(22,260)	—	—	—	(22,260)
Stock based compensation	—	—	1,337	—	—	—	—	1,337
Exercise of stock options and restricted stock	—	—	(1,529)	—	—	88,771	1,529	—
Common stock repurchases	—	—	—	—	—	(191,178)	(3,313)	(3,313)
Balance February 28, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	37,437	—	—	—	37,437
Adjustment to pension, net of deferred tax of $92	—	—	—	—	(276)	—	—	(276)
Dividends paid ($0.875 per share)	—	—	—	(22,611)	—	—	—	(22,611)
Stock based compensation	—	—	1,397	—	—	—	—	1,397
Exercise of stock options and restricted stock	—	—	(1,539)	—	—	110,806	1,608	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	(247,803)	(4,811)	(4,811)
Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	38,292	—	—	—	38,292
Adjustment to pension, net of deferred tax of $2,834	—	—	—	—	(8,502)	—	—	(8,502)
Dividends paid ($0.90 per share)	—	—	—	(23,486)	—	—	—	(23,486)
Stock based compensation	—	—	1,369	—	—	—	—	1,369
Exercise of stock options and restricted stock	—	—	(1,382)	—	—	87,143	1,382	—
Common stock repurchases	—	—	—	—	—	(126,330)	(2,471)	(2,471)
Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$38,292	$37,437	$32,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,425	9,071	8,033
Amortization of deferred finance charges	47	114	114
Amortization of intangible assets	7,769	7,118	6,058
Pre-tax loss from discontinued operations	—	—	2,000
(Gain) loss from disposal of assets	(87)	(217)	162
Bad debt expense, net of recoveries	(59)	212	(265)
Stock based compensation	1,369	1,397	1,337
Deferred income taxes	478	(742)	(1,794)
Net pension expense	(1,819)	(1,683)	(1,400)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,781	1,480	(21)
Prepaid expenses and income taxes	(1,538)	3,408	(2,699)
Inventories	3,241	(3,580)	1,566
Other assets	43	5	65
Accounts payable and accrued expenses	(2,614)	(2,383)	(847)
Other liabilities	(109)	(302)	76
Net cash provided by operating activities	57,219	51,335	45,290
Cash flows from investing activities:
Capital expenditures	(3,394)	(4,824)	(2,667)
Purchase of businesses, net of cash acquired	(18,733)	(27,389)	(1,350)
Proceeds from disposal of plant and property	681	443	64
Net cash used in investing activities	(21,446)	(31,770)	(3,953)
Cash flows from financing activities:
Repayment of debt	(30,000)	—	—
Dividends paid	(23,486)	(22,611)	(22,260)
Common stock repurchases	(2,471)	(4,811)	(3,313)
Proceeds from exercise of stock options	—	69	—
Net cash used in financing activities	(55,957)	(27,353)	(25,573)
Net change in cash	(20,184)	(7,788)	15,764
Cash at beginning of period	88,442	96,230	80,466
Cash at end of period	$68,258	$88,442	$96,230

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 29, 2020, February 28, 2019 and February 28, 2018 (fiscal years ended 2020, 2019 and 2018, respectively).

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

Inventories. With the exception of approximately 9.4% and 8.9% of its inventories valued at the lower of last-in, first-out (LIFO) for fiscal years 2020 and 2019, respectively, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or net realizable value.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.  The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2020 and 2019 were $1.1 million and $0.9 million, respectively.

Property, Plant and Equipment. Depreciation and amortization of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 3 to 11 years for machinery and equipment and 10 to 33 years for buildings and improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property.

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets are amortized on a straight-line basis over their estimated useful lives.  Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a quantitative or qualitative fair-value-based test that compares the fair value of the related business unit to its carrying value.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The carrying amounts of cash, accounts receivables, and accounts payable approximate fair value because of the short maturity and/or variable rates associated with these instruments.  Long-term debt as of fiscal year ended 2019 approximates its fair value as the interest rate is tied to market rates.  The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

Revenue Recognition. We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $11.0 million, $10.3 million and $9.7 million of revenue was recognized under these arrangements during fiscal years 2020, 2019 and 2018, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $1.0 million, $0.8 million and $0.9 million during the fiscal years ended 2020, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.  Included in this advertising expense is amortization related to direct response advertising of approximately $0.2 million, $0.1 million, and $0.2 million for the fiscal years ended 2020, 2019 and 2018, respectively.  Unamortized direct advertising costs included in prepaid expenses at fiscal years ended 2020, 2019 and 2018 were approximately $0.1 million, $0.2 million, and $0.1 million, respectively.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company established a valuation allowance related to its foreign tax credit of $0.4 million as a result of continued focus on domestic opportunities and no current plans to enter foreign markets.

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.  This is calculated using the treasury stock method.  For fiscal years 2019 and 2018, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  No options were outstanding at the end of fiscal year 2020.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources.  Other comprehensive income consisted of changes in the funded status of the Company’s pension plan.

Foreign Currency Translation. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations in other expense, net as incurred. Transaction losses totaled approximately $15,000, $18,000, and $7,000 for fiscal years ended 2020, 2019 and 2018, respectively.

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

Stock Based Compensation. The Company recognizes stock based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  Actual forfeitures are recorded when they occur.  The fair value of all share based awards is estimated on the date of grant.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas.   ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein.  The Company is currently evaluating the impact of ASU 2019-12 on the consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented separately from the service cost component, outside a subtotal of operating income.  Additionally, only the service cost component of net benefit costs will be eligible for capitalization.  The Company retrospectively adopted this guidance as of March 1, 2018. The impact of adoption was a $288,000 decrease in cost of sales, a $229,000 decrease in selling, general and administrative expenses and a $517,000 increase in other expense-net for the fiscal year ended February 28, 2018 compared to the amount previously reported. The impact of adoption was a $780,000 decrease in cost of sales, $610,000 decrease in selling, general and administrative expenses and $1,390,000 increase in other expense-net for the fiscal year ended February 28, 2017 compared to the amount previously reported.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments.  Under the new guidance, entities will be required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts.  ASU 2016-13 will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company does not expect the adoption of ASU 2016-13 will have a significant impact on the Company’s financial condition.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the Company’s historic accounting under Topic 605, and no adjustment has been recorded to beginning retained earnings due to there being no change in revenue recognition for prior periods.

The adoption did not have a significant effect on the Company’s consolidated results of operations, financial position or cash flows.

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consist of the sale of commercial printing products in the continental United States and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.  Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are FOB shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination.

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer.  Storage revenue for certain customers may be recognized over time rather than at a point in time.  The amount of storage revenue is immaterial to the financial statements.  As the output method for measure of progress is determined to be appropriate, the Company recognizes revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 29, 2020.

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

The Company’s contracts with customers are generally short-term in nature.  Accordingly, the Company does not disclose the value of unsatisfied performance obligations nor the timing of revenue recognition.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2020	2019	2018
Balance at beginning of period	$1,020	$1,194	$1,674
Bad debt expense, net of recoveries	(59)	212	(265)
Accounts written off	(246)	(386)	(215)
Balance at end of period	$715	$1,020	$1,194

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Raw material	$20,267	$21,717
Work-in-process	4,557	4,172
Finished goods	10,011	9,522
	$34,835	$35,411

The excess of current costs at FIFO over LIFO stated values was approximately $4.9 million and $5.0 million as of fiscal years ended 2020 and 2019, respectively.  During both fiscal year 2020 and 2019, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared with the cost of fiscal year 2019 and 2018, as applicable.  The effect decreased cost of sales by approximately $0.1 million, $0.1 million and $0.3 million for fiscal years 2020, 2019 and 2018, respectively.  Cost includes materials, labor and overhead related to the purchase and production of inventories.

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  The Company recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Flesh’s main manufacturing facility and warehouse. The acquisition of Flesh expands the Company’s operations with respect to business forms, checks, direct mail services, integrated products and labels.

The following is a summary of the preliminary purchase price allocation for Flesh (in thousands):

Accounts receivable	$2,480
Inventories	1,343
Other assets	191
Right-of-use asset	715
Property, plant & equipment	7,065
Customer lists	337
Trademarks	880
Non-compete	20
Accounts payable and accrued liabilities	(2,251)
Operating lease liability	(700)
Deferred income taxes	(206)
$9,874

On March 16, 2019, the Company acquired the assets of Integrated Print & Graphics (“Integrated”), which is based in South Elgin, Illinois, for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  During the fiscal year ended February 29, 2020, the Company incurred approximately $29,000 of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated, which prior to the acquisition generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, creates additional capabilities within our high color commercial print product line.

The following is a summary of the preliminary purchase price allocation for Integrated (in thousands):

Accounts receivable	$1,971
Inventories	1,322
Other assets	72
Property, plant & equipment	3,828
Right-of-use asset	2,041
Customer lists	896
Trademarks	896
Non-compete	25
Goodwill	893
Accounts payable and accrued liabilities	(1,044)
Operating lease liability	(2,041)
$8,859

On July 31, 2018, the Company acquired, by way of a merger, all of the outstanding equity interests of Wright Business Forms, Inc., d/b/a Wright Business Graphics (“Wright”), a printing company headquartered in Portland, Oregon with additional locations in Washington and California.  As partial consideration for the acquisition, the Company issued an aggregate of 829,126 shares of its common stock to the stockholders of Wright, valued at approximately $16.2 million at the time of issuance under the merger agreement.  An additional $19.7 million in cash was paid to the stockholders of Wright, subject to a final working capital adjustment, and $2.6 million was paid to extinguish outstanding debt.  The goodwill recognized as a part of the transaction is not deductible for tax purposes.  Since the acquisition, the Company has incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  These costs were recorded in selling, general and administrative expenses.  Wright produces forms, pressure seal, packaging, direct mail, checks, statement processing and commercial printing and sells mainly through distributors and resellers.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$38,871

On April 30, 2018, the Company acquired the assets of Allen-Bailey Tag & Label, a tag and label operation located in New York for $4.7 million in cash plus the assumption of trade payables, subject to a working capital adjustment.  In addition, contingent consideration of up to $500,000 is payable to the sellers if certain sales levels are maintained over the next three years following the closing.  Prior to the acquisition, ABTL generated approximately $12.0 million in sales for the twelve months ended December 31, 2017.  On July 7, 2017, the Company acquired the assets of a separate tag operation located in Ohio for $1.4 million in cash plus the assumption of certain accrued liabilities.  Management considers both of these acquisitions immaterial.

The results of operations for Wright, Integrated and Flesh are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The following table sets forth certain operating information on a pro forma basis as though the respective acquisition had occurred as of the beginning of the comparable prior period.  The following pro forma information for fiscal year 2020 includes Flesh and Integrated, fiscal year 2019 includes Flesh, Wright and Integrated, and fiscal year 2018 includes Wright.  The pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2020	2019	2018
Pro forma net sales	$449,841	$474,124	$427,174
Pro forma net earnings	37,379	38,474	35,694
Pro forma earnings per share - diluted	1.44	1.49	1.40

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

(6) Discontinued Operations

On May 25, 2016 the Company sold its apparel segment, consisting of Alstyle Apparel, LLC and its subsidiaries (the “Apparel Segment”), to Gildan Activewear Inc. for an all-cash purchase price of $110.0 million, subject to a working capital adjustment, customary indemnification arrangements, and the other terms of the unit purchase agreement.

At the time of the sale of the Company’s former apparel operations, $2.0 million of the purchase price was placed in escrow as a source of funds to pay any liabilities that arose post-closing from an employment contract with a former

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

officer of the Company.  The Company believed in good faith, based on consultation with its advisors, that no liability existed with respect to the employment contract, and as such, recorded a receivable for the full amount of the funds held in escrow.  In January 2017, the purchaser, without notice to the Company, voluntarily paid $2.0 million to the former officer of the Company and requested that all of the escrowed funds be released to it as reimbursement.  The Company denied the request, due in part because of the purchaser’s failure to provide the Company prior notice and a right to defend, as the Company believes was contractually required.  In February 2018 an arbitrator ruled that the escrow funds be released to the purchaser.  Although the Company has filed a complaint to vacate the arbitrator’s opinion, in the fourth quarter of fiscal year 2018, the Company wrote off the full amount of the receivable.

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

(7) Leases

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the fiscal year ended February 29, 2020.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Components of lease expense for the three fiscal years ended (in thousands):

	2020	2019	2018
Operating lease cost	$6,523	$—	$—

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,483	$—	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,009	$—	$—

Under the previous accounting standard, ASC Topic 840, Leases, which was effective though February 28, 2019, the rent expense under operating leases for the years ended February 28, 2019 and 2018, was $5.9 million and $5.3 million, respectively.

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	4.34%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2021	$5,785
2022	5,194
2023	4,245
2024	2,946
2025	2,154
Thereafter	1,498
Total future minimum lease payments	$21,822
Less imputed interest	1,957
Present values of lease liabilities	$19,865

As of February 28, 2019, future minimum payments, under operating leases applying legacy guidance prior to the adoption of ASU 2016-02, that were either non-cancelable or subject to significant penalty upon cancellation, were $5,586 for 2020, $3,783 for 2021, $2,607 for 2022, $2,108 for 2023, $1,619 for 2024 and $2,431 for thereafter.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized.  Goodwill and other intangible assets are tested for impairment at a reporting unit level.  The Company historically has performed its annual impairment test as of November 30, the last day of the third quarter and during 2020 the Company changed its date to the first day of the fourth quarter, December 1.  Accordingly, the annual impairment test of goodwill was performed as of both November 30 and updated as of December 1 of fiscal year 2020 with no impact on the financial statements.  This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to the Company’s previously issued financial statements.  No impairment was recorded during fiscal year 2020.  The Company’s impairment tests indicated significant cushion between its carrying value and fair market value.

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for fiscal year 2020 or fiscal year 2019.

Beginning March 1, 2017, given the general declining trend line of print sales, and its expected continuance into the foreseeable future, the Company determined to treat the recorded value of trademarks/trade names as no longer being an indefinite-lived asset. As such, as of March 1, 2017, the Company began amortizing the carrying value of these assets over their estimated remaining useful life, approximately 17 - 19 years.  The amortization expense increased the Company’s selling, general and administrative expense line by approximately $0.8 million during fiscal year 2018, approximately $1.2 million during fiscal year 2019 and approximately $1.9 million during fiscal year 2020.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 29, 2020	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	12.6	$26,161	$5,811	$20,350
Customer lists	7.4	73,102	37,161	35,941
Non-compete	1.8	767	501	266
Patent	—	783	783	—
Total	9.2	$100,813	$44,256	$56,557

As of February 28, 2019
Amortized intangible assets
Trademarks and trade names	13.8	$24,385	$3,906	$20,479
Customer lists	8.2	71,869	31,498	40,371
Non-compete	2.5	722	300	422
Patent	—	783	783	—
Total	10.0	$97,759	$36,487	$61,272

Aggregate amortization expense for each of the fiscal years 2020, 2019 and 2018 was approximately $7.8 million, $7.1 million and $6.1 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2021	$7,772
2022	7,596
2023	6,666
2024	6,516
2025	6,341

Changes in the net carrying amount of goodwill for fiscal years 2019 and 2020 are as follows (in thousands):

Balance as of March 1, 2018	$70,603
Goodwill acquired	11,031
Balance as of February 28, 2019	81,634
Goodwill acquired	893
Balance as of February 29, 2020	$82,527

   During fiscal year 2020, $0.9 million was added to goodwill related to the acquisition of Integrated.  During fiscal year 2019, $11.0 million was added to goodwill related to the acquisition of Wright.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 29,	February 28,
	2020	2019
Employee compensation and benefits	$13,171	$15,950
Taxes other than income	464	583
Accrued legal and professional fees	190	203
Accrued interest	78	188
Accrued utilities	90	90
Accrued acquisition related obligations	240	214
Accrued credit card fees	195	146
Other accrued expenses	641	521
	$15,069	$17,895

(10) Long-Term Debt

Long-term debt consisted of the following at fiscal years ended (in thousands):

	February 29, 2020	February 28, 2019
Revolving credit facility	$—	$30,000

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  As of February 29, 2020, the Company was in compliance with all terms and conditions of its Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.0% to 2.0%, which rate was 3.6% (3 month LIBOR + 1.0%) at February 28, 2019.  As a result of the extension of maturity until November 11, 2021, the spread will range from 1.85% to 2.5% on future borrowings, depending on the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

During fiscal year 2020, the Company paid down the remaining $30.0 million on the revolving credit line.  As a result, under the Credit Facility as of February 29, 2020, the Company had no outstanding debt and $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million in available borrowing capacity.

(11) Shareholders’ Equity

The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended February 29, 2020 the Company repurchased 126,330 shares of common stock under the program at an average price of $19.56 per share.  Since the program’s inception in October 2008, there have been 1,816,354 common shares repurchased at an average price of $15.91 per share. As of February 29, 2020 there was $11.1 million available to repurchase shares of the Company’s common stock under the program.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(12) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended 2018, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 520,104 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the years ended 2020, 2019 and 2018, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.4 million, $1.4 million and $1.3 million, respectively.

Stock Options

The following occurred with respect to the Company’s stock options for each of the three years ended February 29, 2020:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2017	172,496	$15.95	4.2	$223
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at February 28, 2018	172,496	$15.95	3.2	$612
Granted	—	—
Terminated	—	—
Exercised	(110,906)	15.99
Outstanding at February 28, 2019	61,590	$15.88	1.8	$327
Granted	—	—
Terminated	—	—
Exercised	(61,590)	$15.88
Outstanding at February 29, 2020	—	—	—	—
Exercisable at February 29, 2020	—	—	—	—

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the NYSE over the applicable exercise price.

No stock options were granted during fiscal years 2020, 2019 or 2018.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2020	2019	2018
Total cash received	$—	$69	$—
Total grant-date fair value	201	345	—
Intrinsic value	267	534	—

The Company had no unvested stock options outstanding at any time during the fiscal year ended February 29, 2020.

Restricted Stock

The following occurred with respect to the Company’s restricted stock awards for each of the three fiscal years ended February 29, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2017	166,546	$16.35
Granted	74,900	16.30
Terminated	—	—
Vested	(88,771)	15.90
Outstanding at February 28, 2018	152,675	$16.59
Granted	83,789	20.54
Terminated	—	—
Vested	(81,359)	16.01
Outstanding at February 28, 2019	155,105	$19.03
Granted	66,669	20.41
Terminated	(3,920)	17.02
Vested	(73,928)	18.90
Outstanding at February 29, 2020	143,926	$19.79

As of February 29, 2020, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.7 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years.  As of February 29, 2020, the Company’s outstanding restricted stock had an underlying fair value of $2.8 million at date of grant.

(13) Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 16% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2020	2019
Equity securities	47%	46%
Debt securities	44%	48%
Cash and cash equivalents	9%	6%
Total	100%	100%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation.  The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 29, 2020 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	35 – 55%
Equity	45 – 60%

The Company estimates the long-term rate of return on Pension Plan assets will be 7.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2020 was 7.0%.  The rate used in the calculation of fiscal year 2019 pension expense was 7.5%.

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value as of February 29, 2020 and February 28, 2019 (in thousands):

	February 29, 2020
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,615	$5,615	$—	$—
Government bonds	9,836	—	9,836	—
Corporate bonds	16,879	—	16,879	—
Domestic equities	20,567	20,567	—	—
Foreign equities	7,703	7,703	—	—
	$60,600	$33,885	$26,715	$—

	February 28, 2019
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,945	$3,945	$—	$—
Government bonds	16,128	—	16,128	—
Corporate bonds	10,722	—	10,722	—
Domestic equities	20,903	20,903	—	—
Foreign equities	6,023	6,023	—	—
	$57,721	$30,871	$26,850	$—

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2020	2019	2018
Components of net periodic benefit cost
Service cost	$1,088	$1,106	$1,083
Interest cost	2,254	2,274	2,270
Expected return on plan assets	(4,198)	(4,109)	(3,794)
Amortization of:
Unrecognized net loss	2,036	2,047	2,041
Net periodic benefit cost	1,180	1,318	1,600

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	13,371	2,414	(669)
Amortization of net actuarial loss	(2,036)	(2,047)	(2,041)
	11,335	367	(2,710)
Total recognized in net periodic pension cost and other comprehensive income	$12,515	$1,685	$(1,110)

The estimated net actuarial loss of the Pension Plan expected to be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year is approximately $3.4 million.

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2020	2019	2018
Weighted average discount rate (net periodic pension cost)	4.10%	4.05%	4.10%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	7.00%	7.50%	7.50%
Weighted average discount rate (benefit obligations)	2.65%	4.10%	4.05%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2020, the Company adopted the new MP-2019 improvement scale and the new Pri-2012 Blue Collar mortality tables to determine their benefit obligations under the Pension Plan.  The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2020	2019
Change in benefit obligation
Projected benefit obligation at beginning of year	$57,141	$57,619
Service cost	1,088	1,106
Interest cost	2,254	2,274
Actuarial (gain) loss	12,853	(367)
Other assumption change	(549)	(120)
Benefits paid	(3,251)	(3,371)
Projected benefit obligation at end of year	$69,536	$57,141
Change in plan assets:
Fair value of plan assets at beginning of year	$57,721	$56,884
Company contributions	3,000	3,000
Gain on plan assets	3,130	1,208
Benefits paid	(3,251)	(3,371)
Fair value of plan assets at end of year	$60,600	$57,721
Funded (unfunded) status	$(8,936)	$580
Accumulated benefit obligation at end of year	$63,340	$52,747

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company contributed $3.0 million to the Pension Plan during fiscal year 2020.  Depending on the Pension Plan’s projected funding status, the Company expects to contribute between $1.5 and $3.0 million to the Pension Plan during fiscal year 2021.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2021	$4,600
2022	4,700
2023	3,200
2024	4,900
2025	5,000
2026 – 2030	20,600

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $2.1 million, $1.7 million and $1.2 million in fiscal years ended 2020, 2019 and 2018, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $194,000, $206,000, and $203,000, in fiscal years ended 2020, 2019 and 2018, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2020	2019	2018
Current:
Federal	$10,838	$11,381	$14,001
State and local	1,642	1,858	1,944
Total current	12,480	13,239	15,945
Deferred:
Federal	526	(651)	(1,811)
State and local	(47)	(91)	17
Total deferred	479	(742)	(1,794)
Total provision for income taxes	$12,959	$12,497	$14,151

The Company’s effective tax rate on earnings from operations for the year ended February 29, 2020, was 25.3%, compared to 25.0% and 30.2% in 2019 and 2018, respectively.  The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2020	2019	2018
Statutory rate	21.0%	21.0%	32.7%
Provision for state income taxes, net of federal income tax benefit	2.5	2.8	2.8
Domestic production activities deduction	—	—	(2.8)
Change in valuation allowance	0.8	—	—
Federal true-up	0.9	0.4	4.1
Tax Cuts and Jobs Act	—	—	(7.6)
Other	0.1	0.8	1.0
	25.3%	25.0%	30.2%

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

Deferred tax assets	2020	2019
Allowance for doubtful receivables	$164	$204
Inventories	925	924
Employee compensation and benefits	883	820
Pension and noncurrent employee compensation benefits	5,011	2,653
Operating lease liabilities	4,868	—
Net operating loss and foreign tax credits	1,097	429
Stock options	233	326
Other	60	—
Total deferred tax assets	$13,241	$5,356
Less: valuation allowance	(408)	—
Total deferred tax assets, net	$12,833	$5,356
Deferred tax liabilities
Property, plant and equipment	$6,060	$5,485
Goodwill and other intangible assets	10,547	10,710
Right-of-use assets	4,804	—
Property tax	95	59
Other	76	—
Total deferred tax liabilities	$21,582	$16,254
Net deferred income tax liabilities	$8,749	$10,898

During fiscal year 2020, the Company established a valuation allowance related to its foreign tax credit of $0.4 million as a result of continued focus on domestic opportunities and no current plans to enter foreign markets.

At fiscal year-end 2020, the Company had federal net operating loss (“NOL”) carry forwards of approximately $3.0 million.  This NOL is related to the acquisitions of Flesh and Impressions Direct.  The NOL is subject to a Section 382 limitation of $0.1 million per year.  Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At fiscal year-end 2020 and 2019, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.1 million and $0.1 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized.  The interest expense associated with the unrecognized tax benefit is not material.  A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2020 and 2019 is as follows (in thousands):

	2020	2019
Balance at March 1, 2019	$120	$141
Additions based on tax positions	—	26
Reductions due to lapses of statues of limitations	(20)	(47)
Balance at February 29, 2020	$100	$120

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2015.  All material state and local income tax matters have been concluded for years through 2015 and foreign tax jurisdictions through 2015.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.  Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2020, 2019 and 2018.

The outbreak of the COVID-19 pandemic presents various global risks.  The full impact of the COVID-19 pandemic continues to evolve as of the date of this report.  Management is actively monitoring the situation as pertains to the Company’s financial condition, liquidity, operations, suppliers, industry and workforce.  Given the ongoing evolution of the pandemic and the global responses to control its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its results of operation, financial condition, or liquidity for fiscal year 2021.  Currently, the Company is considering deferring payments of payroll taxes to the extent allowable under the Coronavirus Aid, Relief and Economic Security (CARES) Act.  The Company is also reviewing other provisions of the CARES Act and does not expect a significant tax impact.

(15) Earnings per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2020	2019	2018
Basic weighted average common shares outstanding	26,036,393	25,829,804	25,391,998
Effect of dilutive options	—	12,375	25,246
Diluted weighted average common shares outstanding	26,036,393	25,842,179	25,417,244
Earnings per share - basic and diluted
Earnings per share on continuing operations	$1.47	$1.45	$1.29
Earnings per share on discontinued operations	—	—	0.01
Net earnings	$1.47	$1.45	$1.30
Cash dividends	$0.900	$0.875	$0.875

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share.  Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security.  Accordingly, the presentation above is prepared on a combined basis.  For fiscal years 2019 and 2018, all options were included in the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  No options were outstanding at the end of fiscal year 2020.

(16) Commitments and Contingencies

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

(17) Supplemental Cash Flow Information

Net cash flows from operating activities reflect cash payments for interest and income taxes, as well as the noncash reclassification of the income tax effects associated with the Tax Act, are as follows for the three fiscal years ended (in thousands):

	2020	2019	2018
Supplemental disclosure of cash flow information
Interest paid, net	$715	$1,109	$731
Income taxes paid, net	$14,470	$9,866	$15,468

Noncash investing and financing activities
Reclassification of the income tax effects of the Tax Act	$—	$—	$2,847

(18) Quarterly Consolidated Financial Information (Unaudited)

The following table represents the unaudited quarterly financial data of the Company for fiscal years ended 2020 and 2019 (in thousands, except per share amounts and quarter over quarter comparison):

For the three months ended	May 31	August 31	November 30	February 29
Fiscal year ended 2020:
Net sales	$108,033	$108,816	$114,860	$106,703
Gross profit margin	32,696	32,458	33,836	29,934
Net earnings	9,632	9,533	10,553	8,574
Dividends paid	5,875	5,876	5,871	5,864
Per share of common stock:
Basic net earnings	$0.37	$0.37	$0.41	$0.33
Diluted net earnings	$0.37	$0.37	$0.41	$0.33
Dividends	$0.225	$0.225	$0.225	$0.225
Fiscal year ended 2019:
Net sales	$93,419	$98,591	$108,070	$100,702
Gross profit margin	30,191	30,323	33,755	29,091
Net earnings	9,247	9,567	10,419	8,204
Dividends paid	5,083	5,728	5,922	5,878
Per share of common stock:
Basic net earnings	$0.37	$0.37	$0.40	$0.32
Diluted net earnings	$0.36	$0.37	$0.40	$0.32
Dividends	$0.200	$0.225	$0.225	$0.225

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member who was the former owner of Independent Printing Company, Inc., a business that the Company acquired.  The total right-of-use asset and related lease liability as of February 29, 2020 was $1.8 million and $1.8 million, respectively.  During fiscal year 2020, total lease payments made to, and sales made to, the related party were approximately $0.4 million and $1.5 million, respectively.

(20) Concentrations of Risk

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

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers.  For fiscal years 2020, 2019 and 2018, the Company purchased 41%, 45% and 47%, respectively, of its materials from one third party vendor.  As of February 29, 2020 and February 28, 2019, the net amount due to the vendor was $4.7 million and $4.0 million, respectively.  While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000.  At February 29, 2020, cash balances included $66.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.

(21) Subsequent Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China, and by early 2020, the virus had spread to other countries, including the United States.  This pandemic has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which the Company operates.

In response to COVID-19, federal, state and local authorities have recommended social distancing and have imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  The Company’s plants are deemed “essential,” largely due to the Company’s involvement in many important sectors of the economy, including healthcare, government, food and beverage and banking, and thus most of the Company’s plants are currently operating at close-to-normal utilization levels.  With respect to plants that are underutilized, the Company has made reductions in staffing levels as deemed appropriate, and the Company may take further actions in the future.

The Company has developed and continues to hone contingency plans covering multiple scenarios with respect to COVID-19, but the ultimate impact of the pandemic on the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and which cannot be predicted.  As stabilization is starting to take place, states and local governments have recently begun to institute their phased reopening plans to restart their state and local economies.  Whether this will be long lasting or lead to another round of closures is not known.  As of the date of his report, no other financial statement impact has been recorded, including any impairment of goodwill or long-lived assets.