Form 10-Q
period 2020-05-31
ENNIS, INC.
filed 2020-07-02
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2020

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

As of June 26, 2020, there were 26,073,122 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31,	February 29,
	2020	2020
Assets
Current assets
Cash	$75,832	$68,258
Accounts receivable, net of allowance for doubtful receivables of $940 at May 31, 2020 and $715 at February 29, 2020	33,167	43,086
Prepaid expenses	1,250	1,541
Prepaid income taxes	939	2,164
Inventories	34,235	34,835
Total current assets	145,423	149,884
Property, plant and equipment
Plant, machinery and equipment	152,253	155,744
Land and buildings	57,859	57,887
Computer equipment and software	19,317	19,312
Other	4,873	4,873
Total property, plant and equipment	234,302	237,816
Less accumulated depreciation	179,243	181,414
Net property, plant and equipment	55,059	56,402
Operating lease right-of-use assets	18,647	20,068
Goodwill	82,527	82,527
Intangible assets, net	54,585	56,557
Other assets	260	261
Total assets	$356,501	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	May 31,	February 29,
	2020	2020
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,027	$17,235
Accrued expenses	13,763	15,069
Current portion of operating lease liabilities	5,443	5,665
Total current liabilities	31,233	37,969
Liability for pension benefits	8,936	8,936
Deferred income taxes	8,893	8,749
Operating lease liabilities, net of current portion	12,986	14,200
Other liabilities	1,455	1,516
Total liabilities	63,503	71,370
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2020 and February 29, 2020	75,134	75,134
Additional paid-in capital	122,266	123,052
Retained earnings	192,130	193,809
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(24,773)	(25,206)
Treasury stock	(71,759)	(72,460)
Total shareholders’ equity	292,998	294,329
Total liabilities and shareholders' equity	$356,501	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2020	2019
Net sales	$88,996	$108,033
Cost of goods sold	65,089	75,337
Gross profit margin	23,907	32,696
Selling, general and administrative	18,123	19,703
Gain from disposal of assets	(112)	—
Income from operations	5,896	12,993
Other income (expense)
Interest expense	(3)	(317)
Other, net	(238)	340
Total other income (expense)	(241)	23
Earnings before income taxes	5,655	13,016
Income tax expense	1,470	3,384
Net earnings	$4,185	$9,632
Weighted average common shares outstanding
Basic	25,975,010	26,028,337
Diluted	25,975,010	26,028,337
Earnings per share
Basic	$0.16	$0.37
Diluted	$0.16	$0.37
Cash dividends per share	$0.225	$0.225

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended
	May 31,
	2020	2019
Net earnings	$4,185	$9,632
Adjustment to pension, net of taxes	433	234
Comprehensive income	$4,618	$9,866

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	4,185	—	—	—	4,185
Adjustment to pension, net of deferred tax of $144	—	—	—	—	433	—	—	433
Dividends paid ($0.225 per share)	—	—	—	(5,864)	—	—	—	(5,864)
Stock based compensation	—	—	338	—	—	—	—	338
Exercise of stock options and restricted stock	—	—	(1,124)	—	—	64,151	1,124	—
Common stock repurchases	—	—	—	—	—	(26,472)	(423)	(423)
Balance May 31, 2020	30,053,443	$75,134	$122,266	$192,130	$(24,773)	(4,098,607)	$(71,759)	$292,998

Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	9,632	—	—	—	9,632
Adjustment to pension, net of deferred tax of $78	—	—	—	—	234	—	—	234
Dividends paid ($0.225 per share)	—	—	—	(5,875)	—	—	—	(5,875)
Stock based compensation	—	—	358	—	—	—	—	358
Exercise of stock options and restricted stock	—	—	(1,312)	—	—	83,095	1,312	—
Common stock repurchases	—	—	—	—	—	(62,038)	(1,212)	(1,212)
Balance May 31, 2019	30,053,443	$75,134	$122,111	$182,760	$(16,470)	(4,076,042)	$(71,271)	$292,264

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	May 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$4,185	$9,632
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,444	2,477
Amortization of deferred finance charges	—	28
Amortization of intangible assets	1,972	1,904
Gain from disposal of assets	(112)	—
Bad debt expense, net of recoveries	648	40
Stock based compensation	338	358
Net pension expense	577	295
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	9,271	412
Prepaid expenses and income taxes	1,517	755
Inventories	600	(93)
Accounts payable and accrued expenses	(6,514)	487
Other liabilities	(76)	(624)
Net cash provided by operating activities	14,850	15,671
Cash flows from investing activities:
Capital expenditures	(1,125)	(802)
Purchase of businesses, net of cash acquired	—	(8,859)
Proceeds from disposal of plant and property	136	—
Net cash used in investing activities	(989)	(9,661)
Cash flows from financing activities:
Dividends paid	(5,864)	(5,875)
Common stock repurchases	(423)	(1,212)
Net cash used in financing activities	(6,287)	(7,087)
Net change in cash	7,574	(1,077)
Cash at beginning of period	68,258	88,442
Cash at end of period	$75,832	$87,365

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020, from which the accompanying consolidated balance sheet at February 29, 2020 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

Recent Accounting Pronouncements

Recently Adopted Accounting Updates

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”).  The standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including during an interim period.  This new standard requires changes to disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively.  The Company adopted ASU 2018-13 as of March 1, 2020 and the adoption of this standard had no impact on the Company’s financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments.  Unlike the new guidance, entities will be required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts.  The Company adopted ASU 2016-13 as of March 1, 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Updates

In December 2019, the FASB issued Accounting Standards Update ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification n several other areas.  ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein.  The Company is currently evaluating the impact of ASU 2019-12 on the consolidated financial statements.

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

FOR THE PERIOD ENDED MAY 31, 2020

2. Revenue

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

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer.  Storage revenue for certain customers may be recognized over time rather than at a point in time.  As of the date of this report, the amount of storage revenue is immaterial to the Company’s financial statements.  The output method for measure of progress is determined to be appropriate, the Company recognizes storage revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2020.

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

FOR THE PERIOD ENDED MAY 31, 2020

3. Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in the United States.  The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution).  The Company does not typically require its customers to post a deposit or supply collateral.  The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible.  This analysis includes the pooling of receivables based on risk assessment and then assessing a default probability to these pooled balances, which can be influenced by several factors including (i) current market conditions, (ii) historical experience, (iii) reasonable forecast, and (iv) review of customer receivable aging and payment trends.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended
	May 31,
	2020	2019
Balance at beginning of period	$715	$1,020
Bad debt expense, net of recoveries	648	40
Accounts written off	(423)	(19)
Balance at end of period	$940	$1,041

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 29,
	2020	2020
Raw material	$21,340	$20,267
Work-in-process	2,830	4,557
Finished goods	10,065	10,011
	$34,235	$34,835

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  Since the acquisition, the Company has incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  The Company recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis, Missouri location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and their Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse.  The acquisition of Flesh expands the Company’s operations with respect to business forms, checks, direct mail services, integrated products and labels.

The following is a summary of the preliminary purchase price allocation for Flesh (in thousands):

Accounts receivable	$2,480
Inventories	1,343
Other assets	191
Right-of-use asset	715
Property, plant & equipment	7,065
Customer lists	337
Trademarks	880
Non-compete	20
Accounts payable and accrued liabilities	(2,251)
Operating lease liability	(700)
Deferred income taxes	(206)
$9,874

On March 16, 2019, the Company acquired the assets of Integrated Print & Graphics (“Integrated”), which is based in South Elgin, Illinois, for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Since the acquisition, the Company has incurred approximately $29,000 of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated created additional capabilities within the Company’s high color commercial print product line.

The following is a summary of the purchase price allocation for Integrated (in thousands):

Accounts receivable	$1,971
Inventories	1,322
Other assets	72
Property, plant & equipment	3,828
Right-of-use asset	2,041
Customer lists	896
Trademarks	896
Non-compete	25
Goodwill	893
Accounts payable and accrued liabilities	(1,044)
Operating lease liability	(2,041)
$8,859

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

The results of operations for Integrated and Flesh are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The following table sets forth certain operating information on a pro forma basis as though all Integrated and Flesh operations had been acquired as of March 1, 2019, after the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

Three months ended
May 31, 2019
Pro forma net sales	$116,136
Pro forma net earnings	9,569
Pro forma earnings per share - diluted	0.37

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the three months ended May 31, 2020.

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

Components of lease expense for the three months ended May 31, 2020 and May 31, 2019 were as follows (in thousands):

	Three months ended
	May 31, 2020	May 31, 2019
Operating lease cost	$1,627	$1,577

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,612	$1,569

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	4.34%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2021 (remaining 9 months)	$4,143
2022	5,194
2023	4,245
2024	2,946
2025	2,154
2026	877
Thereafter	621
Total future minimum lease payments	$20,180
Less imputed interest	1,751
Present value of lease liabilities	$18,429

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized.  Goodwill and other intangible assets are tested for impairment at a reporting unit level.  Historically, the Company has performed its annual impairment test as of November 30, the last day of the third quarter, but beginning in fiscal year 2020, the Company performed its annual impairment test as of December 1, the first day of the fourth quarter.  Accordingly, the annual impairment test was performed as of November 30 and updated as of December 1 of fiscal year 2020, in each case with no impact on the financial statements.  The change to the Company’s impairment testing date did not accelerate, delay, avoid or cause an impairment charge, nor did the change result in adjustments to the Company’s previously issued financial statements.  The Company’s impairment tests indicated significant cushion between its carrying value and fair market value.

Subsequent to the December 1, 2019 assessment, the novel coronavirus (COVID-19) pandemic began to cause major economic disruption and significant volatility in the stock market.  As a result, the Company updated the assessment performed for fiscal year 2020 through February 29, 2020.  No impairment charge to the Company’s recorded goodwill was deemed required as a result of this updated assessment.  For the quarter ended May 31, 2020, given the significant decline in revenues, the Company reviewed the assumptions used in the previous assessment and found them to still be materially accurate.

The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors used in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2020	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	12.3	$26,161	$6,318	$19,843
Customer lists	7.2	73,102	38,576	34,526
Non-compete	1.6	767	551	216
Patent	—	783	783	—
Total	9.0	$100,813	$46,228	$54,585

As of February 29, 2020
Amortized intangible assets
Trademarks and trade names	12.6	$26,161	$5,811	$20,350
Customer lists	7.4	73,102	37,161	35,941
Non-compete	1.8	767	501	266
Patent	—	783	783	—
Total	9.2	$100,813	$44,256	$56,557

Aggregate amortization expense for the three months ended May 31, 2020 and May 31, 2019 was $2.0 million and $1.9 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2021	$7,772
2022	7,596
2023	6,666
2024	6,516
2025	6,341

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2019	$81,634
Goodwill acquired	893
Balance as of February 29, 2020	82,527
Goodwill acquired	—
Balance as of May 31, 2020	$82,527

During the three months ended May 31, 2019, $0.9 million was added to goodwill related to the acquisition of Integrated.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 29,
	2020	2020
Employee compensation and benefits	$11,384	$13,171
Taxes other than income	1,025	464
Accrued legal and professional fees	141	190
Accrued interest	80	78
Accrued utilities	90	90
Accrued acquisition related obligations	193	240
Accrued credit card fees	170	195
Other accrued expenses	680	641
	$13,763	$15,069

9. Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of May 31, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at LIBOR plus a spread ranging from 1.85% to 2.5%.  The Company had no outstanding long-term debt under the revolving credit line as of May 31, 2020.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of May 31, 2020, the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million in available borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

10. Shareholders’ Equity

The Company’s board of directors (the “Board”) has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended May 31, 2020 the Company repurchased 26,472 shares of common stock under the program at an average price of $16.00 per share.  Since the program’s inception in October 2008, there have been 1,842,826 common shares repurchased at an average price of $15.92 per share. As of May 31, 2020, $10.7 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives, managerial employees and non-employee directors.  At May 31, 2020, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011 (the “Plan”). The Company has 481,593 shares of unissued common stock reserved under the Plan for issuance as of

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

May 31, 2020.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended May 31, 2020 and May 31, 2019, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.3 million and $0.4 million, respectively.

Stock Options

As of May 31, 2020, the Company had no outstanding vested or unvested stock options.  The Company had no stock option activity for the three months ended May 31, 2020.

No stock options were granted during the three months ended May 31, 2020 and May 31, 2019.

The Company had no unvested stock options outstanding at any time during the three months ended May 31, 2020.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2020	143,926	$19.79
Granted	38,511	17.23
Terminated	—	—
Vested	(64,151)	18.94
Outstanding at May 31, 2020	118,286	$19.42

As of May 31, 2020, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.0 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 18% of the Company’s aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2020	2019
Components of net periodic benefit cost
Service cost	$318	$272
Interest cost	438	564
Expected return on plan assets	(1,019)	(1,050)
Amortization of:
Unrecognized net loss	840	509
Net periodic benefit cost	$577	$295

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2021.  Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  At May 31, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

As of May 31, 2020 and May 31, 2019, no options were outstanding.  The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2020	2019
Basic weighted average common shares outstanding	25,975,010	26,028,337
Effect of dilutive options	—	—
Diluted weighted average common shares outstanding	25,975,010	26,028,337
Earnings per share
Net earnings - basic	$0.16	$0.37
Net earnings - diluted	$0.16	$0.37
Cash dividends	$0.225	$0.225

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

14. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions.  Although bad debt expense increased during the quarter due to the economic impact of COVID-19, the Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the consolidated balance sheets, the Company maintains an allowance for doubtful receivables to cover the Company’s estimate of credit losses associated with accounts receivable.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers.  While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At May 31, 2020, cash balances included $74.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated, a business that the Company acquired.  The total right-of-use asset and related lease liability as of May 31, 2020 was $1.7 million and $1.7 million, respectively.  During the three months ended May 31, 2020, total lease payment made to, and sales made to, the related party were approximately $0.1 million and $0.5 million, respectively.

16. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak to be a global pandemic.  In response to the rapid spread of COVID-19 within the United States, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.  Thus far, in part due to the Company’s involvement in many important sectors of the economy, including healthcare, government, food and beverage and banking, the Company’s plants have been deemed “essential,” and therefore have been allowed by the government to remain operating.  During the outbreak, the Company has continued to operate most of its manufacturing facilities, albeit at reduced production levels.  Due to reduced sales during the pandemic, particularly in our transactional forms, the Company has furloughed 320 employees, ceased operating in one of its owned under-utilized facilities and exited two facilities with expiring leases.

While economic activity remains depressed due to the pandemic, the Company will continue to monitor projected sales and proactively adjust costs as necessary.  The Company believes the cost cutting measures it has implemented thus far will not impact its ability to service increased customer demand when economic conditions improve.  While certain parts of the economy have begun to reopen as restrictions have been lifted, it is possible that additional restrictions will be put in place in the future, and the impact of COVID-19 is expected to continue to present challenges to the Company’s business, including by depressing demand for some of the Company’s products, for an indeterminate period.  As a result, for the remainder of fiscal year 2021, the Company believes that it may report lower sales and earnings than it would have absent the impact of the pandemic.  The extent of COVID-19’s impact will depend on numerous factors that are unknown, uncertain and cannot be predicted.

17. Subsequent Events

On June 19, 2020, the Board declared a quarterly dividend on the Company’s common stock of 22.5 cents per share, which will be paid on August 10, 2020 to shareholders of record as of July 10, 2020.  The expected payout for this dividend is approximately $5.9 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

All of the statements in this report, other than historical facts, are forward-looking statements, including, without limitation, the statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature.  The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “ forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to:  general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; our ability to protect our information systems from cybercrime or other disruptions; and changes in government regulations.  In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 before making an investment in our common stock.

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

For a discussion regarding the impact of the ongoing novel coronavirus (COVID-19) pandemic on our business, please see Business Challenges—COVID-19 Pandemic and Results of Operations, below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

Recent Acquisitions

We completed two acquisitions in fiscal year 2020.  On July 15, 2019, we acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  We recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis, Missouri location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse. The acquisition of Flesh, which prior to the acquisition generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expands our operations with respect to business forms, checks, direct mail services, integrated products and labels.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

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

COVID-19 Pandemic – In December 2019, a novel strain of COVID-19 was reported in Wuhan, China, and by early 2020, the virus had spread to other countries, including the United States.  This pandemic has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.  In response to COVID-19, federal, state and local authorities have recommended social distancing and have imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  As of the date of this report, our plants are deemed “essential,” largely due to our business’s support of many important sectors of the economy, including healthcare, government, food and beverage and banking.

The COVID-19 pandemic has had an adverse impact on our business and our operations during the quarter.  Further, we expect the pandemic to continue to have a negative impact on our financial condition and operational results until at least the latter part of this fiscal year.  While the impacts of the pandemic have been significant, they were within our forecasted parameters for the quarter ended May 31, 2020.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➢	Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19.  On May 31, 2020 we had almost $75.8 million in cash, in addition to $99.3 million available under our credit facility, if needed.  During the quarter, our cash position increased by almost $7.5 million, and our working capital position increased from $111.9 million as of February 29, 2020 to $114.2 million as of May 31, 2020.  In addition, our liquidity and debt ratios have all improved since the start of the pandemic, with our current ratio (calculated by dividing our current assets by our current liabilities) increasing from 3.95 to 4.66, our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) increasing from 3.03 to 3.56, and our net debt to equity ratio (after application of cash) decreasing from .01 to -.04.

➢	Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories.  During the quarter, our days’ sales in our receivables remained fairly constant at about 35 days, while our days’ sales of inventory increased slightly from 30 to 35 days.  The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

➢	Supply Chain:

To date, COVID-19 has not impacted, nor do we expect it to materially impact, the supply chain for the products we sell.  Most of our products are sourced domestically from suppliers deemed “essential” by the government, and therefore currently in operation, and we have been able to switch from impacted suppliers to non-impacted suppliers in several instances since the outbreak.  However, if one or more of our major suppliers are negatively impacted by the COVID-19 pandemic, through plant closures, deteriorating financial condition, or otherwise, it could adversely affect our operational results and financial condition.

➢	Cost Savings:

COVID-19 has severely impacted global economic activity, including the printing industry in the United States.  Generally, our traditional tag and folder operations, have been impacted more severely than our specialty products operations, including those that service the medical, banking and other related industries.  To address our cost structure, as of the date of this report we have furloughed 320 people as well as ceased operations at one of our owned under-utilized facilities.  We have also exited two facilities with expiring leases and moved production to several of our other facilities.  We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  While economic activity remains depressed due to the pandemic, we will continue to monitor projected sales and our cost structure.  We believe the cost cutting measures we are implementing thus far will not impact our ability to service increased customer demand when economic conditions improve.

➢	Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required.  Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local, regional and worldwide economic, social, and political disruption.  For further information, please see “Cautionary Note Regarding Forward Looking Statements,” above and “Risk Factors” contained within our most recently filed Annual Report on Form 10-K.

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced through the use of cheaper paper grades or imported paper, or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line.  In addition, the impact of COVID-19 on the speed of this transformation is unknown, but it is expected to accelerate the decline for some of our products.  Transforming our product offerings in order to continue to provide innovative, valuable solutions through lower labor and fixed charges to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments.  In addition, we will continue to look for new market opportunities and niches through acquisitions, such as the addition of our envelope offerings, tag offerings, folder offerings, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing, which provide us with an opportunity for growth and differentiate us from our competition.  The ability to make investments in new and existing technology and/or to acquire new market opportunities through acquisitions is dependent on the Company’s liquidity and operational results.  While currently the pandemic has not materially impacted our liquidity and it is not expected to, a protracted delay in the economy recovering could have a negative impact on our continued ability to make the aforementioned investments or to do acquisitions.

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have a significant impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports.  With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines.  The strengthening of the U.S. dollar usually has the opposite effect:  more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers.  Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products.  Generally, if mills are running at high capacity, suppliers are able to raise prices.  For the latter part of fiscal year 2020, with the strengthening of the U.S. dollar, imports began to flow back into the domestic marketplace.  This development, along with continued slowing of domestic demand, resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Consequently, spot pricing has

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

become very competitive.  The uncoated paper market was relatively balanced, but overall demand was weak, and mills dropped back to more normal operating levels. Coated paper demand dropped considerably and, even with several major closures, operating rates dropped and are expected to remain low for the foreseeable future.  As such, pricing during the second half of fiscal 2020 was relatively stable.

Before the onset of the COVID-19 pandemic, with more capacity shuts/conversions planned across the market, we anticipated operating rates for uncoated paper to sustain in the lower 90% range.  In light of this, in addition to expected decreases in domestic demand, expected increases in exports and expected decreases in domestic exports, prices were expected to remain relatively stable until at least the second half of fiscal year 2021.  During the quarter, demand for coated paper continued to drop, and operating rates are expected to remain low during the foreseeable future.  Continued closures/conversions, while anticipated, are not expected to occur at levels sufficient to completely balance the coated paper market.  Imports are expected to drop with demand, but the strong U.S. dollar could push imports even higher, which could lead to pressure on coated paper pricing.

The COVID-19 pandemic has reduced the demand for both coated and uncoated papers faster than previously expected and much faster than paper companies have been able to adjust supply.  Even so, paper pricing to date has not been significantly impacted.  It is unclear whether this is a temporary situation, potentially due to the lack of containers in Asia and the overall disruption in shipping worldwide.  Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain stable.  Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements.  For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three months ended May 31, 2020 and the comparative period for 2019 are set forth in the unaudited consolidated financial information included in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2020		2019
Net sales	$88,996	100.0%	$108,033	100.0%
Cost of goods sold	65,089	73.1	75,337	69.7
Gross profit margin	23,907	26.9	32,696	30.3
Selling, general and administrative	18,123	20.4	19,703	18.3
Gain from disposal of assets	(112)	(0.1)	-	—
Income from operations	5,896	6.6	12,993	12.0
Other income (expense)	(241)	(0.2)	23	—
Earnings before income taxes	5,655	6.4	13,016	12.0
Provision for income taxes	1,470	1.7	3,384	3.1
Net earnings	$4,185	4.7%	$9,632	8.9%

Three months ended May 31, 2020 compared to three months ended May 31, 2019

Net Sales.  Our net sales were $89.0 million for the quarter ended May 31, 2020, compared to $108.0 million for the same quarter in the prior year, a decrease of $19.0 million, or 17.6%.  Our sales for the quarter were significantly impacted by economic conditions driven by the COVID-19 pandemic.  Our transactional form sales for the quarter decreased significantly given country wide governmental restrictions that virtually stopped the country’s economic engine, including the closure of businesses deemed “non-essential,” and associated reductions in consumer demand.  However, certain sectors of the economy did not experience a downturn or as much of a downturn, and “flat” sales of a number of our specialty products helped offset the reduction in sales for the quarter.  In addition, the acquisition of Flesh (completed in July 2019), which is an integral part of our strategy to offset sales declines due to ongoing technological disruption and other changes, positively impacted our net sales during the period by approximately $6.2 million.

Cost of Goods Sold and Gross Profit Margin.  Our cost of goods sold decreased $10.2 million, or 13.5%, from $75.3 million for the three months ended May 31, 2019 to $65.1 million for the three months ended May 31, 2020. Our gross profit margin (“margin”) was $23.9 million for the quarter, or 26.9% of net sales, compared to $32.7 million, or 30.3% of net sales, for the same quarter in the prior year.  While our plants have been deemed “essential” and as such have remained open, our sales for the quarter were significantly impacted by reduced economic activity due to COVID-19.  As such, our reduced production levels adversely impacted our factory utilization and efficiency factors.  As of the date of this report, in connection with the downturn in sales, we have furloughed over 320 employees and have ceased using one of our owned under-utilized facilities.  We have also exited two facilities with expiring leases and moved this production into other facilities.  We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  All of these actions to reduce variable and fixed costs are on-going as we continue to evaluate our projected sales and cost structure.  In addition, our margin was impacted by product mix changes during the quarter.

Selling, general, and administrative expense.  For the three months ended May 31, 2020, our selling, general, and administrative (“SG&A”) expenses were $18.1 million compared to $19.7 million for the three months ended May 31, 2019, a decrease of $1.6 million, or 8.1%.  As a percentage of net sales, SG&A expenses were 20.4% and 18.3% for the three months ended May 31, 2020 and May 31, 2019, respectively.  Our acquisition of Flesh completed during the prior twelve months impacted our SG&A expenses by approximately $0.7 million.  We incurred an additional $0.6 million in legal fees relating to several cases where we are suing parties over the infringement of our trade-secrets and added an additional $0.6 million to our bad debt reserve during the quarter due to COVID-19.  As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $112,000 net gain from disposal of assets during the current quarter is primarily attributed to the sale of manufacturing equipment.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

Income from operations.  Our income from operations during the quarter was significantly impacted by the decline in our sales due to COVID-19.  For the three months ended May 31, 2020 our income from operations was $5.9 million, or 6.6% of net sales, as compared to $13.0 million, or 12.0% of net sales, for the three months ended May 31, 2019.

Other income (expense).  Other expense was $241,000 for the three months ended May 31, 2020 compared to $23,000 income for the three months ended May 31, 2019.  This increase was primarily due to the increase in pension expense for the current fiscal year.  Interest expense for the current quarter was negligible due to the payoff of our credit facility during the 2020 fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the three months ended May 31, 2020 and the three months ended May 31, 2019.

Net earnings.  Net earnings, due to the factors above, were $4.2 million for the three months ended May 31, 2020 as compared to $9.6 million for the comparable quarter in the prior year, a decrease of $5.4 million.  Net earnings per diluted share for the three months ended May 31, 2020 was $0.16, compared to $0.37 for the same quarter in the prior year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business.  The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 18% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders.  We expect to generate sufficient cash flows from operations, supplemented by our Credit Facility as necessary, to cover our operating and capital requirements for the foreseeable future.

	May 31,	February 29,
(Dollars in thousands)	2020	2020
Working capital	$114,190	$111,915
Cash and cash equivalents	$75,832	$68,258

We are unable to estimate the full impact of COVID-19 on our financial condition and results of operations given numerous uncertainties associated with the pandemic, including the prolonged shutdown of business activity.  Although, the Company believes it is unlikely, if our cash flows from operations and our funds available under the Credit Facility are insufficient to meet our capital requirements, we may deem it necessary to pursue debt or equity financings.  There can be no assurance that any such financings, if deemed necessary, will be available on terms not unduly dilutive to our shareholders and otherwise satisfactory to us.

Working Capital.  Our working capital increased $2.3 million or 2.0%, from $111.9 million at February 29, 2020 to $114.2 million at May 31, 2020.  Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.0 to 1.0 at February 29, 2020 to 4.7 to 1.0 at May 31, 2020.  Our working capital and current ratio were positively impacted by the $7.0 million reduction of accounts payable and accrued employee compensation and benefits.

	Three months ended May 31,
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$14,850	$15,671
Net cash used in investing activities	$(989)	$(9,661)
Net cash used in financing activities	$(6,287)	$(7,087)

Cash flows from operating activities.  Cash provided by operating activities decreased by $0.8 million from $15.7 million for the three months ended May 31, 2019 to $14.9 million for the three months ended May 31, 2020.  Our decreased operational cash flows in comparison to the comparable period in the prior year was primarily the result of a $5.4 million decrease in our operational earnings, in addition to a $6.5 million reduction in our accounts payable and other liabilities, as compared to the prior year.  These decreases in our cash were offset by a $9.6 million decrease in our accounts receivable and prepaid expenses and income taxes.

Cash flows from investing activities. Cash used in investing activities decreased $8.7 million from $9.7 million to $1.0 million used for the three months ended May 31, 2019 and May 31, 2020, respectively.  This was primarily due to $8.9 million less used for purchase of businesses, in addition to costs associated with the purchase of Integrated in the first quarter of fiscal year 2020.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

Cash flows from financing activities.  We used $0.8 million less in cash from financing activities during the three months ended May 31, 2020 compared to the same period in the prior year.  We used $0.4 million to repurchase our common stock under our stock repurchase program during the three months ended May 31, 2020, compared to $1.2 million to repurchase shares of our common stock during the three months ended May 31, 2019.

Credit Facility.  The Company’s Credit Facility, pursuant to which a credit facility has been extended to the Company until November 11, 2021, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of May 31, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.85% to 2.5%.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of May 31, 2020, the Company had no outstanding debt, and the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that availability under the Credit Facility is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2021. Assuming a stable funding status, we would expect that our future contributions to be between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  We made contributions totaling $3.0 million to our Pension Plan during fiscal year 2020. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At May 31, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments.  Certain of our rebate programs do, however, require minimum purchase volumes.  Management anticipates meeting the required volumes or to be able to get the required volumes temporarily waived given the COVID-19 pandemic.

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  For the quarter, we have spent approximately $1.1 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2020 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of May 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  While we had no variable rate financial

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

instruments outstanding at May 31, 2020 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2020 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes  in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

Since our Annual Report on Form 10-K for the year ended February 29, 2020, the Company is updating its Risk Factors with respect to the impact of the COVID-19 pandemic as follows.

The Company’s business, results of operations, financial condition and stock price have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

COVID-19 has spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response.  Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders.  The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected, and could in the future have a material adverse effect on, the Company’s business, results of operations, financial condition and stock price.  During February 2020, following the initial outbreak of the virus in China, the Company began experiencing declining sales of certain products.  The virus spread further around the world and social distancing measures and shelter-in-place orders were introduced across the country.  As a result, as of May 31, 2020 the Company has furloughed 320 employees, ceased operating in one owned facility and exited two facilities with expiring leases.  The Company has also required some of its administrative employees to work remotely.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities.  The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for the Company’s products.  Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of the Company’s 2020 Form 10-K under the heading “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading rules and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended May 31, 2020, the Company, under the program, repurchased 26,472 shares of common stock at an average price of $16.00 per share.  As of May 31, 2020, $10.7 million remained available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
March 1, 2020 - March 31, 2020	—	$—	—	$11,094,759
April 1, 2020 - April 30, 2020	—	$—	—	$11,094,759
May 1, 2020 - May 31, 2020	26,472	$16.00	26,472	$10,671,106
Total	26,472	$16.00	26,472	$10,671,106

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit 3.1(a)

Restated Articles of Incorporation, as amended through June 23, 1983 with attached amendments dated June 20, 1985, July 31, 1985, June 16, 1988 and 1998, incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Form 10-Q filed on October 6, 2017 (File No. 001-05807).

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

Exhibit 10.1

Seventh Amendment to Second Amended and Restated Credit Agreement, effective as of April 13, 2020, by and among Ennis, Inc. each of the co-borrowers party thereto, and Bank of America, N.A., in its capacity as administrative agent, incorporated by referenced to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2020 (File No. 001-05807).

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, filed on July 2, 2020, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 2, 2020	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 2, 2020	/s/ Richard L. Travis, Jr.
Richard L. Travis, Jr.
Vice President — Finance and CFO, Treasurer and
Principal Financial and Accounting Officer