Form 10-Q
period 2020-08-31
ENNIS, INC.
filed 2020-10-07
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2020

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

As of September 28, 2020, there were 26,093,926 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31,	February 29,
	2020	2020
Assets
Current assets
Cash	$83,906	$68,258
Accounts receivable, net of allowance for doubtful receivables of $874 at August 31, 2020 and $715 at February 29, 2020	33,523	43,086
Prepaid expenses	1,630	1,541
Prepaid income taxes	2,811	2,164
Inventories	33,316	34,835
Total current assets	155,186	149,884
Property, plant and equipment
Plant, machinery and equipment	151,677	155,744
Land and buildings	57,457	57,887
Computer equipment and software	19,366	19,312
Other	4,815	4,873
Total property, plant and equipment	233,315	237,816
Less accumulated depreciation	181,045	181,414
Net property, plant and equipment	52,270	56,402
Operating lease right-of-use assets	17,325	20,068
Goodwill	82,527	82,527
Intangible assets, net	52,633	56,557
Other assets	260	261
Total assets	$360,201	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	August 31,	February 29,
	2020	2020
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,768	$17,235
Accrued expenses	15,630	15,069
Current portion of operating lease liabilities	5,210	5,665
Total current liabilities	34,608	37,969
Liability for pension benefits	8,936	8,936
Deferred income taxes	9,038	8,749
Operating lease liabilities, net of current portion	11,902	14,200
Other liabilities	1,405	1,516
Total liabilities	65,889	71,370
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2020 and February 29, 2020	75,134	75,134
Additional paid-in capital	122,430	123,052
Retained earnings	192,685	193,809
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(24,340)	(25,206)
Treasury stock	(71,597)	(72,460)
Total shareholders’ equity	294,312	294,329
Total liabilities and shareholders' equity	$360,201	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Net sales	$86,612	$108,816	$175,608	$216,849
Cost of goods sold	61,457	76,358	126,546	151,695
Gross profit margin	25,155	32,458	49,062	65,154
Selling, general and administrative	16,535	19,644	34,658	39,347
Gain from disposal of assets	(300)	—	(412)	—
Income from operations	8,920	12,814	14,816	25,807
Other income (expense)
Interest expense	(3)	(280)	(6)	(597)
Other, net	(240)	348	(478)	688
Total other income (expense)	(243)	68	(484)	91
Earnings before income taxes	8,677	12,882	14,332	25,898
Income tax expense	2,256	3,349	3,726	6,733
Net earnings	$6,421	$9,533	$10,606	$19,165
Weighted average common shares outstanding
Basic	25,974,412	26,029,359	25,965,370	26,034,122
Diluted	25,974,412	26,029,359	25,965,370	26,034,122
Earnings per share
Basic	$0.25	$0.37	$0.41	$0.74
Diluted	$0.25	$0.37	$0.41	$0.74
Cash dividends per share	$0.225	$0.225	$0.450	$0.450

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Net earnings	$6,421	$9,533	$10,606	$19,165
Adjustment to pension, net of taxes	433	222	866	456
Comprehensive income	$6,854	$9,755	$11,472	$19,621

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2020	30,053,443	$75,134	$122,266	$192,130	$(24,773)	(4,098,607)	$(71,759)	$292,998
Net earnings	—	—	—	6,421	—	—	—	6,421
Adjustment to pension, net of deferred tax of $145	—	—	—	—	433	—	—	433
Dividends paid ($0.225 per share)	—	—	—	(5,866)	—	—	—	(5,866)
Stock based compensation	—	—	326	—	—	—	—	326
Exercise of stock options and restricted stock	—	—	(162)	—	—	9,262	162	—
Common stock repurchases	—	—	—	—	—	—	—	—
Balance August 31, 2020	30,053,443	$75,134	$122,430	$192,685	$(24,340)	(4,089,345)	$(71,597)	$294,312

Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	10,606	—	—	—	10,606
Adjustment to pension, net of deferred tax of $289	—	—	—	—	866	—	—	866
Dividends paid ($0.45 per share)	—	—	—	(11,730)	—	—	—	(11,730)
Stock based compensation	—	—	664	—	—	—	—	664
Exercise of stock options and restricted stock	—	—	(1,286)	—	—	73,413	1,286	—
Common stock repurchases	—	—	—	—	—	(26,472)	(423)	(423)
Balance August 31, 2020	30,053,443	$75,134	$122,430	$192,685	$(24,340)	(4,089,345)	$(71,597)	$294,312

Balance May 31, 2019	30,053,443	$75,134	$122,111	$182,760	$(16,470)	(4,076,042)	$(71,271)	$292,264
Net earnings	—	—	—	9,533	—	—	—	9,533
Adjustment to pension, net of deferred tax of $74	—	—	—	—	222	—	—	222
Dividends paid ($0.225 per share)	—	—	—	(5,876)	—	—	—	(5,876)
Stock based compensation	—	—	307	—	—	—	—	307
Exercise of stock options and restricted stock	—	—	(59)	—	—	3,381	59	—
Common stock repurchases	—	—	—	—	—	(22,013)	(433)	(433)
Balance August 31, 2019	30,053,443	$75,134	$122,359	$186,417	$(16,248)	(4,094,674)	$(71,645)	$296,017

Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	19,165	—	—	—	19,165
Adjustment to pension, net of deferred tax of $152	—	—	—	—	456	—	—	456
Dividends paid ($0.45 per share)	—	—	—	(11,751)	—	—	—	(11,751)
Stock based compensation	—	—	665	—	—	—	—	665
Exercise of stock options and restricted stock	—	—	(1,371)	—	—	86,476	1,371	—
Common stock repurchases	—	—	—	—	—	(84,051)	(1,645)	(1,645)
Balance August 31, 2019	30,053,443	$75,134	$122,359	$186,417	$(16,248)	(4,094,674)	$(71,645)	$296,017

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	August 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$10,606	$19,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,897	5,046
Amortization of deferred finance charges	—	47
Amortization of intangible assets	3,924	3,830
Gain from disposal of assets	(412)	—
Bad debt expense, net of recoveries	780	22
Stock based compensation	664	665
Net pension expense	1,155	590
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	8,783	1,097
Prepaid expenses and income taxes	(736)	385
Inventories	1,519	(1,032)
Other assets	1	36
Accounts payable and accrued expenses	(2,906)	(1,966)
Other liabilities	(121)	(167)
Net cash provided by operating activities	28,154	27,718
Cash flows from investing activities:
Capital expenditures	(1,289)	(1,531)
Purchase of businesses, net of cash acquired	—	(18,733)
Proceeds from disposal of plant and property	936	—
Net cash used in investing activities	(353)	(20,264)
Cash flows from financing activities:
Repayment of debt	—	(30,000)
Dividends paid	(11,730)	(11,751)
Common stock repurchases	(423)	(1,645)
Net cash used in financing activities	(12,153)	(43,396)
Net change in cash	15,648	(35,942)
Cash at beginning of period	68,258	88,442
Cash at end of period	$83,906	$52,500

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020, from which the accompanying consolidated balance sheet at February 29, 2020 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

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

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transaction affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”).  This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022.  The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

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

FOR THE PERIOD ENDED AUGUST 31, 2020

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2020.

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

FOR THE PERIOD ENDED AUGUST 31, 2020

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Balance at beginning of period	$940	$1,041	$715	$1,020
Bad debt expense, net of recoveries	132	(18)	780	22
Accounts written off	(198)	(86)	(621)	(105)
Balance at end of period	$874	$937	$874	$937

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

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 29,
	2020	2020
Raw material	$19,929	$20,267
Work-in-process	3,510	4,557
Finished goods	9,877	10,011
	$33,316	$34,835

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  Since the acquisition, the Company has incurred approximately $0.2 million of costs (including legal and accounting fees) related to the acquisition.  The Company recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis, Missouri location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse.  The acquisition of Flesh expanded the Company’s operations with respect to business forms, checks, direct mail services, integrated products and labels.

The following is a summary of the purchase price allocation for Flesh (in thousands):

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

FOR THE PERIOD ENDED AUGUST 31, 2020

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

	Three months ended	Six months ended
	August 31, 2019	August 31, 2019
Pro forma net sales	$112,142	$228,278
Pro forma net earnings	8,684	18,252
Pro forma earnings per share - diluted	0.33	0.70

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the six months ended August 31, 2020.

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

Components of lease expense for the three and six months ended August 31, 2020 and August 31, 2019 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Operating lease cost	$1,574	$1,622	$3,201	$3,199

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,563	$1,617	$3,175	$3,186

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$56	$3,246	$56	$3,579

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	4.34%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2021 (remaining 6 months)	$2,574
2022	5,196
2023	4,251
2024	2,952
2025	2,160
2026	883
Thereafter	660
Total future minimum lease payments	$18,676
Less imputed interest	1,564
Present value of lease liabilities	$17,112

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

Subsequent to the December 1, 2019 assessment, the novel coronavirus (COVID-19) pandemic began to cause major economic disruption and significant volatility in the stock market.  As a result, the Company updated the assessment performed for fiscal year 2020 through February 29, 2020.  No impairment charge to the Company’s recorded goodwill was deemed required as a result of this updated assessment.  For the six months ended August 31, 2020, given the continued economic impact of COVID-19, the Company reviewed the assumptions used in the previous assessment and found them to still be materially accurate.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2020	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	12.1	$26,161	$6,858	$19,303
Customer lists	6.9	73,102	39,943	33,159
Non-compete	1.5	767	596	171
Patent	—	783	783	—
Total	8.8	$100,813	$48,180	$52,633

As of February 29, 2020
Amortized intangible assets
Trademarks and trade names	12.6	$26,161	$5,811	$20,350
Customer lists	7.4	73,102	37,161	35,941
Non-compete	1.8	767	501	266
Patent	—	783	783	—
Total	9.2	$100,813	$44,256	$56,557

Aggregate amortization expense for the six months ended August 31, 2020 and August 31, 2019 was $3.9 million and $3.8 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2021	$7,901
2022	7,580
2023	6,553
2024	6,516
2025	6,341

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2019	$81,634
Goodwill acquired	893
Goodwill impairment	—
Balance as of February 29, 2020	82,527
Goodwill acquired	—
Goodwill impairment	—
Balance as of August 31, 2020	$82,527

During the six months ended August 31, 2019, $0.9 million was added to goodwill related to the acquisition of Integrated.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 29,
	2020	2020
Employee compensation and benefits	$12,310	$13,171
Taxes other than income	1,642	464
Accrued legal and professional fees	276	190
Accrued interest	89	78
Accrued utilities	90	90
Accrued acquisition related obligations	143	240
Accrued credit card fees	163	195
Other accrued expenses	917	641
	$15,630	$15,069

9. Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of August 31, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at LIBOR plus a spread ranging from 1.85% to 2.5%.  The Company had no outstanding long-term debt under the revolving credit line as of August 31, 2020.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of August 31, 2020, the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million in available borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

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

During the six months ended August 31, 2020 the Company repurchased 26,472 shares of common stock under the program at an average price of $16.00 per share.  Since the program’s inception in October 2008, there have been 1,842,826 common shares repurchased at an average price of $15.92 per share. As of August 31, 2020, $10.7 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives, managerial employees and non-employee directors.  At August 31, 2020, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011 (the “Plan”). The Company has 460,789 shares of unissued common stock reserved under the Plan for issuance as

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

of August 31, 2020.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended August 31, 2020 and August 31, 2019, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.4 million and $0.3 million, respectively.  For the six months ended August 31, 2020 and August 31, 2019, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.7 million and $0.7 million, respectively.

Stock Options

As of August 31, 2020, the Company had no outstanding vested or unvested stock options.  The Company had no stock option activity for the six months ended August 31, 2020.

No stock options were granted during the six months ended August 31, 2020 and August 31, 2019.

The Company had no unvested stock options outstanding at any time during the six months ended August 31, 2020.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2020	143,926	$19.79
Granted	59,315	17.09
Terminated	—	—
Vested	(73,413)	19.16
Outstanding at August 31, 2020	129,828	$18.92

As of August 31, 2020, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $2.0 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.9 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$318	$272	$636	$544
Interest cost	439	563	877	1,127
Expected return on plan assets	(1,018)	(1,049)	(2,037)	(2,099)
Amortization of:
Unrecognized net loss	839	509	1,679	1,018
Net periodic benefit cost	$578	$295	$1,155	$590

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2021.  Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  At August 31, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

As of August 31, 2020 and August 31, 2019, no options were outstanding.  The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	25,974,412	26,029,359	25,965,370	26,034,122
Effect of dilutive options	—	—	—	—
Diluted weighted average common shares outstanding	25,974,412	26,029,359	25,965,370	26,034,122
Earnings per share
Net earnings - basic	$0.25	$0.37	$0.41	$0.74
Net earnings - diluted	$0.25	$0.37	$0.41	$0.74
Cash dividends	$0.225	$0.225	$0.450	$0.450

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At August 31, 2020, cash balances included $82.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated, a business that the Company acquired.  The total right-of-use asset and related lease liability as of August 31, 2020 was $1.6 million and $1.6 million, respectively.  During the six months ended August 31, 2020, total lease payments made to, and sales made to, the related party were approximately $0.2 million and $1.3 million, respectively.

16. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak to be a global pandemic.  In response to the rapid spread of COVID-19 within the United States, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.  Due to the Company’s involvement in healthcare, government, food and beverage and banking, the Company’s plants have been deemed “essential” and, as such, the Company has continued to operate most of its manufacturing facilities, albeit at reduced production levels.  Due to reduced demand for our products during the pandemic, particularly in our transactional forms, the Company has furloughed 320 employees, ceased operating in one of its owned under-utilized facilities and exited two facilities with expiring leases.

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

17. Subsequent Events

On September 18, 2020, the Board declared a quarterly dividend on the Company’s common stock of 22.5 cents per share, which will be paid on November 6, 2020 to shareholders of record as of October 9, 2020.  The expected payout for this dividend is approximately $5.9 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to:  general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; changes in economic conditions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; our ability to protect our information systems from cybercrime or other disruptions; and changes in government regulations.  In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 before making an investment in our common stock.

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) was organized under the laws of Texas in 1909. The Company and its subsidiaries print and manufacture a broad line of business forms and other business products.  We distribute business products and forms throughout the United States primarily through independent distributors.  This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to our competitors, from time to time, to satisfy their customers’ needs.

For a discussion regarding the impact of the ongoing novel coronavirus (COVID-19) pandemic on our business, please see Business Challenges—COVID-19 Pandemic and Results of Operations, below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 57 manufacturing plants throughout the United States in 21 strategically located states.  Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, and Ace FormsSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains, as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents).  We sell predominantly through independent distributors, as well as occasional sales of our products to our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user).  Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Recent Acquisitions

We completed two acquisitions in fiscal year 2020.  On July 15, 2019, we acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to final working capital and certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  We recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis, Missouri location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse. The acquisition of Flesh, which prior to the acquisition generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expanded our operations with respect to business forms, checks, direct mail services, integrated products and labels.

On March 16, 2019, we acquired the assets of Integrated Print & Graphics (“Integrated”), which is based in South Elgin, Illinois, for $8.9 million in cash plus the assumption of trade payables, subject to certain adjustments.  Goodwill of $893,000 recognized as a part of the acquisition is deductible for tax purposes.  We also recorded intangible assets with definite lives of approximately $1.8 million in connection with the transaction.  The acquisition of Integrated, which prior to the acquisition generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, created additional capabilities within our high color commercial print product line.

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

COVID-19 Pandemic – In December 2019, a novel strain of COVID-19 was reported in Wuhan, China, and by early 2020, the virus had spread to other countries, including the United States.  This pandemic has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.  In response to COVID-19, federal, state and local authorities have recommended social distancing and have imposed various restrictions, including quarantine and isolation measures, mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  As of the date of this report, our plants continue to be deemed “essential,” largely due to our business’s support of many important sectors of the economy, including healthcare, government, food and beverage and banking.  The COVID-19 pandemic continues to have an adverse impact on our business and our operations, especially demand for our products.  We did however see improvement in our gross profit margin and our operational margin during the second quarter.  Even so, we expect the pandemic to continue to have a negative impact on our financial condition and operational results, on a comparative basis, until at least the latter part of this fiscal year.  While the impacts of the pandemic have been significant, they were within our forecasted parameters for the period ended August 31, 2020.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➢	Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19.  On August 31, 2020 we had almost $83.9 million in cash, in addition to $99.3 million available under our credit facility, if needed.  During the period, our cash position increased by almost $15.6 million ($8.1 million from May 31, 2020), and our working capital position increased by almost $8.7 million from February 29, 2020 ($6.4 million from May 31, 2020).  In addition, our liquidity and debt ratios have all improved since the start of the pandemic, with our current ratio (calculated by dividing our current assets by our current liabilities) increasing from 3.95 to 4.48, our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) increasing from 3.03 to 3.52, and our net debt to equity ratio (after application of cash) decreasing from .01 to -.06.

➢	Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories.  During the second quarter, our days’ sales in our receivables remained fairly constant at about 35 days, while our days’ sales of inventory increased slightly from February 29, 2020 (30 days), it remained consistent with May 31, 2020 (35 days).  The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

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

COVID-19 has severely impacted global economic activity, including the printing industry in the United States. To date, our traditional tag and folder operations, have been impacted more severely than our specialty products operations, including those that service the medical, banking and other related industries.  We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  While economic activity remains depressed due to the pandemic, we will continue to monitor projected sales and our cost structure.  We believe the cost cutting measures we have implemented will not impact our ability to service increased customer demand when economic conditions improve.  While our gross profit margin continues to run below comparable levels, we were able to increase our sequential gross profit margin during the current quarter by 210 basis points from 26.9% to 29.0% and our operating margin from 6.6% to 10.3% due to the costs control programs employed.

➢	Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required.  Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the status of viable vaccines, and the extent of local, regional and worldwide economic, social, and political disruption.  For further information, please see “Cautionary Note Regarding Forward Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

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

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have a significant impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports.  With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines.  The strengthening of the U.S. dollar usually has the opposite effect:  more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers.  Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products.  Generally, if mills are running at high capacity, suppliers are able to raise prices.  For the latter part of fiscal year 2020, with the strengthening of the U.S. dollar, imports began to flow back into the domestic marketplace.  This development, along with continued slowing of domestic demand,

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Consequently, spot pricing has become very competitive.  The uncoated paper market was relatively balanced, but overall demand was weak, and mills dropped back to more normal operating levels. Coated paper demand dropped considerably and, even with several major closures, operating rates dropped and are expected to remain low for the foreseeable future.  As such, pricing during the second half of fiscal 2020 was relatively stable.

Before the onset of the COVID-19 pandemic, with more capacity shuts/conversions planned across the market, we anticipated operating rates for uncoated paper to sustain in the lower 90% range.  In light of this, in addition to expected decreases in domestic demand, expected increases in exports and expected decreases in domestic exports, prices were expected to remain relatively stable until at least the second half of fiscal year 2021.  During the second quarter, demand for coated paper continued to drop, and operating rates are expected to remain low during the foreseeable future.  Continued closures/conversions, while anticipated, are not expected to occur at levels sufficient to completely balance the coated paper market.  Imports are expected to drop with demand, but the strong U.S. dollar could push imports even higher, which could lead to pressure on coated paper pricing.

The COVID-19 pandemic has reduced the demand for both coated and uncoated papers faster than previously expected in the first quarter of fiscal 2021 and paper companies have idled some of their mills to adjust supply and reduce inventory levels.  As the economy has begun to improve, demand has increased in the second quarter for coated and uncoated freesheet papers which will reduce the excess inventory in the market.  Even so, paper pricing to date has been flat to slightly lower in the spot market and imports have recently declined.  It is unclear whether this is a temporary situation or not.  Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain in a range which will not unfavorably impact our margins. Additionally the possibility of paper shortages in the market is not a concern due to our primary material supplier’s commitment to the Company.  Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs, through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three and six months ended August 31, 2020 and the comparative period for 2019 are set forth in the unaudited consolidated financial information included in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2020		2019		2020		2019
Net sales	$86,612	100.0%	$108,816	100.0%	$175,608	100.0%	$216,849	100.0%
Cost of goods sold	61,457	71.0	76,358	70.2	126,546	72.1	151,695	70.0
Gross profit margin	25,155	29.0	32,458	29.8	49,062	27.9	65,154	30.0
Selling, general and administrative	16,535	19.1	19,644	18.1	34,658	19.7	39,347	18.1
Gain from disposal of assets	(300)	(0.4)	-	—	(412)	(0.2)	-	—
Income from operations	8,920	10.3	12,814	11.7	14,816	8.4	25,807	11.9
Other income (expense)	(243)	(0.3)	68	0.1	(484)	(0.3)	91	—
Earnings before income taxes	8,677	10.0	12,882	11.8	14,332	8.1	25,898	11.9
Provision for income taxes	2,256	2.6	3,349	3.0	3,726	2.1	6,733	3.1
Net earnings	$6,421	7.4%	$9,533	8.8%	$10,606	6.0%	$19,165	8.8%

Three months ended August 31, 2020 compared to three months ended August 31, 2019

Net Sales.  Our net sales were $86.6 million for the quarter ended August 31, 2020, compared to $108.8 million for the same quarter in the prior year, a decrease of $22.2 million, or 20.4%.  Our sales for the quarter were significantly impacted by economic conditions driven by the COVID-19 pandemic.  Our transactional form sales for the quarter decreased significantly given country wide governmental restrictions that virtually stopped the country’s economic engine, including the closure of businesses deemed “non-essential,” and associated reductions in consumer demand.  However, certain sectors of the economy did not experience a downturn or as much of a downturn, and “flat” sales of a number of our specialty products helped offset the reduction in sales for the quarter.  We continue to hunt for new sales in new markets and new channels.   Our acquisition program, which is an integral part of our sales growth strategy, had minimal impact on our sales during the quarter.

Cost of Goods Sold and Gross Profit Margin.  Our cost of goods sold decreased $14.9 million, or 19.5%, from $76.4 million for the three months ended August 31, 2019 to $61.5 million for the three months ended August 31, 2020. Our gross profit margin (“margin”) was $25.2 million for the quarter, or 29.0% of net sales, compared to $32.5 million, or 29.8% of net sales, for the same quarter in the prior year.  While our plants were deemed “essential” and as such have remained open, our sales for the quarter continued to be significantly impacted by reduced economic activity due to COVID-19.  As such, our reduced production levels adversely impacted our factory utilization and efficiency factors.  We continue to monitor incoming order volume so that we can proactively adjust our costs.  All of these actions to reduce variable and fixed costs are on-going as we continue to evaluate our projected sales and cost structure.   While our current year margin continues to be run below comparable metrics, on a sequential quarter basis, our margin increased from 26.9% to 29.0% due to cost cutting measures employed.

Selling, general, and administrative expense.  For the three months ended August 31, 2020, our selling, general, and administrative (“SG&A”) expenses were $16.5 million compared to $19.6 million for the three months ended August 31, 2019, a decrease of $3.1 million, or 15.8%.  On a sequential basis, our SG&A expenses were down $1.6 million, or 8.8%.  As a percentage of net sales, SG&A expenses for the current quarter were 19.1% and 18.1% for the three months ended August 31, 2020 and August 31, 2019, respectively.  As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $0.3 million net gain from disposal of assets during the current quarter is primarily attributed to the sale of underutilized land and buildings.  Remaining product from these facilities has been transitioned to another Company facility.

Income from operations.  Our income from operations during the quarter was significantly impacted by the decline in demand in our products due to COVID-19.  For the three months ended August 31, 2020 our income from operations was $8.9 million, or 10.3% of net sales, as compared to $12.8 million, or 11.8% of net sales, for the three months ended August 31, 2019.  While down on a comparable basis, our operating income is up significantly on a sequential basis from $5.9 million, or 6.6% for the three months ended May 31, 2020.

Other income (expense).  Other expense was $243,000 for the three months ended August 31, 2020 compared to income of $68,000 for the three months ended August 31, 2019.  This increase was primarily due to a decrease in our interest income of

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

$350,000 and an increase in our pension expense of $230,000 over the comparable quarter.  Our interest expense for the current quarter was negligible due to the payoff of our credit facility during the 2020 fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the three months ended August 31, 2020 and the three months ended August 31, 2019.

Net earnings.  Net earnings, due to the factors above, were $6.4 million for the three months ended August 31, 2020 as compared to $9.5 million for the comparable quarter in the prior year, a decrease of $3.1 million.  Net earnings per diluted share for the three months ended August 31, 2020 was $0.25, compared to $0.37 for the same quarter in the prior year.  While our comparable earnings continue to be impacted by the COVID-19 pandemic, we did increase our earnings in the current quarter by $0.09 per diluted share, or 56% over our sequential quarter’s result of $0.16 per diluted share.

Six months ended August 31, 2020 compared to six months ended August 31, 2019

Net Sales.  Our net sales were $175.6 million for the six-month period ended August 31, 2020, compared to $216.8 million for same period last year, or a decrease of 19.0%.  Our sales for the period were significantly impacted by economic conditions driven by the COVID-19 pandemic.  Our transactional form sales for the period decreased significantly given country wide governmental restrictions that virtually stopped the country’s economic engine, including the closure of businesses deemed “non-essential,” and associated reductions in consumer demand.  However, certain sectors of the economy did not experience a downturn or as much of a downturn, and “flat” sales of a number of our specialty products helped offset the reduction in sales for the period.  Our previous year acquisitions impacted our comparable net sales by approximately $10.5 million during the six months ended August 31, 2020.

Cost of Goods Sold.  Our cost of goods sold was $126.5 million for the six months ended August 31, 2020, compared to $151.7 million for the same period last year, a decrease of $25.2 million, or 16.6%. Our margin was $49.1 million for the six-month period ended August 31, 2020, or 27.9%.  This compares to 30.0% for the same six-month period last year.  While our plants have been deemed “essential” and as such have remained open, our sales for the period were significantly impacted by reduced economic activity due to COVID-19.  As such, our reduced production levels adversely impacted our factory utilization and efficiency factors.  We continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  All of these actions to reduce variable and fixed costs are on-going as we continue to evaluate our projected sales and cost structure.  In addition, our margin was also impacted by product mix changes during the period.

Selling, general, and administrative expense.  Our SG&A expenses were $34.7 million for the six months ended August 31, 2020, compared to $39.3 million for the same period last year, or a decrease of 11.7%.  As a percentage of sales, the SG&A expenses were 19.7% and 18.1% for the six months ended August 31, 2020 and August 31, 2019, respectively.  As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $0.4 million net gain from disposal of assets during the six months ended August 31, 2020 is primarily attributed to the sale of manufacturing underutilized equipment, land and buildings.

Income from operations.  Our income from continuing operations for the six months ended August 31, 2020 was $14.8 million, or 8.4% of sales, as compared to $25.8 million, or 11.9% of sales, for the six months ended August 31, 2019.

Other income (expense).  Other income for the six months ended August 31, 2020 was $0.5 million as compared to $0.1 million expense for the six months ended August 31, 2019.  This increase was primarily due to the increase in pension expense for the current fiscal year.  Interest expense for the current quarter was negligible due to the payoff of our credit facility during the 2020 fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the six months ended August 31, 2020 and the six months ended August 31, 2019.

Net earnings.  Net earnings which continue to be significantly impacted by COVID-19 pandemic were $10.6 million for the six months ended August 31, 2020 as compared to $19.2 million for the comparable period last year, a decrease of $8.6 million.  Net earnings per diluted share for the six months ended August 31, 2020 was $0.41, compared to $0.74 for the same six-month period last year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

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

	August 31,	February 29,
(Dollars in thousands)	2020	2020
Working capital	$120,578	$111,915
Cash	$83,906	$68,258

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

Working Capital.  Our working capital increased $8.7 million or 7.7%, from $111.9 million at February 29, 2020 to $120.6 million at August 31, 2020.  Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.0 to 1.0 at February 29, 2020 to 4.5 to 1.0 at August 31, 2020.  Our working capital and current ratio were positively impacted by a $15.6 million increase in cash and $4.3 million in reduction of accounts payable and employee compensation and benefits.  These positive increases were offset by a $9.6 million reduction in receivables and $1.5 million reduction in inventories.

	Six months ended August 31,
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$28,154	$27,718
Net cash used in investing activities	$(353)	$(20,264)
Net cash used in financing activities	$(12,153)	$(43,396)

Cash flows from operating activities.  Cash provided by operating activities increased by $0.5 million from $27.7 million for the six months ended August 31, 2019 to $28.2 million for the six months ended August 31, 2020.  Our increased operational cash flows in comparison to the comparable period in the prior year was primarily the result of a $7.7 million decrease in our accounts receivable and a $2.6 million decrease in our inventories. These increases were offset by a $8.6 million decrease in our operational earnings, in addition to a $0.9 million reduction in our accounts payable and accrued expenses.

Cash flows from investing activities. Cash used in investing activities decreased $19.9 million from $20.3 million to $0.4 million used for the six months ended August 31, 2019 and August 31, 2020, respectively.  This was primarily due to 18.7 million less used for purchase of businesses, in addition to costs associated with the purchase of Integrated and Flesh in the first two quarters of fiscal year 2020.

Cash flows from financing activities.  We used $31.2 million less in cash from financing activities during the six months ended August 31, 2020 compared to the same period in the prior year.  The decrease in our cash used during the six months ended August 31, 2020 compared to the six months ended August 31, 2019 resulted from two factors: (i) the pay-off of $30.0 million in long-term debt during the six months ended August 31, 2019; and (ii) $1.6 million to repurchase our common stock under our stock repurchase program during the six months ended August 31, 2019, compared to $0.4 million to repurchase shares of our common stock during the six months ended August 31, 2020.

Credit Facility.  The Company’s Credit Facility, pursuant to which a credit facility has been extended to the Company until November 11, 2021, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of August 31, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.85% to 2.5%.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of August 31, 2020, the Company had no outstanding debt, and the Company had $0.7 million outstanding under standby letters of credit arrangements, leaving approximately $99.3 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that availability under the Credit Facility is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2021. Assuming a stable funding status, we would expect that our future contributions to be between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  We made contributions totaling $3.0 million to our Pension Plan during fiscal year 2020. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At August 31, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  For the period, we have spent approximately $1.3 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2020 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of August 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  While we had no variable rate financial instruments outstanding at August 31, 2020 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2020 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes  in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the six months ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 29, 2020 and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, the Board authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading rules and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the six months ended August 31, 2020, the Company, under the program, repurchased 26,472 shares of common stock at an average price of $16.00 per share.  As of August 31, 2020, $10.7 million remained available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
March 1, 2020 - March 31, 2020	—	$—	—	$11,094,759
April 1, 2020 - April 30, 2020	—	$—	—	$11,094,759
May 1, 2020 - May 31, 2020	26,472	$16.00	26,472	$10,671,106
June 1, 2020 - June 30, 2020	—	$—	—	$10,671,106
July 1, 2020 - July 31, 2020	—	$—	—	$10,671,106
August 1, 2020 - August 31, 2020	—	$—	—	$10,671,106
Total	26,472	$16.00	26,472	$10,671,106

Items 3 and 4 are not applicable and have been omitted

Item 5. Other information

On September 28, 2020, Richard L. Travis, Jr. retired from his positions as Chief Financial Officer and Treasurer of Ennis, Inc. (the “Company”). Mr. Travis’s retirement was for personal reasons and was not the result of any disagreement with respect to the Company’s operations, policies or practices.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

On the same day, the Company appointed Vera Burnett, the Company’s current accounting manager, to assume Mr. Travis’s responsibilities as Chief Financial Officer and Treasurer on an interim basis. Ms. Burnett will also serve as the principal financial officer and principal accounting officer of the Company until a successor is named.

Ms. Burnett, 58, has served as our accounting manager since June 1997. Ms. Burnett joined the Company in February 1997. Ms. Burnett has a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington. She also holds designations as a Certified Public Accountant (CPA) and Chartered Global Management Accountant (CGMA). There are no arrangements or understandings required to be disclosed pursuant to Item 401(b) of Regulation S-K or family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K. Similarly, there are no transactions with related persons required to be disclosed pursuant to Item 404(a) of Regulation S-K involving Ms. Burnett. Ms. Burnett’s compensation has not changed and is not expected to change as a result of this interim appointment.

The Company will conduct an executive search for Mr. Travis’s permanent successor and will consider both internal and external candidates.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, filed on October 7, 2020, formatted in Inline XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 7, 2020	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 7, 2020	/s/ Vera Burnett
Vera Burnett
Interim CFO, Treasurer and
Principal Financial and Accounting Officer