Form 10-Q
period 2020-11-30
ENNIS, INC.
filed 2021-01-06
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2020

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

As of December 30, 2020, there were 26,069,543 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	February 29,
	2020	2020
Assets
Current assets
Cash	$89,358	$68,258
Accounts receivable, net of allowance for doubtful receivables of $951 at November 30, 2020 and $715 at February 29, 2020	33,799	43,086
Prepaid expenses	1,600	1,541
Prepaid income taxes	3,076	2,164
Inventories	31,999	34,835
Assets held for sale	482	—
Total current assets	160,314	149,884
Property, plant and equipment
Plant, machinery and equipment	150,203	155,744
Land and buildings	56,245	57,887
Computer equipment and software	19,185	19,312
Other	4,808	4,873
Total property, plant and equipment	230,441	237,816
Less accumulated depreciation	180,396	181,414
Net property, plant and equipment	50,045	56,402
Operating lease right-of-use assets	16,066	20,068
Goodwill	82,527	82,527
Intangible assets, net	50,579	56,557
Other assets	260	261
Total assets	$359,791	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	November 30,	February 29,
	2020	2020
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,293	$17,235
Accrued expenses	15,450	15,069
Current portion of operating lease liabilities	5,057	5,665
Total current liabilities	32,800	37,969
Liability for pension benefits	8,936	8,936
Deferred income taxes	9,182	8,749
Operating lease liabilities, net of current portion	10,781	14,200
Other liabilities	1,398	1,516
Total liabilities	63,097	71,370
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2020 and February 29, 2020	75,134	75,134
Additional paid-in capital	122,699	123,052
Retained earnings	195,177	193,809
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(23,907)	(25,206)
Treasury stock	(72,409)	(72,460)
Total shareholders’ equity	296,694	294,329
Total liabilities and shareholders' equity	$359,791	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Net sales	$92,443	$114,860	$268,051	$331,709
Cost of goods sold	64,355	81,024	190,901	232,719
Gross profit margin	28,088	33,836	77,150	98,990
Selling, general and administrative	16,690	19,751	51,348	59,098
(Gain) loss from disposal of assets	(159)	4	(571)	4
Income from operations	11,557	14,081	26,373	39,888
Other income (expense)
Interest expense	(2)	(5)	(8)	(602)
Other, net	(253)	185	(731)	873
Total other income (expense)	(255)	180	(739)	271
Earnings before income taxes	11,302	14,261	25,634	40,159
Income tax expense	2,939	3,708	6,665	10,441
Net earnings	$8,363	$10,553	$18,969	$29,718
Weighted average common shares outstanding
Basic	25,974,006	26,010,571	25,978,461	26,034,617
Diluted	25,974,006	26,010,571	25,978,461	26,034,617
Earnings per share
Basic	$0.32	$0.41	$0.73	$1.14
Diluted	$0.32	$0.41	$0.73	$1.14
Cash dividends per share	$0.225	$0.225	$0.675	$0.675

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Net earnings	$8,363	$10,553	$18,969	$29,718
Adjustment to pension, net of taxes	433	221	1,299	677
Comprehensive income	$8,796	$10,774	$20,268	$30,395

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance August 31, 2020	30,053,443	$75,134	$122,430	$192,685	$(24,340)	(4,089,345)	$(71,597)	$294,312
Net earnings	—	—	—	8,363	—	—	—	8,363
Adjustment to pension, net of deferred tax of $144	—	—	—	—	433	—	—	433
Dividends paid ($0.225 per share)	—	—	—	(5,871)	—	—	—	(5,871)
Stock based compensation	—	—	269	—	—	—	—	269
Exercise of stock options and restricted stock	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	(51,524)	(812)	(812)
Balance November 30, 2020	30,053,443	$75,134	$122,699	$195,177	$(23,907)	(4,140,869)	$(72,409)	$296,694

Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	18,969	—	—	—	18,969
Adjustment to pension, net of deferred tax of $433	—	—	—	—	1,299	—	—	1,299
Dividends paid ($0.675 per share)	—	—	—	(17,601)	—	—	—	(17,601)
Stock based compensation	—	—	933	—	—	—	—	933
Exercise of stock options and restricted stock	—	—	(1,286)	—	—	73,413	1,286	—
Common stock repurchases	—	—	—	—	—	(77,996)	(1,235)	(1,235)
Balance November 30, 2020	30,053,443	$75,134	$122,699	$195,177	$(23,907)	(4,140,869)	$(72,409)	$296,694

Balance August 31, 2019	30,053,443	$75,134	$122,359	$186,417	$(16,248)	(4,094,674)	$(71,645)	$296,017
Net earnings	—	—	—	10,553	—	—	—	10,553
Adjustment to pension, net of deferred tax of $74	—	—	—	—	221	—	—	221
Dividends paid ($0.225 per share)	—	—	—	(5,871)	—	—	—	(5,871)
Stock based compensation	—	—	353	—	—	—	—	353
Exercise of stock options and restricted stock	—	—	(11)	—	—	667	11	—
Common stock repurchases	—	—	—	—	—	(42,279)	(826)	(826)
Balance November 30, 2019	30,053,443	$75,134	$122,701	$191,099	$(16,027)	(4,136,286)	$(72,460)	$300,447

Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	29,718	—	—	—	29,718
Adjustment to pension, net of deferred tax of $226	—	—	—	—	677	—	—	677
Dividends paid ($0.675 per share)	—	—	—	(17,622)	—	—	—	(17,622)
Stock based compensation	—	—	1,018	—	—	—	—	1,018
Exercise of stock options and restricted stock	—	—	(1,382)	—	—	87,143	1,382	—
Common stock repurchases	—	—	—	—	—	(126,330)	(2,471)	(2,471)
Balance November 30, 2019	30,053,443	$75,134	$122,701	$191,099	$(16,027)	(4,136,286)	$(72,460)	$300,447

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	November 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$18,969	$29,718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,289	7,834
Amortization of deferred finance charges	—	47
Amortization of intangible assets	5,978	5,798
(Gain) Loss from disposal of assets	(571)	4
Bad debt expense, net of recoveries	933	(68)
Stock based compensation	933	1,018
Net pension expense	1,732	886
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	8,354	(151)
Prepaid expenses and income taxes	(971)	256
Inventories	2,836	1,535
Other assets	1	42
Accounts payable and accrued expenses	(4,561)	(2,387)
Other liabilities	(143)	(99)
Net cash provided by operating activities	40,779	44,433
Cash flows from investing activities:
Capital expenditures	(2,541)	(2,738)
Purchase of businesses, net of cash acquired	—	(18,733)
Proceeds from disposal of plant and property	1,698	2
Net cash used in investing activities	(843)	(21,469)
Cash flows from financing activities:
Repayment of debt	—	(30,000)
Dividends paid	(17,601)	(17,622)
Common stock repurchases	(1,235)	(2,471)
Net cash used in financing activities	(18,836)	(50,093)
Net change in cash	21,100	(27,129)
Cash at beginning of period	68,258	88,442
Cash at end of period	$89,358	$61,313

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020, from which the accompanying consolidated balance sheet at February 29, 2020 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of November 30, 2020.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Balance at beginning of period	$874	$937	$715	$1,020
Bad debt expense, net of recoveries	153	(90)	933	(68)
Accounts written off	(76)	(85)	(697)	(190)
Balance at end of period	$951	$762	$951	$762

4. Inventories

With the exception of approximately 11.0% and 9.4% of its inventories valued at the lower of last-in, first-out (“LIFO”) for the periods ended November 30, 2020 and February 29, 2020, respectively, the Company values its inventories at the lower of first-in, first-out (“FIFO”) cost or net realizable value.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 29,
	2020	2020
Raw material	$19,659	$20,267
Work-in-process	3,397	4,557
Finished goods	8,943	10,011
	$31,999	$34,835

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

On July 15, 2019, the Company acquired all the outstanding stock of The Flesh Company (“Flesh”) for approximately $9.9 million (which includes a potential earn-out consideration of up to $500,000) plus the assumption of trade payables, subject to certain other adjustments.  The earn-out consideration is capped at $500,000 and is payable over the four years following the closing if certain minimum operating income levels are achieved.  Since the acquisition, the Company has incurred approximately $0.3 million of costs (including legal and accounting fees) related to the acquisition.  The Company recorded intangible assets with definite lives of approximately $1.2 million in connection with the transaction.  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis, Missouri location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse.  The acquisition of Flesh expanded the Company’s operations with respect to business forms, checks, direct mail services, integrated products and labels.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

	Three months ended	Nine months ended
	November 30, 2019	November 30, 2019
Pro forma net sales	$114,860	$343,138
Pro forma net earnings	10,553	28,805
Pro forma earnings per share - diluted	0.41	1.11

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the nine months ended November 30, 2020.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

Components of lease expense for the three and nine months ended November 30, 2020 and November 30, 2019 were as follows (in thousands):

	Three months ended		Nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Operating lease cost	$1,572	$1,675	$4,773	$4,874

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,568	$1,663	$4,743	$4,849

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$138	$1,494	$194	$4,359

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	4.32%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2021 (remaining 3 months)	$1,021
2022	5,299
2023	4,251
2024	2,952
2025	2,160
2026	883
Thereafter	660
Total future minimum lease payments	$17,226
Less imputed interest	1,388
Present value of lease liabilities	$15,838

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

did the change result in adjustments to the Company’s previously issued financial statements.  The Company’s impairment tests indicated significant cushion between its carrying value and fair market value.

Subsequent to the December 1, 2019 assessment, the novel coronavirus (COVID-19) pandemic began to cause major economic disruption and significant volatility in the stock market.  As a result, the Company updated the assessment performed for fiscal year 2020 through February 29, 2020.  No impairment charge to the Company’s recorded goodwill was deemed required as a result of this updated assessment.  For the nine months ended November 30, 2020, given the continued economic impact of COVID-19, the Company reviewed the assumptions used in the previous assessment and found them to still be materially accurate.

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2020	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	11.9	$26,161	$7,485	$18,676
Customer lists	6.7	73,102	41,334	31,768
Non-compete	1.3	767	632	135
Patent	—	783	783	—
Total	8.6	$100,813	$50,234	$50,579

As of February 29, 2020
Amortized intangible assets
Trademarks and trade names	12.6	$26,161	$5,811	$20,350
Customer lists	7.4	73,102	37,161	35,941
Non-compete	1.8	767	501	266
Patent	—	783	783	—
Total	9.2	$100,813	$44,256	$56,557

Aggregate amortization expense for the nine months ended November 30, 2020 and November 30, 2019 was $6.0 million and $5.8 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2021	$8,081
2022	7,568
2023	6,541
2024	6,504
2025	6,329

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2019	$81,634
Goodwill acquired	893
Balance as of February 29, 2020	82,527
Balance as of November 30, 2020	$82,527

During the nine months ended November 30, 2019, $0.9 million was added to goodwill related to the acquisition of Integrated.

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30,	February 29,
	2020	2020
Employee compensation and benefits	$13,010	$13,171
Taxes other than income	973	464
Accrued legal and professional fees	256	190
Accrued interest	92	78
Accrued utilities	90	90
Accrued acquisition related obligations	179	240
Accrued credit card fees	—	195
Income taxes payable	—	—
Other accrued expenses	850	641
	$15,450	$15,069

9. Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of November 30, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at LIBOR plus a spread ranging from 1.85% to 2.5%.  The Company had no outstanding long-term debt under the revolving credit line as of November 30, 2020.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of November 30, 2020, the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million in available borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

During the nine months ended November 30, 2020 the Company repurchased 77,996 shares of common stock under the program at an average price of $15.84 per share.  Since the program’s inception in October 2008, there have been 1,894,350 common shares repurchased at an average price of $15.91 per share. As of November 30, 2020, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives, managerial employees and non-employee directors.  At November 30, 2020, the Company had one stock option plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011 (the “Plan”). The Company has 470,888 shares of unissued common stock reserved under the Plan for issuance as of November 30, 2020.  The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the three months ended November 30, 2020 and November 30, 2019, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.2 million and $0.3 million, respectively.  For the nine months ended November 30, 2020 and November 30, 2019, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.9 million and $1.0 million, respectively.

Stock Options

As of November 30, 2020, the Company had no outstanding vested or unvested stock options.  The Company had no stock option activity for the nine months ended November 30, 2020.

No stock options were granted during the nine months ended November 30, 2020 and November 30, 2019.

The Company had no unvested stock options outstanding at any time during the nine months ended November 30, 2020.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the nine months ended November 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2020	143,926	$19.79
Granted	59,315	17.09
Terminated	(10,099)	19
Vested	(73,413)	19.16
Outstanding at November 30, 2020	119,729	$18.90

As of November 30, 2020, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.6 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 19% of the Company’s aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$318	$272	$954	$816
Interest cost	438	564	1,315	1,691
Expected return on plan assets	(1,019)	(1,049)	(3,056)	(3,148)
Amortization of:
Unrecognized net loss	840	509	2,519	1,527
Net periodic benefit cost	$577	$296	$1,732	$886

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2021.  Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  At November 30, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

As of November 30, 2020 and November 30, 2019, no options were outstanding.  The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	25,974,006	26,010,571	25,978,461	26,034,617
Effect of dilutive options	—	—	—	—
Diluted weighted average common shares outstanding	25,974,006	26,010,571	25,978,461	26,034,617
Earnings (loss) per share
Net earnings - basic	$0.32	$0.41	$0.73	$1.14
Net earnings - diluted	$0.32	$0.41	$0.73	$1.14
Cash dividends	$0.225	$0.225	$0.675	$0.675

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At November 30, 2020, cash balances included $88.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated, a business that the Company acquired.  The total right-of-use asset and related lease liability as of November 30, 2020 was $1.5 million and $1.5 million, respectively.  During the nine months ended November 30, 2020, total lease payments made to, and sales made to, the related party were approximately $0.3 million and $1.8 million, respectively.

16. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak to be a global pandemic.  In response to the rapid spread of COVID-19 within the United States, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.  Due to the Company’s involvement in healthcare, government, food and beverage and banking, the Company’s plants have been deemed “essential” and, as such, the Company has continued to operate most of its manufacturing facilities, albeit at reduced production levels.  Due to reduced demand for our products during the pandemic, particularly in our transactional forms, the Company has furloughed approximately 300 employees, ceased operating in two of its owned under-utilized facilities and exited two facilities with expiring leases.

While economic activity remains depressed due to the pandemic, the Company will continue to monitor projected sales and proactively adjust costs as necessary.  The Company believes the cost cutting measures it has implemented thus far will not impact its ability to service increased customer demand when economic conditions improve.  The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. As a recent indicator, according to the Bureau of Labor Statistics (“BLS”), total nonfarm payroll employment rose by 245,000 in November, reflecting a degree of resumption of economic activity that had previously been curtailed due to the COVID-19 pandemic and efforts to contain it.  According to the BLS report, in November notable job gains occurred in transportation and warehousing, professional and business services, and health care, whereas employment levels declined in government and retail trade. These BLS statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase.

17. Subsequent Events

On December 17, 2020, the Board declared a quarterly dividend on the Company’s common stock of 22.5 cents per share, which will be paid on February 4, 2021 to shareholders of record as of January 7, 2021.  The expected payout for this dividend is approximately $5.9 million.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2020

On December 29, 2020, the Company issued a press release announcing that one of its wholly-owned subsidiaries entered into a Letter of Intent to acquire the assets of Infoseal LLC in Roanoke, Virginia, with a closing expected effective close of business December 31, 2020.  The contemplated transaction was in fact signed and closed as of December 31, 2020.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 57 manufacturing plants throughout the United States in 20 strategically located states.  Approximately 94% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.  In response to COVID-19, federal, state and local authorities have recommended social distancing and have imposed various restrictions, including quarantine and isolation measures, mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  As of the date of this report, our plants continue to be deemed “essential,” largely due to our business’s support of many important sectors of the economy, including healthcare, government, food and beverage and banking.  The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. As a recent indicator, according to the Bureau of Labor Statistics (“BLS”), total nonfarm payroll employment rose by 245,000 in November, reflecting a degree of resumption of economic activity that had previously been curtailed due to the COVID-19 pandemic and efforts to contain it.  According to the BLS report, in November notable job gains occurred in transportation and warehousing, professional and business services, and health care, whereas employment levels declined in government and retail trade. These BLS statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase and improvements in our gross profit margin and operational margin during the third quarter.  Even so, we expect the pandemic to continue to have a negative impact on our financial condition and operational results, on a comparative basis, until at least the end of this fiscal year.  While the impacts of the pandemic have been significant, they were within our forecasted parameters for the period ended November 30, 2020.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➣	Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19.  On November 30, 2020 we had $89.4 million in cash, in addition to $99.4 million available under our credit facility, if needed.  During the period, our cash position increased by $21.1 million ($5.5 million from August 31, 2020), and our working capital position increased by $15.6 million from February 29, 2020 ($6.9 million from August 31, 2020).  In addition, our liquidity and debt ratios have all improved since the start of the pandemic, with our current ratio (calculated by dividing our current assets by our current liabilities) increasing from 3.95 to 4.89, our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) increasing from 3.03 to 3.91, and our net debt to equity ratio (after application of cash) decreasing from .01 to -.09.

➣	Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories.  During the third quarter, our days’ sales in our receivables remained fairly constant at about 35 days, and while our days’ sales of inventory (33 days)

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

increased slightly from February 29, 2020 (30 days), it decreased from August 31, 2020 (35 days).  The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

➣	Supply Chain:

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

➣	Cost Savings:

COVID-19 has severely impacted global economic activity, including the printing industry in the United States.  To date, our traditional tag and folder operations, have been impacted more severely than our specialty products operations, including those that service the medical, banking and other related industries.  We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  While economic activity remains depressed due to the pandemic, we will continue to monitor projected sales and our cost structure.  We believe the modifications to our cost structure in response to the sales impact of the COVID-19 pandemic will not impact our ability to service increased customer demand when economic conditions improve. During the third quarter, our gross profit margin improved to 30.4% from our sequential quarter of 29.0% and from the prior year’s third quarter of 29.5%. and our operating margin improved to 12.5% from our sequential quarter of 10.3% and from the prior year’s third quarter of 12.3%.

➣	Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required.  Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues. The recent approval of two vaccines in the U.S. have improved the likelihood that there is a solution to improve or resolve the pandemic, but the logistics of immunizing the U.S. population appear to be challenging amount the many lockdowns occurring in parts of the country. It is likely that the anticipated duration of the pandemic may not be as long as previously feared with the arrival of viable vaccines, but that benefit might be delayed due to the extent of local, regional and economic, social, and political disruption occurring as the confirmed cases grow.  For further information, please see “Cautionary Note Regarding Forward Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have a significant impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports.  With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines.  The strengthening of the U.S. dollar usually has the opposite effect:  more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers.  Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products.  Generally, if mills are running at high capacity, suppliers are able to raise prices.  For the latter part of fiscal year 2020, with the strengthening of the U.S. dollar, imports began to flow back into the domestic marketplace.  This development, along with continued slowing of domestic demand, resulted in renewed marketing of certain paper grades that previously had been placed on allocation.  Consequently, spot pricing had become very competitive earlier this year.  The uncoated paper market was relatively balanced this quarter as overall capacity reductions has improved operating rates, and inventories have declined. U.S. mills have moved back to more normal operating levels. Coated paper has shown some improvement due to several major closures, causing operating rates to climb.  As such, pricing during the second half of fiscal 2021 and into the beginning of fiscal 2022 was expected to be relatively stable.

The COVID-19 pandemic has reduced the demand for both coated and uncoated papers faster than previously expected in the first quarter of fiscal 2021 and paper companies have idled some of their mills or converted to linerboard products to adjust supply and reduce inventory levels.  As the economy has begun to improve, demand has increased in the third quarter for coated and uncoated freesheet papers which has reduced the excess inventory in the market.  It is unclear whether this is a temporary situation or not.  Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain in a range which will not unfavorably impact our margins. Additionally, the possibility of paper shortages in the market is not a concern due to our primary material supplier’s commitment to the Company.  Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2020

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three and nine months ended November 30, 2020 and the comparative period for 2019 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2020		2019		2020		2019
Net sales	$92,443	100.0%	$114,860	100.0%	$268,051	100.0%	$331,709	100.0%
Cost of goods sold	64,355	69.6	81,024	70.5	190,901	71.2	232,719	70.2
Gross profit margin	28,088	30.4	33,836	29.5	77,150	28.8	98,990	29.8
Selling, general and administrative	16,690	18.1	19,751	17.2	51,348	19.2	59,098	17.8
(Gain) loss from disposal of assets	(159)	(0.2)	4.0	—	(571)	(0.2)	4.0	—
Income from operations	11,557	12.5	14,081	12.3	26,373	9.8	39,888	12.0
Other income (expense)	(255)	(0.3)	180	0.1	(739)	(0.2)	271	0.1
Earnings before income taxes	11,302	12.2	14,261	12.4	25,634	9.6	40,159	12.1
Provision for income taxes	2,939	3.2	3,708	3.2	6,665	2.5	10,441	3.1
Net earnings	$8,363	9.0%	$10,553	9.2%	$18,969	7.1%	$29,718	9.0%

Three months ended November 30, 2020 compared to three months ended November 30, 2019

Net Sales.  Our net sales were $92.4 million for the quarter ended November 30, 2020, compared to $114.9 million for the same quarter in the prior year, a decrease of $22.5 million, or 19.6%.  Our sales for the quarter were significantly impacted by economic conditions driven by the COVID-19 pandemic While down versus prior year, third quarter sales increased 6.7% from the second quarter 2020.  As indicated earlier, various segments of the economy were trending up and that growth impact was reflected in the sequential quarter sales growth.

Cost of Goods Sold and Gross Profit Margin.  Our cost of goods sold decreased $16.6 million, or 20.5%, from $81.0 million for the three months ended November 30, 2019 to $64.4 million for the three months ended November 30, 2020.  While our plants were deemed “essential” and as such have remained open, our sales for the quarter continued to be significantly impacted by reduced economic activity due to COVID-19 resulting in a $5.7 decrease of our gross profit margin. Our gross profit margin was $28.1 million for the quarter ended November 30, 2020 compared to $33.8 million for the same quarter in the prior year.  Our modification to our cost structure in response to the sales impact of the COVID-19 pandemic and the integration of our recent acquisitions resulted in improvements in our gross profit margin as a percentage of sales.  During the third quarter, our gross profit margin percentage improved to 30.4% from our sequential quarter of 29.0% and from the prior year’s third quarter of 29.5%.

Selling, general, and administrative expense.  For the three months ended November 30, 2020, our selling, general, and administrative (“SG&A”) expenses were $16.7 million compared to $19.8 million for the three months ended November 30, 2019, a

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

decrease of $3.1 million, or 15.7%.  As a percentage of net sales, SG&A expenses for the current quarter were 18.1% and 17.2% for the three months ended November 30, 2020 and November 30, 2019, respectively.  As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $0.2 million net gain from disposal of assets during the current quarter is primarily attributed to the sale of underutilized land and buildings.  Remaining product from these facilities has been transitioned to another Company facility.

Income from operations.  Our income from operations during the quarter was significantly impacted by the decline in demand in our products due to COVID-19.  For the three months ended November 30, 2020 our income from operations was $11.6 million, or 12.5% of net sales, as compared to $14.1 million, or 12.3% of net sales, for the three months ended November 30, 2019.  While down on a comparable basis, our operating income is up significantly on a sequential basis from $8.9 million, or 10.3% for the three months ended August 31, 2020.

Other income (expense).  Other expense was $255,000 for the three months ended November 30, 2020 compared to income of $180,000 for the three months ended November 30, 2019.  This increase was primarily due to a decrease in our interest income of $200,000 and an increase in our pension expense of $235,000 over the comparable quarter.  Our interest expense for the current quarter was negligible due to the payoff of amounts borrowed under our credit facility during the 2020 fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the three months ended November 30, 2020 and the three months ended November 30, 2019.

Net earnings.  Net earnings, due to the factors above, were $8.4 million for the three months ended November 30, 2020 as compared to $10.6 million for the comparable quarter in the prior year, a decrease of $2.2 million.  Net earnings per diluted share for the three months ended November 30, 2020 was $0.32, compared to $0.41 for the same quarter in the prior year.  While our comparable earnings continue to be impacted by the COVID-19 pandemic, we did increase our earnings in the current quarter by $0.07 per diluted share, or 28% over our sequential quarter’s result of $0.25 per diluted share.

Nine months ended November 30, 2020 compared to nine months ended November 30, 2019

Net Sales.  Our net sales were $268.1 million for the nine-month period ended November 30, 2020, compared to $331.7 million for same period last year, or a decrease of 19.2%.  Our sales for the period were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume. Our previous year acquisitions impacted our comparable net sales by approximately $10.2 million during the nine months ended November 30, 2020.

Cost of Goods Sold.  Our cost of goods sold was $190.9 million for the nine months ended November 30, 2020, compared to $232.7 million for the same period last year, a decrease of $41.8 million, or 18.0%. Our gross profit margin was $77.2 million for the nine-month period ended November 30, 2020, or 28.8%.  This compares to 29.8% for the same nine-month period last year.  While our plants have been deemed “essential” and as such have remained open, our sales for the period were significantly impacted by reduced economic activity due to COVID-19.  As such, our reduced production levels adversely impacted our factory utilization and efficiency factors during the first and second quarter. Our modification to our cost structure in response to the sales impact of the COVID-19 pandemic and the integration of our recent acquisitions resulted in improvements in our gross profit margin as a percentage of sales during the third quarter.

Selling, general, and administrative expense.  Our SG&A expenses were $51.3 million for the nine months ended November 30, 2020, compared to $59.1 million for the same period last year, or a decrease of 13.2%.  As a percentage of sales, the SG&A expenses were 19.2% and 17.8% for the nine months ended November 30, 2020 and November 30, 2019, respectively.  As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets.  The $0.6 million net gain from disposal of assets during the nine months ended November 30, 2020 is primarily attributed to the sale of manufacturing underutilized equipment, land and buildings.

Income from operations.  Our income from continuing operations for the nine months ended November 30, 2020 was $26.4 million, or 9.8% of sales, as compared to $39.9 million, or 12.0% of sales, for the nine months ended November 30, 2019.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

Other income (expense).  Other expense for the nine months ended November 30, 2020 was $0.7 million as compared to income of $0.3 million for the nine months ended November 30, 2019.  This increase was primarily due to the increase in pension expense of $0.7 million and a decrease in interest income of $0.9 million offset by a decrease in interest expense of $0.6 million for the current fiscal year.  Interest expense for the current quarter was negligible due to the payoff of amounts borrowed under our credit facility during the 2020 fiscal year.

Provision for income taxes. Our effective tax rate was 26.0% for the nine months ended November 30, 2020 and the nine months ended November 30, 2019.

Net earnings.  Net earnings, which continue to be significantly impacted by COVID-19 pandemic, were $19.0 million for the nine months ended November 30, 2020 as compared to $29.7 million for the comparable period last year, a decrease of $10.7 million.  Net earnings per diluted share for the nine months ended November 30, 2020 was $0.73, compared to $1.14 for the same nine-month period last year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business.  The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 19% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders.  We expect to generate sufficient cash flows from operations, supplemented by our Credit Facility as necessary, to cover our operating and capital requirements for the foreseeable future.

	November 30,	February 29,
(Dollars in thousands)	2020	2020
Working capital	$127,514	$111,915
Cash	$89,358	$68,258

We are unable to estimate the full impact of COVID-19 on our financial condition and results of operations given numerous uncertainties associated with the pandemic, including the prolonged shutdown of business activity.  The recent enactment, however, of additional funds from the U.S. Congress may provide additional stimulus to artificially support the economy. The vaccinations currently being initiated may provide for earlier improvement of conditions and stimulate an ongoing and growing economy as we move into our 2022 fiscal year.  Although, the Company believes it is unlikely, if our cash flows from operations and our funds available under the Credit Facility are insufficient to meet our capital requirements, we could pursue debt or equity financings.  There can be no assurance that any such financings, if deemed necessary, will be available on terms not unduly dilutive to our shareholders and otherwise satisfactory to us.

Working Capital.  Our working capital increased $15.6 million or 13.9%, from $111.9 million at February 29, 2020 to $127.5 million at November 30, 2020.  Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.0 to 1.0 at February 29, 2020 to 4.9 to 1.0 at November 30, 2020.  Our working capital and current ratio were positively impacted by a $21.1 million increase in cash and $5.1 million in reduction of accounts payable and employee compensation and benefits.  These positive increases were offset by a $9.3 million reduction in receivables and $2.8 million reduction in inventories.

	Nine months ended November 30,
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$40,779	$44,433
Net cash used in investing activities	$(843)	$(21,469)
Net cash used in financing activities	$(18,836)	$(50,093)

Cash flows from operating activities.  Cash provided by operating activities decreased by $3.6 million from $44.4 million for the nine months ended November 30, 2019 to $40.8 million for the nine months ended November 30, 2020.  Our decreased operational cash flows in comparison to the comparable period in the prior year was primarily the result of a $10.7 million decrease in operational earnings. This decrease was offset by a $11.2 million decrease in our accounts receivable and $4.5 million decrease in our inventories.

Cash flows from investing activities. Cash used in investing activities decreased $20.6 million from $21.5 million to $0.8 million used for the nine months ended November 30, 2019 and November 30, 2020, respectively.  This was primarily due to

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

$18.7 million less used for purchase of businesses and $1.7 million from disposal of property, in addition to costs associated with the purchase of Integrated and Flesh in the first two quarters of fiscal year 2020.

Cash flows from financing activities.  We used $31.3 million less in cash from financing activities during the nine months ended November 30, 2020 compared to the same period in the prior year.  The decrease in our cash used during the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 resulted from two factors: (i) the pay-off of $30.0 million in long-term debt during the nine months ended November 30, 2019; and (ii) $2.5 million to repurchase our common stock under our stock repurchase program during the nine months ended November 30, 2019, compared to $1.2 million to repurchase shares of our common stock during the nine months ended November 30, 2020.

Credit Facility.  The Company’s Credit Facility, pursuant to which a credit facility has been extended to the Company until November 11, 2021, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of November 30, 2020, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.85% to 2.5%.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of November 30, 2020, the Company had no outstanding debt, and the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that availability under the Credit Facility is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2021. Assuming a stable funding status, we would expect that our future contributions to be between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  We made contributions totaling $3.0 million to our Pension Plan during fiscal year 2020. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At November 30, 2020, we had an unfunded pension liability recorded on our balance sheet of $8.9 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  For the period, we have spent approximately $2.5 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations & Off-Balance Sheet Arrangements – There have been no significant changes in our contractual obligations since February 29, 2020 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.  We had no off-balance sheet arrangements in place as of November 30, 2020.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  While we had no variable rate financial instruments outstanding at November 30, 2020 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2020 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the nine months ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

During the nine months ended November 30, 2020, the Company, under the program, repurchased 77,996 shares of common stock at an average price of $15.84 per share.  As of November 30, 2020, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
September 1, 2020 - September 30, 2020	—	$—	—	$10,671,106
October 1, 2020 - October 31, 2020	28,692	$15.76	28,692	$10,218,787
November 1, 2020 - November 30, 2020	22,832	$15.73	22,832	$9,859,644
Total	51,524	$15.75	51,524	$9,859,644

Items 3, 4 and 5 are not applicable and have been omitted

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, filed on January 6, 2021, formatted in Inline XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 6, 2021	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 6, 2021	/s/ Vera Burnett
Vera Burnett
Interim CFO, Treasurer and
Principal Financial and Accounting Officer