Form 10-K
period 2021-02-28
ENNIS, INC.
filed 2021-05-07
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2020 was approximately $461 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 30, 2021 was 26,103,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2021

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor, and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations including measures intended to minimize the impact of COVID-19.

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

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 57 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 94% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, and Ace FormsSM.  We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express® and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents).  We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user).  Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Recent Acquisitions

We have completed a number of acquisitions in recent years. On December 31, 2020, we acquired the assets of Infoseal LLC (“Infoseal”) in Roanoke, Virginia. The acquisition of Infoseal, which prior to the acquisition generated approximately $19.2 million in sales for its fiscal year ended December 31, 2020, creates additional capabilities and expertise to our product offering including our existing VersaSeal pressure seal product line.

On July 15, 2019, we acquired all the outstanding stock of The Flesh Company (“Flesh”).  Flesh, together with its wholly owned subsidiary, Impressions Direct, Inc. (“Impressions Direct”), is a printing company with two locations, with the St. Louis location containing Flesh’s corporate office and the direct mail operations of Impressions Direct, and the Parsons, Kansas location containing Flesh’s main manufacturing facility and warehouse. The acquisition of Flesh, which prior to the acquisition generated approximately $31.0 million in sales for its fiscal year ended September 30, 2018, expands our operations with respect to business forms, checks, direct mail services, integrated products and labels.

On March 16, 2019, we acquired the assets of Integrated Print & Graphics (“Integrated”), which is based in South Elgin, Illinois.  The acquisition of Integrated, which prior to the acquisition generated approximately $20.0 million in sales for its fiscal year ended December 31, 2018, creates additional capabilities within our high color commercial print product line.

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

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business.  We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcel®, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, Ace FormsSM, MegaformSM, Safe®, InfosealSM, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally for certain trademarks.

Customers

No single customer accounts for as much as five percent of our consolidated net sales or accounts receivable.

Backlog

At February 28, 2021, our backlog of firm orders was approximately $23.6 million, compared to approximately $21.8 million at February 29, 2020.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2021, 2020 or 2019.

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

Environmental Stewardship

Ennis respects the environment and makes all attempts to protect our natural resources. We believe we comply with all laws and regulations regarding the use and preservation of our land, air, and water. This principle has been part of our Code of Conduct since 2005. Our goal of operating in an environmentally responsible manner aligns with our goals of operating a profitable and responsible business. Some examples of this would be our function of recycling waste material generated in our printing processes to generate income from selling the scrap material. We recycled 27.7 million pounds of paper, 510,000 pounds of plastic and 628,000 pounds of cardboard in 2020. Additionally the use of soy based inks allows us to avoid more harmful cleaning solutions which are environmentally dangerous. We use those soy based inks in approximately 80% of our products. We use environmentally friendly cleaning agents to insure that our waste water is not contaminated and does not require special disposal.

Many of our plants engage with local energy suppliers to ask for recommendations on lowering energy usage. Participation in these energy audits generally results in replacing old lighting with more efficient LED lighting. Additionally, newer digital technology, which we have implemented in several of our locations, relies on less energy than older web-based presses due to shorter runs and ink jet technology.

Another aspect of our business model which reduces carbon emissions is the reduction in transportation costs for our employees, as well as our customers. Approximately 80% of our facilities are located in small towns where the employees are less than 10 miles from the plant, and travel time is minimal. Our geographical dispersion reduces the amount of transportation time and distance associated with delivering our products to our customers. Likewise we use third party transportation and logistical companies to pick up and deliver our products. Partnering with larger shipping organizations that have the scale to be more resourceful and implement more energy efficient delivery methods enables us to ship our products in an efficient and effective manner.

Our primary supplier of paper is vital to our business as they supply raw materials that are minimally altered during the production process. Our primary supplier is SFI, FSC and PEFC certified. The SFI Forest Management Standard covers key values such as protection of biodiversity, species at risk and wildlife habitat; sustainable harvest levels; protection of water quality; and prompt regeneration. FSC certification ensures that products come from responsibly-managed forests that provide environmental, social and economic benefits. PEFC cares for forests globally and locally. They work to protect our forests by promoting sustainable forest management through certification. This means that all can benefit from the many products that forests provide now, while ensuring these forests will be around for generations to come. The Company’s primary paper supplier insures that all of their supply chain materials are sourced with similar accredited suppliers allowing for more transparency and a more trustworthy supplier commitment to quality, safety and the protection of our natural resources.

Additionally, we use material safety sheets which outline potential hazardous  materials so as to minimize the use of more hazardous materials. Given the low and de minimus use of these potentially hazardous materials, our plants generally fit in the lowest category of reporting standards to various state and local environmental agencies. The Company requires facility managers to minimize the use or site storage of any hazardous chemicals. Two thirds of our facilities are categorized as Very Small Quantity Generators and one third are considered Small Quantity Generators under the Environmental Protection Agency’s (“EPA”) hazardous waste regulations. Any hazardous waste generated is stored and properly disposed of in compliance with all E.P.A. regulations and permits.

Two of our largest facilities have solvent recovery systems which allows recovery of press plate washing solutions for re-use. These systems result in a substantial reduction of any hazardous waste. The Company ensures that we are in compliance with applicable state and Federal environmental laws on hazardous materials including Proposition 65 in California and Conflict Materials compliance.

Attention to choice of material suppliers, transportation partners, energy usage and avoidance of hazardous wastes that might impact waste water disposal, are part of the business model that improves or avoids damage to the environment we live and work in.

Employees

At February 28, 2021, we had 2,096 employees.  190 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  We believe we have a good working relationship with all of the unions that represent our employees.

Social Responsibility

Equal Employment Opportunity: Ennis promotes a cooperative and productive work environment by supporting the cultural and ethnic diversity of its workforce and is committed to providing equal employment opportunity to all qualified employees and applicants. Pursuant to our Code of Conduct adopted in 2005 and reviewed at least annually, we do not unlawfully discriminate on the basis of race, color, sex, sexual orientation, religion, national origin, marital status, age, disability, or veteran status in any personnel practice, including recruitment, hiring, training, promotion, and discipline. We are an Equal Opportunity Employer and we comply with all employment  laws including Title VII of the Civil Rights Act of 1964, Immigration and Nationality Act, and the the IRCA.  We take allegations of harassment and unlawful discrimination seriously and address all such concerns that are raised regarding our Code of Conduct.

Safety and Health: A safe and clean work environment is important to the well-being of all Ennis employees. Ennis complies with applicable safety and health regulations and appropriate practices. Throughout the year facilities are reviewed monthly to determine if the accidents/injuries that occcured could have been avoided. Incidents are reviewed to determine measures that can be taken to prevent reoccurrence of claims at that facility or another facility. A monthly Facility Report is sent to all facilities reminding them about safety issues and certain claims that have occurred in other locations. Annually facilities are required to submit an Audit of compliance with mandated OSHA safety programs. Prior to COVID-19, facilities were visited and reports generated for corrections needed. Facilities that have higher than normal claims are worked with directly or visited by a business director or a representative from our workers’ compensation carrier. Protocols and trainings are in place to protect the health and safety of all our employees. Safety audits are completed throughout the organization. The Company strictly monitors safety issues in all of our facilities, and each facility has someone in charge of review and training of employees on safety issues. Consistent with our culture of promoting workplace safety, our plants take pride in detailing the amount of time since the last safety incident and strive to maintain the lack of an occurrence.

Ennis is dedicated to ensuring that any business is conducted as ethically as possible. All Ennis employees must read, agree with, and sign a Code of Conduct and Ethics policy at least annually.

Each of our locations support local non-profit organizations, educational institutions and youth sport teams based on their local community needs. The majority of our locations are located in suburban or rural communities where the plant is a major employer and supporter of the local economy. Some examples include Midlothian Educational Foundation (Ennis is a founding member), Project Graduation, Toys for Tots, Angel Trees, United Way fundraisers, and youth sport team sponsorships. Additional support includes in-kind donations, volunteer hours and financial support for various local organizations.

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

The COVID-19 pandemic has had and may continue to have adverse effects on our results of operations, financial condition and stock price.

The public health crisis caused by the COVID-19 pandemic prompted governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected, and could in the future have a material adverse effect on our business, results of operations, financial condition and stock price. Our sales were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume and earnings.

The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open as vaccinations become more prevalent, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. Certain economic indicators, such as the improvement in the job market, reflect the continued resumption of economic activity that had been curtailed due to the COVID-19 pandemic. Job growth was encouraging in March, led by gains in leisure and hospitality, public and private education, and construction. We continue to monitor incoming order volumes so that we can proactively adjust our costs accordingly.

While some restrictions have been lifted or eased in many jurisdictions, the situation remains fluid and the Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic and the impact of the pandemic on the global economy and demand for the Company’s products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products, the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.

To the extent COVID-19 adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this section.

Our results and financial condition are affected by global and local market conditions, and competitors’ pricing strategies, which can adversely affect our sales, margins, and net income.

Our results of operations can be affected by local, national and worldwide market conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen in the past, can all impact economic activity. Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility. Certain macroeconomic events, such as the past crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. In particular, the ongoing COVID-19 pandemic has negatively impacted local, national and worldwide economies, and introduced market volatility. Whether we can manage these risks effectively depends on several factors, including (i) our ability to manage movements in commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the past volatility in the global financial markets, (ii) the impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities and (iii) other factors, which may be beyond our control.

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

Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information. These applications will increasingly be conducted over the internet or through other electronic payment systems. The predominant method of our customers’ communication to their customers is by printed information. As their customers become more accepting of internet communications, our clients may increasingly opt for what is perceived to be a less costly electronic option, which would reduce our revenue. The pace of these trends is difficult to predict. These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue which could place pressure on our operating margins.

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

Paper is a commodity that is subject to frequent increases or decreases in price, and these fluctuations are sometimes significant.  Domestic paper prices have increased and decreased in recent years due to global market conditions. We believe there is no effective market of derivative instruments to insulate us against unexpected changes in price of paper in a cost-effective manner, and negotiated purchase contracts provide only limited protection against price increases.  Generally, when paper prices increase, we attempt to recover the higher costs by raising the prices of our products to our customers.  In the price-competitive marketplaces in which we operate, however, we may not always be able to pass through any or all of the higher costs.  As such, any significant increase in the price of paper or shortage in its availability, whether due to the COVID-19 pandemic, the strength of the U.S. dollar, changes in mill ownership or other factors, could have a material adverse effect on our results of operations.

The terms and conditions of our credit facility impose certain restrictions on our operations.  We may not be able to raise additional capital, if needed, for proposed expansion projects.

The terms and conditions of our current facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1:00. Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets, including due to the impact of the ongoing COVID-19 pandemic. A breach of any of the covenants could result in a default under our credit facility and in the event of such a default, the bank could elect to declare outstanding principal amounts, interest thereon, and any other amounts payable under the facility to be immediately due and payable. While the Company has no borrowings outstanding under the current credit facility, it does come up for renewal in November of this year. Should events occur which provide uncertainty in the marketplace, the Company could be constrained in the amount or terms of a renewal credit facility. While the Company’s cash position currently provides a liquidity cushion such that it is unlikely that the failure to obtain a replacement or extended credit facility would result in a negative impact, it could impact the Company’s ability to acquire a larger company in an acquisition, among other things. As of February 28, 2021, we were in compliance with all terms and conditions of our credit facility, which matures on November 11, 2021.

Challenging financial market conditions and continued decline in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 13% of our employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. A decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10 basis point change in the discount rate impacts our computed pension liability by approximately $800,000. Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels. Also, continued changes in the mortality tables could potentially impact our funded status. Additionally, as we experienced in recent months, the number of retirees taking lump sum distributions could be sufficiently high as to cause a settlement charge, which would impact current earnings. As of February 28, 2021, the Pension Plan was 90.5% funded on a projected benefit obligation (PBO) basis and 97.9% on an accumulated benefit obligation (ABO) basis.

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

When we acquire a business, a portion of the purchase price may be allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired.  The annual impairment test is based on several factors requiring judgment.  An impairment may be caused by any number of factors outside our control, such as a decline in market conditions, including due to the COVID-19 pandemic, another pandemic or some other event, protracted recovery from poor market conditions, or other factors that may be tied to such negative economic events, including changes to a competitor’s pricing strategies.  To date, we have not been required to take an impairment charge relating to our existing business, but continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although an impairment charge relating to our existing business, but continued sale-side pressures due to technology would be a noncash expense, it would impact our reported operating results and financial position. The Company has mitigated some of this risk by changing from indefinite lives to definite lives accounting for all intangibles assets.

Under definite lives accounting, the value of intangible assets is gradually amortized over time, instead of being left on the Company’s books in full and only being written down when an impairment event is deemed to have occurred.  At February 28, 2021, our consolidated goodwill and other intangible assets were approximately $88.6 million and $52.7 million, respectively.

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

As of February 28, 2021, approximately 9% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations.  While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied. The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes and limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system There may be changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions, revising tax law interpretations in jurisdictions, and changes in other tax laws. There are currently proposals in Congress to increase the tax rates on corporations. All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

We incur transportation expenses to ship our products to our customers.  Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers.  Government regulations can and have impacted the availability of drivers, which will be a significant challenge to the transportation industry. Costs to employ drivers have increased and transportation shortages have become more prevalent. Additionally, the challenge of employing new drivers for the increasingly larger web-based economy could create shortages in trucks and drivers which could impact our sales.

A natural disaster, catastrophe, pandemic or other unexpected events could adversely affect our operations.

The occurrence of one or more unexpected events, including war, acts of terrorism or violence, civil unrest, epidemics or pandemics, fires, tornadoes, hurricanes, earthquakes, floods and other forms of severe weather in the

United States could adversely affect our operations and financial performance. Although we maintain third party insurance against various liability risks and risks of property loss for items we believe are economically reasonable to insure, we could incur uninsured losses and liabilities arising from such events which would adversely affect our results of operations and financial condition.

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

We depend on the reliability of our IT and network infrastructure as well as those of third parties.  If these systems fail, our operations may be adversely affected.

We depend on information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems may disrupt our business and adversely affect our ability to operate and compete in the markets we serve. This could take various forms, including through the injection of Ransomware on our IT infrastructure rendering it inoperable without the payment of some form of cyber currency. These systems include systems that we own and operate, as well as systems of our vendors or other third parties. Such systems are susceptible to Ransomware attacks, malfunctions, interruptions and phishing scams, for example.  We also periodically upgrade and install new systems, which if installed or programmed incorrectly, may cause significant disruptions.  These disruptions could interrupt our operations and adversely affect our results of operations, financial condition and cash flows.

Increasing global cybersecurity attacks and regulatory focus on privacy and security issues could impact our business, expose us to increased liability, subject us to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

Along with our own data and information in the normal course of our business, we and our customers and partners collect and retain significant volumes of certain types of data, some of which are subject to specific laws and regulations. Complying with varying jurisdictional requirements is becoming increasingly complex and could increase the costs and difficulty of compliance, and violations of applicable data protection laws. Many of our clients provide us with information they consider confidential or sensitive, and many of our client’s industries have established standards for safeguarding the confidentiality, integrity and availability of information relating to their businesses and customers.  Data stored in our systems or available through web portals is susceptible to cybercrime or intentional disruption, which have increased globally across all industries in terms of sophistication and frequency.  Disclosure of data maintained on our network, a security breach of our systems or other similar events may damage our reputation, subject us to regulatory enforcement action, third party litigation and cause significant reputational or financial harm for our clients and partners.  Any of these outcomes may adversely affect our results of operations, financial condition and cash flows.

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant.  Unfavorable changes in the cost of such benefits could impact our financial results and cash flow.  Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system.  Additionally, the ongoing COVID-19 pandemic may result in temporary or permanent healthcare reform measures, would could result in significant cost increases and other negative impacts to our business. While the Company has various cost control measures in place and employs an outside oversight review on larger claims, employee health benefits have been and are expected to continue to be a significant cost to the us and may increase due to factors outside the Company’s control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Midlothian, Texas, and we operate manufacturing facilities throughout the United States. See the table below for additional information regarding our locations.

All of our properties are used for the production, warehousing and shipping of business products, including the following: business forms, flexographic printing, advertising specialties and Post-it® Notes (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Claysburg, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia); and pressure seal products (Visalia, California; Chino, California; Roanoke, Virginia and Clarksville, Tennessee).

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

All of our rented property is held under leases with original terms of one or more years, expiring at various times through December 2026.  Presently, we believe we will be able to maintain or renew leases as they expire without significant difficulty.

		Approximate Square Footage
Location	General Use	Owned	Leased
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Paso Robles, California	Manufacturing	94,120	—
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Coshocton, Ohio	Manufacturing	24,750	—
Macomb, Michigan	Manufacturing	56,350	—
Denver, Colorado	Two Manufacturing Facilities	60,000	45,800
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Coon Rapids, Minnesota	Warehouse	—	4,800
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Bridgewater, Virginia	Manufacturing	—	27,000
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Princeton, Illinois	Manufacturing	—	44,190
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Caledonia, New York	Manufacturing and one vacant	191,730	—
Sun City, California	Two Manufacturing Facilities	52,617	—
Chino, California	Manufacturing	—	63,016
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
Claysburg, Pennsylvania	Manufacturing	—	69,000
Fairport, New York	Two Manufacturing Facilities	—	40,800
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
Smyrna, Georgia	Manufacturing	—	65,000
Clarksville, Tennessee	Manufacturing	51,900	—
Fairhope, Alabama	Manufacturing	65,000	—

		Approximate Square Footage
Location	General Use	Owned	Leased
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Visalia, California	Manufacturing	—	56,000
Corsicana, Texas	Held for Sale	39,685	—
Girard, Kansas	Manufacturing	69,474	—
Powell, Tennessee	Manufacturing	43,968	—
Houston, Texas	Manufacturing	—	29,668
DePere, Wisconsin	Manufacturing & One Warehouse	—	142,347
Mosinee, Wisconsin	Manufacturing	—	5,400
Kent, Washington	Manufacturing	—	48,789
South Elgin, Illinois	Manufacturing	—	70,500
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Fenton, Missouri	Manufacturing	—	26,847
Roanoke, Virginia	Manufacturing	—	110,000
		2,603,407	1,286,083
Corporate Offices
Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,640,707	1,286,083

*	22,000 square feet of Ennis, Texas location leased

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2021
First Quarter	$21.11	$13.99	3,772	$0.225
Second Quarter	19.56	16.00	2,915	$0.225
Third Quarter	18.46	15.19	2,526	$0.225
Fourth Quarter	20.50	16.35	2,954	$0.225
Fiscal Year Ended February 29, 2020
First Quarter	$21.99	$18.30	1,989	$0.225
Second Quarter	21.10	18.48	2,220	$0.225
Third Quarter	21.49	18.66	2,135	$0.225
Fourth Quarter	22.20	19.83	2,655	$0.225

On April 30, 2021, the last reported sale price of our common stock on the NYSE was $20.73, and there were approximately 706 shareholders of record.  Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board of Directors (“Board”) deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.225 per share of our common stock was paid in each quarter of fiscal year 2020. A dividend of $0.20 per share of our common stock was paid in the first quarter of fiscal year 2019, and a dividend of $0.225 per share of our common stock was paid in each subsequent quarter of fiscal year 2019.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors.  Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations.  Since the program’s inception in October 2008, we have repurchased 1,894,350 common shares under the program at an average price of $15.91 per share. During our fiscal year 2021, we repurchased 77,996 shares of common stock at an average price of $15.84 per share.  As of February 28, 2021, $9.9 million remained available to repurchase shares of common stock under the program.  No additional shares of common stock were repurchased under the program in the three months ended February 28, 2021.

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from February 29, 2016 to February 28, 2021.

	2016	2017	2018	2019	2020	2021
Ennis, Inc.	$100.00	$93.36	$116.57	$132.37	$131.16	$135.90
S&P 500	100.00	124.98	146.35	153.20	165.75	217.61
Russell 2000	100.00	136.11	150.42	158.81	150.99	227.99

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

This Management’s Discussion and Analysis covers the continuing operations of the Company, which are comprised of the production and sale of business forms and other business products.  This Management’s Discussion and Analysis includes the following sections:

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

References to 2021, 2020 and 2019 refer to the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.

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

COVID-19 Pandemic –  The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.  In response to COVID-19, federal, state and local authorities have recommended social distancing and have imposed various restrictions, including quarantine and isolation measures, mandatory closures of businesses deemed “non-essential” in certain jurisdictions.  As of the date of this report, our plants continue to be deemed “essential,” largely due to our business’s support of many important sectors of the economy, including healthcare, government, food and beverage and banking.  The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open as vaccinations become more prevalent, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. Current governmental statistics have indicated an increase in economic activity that had previously been curtailed due to the COVID-19 pandemic and efforts to contain it.  These statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase and improvements in our gross profit margin and operational margin during the third quarter.  Even so, we expect the pandemic to continue to have a negative impact on our financial condition and operational results, on a comparative basis, until at least the end of this fiscal year based on the information currently available.  While the impacts of the pandemic have been significant, our results of operations were within our forecasted parameters for the period ended February 28, 2021.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➣	Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19.  On February 28, 2021 we had $75.2 million in cash, in addition to $99.4 million available under our credit facility, if needed.  During the period, our cash position increased by $6.9 million and our working capital position increased by $1.1 million from February 29, 2020.  In addition, our liquidity and debt ratios have all improved since the start of the pandemic, with our current ratio (calculated by dividing our current assets by our current liabilities) increasing from 3.95 to 4.22, our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) increasing from 3.03 to 3.29, and our net debt to equity ratio (after application of cash) decreasing from .01 to -.04.

➣	Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories.  During the period, our days’ sales in our receivables increased slightly to 39 days from 36 days (February 29, 2020), and our days’ sales of inventory increased slightly to 34 days from February 29, 2020 (29 days).  The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

➣	Supply Chain:

To date, COVID-19 has not materially impacted, nor do we currently expect it to materially impact, the supply chain for the products we sell.  Most of our products are sourced domestically from suppliers deemed “essential” by the government, and therefore currently remain in operation, and we have been able to switch from impacted suppliers to non-impacted suppliers in several instances since the outbreak.  However, if one or more of our major suppliers are negatively impacted by the COVID-19 pandemic, through plant closures, deteriorating financial condition, or otherwise, it could adversely affect our operational results and financial condition.

➣	Cost Savings:

COVID-19 has severely impacted global economic activity, including the printing industry in the United States.  To date, our traditional tag and folder operations have been impacted more severely than our specialty products operations, including those that service the medical, banking and other related industries.  We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  While economic activity remains depressed due to the pandemic, we will continue to monitor projected sales and our cost structure.  We believe the modifications to our cost structure in response to the sales impact of the COVID-19 pandemic will not impact our ability to service increased customer demand when economic conditions improve. During the fourth quarter, our gross profit margin improved to 29.6% from the prior year’s fourth quarter of 28.1% and our operating margin improved to 10.6% from the prior year’s fourth quarter of 10.3%.

➣	Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required.  Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continue to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues. The recent approval and distribution of three vaccines in the U.S. have improved the likelihood that the pandemic conditions can be improved or resolved in a more timely fashion, but the logistics of immunizing the U.S. population appear to be challenging. It is likely that the anticipated duration of the pandemic may not be as long as previously feared with the arrival of viable vaccines, but that benefit might be delayed due to the extent of local, regional and economic, social, and political disruption.

The ultimate impact of COVID-19 is difficult to predict, including due to factors discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced through the use of cheaper paper grades or imported paper, or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line.  In addition, the impact of COVID-19 on the speed of this transformation is unknown, but it is expected to accelerate the decline for some of our products.  Transforming our product offerings in order to continue to provide innovative, valuable solutions through lower labor and fixed charges to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments.  In addition, we will continue to look for new market opportunities and niches through acquisitions, such as the addition of our envelope offerings, tag offerings, folder offerings, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing, which provide us with an opportunity for growth and differentiate us from our competition.  The ability to make investments in new and existing technology and/or to acquire new market opportunities through acquisitions is dependent on the Company’s liquidity and operational results.  While currently the pandemic has not materially impacted our liquidity and it is not currently expected to, a protracted delay in the economy recovering could have a negative impact on our continued ability to make the aforementioned investments or to consummate acquisitions.

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have a significant impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports. With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines. The strengthening of the U.S. dollar usually has the opposite effect: more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers. Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products. Generally, if mills are running at high capacity, suppliers are able to raise prices. For the latter part of fiscal year 2020, with the strengthening of the U.S. dollar, imports began to flow back into the domestic marketplace. This development, along with continued slowing of domestic demand, resulted in renewed marketing of certain paper grades that previously had been placed on allocation. Consequently, spot pricing became very competitive earlier this year. The uncoated paper market tightened this quarter as overall capacity reductions improved operating rates, and inventories declined, allowing domestic mills to begin price increases. U.S. mills have moved back to higher operating levels and pulp pricing has increased which will justify such increases. Coated paper has shown some improvement due to several major closures, causing operating rates to climb. As such, pricing during the second half of fiscal 2021 and into the beginning of fiscal 2022 is currently expected to increase.

The COVID-19 pandemic has reduced the demand for both coated and uncoated papers faster than previously expected in the first quarter of fiscal 2021 and paper companies idled some of their mills or converted to linerboard products to adjust supply and reduce inventory levels.  As the economy has improved, demand has increased in the third quarter for coated and uncoated freesheet papers which has reduced the excess inventory in the market.  It is unclear whether this is a temporary situation or if conditions could stretch for a more extended amount of time.  Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain in a range which will not unfavorably impact our margins. Additionally, the possibility of paper shortages in the market is not a major concern due to our primary material supplier’s commitment to the Company.  Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

Pension Plan – We maintain the Pension Plan for employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations and requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts and future actual experience may differ significantly from current expectations.

As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded. The expected rate of return on assets was reduced from 7.00% to 6.50%.  The 50 basis point reduction increased the fiscal year ending February 28, 2022 pension expense by approximately $0.3 million

Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.  During fiscal year 2021 the discount rate used to determine the net pension obligations for purposes of our Consolidated Financial Statements remained at 2.65%, the same rate used in fiscal year 2020. A drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels.  Each 10 basis point change in the discount rate impacts our computed pension liability by about $0.8 million.

Also, continued changes in the mortality tables could potentially impact our funded status.  While no change was made to the base mortality table, Pre-2012, we adopted the new MP-2020 mortality improvement scale. The updated mortality improvement scale reflects slightly lower projected mortality improvement in the future compared to the previous assumption resulting in a reduction in the February 28, 2021 pension liability of $0.35 million. Also, continued changes in the mortality tables could potentially impact our funded status.

Goodwill and Other Intangible Assets – Amounts allocated to intangibles and goodwill are determined based on valuation analysis for our acquisitions. Amortizable intangibles are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We assess goodwill for impairment annually as of December 1, or more frequently if impairment indicators are present. The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step approach is applied in making an evaluation.  The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions.  A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates.  If the evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the fiscal years ended February 28, 2021 or February 29, 2020.

Revenue Recognition – We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $12.5 million, $11.0 million, and $10.3 million of revenue were recognized under these agreements during fiscal years ended 2021, 2020 and 2019, respectively.

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

Inventories – Our inventories are valued at the lower of cost or net realizable value. We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated net realizable value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered based on our history of earnings expectations for future taxable income including taxable income in prior carry-back years, as well as future taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of operations.  In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

The outbreak of the COVID-19 pandemic presents various global risks. The full impact of the COVID-19 pandemic continues to evolve as of the date of this report, particularly given the large increases of cases in India and South America. Management is actively monitoring the situation as pertains to the Company’s financial condition, liquidity, operations, suppliers, industry and workforce. Given the ongoing evolution of the pandemic and the global responses to control its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its results of operation, financial condition, or liquidity for fiscal year 2022.

Accrued Medical and Workers Compensation Liabilities – In addition to the assessments described above, we also have to make assessments as to the adequacy of our accrued liabilities, more specifically our liabilities recorded in connection with our workers compensation and health insurance, as these plans are self-funded. To help us in this evaluation process, we routinely get outside third-party assessments of our potential liabilities under each plan.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products The operating results of the Company for fiscal year 2021 and the comparative fiscal years 2020 and 2019 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands,	2021		2020		2019
except per share amounts)
Net sales	$357,973	100.0%	$438,412	100.0%	$400,782	100.0%
Cost of goods sold	254,207	71.0	309,488	70.6	277,422	69.2
Gross profit margin	103,766	29.0	128,924	29.4	123,360	30.8
Selling, general and administrative	68,270	19.1	78,173	17.8	73,490	18.3
Gain from disposal of assets	(405)	(0.1)	(87)	—	(217)	(0.1)
Income from operations	35,901	10.0	50,838	11.6	50,087	12.4
Other income (expense), net	(2,614)	(0.7)	413	0.1	(153)	—
Earnings before income taxes	33,287	9.3	51,251	11.7	49,934	12.4
Provision for income taxes	9,193	2.6	12,959	3.0	12,497	3.1
Net earnings	$24,094	6.7%	$38,292	8.7%	$37,437	9.3%

Net Sales.  Our net sales decreased from $438.4 million for fiscal year 2020 to $358.0 million for fiscal year 2021, a decrease of 18.3%.  Our sales for the period were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume.  The acquisition of Infoseal, which was completed in December 2020, is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes.  Our acquisitions during fiscal years 2020 and 2021 positively impacted our net sales by approximately $12.5 million during fiscal year 2021.

Our net sales increased from $400.8 million for fiscal year 2019 to $438.4 million for fiscal year 2020, an increase of 9.4%.  The increase in supply of cheaper foreign paper imports, due to the strengthening of the U.S. dollar, unseasonal weather conditions in parts of the country and domestic pricing levels, continued to provide the elements for a challenging marketplace.  Each of these factors negatively impacted sales.  In particular, our competition was able to be more price-competitive due to the availability of cheaper materials, and some of our sales were negatively impacted by weather conditions.  The acquisitions of Integrated, which was completed in March 2019, and Flesh, which was completed in July 2019, were integral parts of our strategy to offset normal industry revenue declines due to print attrition and other changes.  Our acquisitions during fiscal years 2020 and 2019 positively impacted our net sales by approximately $55.3 million during fiscal year 2020.

Cost of Goods Sold.  Our manufacturing costs decreased from $309.5 million for fiscal year 2020 to $254.2 million for fiscal year 2021, or 17.9%.  Our gross profit margin (“margin”) decreased slightly from 29.4% for fiscal year 2020 to 29.0% for fiscal year 2021.  While our plants have been deemed “essential” and as such have generally remained open, our sales for the fiscal year 2021 were significantly impacted by reduced economic activity due to COVID-19.  As such, our reduced production levels adversely impacted our factory utilization and efficiency during the first and second quarters of this fiscal year.  Our modification to our cost structure in response to the sales impact of the COVID-19 pandemic and the integration of our acquisitions last fiscal year resulted in improvements in our margin as a percentage of sales during the fourth quarter.

Our manufacturing costs increased from $277.4 million for fiscal year 2019 to $309.5 million for fiscal year 2020, or 11.6%.  Our margin decreased from 30.8% for fiscal year 2019 to 29.4% for fiscal year 2020.  Our margin during the period continued to be impacted for the most part by the dilutive impact of the acquisitions completed in the last year and to a lesser extent to the numerous raw material price increases taken last fiscal year, some of which could not be completely passed through to the customer.  During the previous fiscal year, tight supply conditions allowed for multiple price increases on raw materials which could be passed through to the customer due to apportionment of paper, as well as other items in the manufacturing process.  Historically price increases have been less frequent, which allowed manufacturers the ability to pass the required pricing adjustments through to the marketplace in a timely manner.  However, the size and number of increases impacted manufacturers’ abilities to timely pass these price adjustments to the end-users.  Due to pricing levels and the strengthening U.S. dollar, imports had increased and created an excess supply condition domestically.  This historically has led to some normalization/stability in the marketplace which started to be seen as material prices became softer.  Our acquisitions completed during the previous year had a dilutive impact on our margins as we transitioned them into our enterprise resource planning system. Without the impact of the acquisitions completed over the previous 18 months, the margins from our other plants continued to be above 30.8% during the period, comparable to historical levels.

Selling, general, and administrative expenses. Our selling, general, and administrative (“SG&A”) expenses decreased approximately 12.7%, from $78.2 million for fiscal year 2020 to $68.3 million for fiscal year 2021.  As a percentage of sales, SG&A expenses increased from 17.8% in fiscal year 2020 to 19.1% for fiscal year 2021. We continue to seek ways to more fully leverage our SG&A expenses, and to reduce SG&A expenses following acquisitions through the implementation of our systems and processes, which allows us to integrate many of our acquired companies’ back-office processes.

Our SG&A expenses increased approximately 6.4%, from $73.5 million for fiscal year 2019 to $78.2 million for fiscal year 2020.  As a percentage of sales, SG&A expenses declined from 18.3% in fiscal year 2019 to 17.8% for fiscal year 2020.  Our acquisitions negatively impacted our SG&A expenses by approximately $6.6 million during fiscal year 2020.

(Gain) loss from disposal of assets. The $0.4 million gain from disposal of assets for fiscal year 2021 is primarily attributed to the $.5 million gain on the sale of land and manufacturing facilities offset by approximately a $0.1 million loss in the sale of manufacturing equipment.  The $0.1 million gain from disposal of assets for fiscal year 2020 is primarily attributed to the sale of a manufacturing facility and manufacturing equipment.  The $0.2 million gain from disposal of assets for fiscal year 2019 is primarily related to the sale of an unused manufacturing facility and manufacturing equipment.

Income from operations. Primarily due to factors described above, our income from continuing operations for fiscal year 2021 was $35.9 million, or 10.0% of net sales, compared to $50.8 million, or 11.6% of net sales, for fiscal year 2020. Our acquisitions contributed approximately $2.0 million to our operational income during fiscal year 2021.

Our income from continuing operations for fiscal year 2020 was $50.8 million, or 11.6% of net sales, compared to $50.1 million, or 12.5% of net sales, for fiscal year 2019.  Our acquisitions contributed approximately $6.2 million to our operational income during fiscal year 2020.

Other income (expense).  Other expense was $2.6 million for fiscal year 2021 compared to income of $0.4 million for fiscal year 2020.  The increase in expense was primarily the result of an increase in our pension expense of $2.7 million, of which $1.6 million was a settlement charge as a result of the lump sums paid out from our Pension Plan in fiscal year 2021 that were greater than the service cost and interest cost for the fiscal year.  Other income was $0.4 million for fiscal year 2020 compared to $0.2 million expense for fiscal year 2019.  The decrease in expense related primarily to approximately $0.5 million less in interest expense due to the payoff of the Credit Facility at the end of the second quarter of fiscal year 2020.

Provision for income taxes. Our effective tax rates for fiscal years 2021, 2020 and 2019 were 27.6%, 25.3%, and 25.0%, respectively.  The higher effective tax rate for fiscal year 2021 was primarily impacted by permanent nondeductible expenses and settlement of certain state and local tax matters.  The slightly higher effective tax rate for fiscal year 2020 was primarily due to the establishment of a reserve against our foreign tax credits.

Net earnings. Our net earnings was significantly impacted by COVID-19 pandemic. The increase in pension expense from fiscal year 2020 to 2021 included in other expense impacted our results by $0.07 per diluted share.  Net earnings were $24.1 million, or $0.93 per diluted share for fiscal year 2021.  Net earnings for fiscal year 2020 was $38.3 million, or $1.47 per diluted share, and $37.4 million, or $1.45 per diluted share for fiscal year 2019.

Liquidity and Capital Resources

	Fiscal Years Ended
(Dollars in thousands)	2021	2020	2019
Working Capital	$113,022	$111,915	$134,542
Cash	$75,190	$68,258	$88,442

Working Capital. Our working capital increased by approximately $1.1 million, or 1.0%, from $111.9 million at February 29, 2020 to $113.0 million at February 28, 2021.  Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.0-to-1.0 for fiscal year 2020 to 4.2-to-1.0 for fiscal year 2021.  Our working capital and current ratio were positively impacted by a $6.9 million increase in cash and a $3.9 million decrease in accounts payable and employee compensation and benefits.  These positive increases were offset by a $5.2 million decrease in accounts receivable, a $2.2 million decrease in prepaid income taxes and a $1.9 million decrease in our inventories.

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

Our operations continue to be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the virus is uncertain, but it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to our customers and revenue, labor workforce, and an impairment in the value of our long-lived assets, including property, plant and equipment, goodwill and other intangible assets.

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2021	2020	2019
Net cash provided by operating activities	$52,817	$57,219	$51,335
Net cash used in investing activities	$(21,183)	$(21,446)	$(31,770)
Net cash used in financing activities	$(24,702)	$(55,957)	$(27,353)

Cash flows from operating activities.  Cash provided by operating activities was $52.8 million for fiscal year 2021 (a decrease of $4.4 million compared to fiscal year 2020), $57.2 million for fiscal year 2020 (an increase of $5.9 million compared to fiscal year 2019) and $51.3 million for fiscal year 2019.

Our decreased operational cash flows in fiscal year 2021 compared to fiscal year 2020 was primarily the result of two factors: (i) a 14.2 million decrease in net earnings and (ii) a $0.7 million increase in our accounts payable and accrued expenses.  These decreases were offset by a $4.3 million increase in our accounts receivable and a $3.6 million increase in our prepaid expenses and prepaid income taxes.

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

Cash flows from investing activities. Cash used in investing activities was $21.2 million in fiscal year 2021 compared to 21.4 million in fiscal year 2020 and $31.8 million in fiscal year 2019.  Cash used in investing activities remained level for both fiscal year 2021 and 2020.  Capital expenditures increased by $0.3 million and the cost to acquire businesses increased by $0.5 million in fiscal year 2021.  Both of these increases were offset by a $1.0 million increase in the proceeds from disposal of property.  The $10.3 million decrease in cash used in fiscal year 2020 compared to fiscal year 2019 was primarily due to a $1.4 million decrease in capital expenditures and an $8.7 million decrease in costs to acquire businesses.

Cash flows from financing activities. Cash used in financing activities was $24.7 million in fiscal year 2021 compared to $56.0 million used in fiscal year 2020 and $27.4 million used in fiscal year 2019.

The decrease in our cash used in fiscal year 2021 compared to fiscal year 2020 resulted from two factors: (i) $30.0 million in long-term debt was paid in fiscal year 2020, compared to no long-term debt outstanding and paid in fiscal year 2021 and (ii) $1.2 million less used to purchase our common stock under our repurchase program in fiscal year 2021 compared to fiscal year 2020.

The increase in our cash used in fiscal year 2020 compared to fiscal year 2019 resulted from two factors: (i) the payment of $30.0 million in long-term debt in fiscal year 2020, compared to the payment of no long-term debt in fiscal year 2019; and (ii) the payment of $0.9 million more in dividends in fiscal year 2020 compared to fiscal year 2019.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate.  Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors.  Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations.  Since the program’s inception in October 2008, we have repurchased 1,894,350 common shares under the program at an average price of $15.91 per share. During our fiscal year 2021, we repurchased 77,996 shares of common stock at an average price of $15.84 per share.  As of February 28, 2021, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.  The Company expects to continue to repurchase its shares under the repurchase program during fiscal year 2022 provided that the Board determines such repurchases to be in the best interests of the Company and its shareholders.

Credit Facility – The Company’s Credit Facility, which has been extended to the Company until November 11, 2021, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of February 28, 2021, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.85% to 2.5%. The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of February 28, 2021, the Company had no outstanding debt, and the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that, should it be required, the line of credit available under the Credit Facility will be sufficient to cover our working capital needs for the foreseeable future.

Pension Plan – The funded status of our pension plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding.  The assumptions used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligations for purposes of our Consolidated Financial Statements.  The funding of our pension plan is governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the Internal Revenue Code and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, and the Bipartisan Budget Act of 2015.  Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor.  For the period ended February 28, 2021, the specified corridor around the 25-year average was 10%.  We made contributions of $3.0 million to our Pension Plan in fiscal years 2020 and 2019.  There was no contribution required or made in fiscal year 2021.  Given our funding status as of February 28, 2021 and absent any significant negative event, we anticipate that our future contributions will be between $1.5 million and $3.0 million per year, depending on our Pension Plan’s funding.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2022, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million.  We expect to fund these expenditures through existing cash flows.  We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations– There have been no significant changes in our contractual obligations since February 28, 2021 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. The following table represents our contractual commitments as of February 28, 2021 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	37,500	3,600	6,500	8,500	18,900
Letters of credit	583	583	—	—	—
Operating leases	20,351	5,439	9,051	5,157	704
Total	$58,434	$9,622	$15,551	$13,657	$19,604

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  We had no variable rate financial instruments outstanding at February 28, 2021 due to the pay-down of our Credit Facility, but we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth following the signature page of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2021.  Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2021.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”).  Based on management’s assessment using those criteria, we believe that, as of February 28, 2021, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of Infoseal, which we acquired on December 31, 2020, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition.  The assets and revenues resulting from this acquisition constituted approximately 7 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2021 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, including “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

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

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Interim Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Interim Chief Financial Officer.**

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2021, filed on May 7, 2021, formatted as Inline XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

ENNIS, INC.

Date: May 7, 2021	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 7, 2021	/s/ VERA BURNETT
Vera Burnett
Interim CFO, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 7, 2021	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 7, 2021	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 7, 2021	/s/ AARON CARTER
Aaron Carter, Director

Date: May 7, 2021	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 7, 2021	/s/ GODFREY M. LONG, JR.
Godfrey M. Long, Jr., Director

Date: May 7, 2021	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 7, 2021	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 7, 2021	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 7, 2021	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 7, 2021	/s/ VERA BURNETT
Vera Burnett, Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2021 and February 29, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 7, 2021 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of acquired customer relationships and equipment

As described further in Note 5 to the financial statements, on December 31, 2020, the Company completed an acquisition. The Company’s accounting for the acquisition included estimating the fair value of the acquired tangible and intangible assets, including equipment and customer relationships. We identified the Company’s methods and assumptions used in estimating the fair value of equipment and customer relationships a critical audit matter.

The principal considerations for our determination that the Company’s methods and assumptions used in estimating the fair value of the equipment and customer relationships is a critical audit matter include the significant auditor judgment required in evaluating the inputs and assumptions used by management when estimating the fair value of these assets. The estimation was significant primarily due to the sensitivity of the respective fair values to the underlying assumptions, including discount rate, projected revenue growth rates, projected gross margins, customer attrition rate, and application of the methodology used. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the Company’s methods and assumptions used in the estimation of the fair value of the acquired equipment and customer relationships included the following, among others.

•

We tested the design and operating effectiveness of controls relating to management’s review of the assumptions used to develop the future revenues and cash flows and the valuation methodologies applied by the third party valuation specialists.

•	We evaluated whether the assumptions used including, revenue growth rate, gross margin percentage, and customer attrition rate were reasonable.
•	For equipment acquired, we tested the reasonableness of management’s methodology and use of external market data.
•	We utilized a valuation specialist to assist in evaluating the methodologies and other underlying assumptions used including the application of the discount rate by the Company.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas

May 7, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2021, and our report dated May 7, 2021 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Infoseal, whose financial statements reflect total assets and revenues constituting 7 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2021. As indicated in Management’s Report, Infoseal was acquired during the year ended 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Infoseal.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

May 7, 2021

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28,	February 29,
	2021	2020
Assets
Current assets
Cash	$75,190	$68,258
Accounts receivable, net of allowance for doubtful receivables of $961 at February 28, 2021 and $715 at February 29, 2020	37,891	43,086
Prepaid expenses	1,605	1,541
Prepaid income taxes	—	2,164
Inventories	32,906	34,835
Assets held for sale	482	—
Total current assets	148,074	149,884
Property, plant and equipment
Plant, machinery and equipment	157,737	155,744
Land and buildings	56,185	57,887
Computer equipment and software	19,336	19,312
Other	4,808	4,873
Total property, plant and equipment	238,066	237,816
Less accumulated depreciation	182,682	181,414
Net property, plant and equipment	55,384	56,402
Operating lease right-of-use assets	19,187	20,068
Goodwill	88,647	82,527
Intangible assets, net	52,712	56,557
Other assets	384	261
Total assets	$364,388	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 28,	February 29,
	2021	2020
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,759	$17,235
Accrued expenses	14,955	15,069
Current portion of operating lease liabilities	5,338	5,665
Total current liabilities	35,052	37,969
Liability for pension benefits	6,299	8,936
Deferred income taxes	7,677	8,749
Operating lease liabilities, net of current portion	13,567	14,200
Other liabilities	1,244	1,516
Total liabilities	63,839	71,370
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 28, 2021 and February 29, 2020	75,134	75,134
Additional paid-in capital	123,017	123,052
Retained earnings	194,436	193,809
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(20,282)	(25,206)
Treasury stock	(71,756)	(72,460)
Total shareholders’ equity	300,549	294,329
Total liabilities and shareholders' equity	$364,388	$365,699

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2021	2020	2019
Net sales	$357,973	$438,412	$400,782
Cost of goods sold	254,207	309,488	277,422
Gross profit margin	103,766	128,924	123,360
Selling, general and administrative	68,270	78,173	73,490
Gain from disposal of assets	(405)	(87)	(217)
Income from operations	35,901	50,838	50,087
Other income (expense)
Interest expense	(11)	(606)	(1,154)
Other, net	(2,603)	1,019	1,001
Total other income (expense)	(2,614)	413	(153)
Earnings from continuing operations before income taxes	33,287	51,251	49,934
Income tax expense	9,193	12,959	12,497
Net earnings	$24,094	$38,292	$37,437
Weighted average common shares outstanding
Basic	25,995,127	26,036,393	25,829,804
Diluted	25,995,127	26,036,393	25,842,179
Earnings per share
Basic	$0.93	$1.47	$1.45
Diluted	$0.93	$1.47	$1.45
Cash dividends per share	$0.900	$0.900	$0.875

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2021	2020	2019
Net earnings	$24,094	$38,292	$37,437
Adjustment to pension, net of taxes	4,924	(8,502)	(276)
Comprehensive income	$29,018	$29,790	$37,161

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2019, 2020, AND 2021

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2018	30,053,443	$75,134	$121,333	$164,177	$(16,428)	(4,789,228)	$(82,512)	$261,704
Net earnings	—	—	—	37,437	—	—	—	37,437
Adjustment to pension, net of deferred tax of $92	—	—	—	—	(276)	—	—	(276)
Dividends paid ($0.875 per share)	—	—	—	(22,611)	—	—	—	(22,611)
Stock based compensation	—	—	1,397	—	—	—	—	1,397
Exercise of stock options and restricted stock	—	—	(1,539)	—	—	110,806	1,608	69
Common stock issued for acquisition of business	—	—	1,874	—	—	829,126	14,344	16,218
Common stock repurchases	—	—	—	—	—	(247,803)	(4,811)	(4,811)
Balance February 28, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	38,292	—	—	—	38,292
Adjustment to pension, net of deferred tax of $2,834	—	—	—	—	(8,502)	—	—	(8,502)
Dividends paid ($0.90 per share)	—	—	—	(23,486)	—	—	—	(23,486)
Stock based compensation	—	—	1,369	—	—	—	—	1,369
Exercise of stock options and restricted stock	—	—	(1,382)	—	—	87,143	1,382	—
Common stock repurchases	—	—	—	—	—	(126,330)	(2,471)	(2,471)
Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	24,094	—	—	—	24,094
Adjustment to pension, net of deferred tax of $1,641	—	—	—	—	4,924	—	—	4,924
Dividends paid ($0.90 per share)	—	—	—	(23,467)	—	—	—	(23,467)
Stock based compensation	—	—	1,243	—	—	—	—	1,243
Exercise of stock options and restricted stock	—	—	(1,278)	—	—	110,652	1,939	661
Common stock repurchases	—	—	—	—	—	(77,996)	(1,235)	(1,235)
Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$24,094	$38,292	$37,437
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,922	10,425	9,071
Amortization of deferred finance charges	—	47	114
Amortization of intangible assets	8,115	7,769	7,118
Gain from disposal of assets	(405)	(87)	(217)
Bad debt expense, net of recoveries	1,044	(59)	212
Stock based compensation	1,243	1,369	1,397
Deferred income taxes	(2,713)	478	(742)
Net pension expense	3,928	(1,819)	(1,683)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	6,117	1,781	1,480
Prepaid expenses and income taxes	2,100	(1,538)	3,408
Inventories	3,187	3,241	(3,580)
Other assets	(124)	43	5
Accounts payable and accrued expenses	(3,340)	(2,614)	(2,383)
Other liabilities	(351)	(109)	(302)
Net cash provided by operating activities	52,817	57,219	51,335
Cash flows from investing activities:
Capital expenditures	(3,679)	(3,394)	(4,824)
Purchase of businesses, net of cash acquired	(19,202)	(18,733)	(27,389)
Proceeds from disposal of plant and property	1,698	681	443
Net cash used in investing activities	(21,183)	(21,446)	(31,770)
Cash flows from financing activities:
Repayment of debt	—	(30,000)	—
Dividends paid	(23,467)	(23,486)	(22,611)
Common stock repurchases	(1,235)	(2,471)	(4,811)
Proceeds from exercise of stock options	—	—	69
Net cash used in financing activities	(24,702)	(55,957)	(27,353)
Net change in cash	6,932	(20,184)	(7,788)
Cash at beginning of period	68,258	88,442	96,230
Cash at end of period	$75,190	$68,258	$88,442

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2021, February 29, 2020 and February 28, 2019 (fiscal years ended 2021, 2020 and 2019, respectively).

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

Inventories. With the exception of approximately 12.6% and 9.4% of its inventories valued at the lower of last-in, first-out (LIFO) for fiscal years 2021 and 2020, respectively, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or net realizable value.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.  The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2021 and 2020 were $1.2 million and $1.1 million, respectively.

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

Revenue Recognition. We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery).  Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $12.5 million, $11.0 million and $10.3 million of revenue was recognized under these arrangements during fiscal years 2021, 2020 and 2019, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.8 million, $1.0 million and $0.8 million during the fiscal years ended 2021, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.  This is calculated using the treasury stock method.  For fiscal year 2019, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  No options were outstanding at the end of fiscal years 2021 and 2020. The dilutive shares for restricted stock grants are included in the computation for basic and diluted earnings per share.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users.  The guidance requires disclosure changes to be presented on a retrospective basis.  The Company adopted the guidance as of March 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transaction affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”).  This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022.  The Company is currently evaluating ASU 2020-04, but does not expect it to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  Amendments include removal of certain exceptions to the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

general principles of Topic 740, Income Taxes, and simplification in several other areas.  ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein.  The Company is currently evaluating ASU 2019-12, but does not expect it to have a significant impact on the consolidated financial statements.

(2) Revenue

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 28, 2021.

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

From time to time, the Company may offer incentives to its customers considered to be variable consideration including volume-based rebates or early payment discounts.   Customer incentives considered to be variable consideration are recorded as a reduction to revenue as part of the transaction price at contract inception when there is a basis to reasonably estimate the amount of the incentive and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.  Customer incentives are allocated entirely to the single performance obligation of transferring printed product to the customer and are not considered material.

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

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2021	2020	2019
Balance at beginning of period	$715	$1,020	$1,194
Bad debt expense, net of recoveries	1,044	(59)	212
Accounts written off	(798)	(246)	(386)
Balance at end of period	$961	$715	$1,020

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
Raw material	$19,699	$20,267
Work-in-process	3,762	4,557
Finished goods	9,445	10,011
	$32,906	$34,835

The excess of current costs at FIFO over LIFO stated values was approximately $4.6 million and $4.9 million as of fiscal years ended 2021 and 2020, respectively.  During both fiscal year 2021 and 2020, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared with the cost of fiscal year 2020 and 2019, as applicable.  The effect decreased cost of sales by approximately $0.1 million, $0.1 million and $0.1 million for fiscal years 2021, 2020 and 2019, respectively.  Cost includes materials, labor and overhead related to the purchase and production of inventories.

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

On December 31, 2020, the Company acquired the assets of Infoseal LLC (“Infoseal”), which is based in Roanoke, Virginia, for $19.2 million in cash plus the assumption of trade payables, subject to certain adjustments.  Since the acquisition, the Company has incurred approximately $0.3 million of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $6.1 million recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $4.3 million in connection with the transaction.  The acquisition of Infoseal, which prior to the acquisition generated approximately $19.2 million in sales for its fiscal year ended December 31, 2020, creates additional capabilities within in our pressure seal and tax form products.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the preliminary purchase price allocation for Infoseal (in thousands):

Accounts receivable	$1,966
Inventories	1,257
Right-of-use asset	3,865
Property, plant & equipment	7,000
Goodwill and intangibles	10,390
Accounts payable and accrued liabilities	(1,411)
Operating lease liability	(3,865)
$19,202

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the purchase price allocation for Wright (in thousands):

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for Wright, Integrated, Flesh and Infoseal are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The following table sets forth certain operating information on a pro forma basis as though the respective acquisition had occurred as of the beginning of the comparable prior period.  The following pro forma information for fiscal year 2021 includes Infoseal, fiscal year 2020 includes Infoseal, Flesh and Integrated, and fiscal year 2019 includes Flesh, Integrated and Wright.  The pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2021	2020	2019
Pro forma net sales	$373,959	$470,132	$474,124
Pro forma net earnings	24,659	38,261	38,474
Pro forma earnings per share - diluted	0.95	1.47	1.49

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

(6) Leases

The Company leases certain of its facilities and equipment under operating leases, which are recorded as right-of-use assets and lease liabilities.  The Company’s leases generally have terms of 1 - 5 years, with certain leases including renewal options to extend the leases for additional periods at the Company’s discretion.  At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term.  The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the fiscal years ended 2020 and 2021.

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

Components of lease expense for the three fiscal years ended (in thousands):

	2021	2020	2019
Operating lease cost	$6,461	$6,523	$—

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,432	$6,483	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,367	$5,009	$—

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the previous accounting standard, ASC Topic 840, Leases, which was effective though February 28, 2019, the rent expense under operating leases for the years ended February 28, 2019 and 2018, was $5.9 million and $5.3 million, respectively.

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	3.74%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2022	$5,439
2023	5,031
2024	4,020
2025	3,276
2026	1,881
Thereafter	704
Total future minimum lease payments	$20,351
Less imputed interest	1,446
Present values of lease liabilities	$18,905

(7) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized.  Goodwill and other intangible assets are tested for impairment at a reporting unit level.  The annual impairment test of goodwill and intangible assets is performed as of December 1 of each fiscal year.

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.  A goodwill impairment charge was not required for fiscal year 2021 or fiscal year 2020.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2021	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	11.9	$27,561	$8,194	$19,367
Customer lists	6.8	75,862	42,727	33,135
Non-compete	3.1	877	667	210
Patent	—	783	783	—
Total	8.7	$105,083	$52,371	$52,712

As of February 29, 2020
Amortized intangible assets
Trademarks and trade names	12.6	$26,161	$5,811	$20,350
Customer lists	7.4	73,102	37,161	35,941
Non-compete	1.8	767	501	266
Patent	—	783	783	—
Total	9.2	$100,813	$44,256	$56,557

Aggregate amortization expense for each of the fiscal years 2021, 2020 and 2019 was approximately $8.1 million, $7.8 million and $7.1 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2022	$7,979
2023	6,933
2024	6,895
2025	6,720
2026	6,106

Changes in the net carrying amount of goodwill for fiscal years 2019 and 2020 are as follows (in thousands):

Balance as of March 1, 2019	$81,634
Goodwill acquired	893
Balance as of February 29, 2020	82,527
Goodwill acquired	6,120
Balance as of February 28, 2021	$88,647

   During fiscal year 2021, $6.1 million was added to goodwill related to the acquisition of Infoseal.  During fiscal year 2020, $0.9 million was added to goodwill related to the acquisition of Integrated.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 29,
	2021	2020
Employee compensation and benefits	$11,742	$13,171
Taxes other than income	467	464
Accrued legal and professional fees	272	190
Accrued interest	79	78
Accrued utilities	90	90
Accrued acquisition related obligations	164	240
Accrued credit card fees	—	195
Income taxes payable	1,528	—
Other accrued expenses	613	641
	$14,955	$15,069

(9) Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that: (i) the Company’s net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of February 28, 2021, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at LIBOR plus a spread ranging from 1.85% to 2.5%.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of February 28, 2021, the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million in available borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended February 28, 2021 the Company repurchased 77,996 shares of common stock under the program at an average price of $15.84 per share.  Since the program’s inception in October 2008, there have been 1,894,350 common shares repurchased at an average price of $15.91 per share. As of February 28, 2021 there was $9.9 million available to repurchase shares of the Company’s common stock under the program.

The Company’s revolving credit facility maintains certain restrictions on the amount of treasury shares that may be purchased and distributions to its shareholders.

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. At fiscal year ended February 28, 2021, the Company has one stock option plan: the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of June 30, 2011, formerly the 1998 Option and Restricted Stock Plan amended and restated as of May 14, 2008 (the “Plan”). The Company has 433,648 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period.  For the years ended 2021, 2020 and 2019, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.2 million, $1.4 million and $1.4 million, respectively.

Stock Options

The following occurred with respect to the Company’s stock options for each of the three years ended February 28, 2021:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2018	172,496	$15.95	3.2	$612
Granted	—	—
Terminated	—	—
Exercised	(110,906)	15.99
Outstanding at February 28, 2019	61,590	$15.88	1.8	$327
Granted	—	—
Terminated	—	—
Exercised	(61,590)	15.88
Outstanding at February 29, 2020	—	$—	—	$—
Granted	—	—
Terminated	—	—
Exercised	—	$—
Outstanding at February 28, 2021	—	—	—	—
Exercisable at February 28, 2021	—	—	—	—

(a)	Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the NYSE over the applicable exercise price.

No stock options were granted during fiscal years 2021, 2020 or 2019.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2021	2020	2019
Total cash received	$—	$—	$69
Total grant-date fair value	—	201	345
Intrinsic value	—	267	534

The Company had no unvested stock options outstanding at any time during the fiscal year ended February 28, 2021.

Restricted Stock

The following occurred with respect to the Company’s restricted stock awards for each of the three fiscal years ended February 28, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2018	152,675	$16.59
Granted	83,789	20.54
Terminated	—	—
Vested	(81,359)	16.01
Outstanding at February 28, 2019	155,105	$19.03
Granted	66,669	20.41
Terminated	(3,920)	17.02
Vested	(73,928)	18.90
Outstanding at February 29, 2020	143,926	$19.79
Granted	59,315	17.09
Terminated	(10,098)	19.16
Vested	(73,414)	19.16
Outstanding at February 28, 2021	119,729	$18.90

As of February 28, 2021, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.3 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years.  As of February 28, 2021, the Company’s outstanding restricted stock had an underlying fair value of $2.3 million at date of grant.

(12) Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 13% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. Effective January 1, 2009, the Company amended the Pension Plan to exclude any new employees from participation in the Pension Plan. Eligible employees who were hired before January 1, 2009 are still eligible to participate and participating employees continue to accrue benefit service. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2021	2020
Equity securities	57%	47%
Debt securities	40%	44%
Cash and cash equivalents	3%	9%
Total	100%	100%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation.  The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2021 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	35 – 55%
Equity	45 – 60%

The Company estimates the long-term rate of return on Pension Plan assets will be 6.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2021 was 7.0%.  The rate used in the calculation of fiscal year 2020 pension expense was 7.0%.

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2021 and February 29, 2020 (in thousands):

	February 28, 2021
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,545	$1,545	$—	$—
Government bonds	8,592	—	8,592	—
Corporate bonds	15,593	—	15,593	—
Domestic equities	20,935	20,935	—	—
Foreign equities	13,054	13,054	—	—
	$59,719	$35,534	$24,185	$—

	February 29, 2020
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,615	$5,615	$—	$—
Government bonds	9,836	—	9,836	—
Corporate bonds	16,879	—	16,879	—
Domestic equities	15,791	15,791	—	—
Foreign equities	12,479	12,479	—	—
	$60,600	$33,885	$26,715	$—

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2021	2020	2019
Components of net periodic benefit cost
Service cost	$1,271	$1,088	$1,106
Interest cost	1,754	2,254	2,274
Expected return on plan assets	(4,074)	(4,198)	(4,109)
Amortization of:
Unrecognized net loss	3,358	2,036	2,047
Settlement charge	1,619	—	—
Net periodic benefit cost	3,928	1,180	1,318

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	(1,588)	13,371	2,414
Amortization of net actuarial loss	(4,977)	(2,036)	(2,047)
	(6,565)	11,335	367
Total recognized in net periodic pension cost and other comprehensive income	$(2,637)	$12,515	$1,685

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2021	2020	2019
Weighted average discount rate (net periodic pension cost)	2.65%	4.10%	4.05%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	6.50%	7.00%	7.50%
Weighted average discount rate (benefit obligations)	2.65%	2.65%	4.10%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

During fiscal year 2021, the Company adopted the new MP-2020 improvement scale to determine their benefit obligations under the Pension Plan.  The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020
Change in benefit obligation
Projected benefit obligation at beginning of year	$69,536	$57,141
Service cost	1,271	1,088
Interest cost	1,754	2,254
Actuarial (gain) loss	(638)	12,853
Other assumption change	(347)	(549)
Benefits paid	(5,126)	(3,251)
Settlement	(432)	—
Projected benefit obligation at end of year	$66,018	$69,536
Change in plan assets:
Fair value of plan assets at beginning of year	$60,600	$57,721
Company contributions	—	3,000
Gain on plan assets	4,245	3,130
Benefits paid	(5,126)	(3,251)
Fair value of plan assets at end of year	$59,719	$60,600
Unfunded status	$(6,299)	$(8,936)
Accumulated benefit obligation at end of year	$60,981	$63,340

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end.  The Company was not required and did not make a contribution to the Pension Plan during fiscal year 2021.  Depending on the Pension Plan’s projected funding status, the Company expects to contribute between $1.0 million and $3.0 million to the Pension Plan during fiscal year 2022.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2022	$3,600
2023	2,600
2024	3,900
2025	4,500
2026	4,000
2027 – 2031	18,900

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.7 million, $2.1 million and $1.7 million in fiscal years ended 2021, 2020 and 2019, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $176,000, $194,000, and $206,000, in fiscal years ended 2021, 2020 and 2019, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2021	2020	2019
Current:
Federal	$9,627	$10,838	$11,381
State and local	2,279	1,642	1,858
Total current	11,906	12,480	13,239
Deferred:
Federal	(2,217)	526	(651)
State and local	(496)	(47)	(91)
Total deferred	(2,713)	479	(742)
Total provision for income taxes	$9,193	$12,959	$12,497

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2021, was 27.6%, compared to 25.3% and 25.0% in 2020 and 2019, respectively.  The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Provision for state income taxes, net of federal income tax benefit	4.4	2.5	2.8
Change in valuation allowance	—	0.8	—
Federal true-up	0.8	0.4	0.1
Stock compensation and Section 162(m) limitation	1.4	0.5	1.1
Other	—	0.1	—
	27.6%	25.3%	25.0%

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities.  Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years.  Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statements of operations.  To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would be recorded.  Management does not expect to be able to utilize the foreign tax credit before it expires in 2026.  Therefore, a full valuation allowance was established in fiscal year 2020.  IRS code Section 162(m) limits the amount of deductible compensation for tax purposes paid to certain covered employees.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

Deferred tax assets	2021	2020
Allowance for doubtful receivables	$198	$164
Inventories	1,047	925
Employee compensation and benefits	725	883
Pension and noncurrent employee compensation benefits	4,246	5,011
Operating lease liabilities	4,700	4,868
Net operating loss and foreign tax credits	1,067	1,097
Stock options	—	233
Other	291	60
Total deferred tax assets	$12,274	$13,241
Less: valuation allowance	(408)	(408)
Total deferred tax assets, net	$11,866	$12,833
Deferred tax liabilities
Property, plant and equipment	$4,517	$6,060
Goodwill and other intangible assets	10,240	10,547
Right-of-use assets	4,631	4,804
Property tax	131	95
Other	24	76
Total deferred tax liabilities	$19,543	$21,582
Net deferred income tax liabilities	$7,677	$8,749

At fiscal year-end 2021, the Company had federal net operating loss (“NOL”) carry forwards of approximately $2.7 million.  This NOL is related to the acquisitions of Flesh and Impressions Direct.  The NOL is subject to a Section 382 limitation of $0.2 million per year and expiring in 2040.  Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

At fiscal year-end 2021 and 2020, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.1 million and $0.1 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized.  The interest expense associated with the unrecognized tax benefit is not material.  A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2021 and 2020 is as follows (in thousands):

	2021	2020
Balance at March 1, 2020	$100	$120
Additions based on tax positions	63	—
Reductions due to lapses of statues of limitations	(33)	(20)
Balance at February 28, 2021	$130	$100

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.  Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2021, 2020 and 2019.

The outbreak of the COVID-19 pandemic presents various global risks.  The full impact of the COVID-19 pandemic continues to evolve as of the date of this report.  Management is actively monitoring the situation as pertains to the Company’s financial condition, liquidity, operations, suppliers, industry and workforce.  Given the ongoing evolution of the pandemic and the global responses to control its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its results of operation, financial condition, or liquidity for fiscal year 2022.

(14) Earnings per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2021	2020	2019
Basic weighted average common shares outstanding	25,995,127	26,036,393	25,829,804
Effect of dilutive options	—	—	12,375
Diluted weighted average common shares outstanding	25,995,127	26,036,393	25,842,179
Earnings per share
Basic	$0.93	$1.47	$1.45
Diluted	$0.93	$1.47	$1.45
Cash dividends	$0.900	$0.900	$0.875

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share.  Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security.  Accordingly, the presentation above is prepared on a combined basis.  For fiscal year 2019, all options were included in the diluted earnings per share computation because the average fair market value of the Company’s stock exceeded the exercise price of the options.  No options were outstanding at the end of fiscal years 2021 and 2020.

(15) Commitments and Contingencies

 In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or results of operations.

(16) Supplemental Cash Flow Information

Net cash flows from operating activities that reflect cash payments for interest and income taxes, are as follows for the three fiscal years ended (in thousands):

	2021	2020	2019
Supplemental disclosure of cash flow information
Interest paid, net	$10	$715	$1,109
Income taxes paid, net	$9,498	$14,470	$9,866

(17) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member who was the former owner of Integrated Print and Graphics, a business that the Company acquired.  The total right-of-use asset and related lease liability as of February 28, 2021 was $1.4 million and $1.5 million, respectively.  During fiscal year 2021, total lease payments made to, and sales made to, the related party were approximately $0.4 million and $2.4 million, respectively.

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

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers.  For fiscal years 2021, 2020 and 2019, the Company purchased 43%, 41% and 45%, respectively, of its materials from one third party vendor.  As of February 28, 2021 and February 29, 2020, the net amount due to the vendor was $3.8 million and $4.7 million, respectively.  While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000.  At February 28, 2021, cash balances included $73.9 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.