Form 10-Q
period 2021-05-31
ENNIS, INC.
filed 2021-07-02
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2021

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

As of June 25, 2021, there were 26,103,284 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31,	February 28,
	2021	2021
Assets
Current assets
Cash	$81,329	$75,190
Accounts receivable, net of allowance for doubtful receivables of $954 at May 31, 2021 and $961 at February 28, 2021	35,705	37,891
Prepaid expenses	1,396	1,605
Inventories	36,304	32,906
Assets held for sale	—	482
Total current assets	154,734	148,074
Property, plant and equipment
Plant, machinery and equipment	156,845	157,737
Land and buildings	55,777	56,185
Computer equipment and software	18,914	19,336
Other	4,718	4,808
Total property, plant and equipment	236,254	238,066
Less accumulated depreciation	182,772	182,682
Net property, plant and equipment	53,482	55,384
Operating lease right-of-use assets	18,982	19,187
Goodwill	88,647	88,647
Intangible assets, net	50,636	52,712
Other assets	4,198	384
Total assets	$370,679	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	May 31,	February 28,
	2021	2021
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,363	$14,759
Accrued expenses	17,814	14,955
Current portion of operating lease liabilities	5,557	5,338
Total current liabilities	38,734	35,052
Liability for pension benefits	6,299	6,299
Deferred income taxes	7,777	7,677
Operating lease liabilities, net of current portion	13,191	13,567
Other liabilities	1,226	1,244
Total liabilities	67,227	63,839
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2021 and February 28, 2021	75,134	75,134
Additional paid-in capital	122,746	123,017
Retained earnings	195,874	194,436
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(19,983)	(20,282)
Treasury stock	(70,319)	(71,756)
Total shareholders’ equity	303,452	300,549
Total liabilities and shareholders' equity	$370,679	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2021	2020
Net sales	$96,930	$88,996
Cost of goods sold	67,744	65,089
Gross profit margin	29,186	23,907
Selling, general and administrative	18,915	18,123
Gain from disposal of assets	(277)	(112)
Income from operations	10,548	5,896
Other expense
Interest expense	(2)	(3)
Other, net	(112)	(238)
Total other expense	(114)	(241)
Earnings before income taxes	10,434	5,655
Income tax expense	3,130	1,470
Net earnings	$7,304	$4,185
Weighted average common shares outstanding
Basic	26,029,355	25,975,010
Diluted	26,113,359	25,975,010
Earnings per share
Basic	$0.28	$0.16
Diluted	$0.28	$0.16
Cash dividends per share	$0.225	$0.225

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended
	May 31,
	2021	2020
Net earnings	$7,304	$4,185
Adjustment to pension, net of taxes	299	433
Comprehensive income	$7,603	$4,618

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	7,304	—	—	—	7,304
Adjustment to pension, net of deferred tax of $95	—	—	—	—	299	—	—	299
Dividends paid ($0.225 per share)	—	—	—	(5,866)	—	—	—	(5,866)
Stock based compensation	—	—	1,166	—	—	—	—	1,166
Exercise of stock options and restricted stock	—	—	(1,437)	—	—	82,164	1,437	—
Balance May 31, 2021	30,053,443	$75,134	$122,746	$195,874	$(19,983)	(4,021,466)	$(70,319)	$303,452

Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	4,185	—	—	—	4,185
Adjustment to pension, net of deferred tax of $144	—	—	—	—	433	—	—	433
Dividends paid ($0.225 per share)	—	—	—	(5,864)	—	—	—	(5,864)
Stock based compensation	—	—	338	—	—	—	—	338
Exercise of stock options and restricted stock	—	—	(1,124)	—	—	64,151	1,124	—
Common stock repurchases	—	—	—	—	—	(26,472)	(423)	(423)
Balance May 31, 2020	30,053,443	$75,134	$122,266	$192,130	$(24,773)	(4,098,607)	$(71,759)	$292,998

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	May 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$7,304	$4,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,543	2,444
Amortization of intangible assets	2,091	1,972
Gain from disposal of assets	(277)	(112)
Bad debt expense, net of recoveries	38	648
Stock based compensation	1,166	338
Net pension expense	398	577
Changes in operating assets and liabilities:
Accounts receivable	2,148	9,271
Prepaid expenses and income taxes	209	1,517
Inventories	(3,398)	600
Other assets	(3,829)	—
Accounts payable and accrued expenses	3,463	(6,514)
Other liabilities	31	(76)
Net cash provided by operating activities	11,887	14,850
Cash flows from investing activities:
Capital expenditures	(707)	(1,125)
Proceeds from disposal of plant and property	825	136
Net cash provided by (used in) investing activities	118	(989)
Cash flows from financing activities:
Dividends paid	(5,866)	(5,864)
Common stock repurchases	—	(423)
Net cash used in financing activities	(5,866)	(6,287)
Net change in cash	6,139	7,574
Cash at beginning of period	75,190	68,258
Cash at end of period	$81,329	$75,832

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, from which the accompanying consolidated balance sheet at February 28, 2021 was derived.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

Recent Accounting Pronouncements

Recently Adopted Accounting Updates

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas.  ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein.  The Company adopted ASU 2019-12 as of March 1, 2021, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

FOR THE PERIOD ENDED MAY 31, 2021

appropriate, the Company recognizes storage revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2021.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended
	May 31,
	2021	2020
Balance at beginning of period	$961	$715
Bad debt expense, net of recoveries	38	648
Accounts written off	(45)	(423)
Balance at end of period	$954	$940

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

4. Inventories

With the exception of approximately 12.3% and 12.6% of its inventories valued at the lower of last-in first-out (“LIFO”) for the periods ended May 31, 2021 and February 28, 2021, respectively, the Company values its inventories at the lower of first-in, first-out (“FIFO”) cost or net realizable value.  The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2021	2021
Raw material	$22,588	$19,699
Work-in-process	4,174	3,762
Finished goods	9,542	9,445
	$36,304	$32,906

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

On December 31, 2020, the Company acquired the assets of Infoseal LLC (“Infoseal”), which is based in Roanoke, Virginia, for $19.2 million in cash plus the assumption of trade payables, subject to certain adjustments.  Since the acquisition, the Company has incurred approximately $0.4 million of costs (including legal and accounting fees) related to the acquisition.  Goodwill of $6.1 million recognized as a part of the acquisition is deductible for tax purposes.  The Company also recorded intangible assets with definite lives of approximately $4.3 million in connection with the transaction.  The acquisition of Infoseal, which prior to the acquisition generated approximately $19.2 million in sales for its fiscal year ended December 31, 2020, creates additional capabilities within in our pressure seal and tax form products.

The following is a summary of the preliminary purchase price allocation for Infoseal (in thousands):

Accounts receivable	$1,966
Inventories	1,257
Right-of-use asset	3,865
Property, plant & equipment	7,000
Goodwill and intangibles	10,390
Accounts payable and accrued liabilities	(1,411)
Operating lease liability	(3,865)
$19,202

The results of operations for Infoseal are included in the Company’s consolidated financial statements from the date of acquisition.  The following table sets forth certain operating information on a pro forma basis as though all Infoseal operations had been acquired as of March 1, 2020, after the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

Three months ended
May 31, 2020
Pro forma net sales	$93,792
Pro forma net earnings	4,337
Pro forma earnings per share - diluted	$0.17

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred.  The Company had no variable lease costs for the three months ended May 31, 2021 and May 31, 2020.

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

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the BBB Corporate Bond Rate at lease commencement date as rates are not implicitly stated in most leases.

Components of lease expense for the three months ended May 31, 2021 and May 31, 2020 were as follows (in thousands):

	Three months ended
	May 31, 2021	May 31, 2020
Operating lease cost	$1,639	$1,627

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,630	$1,612

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,603	$—

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	3.74%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2022 (remaining 9 months)	$4,130
2023	5,626
2024	4,199
2025	3,427
2026	2,031
2027	706
Thereafter	3
Total future minimum lease payments	$20,122
Less imputed interest	1,374
Present value of lease liabilities	$18,748

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

FOR THE PERIOD ENDED MAY 31, 2021

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2021	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	11.7	$27,561	$8,740	$18,821
Customer lists	6.6	75,877	44,226	31,651
Non-compete	3.3	877	713	164
Patent	—	783	783	—
Total	8.5	$105,098	$54,462	$50,636

As of February 28, 2021
Amortized intangible assets
Trademarks and trade names	11.9	$27,561	$8,194	$19,367
Customer lists	6.8	75,862	42,727	33,135
Non-compete	3.1	877	667	210
Patent	—	783	783	—
Total	8.7	$105,083	$52,371	$52,712

Aggregate amortization expense for the three months ended May 31, 2021 and May 31, 2020 was $2.1 million and $2.0 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2022	$7,979
2023	6,933
2024	6,895
2025	6,720
2026	6,106

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2020	$82,527
Goodwill acquired	6,120
Balance as of February 28, 2021	88,647
Balance as of May 31, 2021	$88,647

During fiscal year 2021, $6.1 million was added to goodwill related to the acquisition of Infoseal.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 28,
	2021	2021
Employee compensation and benefits	$10,847	$11,742
Taxes other than income	953	467
Accrued legal and professional fees	249	272
Accrued interest	81	79
Accrued utilities	90	90
Accrued acquisition related obligations	131	164
Income taxes payable	4,687	1,528
Other accrued expenses	776	613
	$17,814	$14,955

9. Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”).  The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of May 31, 2021, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at LIBOR plus a spread ranging from 1.85% to 2.5%.  The Company had no outstanding long-term debt under the revolving credit line as of May 31, 2021.  The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of May 31, 2021, the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million in available borrowing capacity.  The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries.

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

During the three months ended May 31, 2021 the Company did not repurchase any shares of common stock under the program.  Since the program’s inception in October 2008, there have been 1,894,350 common shares repurchased at an average price of $15.91 per share. As of May 31, 2021, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives, managerial employees and non-employee directors.  At May 31, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the “Plan”). The Company has 177,436 shares of unissued common stock reserved under the Plan for issuance as of May 31, 2021.  The plan expires June 30, 2021 and all

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

remaining unused shares expire. The Board adopted a new long-term incentive plan on April 16, 2021 authorizing 1,033,648 shares of common stock for awards, the 2021 Long-Term Incentive Plan of Ennis, Inc. (The “2021 Long-Term Incentive Plan”), subject to the affirmative vote of the shareholders at the Annual Meeting of Shareholders of Ennis, Inc. which is scheduled for July 15, 2021.

The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. RSUs can be either time vested or vested based upon the attainment of certain performance metrics over a certain time period.  Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, EBITDA or other similar measures.  Awards granted under this plan generally have a performance or vesting period of three years from the date of grant.  RSUs are eligible to receive tandem dividend equivalent rights that will allow the award holder to receive dividends at the same time other shareholders receive dividends.  The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period.  The estimated number of shares to be achieved for performance based RSUs is updated each reporting period.  For the three months ended May 31, 2021 and May 31, 2020, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $1.2 million and $0.3 million, respectively.

Stock Options

The Company had no outstanding vested or unvested stock options at any time during the three months ended May 31, 2021 and May 31, 2020.  No stock options were granted during the three months ended May 31, 2021 and May 31, 2020.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2021	119,729	$18.90
Granted	33,741	20.38
Terminated	—	—
Vested	(82,164)	19.95
Outstanding at May 31, 2021	71,306	$18.38

As of May 31, 2021, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Plan was approximately $1.0 million.  The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years.

Restricted Stock Units

During the three months ended May 31, 2021, 177,977 performance-based RSUs and 44,494 time-based RSUs were granted.  The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $20.38 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.  The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

The following activity occurred with respect to the Company’s restricted stock units for the three months ended May 31, 2021:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2021	—	$—	—	$—
Granted	44,494	20.38	177,977	23.17
Terminated	—	—	—	—
Vested	—	—	—	—
Outstanding at May 31, 2021	44,494	$20.38	177,977	$23.17

As of May 31, 2021, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.9 million over a weighted average remaining requisite service period of 2.9 years.  The total remaining unrecognized compensation of performance-based RSUs was approximately $3.9 million over a weighted average remaining requisite service period of 2.9 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 13% of the Company’s aggregate employees.  Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2021	2020
Components of net periodic benefit cost
Service cost	$269	$318
Interest cost	420	438
Expected return on plan assets	(931)	(1,019)
Amortization of:
Unrecognized net loss	640	840
Net periodic benefit cost	$398	$577

The Company is required to make contributions to the Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.  The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2022.  Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  At May 31, 2021, we had an unfunded pension liability recorded on our balance sheet of $6.3 million.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2021	2020
Basic weighted average common shares outstanding	26,029,355	25,975,010
Effect of dilutive RSUs	84,004	—
Diluted weighted average common shares outstanding	26,113,359	25,975,010
Earnings per share
Net earnings - basic	$0.28	$0.16
Net earnings - diluted	$0.28	$0.16
Cash dividends	$0.225	$0.225

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share.  Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security.  Accordingly, the presentation above is prepared on a combined basis.  No options were outstanding for the three months ended May 31, 2021 and May 31, 2020.

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  At May 31, 2021, cash balances included $80.4 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account.  This at-risk amount is subject to fluctuation on a daily basis.  While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired.  The total right-of-use asset and related lease liability as of May 31, 2021 was $1.4 million and $1.4 million, respectively.  During the three months ended May 31, 2021, total lease payments made to, and sales made to, the related party were approximately $0.1 million and $0.7 million, respectively.

16. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak to be a global pandemic.  In response to the rapid spread of COVID-19 within the United States, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.  Due to the Company’s involvement in healthcare, government, food and beverage and banking, the Company’s plants have been deemed “essential” and, as such, the Company has continued to operate most of its manufacturing facilities, albeit at reduced production levels.  Due to reduced demand for our products during the pandemic, particularly in our transactional forms, the Company has

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2021

reduced its workforce by 353 employees, ceased operating in two of its owned under-utilized facilities and exited two facilities with expiring leases.

While economic activity remains depressed due to the pandemic, the Company will continue to monitor projected sales and proactively adjust costs as necessary.  The Company believes the cost cutting measures it has implemented thus far will not materially impact its ability to service increased customer demand when economic conditions improve.  The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. As a recent indicator, according to the Bureau of Labor Statistics (“BLS”), total nonfarm payroll employment rose by 559,000 in May, and the unemployment rate declined by 0.3 percentage point to 5.8 percent. According to the May BLS, report notable job gains occurred in leisure and hospitality, in public and private education, and in health care and social assistance. These BLS statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase.

17. Subsequent Events

On June 1, 2021, the Company acquired the assets and business from AmeriPrint Corporation in Harvard, Illinois.  AmeriPrint Corporation is a trade printer specializing in custom-printed documents, barcoding, integrated products, and business forms.  This brand brings added capabilities and expertise to our expanding product offering including barcoding and variable imaging.  AmeriPrint operations will continue to operate as AmeriPrint and their facilities will continue normal operations in their current location.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

We believe these forward-looking statements are based upon reasonable assumptions.  All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to:  general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (i.e., energy, freight, labor, benefit costs, etc.) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the Internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations including measures intended to minimize the impact of COVID-19.  In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 before making an investment in our common stock.

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, “the “Company,” “Registrant,” Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. We and our subsidiaries print and manufacture a broad line of business forms and other business products.  We distribute business products and forms throughout the United States primarily through independent distributors.  This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others.  We also sell products to our competitors, from time to time, to satisfy their customers’ needs.

For a discussion regarding the impact of the ongoing novel coronavirus (COVID-19) pandemic on our business, please see Business Challenges—COVID-19 Pandemic and Results of Operations, below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

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

Recent Acquisitions

We have completed a number of acquisitions in recent years. In the prior year on December 31, 2020, we acquired the assets of Infoseal LLC (“Infoseal”) in Roanoke, Virginia. The acquisition of Infoseal, which prior to the acquisition generated approximately $19.2 million in sales for its fiscal year ended December 31, 2020, creates additional capabilities and expertise to our product offering including our existing VersaSeal pressure seal product line.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

Our Business Challenges

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

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.  The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open as vaccinations become more prevalent, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. Current governmental statistics have indicated an increase in economic activity that had previously been curtailed due to the COVID-19 pandemic and efforts to contain it.  These statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase and improvements in our gross profit margin and operational margin during the first quarter.  While the impacts of the pandemic have been significant, our results of operations were within our forecasted parameters for the period ended May 31, 2021.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➣	Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19.  On May 31, 2021, we had $81.3 million in cash, in addition to $99.4 million available under our credit facility, if needed.  During the period, our cash position increased by $6.1 million and our working capital position increased by $3.0 million from February 28, 2021.  In addition, our liquidity and debt ratios have remained stable throughout the pandemic with our current ratio (calculated by dividing our current assets by our current liabilities) of 4.0 at May 31, 2021 and 4.20 at February 28, 2021, and our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) of 3.06 at May 31, 2021 and 3.29 at February 28, 2021. Our net debt to equity ratio (after application of cash) -.05 at May 31, 2021 and -.04 at February 28, 2021.

➣	Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories.  During the current quarter, our days’ sales in our receivables decreased from 39 days to 34 days, while our days’ sales of inventory remained level at 34 days.  The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

➣	Supply Chain:

To date, COVID-19 has not materially impacted, nor do we currently expect it to materially impact, the supply chain for the products we sell.  Most of our products are sourced domestically from suppliers deemed “essential” by the government, and therefore currently remain in operation.  However, if one or more of our major suppliers are negatively impacted by the COVID-19 pandemic, through plant closures, deteriorating financial condition, or otherwise, it could adversely affect our operational results and financial condition.

➣	Cost Savings:

COVID-19 has severely impacted global economic activity, including the printing industry in the United States.  In response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities.  We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly.  We believe the modifications to our cost structure in response to the sales impact of the COVID-19 pandemic will not materially impact our ability to service increased customer demand as economic conditions improve. During the first

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

quarter, our gross profit margin improved to 30.1% from the prior year’s first quarter of 26.9% and our operating margin improved to 10.9% from the prior year’s first quarter of 6.6%.

➣	Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required.  Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continue to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues. The approval and distribution of three vaccines in the U.S. have improved the likelihood that the pandemic conditions can be improved or resolved in a more timely fashion as the U.S. recently eclipsed over 320,000,000 total vaccine doses given.   The ultimate impact of COVID-19 on our business is difficult to predict, including due to factors discussed under the caption. “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.  For further information, please see “Cautionary Note Regarding Forward Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have an impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports. With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines. The strengthening of the U.S. dollar usually has the opposite effect: more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers. Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products. Generally, if mills are running at high capacity, suppliers are able to raise prices. In the current environment, with the closing or re-purposing of several paper mills, the supply of paper is becoming harder to obtain. This, along with higher pulp prices and freight costs, has driven higher material costs and may extend out into the latter half of this fiscal year for both coated and uncoated papers.  The Company intends to attempt to adjust customer pricing over time to maintain our gross profit margin.  As such, pricing during the second half of fiscal 2022 is currently expected to increase.

  As the economy has improved, demand has increased in the first quarter for coated and uncoated freesheet papers which has reduced the excess inventory in the market along with the reduction in supply from the closing of several paper mills.  Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain in a range which will not unfavorably impact our margins over the long term. Additionally, the possibility of paper shortages in the market is not a major concern due to our primary material supplier’s commitment to the Company.  Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results.  In addition, we will continue to look for ways to reduce and leverage our fixed costs.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors.  We continue to maintain a majority of the business we have had with our customers historically, but it is

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe our accounting policies related to the aforementioned items are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements.  For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference.  The operating results of the Company for the three months ended May 31, 2021 and the comparative period for 2020 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2021		2020
Net sales	$96,930	100.0%	$88,996	100.0%
Cost of goods sold	67,744	69.9	65,089	73.1
Gross profit margin	29,186	30.1	23,907	26.9
Selling, general and administrative	18,915	19.5	18,123	20.4
Gain from disposal of assets	(277)	(0.3)	(112)	(0.1)
Income from operations	10,548	10.9	5,896	6.6
Other expense	(114)	(0.1)	(241)	(0.2)
Earnings before income taxes	10,434	10.8	5,655	6.4
Provision for income taxes	3,130	3.3	1,470	1.7
Net earnings	$7,304	7.5%	$4,185	4.7%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

Three months ended May 31, 2021 compared to three months ended May 31, 2020

Net Sales.  Our net sales were $96.9 million for the quarter ended May 31, 2021, compared to $89.0 million for the same quarter in the prior year, an increase of $7.9 million, or 8.9%.  Our net sales increased on a sequential quarter basis as well, from $89.9 million for the quarter ended February 28, 2021 to $96.9 million for the current quarter.  While our revenues continue to be impacted by the COVID-19 pandemic, some of our customers are seeing sales return to normalized levels.  Infoseal, our acquisition in January of last fiscal year, added $5.2 million in sales for the current quarter.

Cost of Goods Sold and Gross Profit Margin.  Our cost of goods sold increased $2.6 million, or 4.0%, from $65.1 million for the three months ended May 31, 2020 to $67.7 million for the three months ended May 31, 2021.  Our gross profit margin was $29.2 million for the quarter ended May 31, 2021 compared to $23.9 million for the same quarter in the prior year.  In response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities.  These modifications to our cost structure resulted in improvements in our gross profit margin as a percentage of sales.  During the first quarter, our gross profit margin percentage increased to 30.1% compared to 29.6% from our sequential quarter and improved from the prior year’s first quarter of 26.9%.

Selling, general, and administrative expense.  For the three months ended May 31, 2021, our selling, general, and administrative (“SG&A”) expenses were $18.9 million compared to $18.1 million for the three months ended May 31, 2020, an increase of $0.8 million, or 4.4%.  As a percentage of net sales, SG&A expenses for the current quarter were 19.5% and 20.4% for the three months ended May 31, 2021 and May 31, 2020, respectively.  Our acquisition of Infoseal impacted our SG&A expenses by approximately $0.6 million. As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.  During the quarter, the Board approved to change our “Long-Term Incentive Equity Awards” program to a three-year performance period from a one-year performance period. A bridge award of restricted stock was granted during the transition and resulted in the recognition of an additional $0.8 million in restricted stock expense.

Gain from disposal of assets.  The $0.3 million net gain from disposal of assets during the current quarter is primarily attributed to the sale of a previously held-for-sale facility that had transferred its operations to another facility.

Income from operations.  Primarily due to factors described above, our income from operations for the three months ended May 31, 2021 was $10.5 million, or 10.9% of net sales, as compared to $5.9 million, or 6.6% of net sales, for the three months ended May 31, 2020 and increased on a sequential quarter basis as well from $9.5 million for the quarter ended February 28, 2021.

Other expense.  Other expense was $0.1 million for the three months ended May 31, 2021 compared to expense of $0.2 million for the three months ended May 31, 2020.  This decrease was primarily due to a decrease in our pension expense of $0.1 million over the comparable quarter.

Provision for income taxes. Our effective tax rate was 30.0% for the three months ended May 31, 2021 as compared to 26.0% for the three months ended May 31, 2020. The primary reason for the increase in the effective tax rate is permanent non-deductible expense resulting from probable distributions this year from our deferred compensation plan which was terminated last fiscal year.

Net earnings.  Net earnings, due to the factors above, were $7.3 million for the three months ended May 31, 2021 as compared to $4.2 million for the comparable quarter in the prior year, an increase of $3.1 million.  Net earnings per diluted share for the three months ended May 31, 2021 was $0.28, compared to $0.16 for the same quarter in the prior year.  While our comparable earnings continue to be impacted by the COVID-19 pandemic, we did increase our earnings in the current quarter by $0.08 per diluted share, or 40% over our sequential quarter’s result of $0.20 per diluted share.  Our acquisition of Infoseal added $0.02 to our diluted earnings per share.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business.  The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 13% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders.  We

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

expect to generate sufficient cash flows from operations, supplemented by our Credit Facility as necessary, to cover our operating and capital requirements for the foreseeable future.

	May 31,	February 28,
(Dollars in thousands)	2021	2021
Working capital	$116,000	$113,022
Cash	$81,329	$75,190

Working Capital.  Our working capital increased $3.0 million or 2.6%, from $113.0 million at February 28, 2021 to $116.0 million at May 31, 2021.  Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 4.2 to 1.0 at February 28, 2021 to 4.0 to 1.0 at May 31, 2021.  Our working capital was positively impacted primarily by a $6.1 million increase in our cash offset by a $3.2 million increase in our income taxes payable.  Our current ratio was negatively impacted primarily by a $3.2 million increase in our income taxes payable.

	Three months ended May 31,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$11,887	$14,850
Net cash provided by (used in) investing activities	$118	$(989)
Net cash used in financing activities	$(5,866)	$(6,287)

Cash flows from operating activities.  Cash provided by operating activities decreased by $3.0 million from $14.9 million for the three months ended May 31, 2020 to $11.9 million for the three months ended May 31, 2021.  Our decreased operational cash flows in comparison to the comparable period in the prior year was primarily the result of a $7.1 million decrease in accounts receivable and a $7.8 million decrease in inventories and other assets.  These decreases were offset by a $3.1 million increase in operational earnings and a $10.0 million increase in our accounts payable and accrued expenses.

Cash flows from investing activities. Cash provided by (used in) investing activities increased $1.1 million from $1.0 million cash used to $0.1 million provided for the three months ended May 31, 2020 and May 31, 2021, respectively.  This was primarily due to $0.7 million provided from the disposal of property and approximately $0.4 million less used for capital expenditures.

Cash flows from financing activities.  We used $0.4 million less cash from financing activities during the three months ended May 31, 2021 compared to the same period in the prior year.  The decrease in cash used during the three months ended May 31, 2021 compared to the three months ended May 31, 2020 resulted from no common stock repurchased under our stock repurchase program in the current quarter compared to $0.4 million to repurchase our common stock during the three months ended May 31, 2020.

Credit Facility.  The Company’s Credit Facility, pursuant to which a credit facility has been extended to the Company until November 11, 2021, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans.  Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million.  The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00.  The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00.  All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into.  As of May 31, 2021, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.85% to 2.5%.  The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of May 31, 2021, the Company had no outstanding debt, and the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million available in borrowing capacity under the Credit Facility.  The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that availability under the Credit Facility is sufficient to cover the Company’s working capital requirements for the foreseeable future, should it be required.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

Pension Plan – We are required to make contributions to our Pension Plan.  These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2022. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year.  However, changes in actual investment returns or in discount rates could change this amount significantly.  There was no contribution required or made to our Pension Plan in fiscal year 2021. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions.  At May 31, 2021, we had an unfunded pension liability recorded on our balance sheet of $6.3 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million.  For the quarter, we have spent approximately $0.7 million on capital expenditures.  We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2021 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates.  We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.  We do not use derivative instruments for trading purposes.  While we had no variable rate financial instruments outstanding at May 31, 2021 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2021 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2021.

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

During the three months ended May 31, 2021, the Company did not repurchase any shares of common stock under the program.  As of May 31, 2021, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, filed on July 2, 2021, formatted in Inline XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 2, 2021	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 2, 2021	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer