Form 10-Q
period 2021-08-31
ENNIS, INC.
filed 2021-10-01
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2021

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

As of September 24, 2021, there were 26,121,463 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31,	February 28,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$82,101	$75,190
Accounts receivable, net of allowance for doubtful receivables of $1,016 at August 31, 2021 and $961 at February 28, 2021	37,928	37,891
Prepaid expenses	1,689	1,605
Inventories	40,151	32,906
Assets held for sale	—	482
Total current assets	161,869	148,074
Property, plant and equipment
Plant, machinery and equipment	157,800	157,737
Land and buildings	57,166	56,185
Computer equipment and software	18,792	19,336
Other	4,521	4,808
Total property, plant and equipment	238,279	238,066
Less accumulated depreciation	183,987	182,682
Net property, plant and equipment	54,292	55,384
Operating lease right-of-use assets	18,382	19,187
Goodwill	88,661	88,647
Intangible assets, net	49,656	52,712
Other assets	385	384
Total assets	$373,245	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	August 31,	February 28,
	2021	2021
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,827	$14,759
Accrued expenses	16,017	14,955
Current portion of operating lease liabilities	5,599	5,338
Total current liabilities	40,443	35,052
Liability for pension benefits	6,299	6,299
Deferred income taxes	7,877	7,677
Operating lease liabilities, net of current portion	12,572	13,567
Other liabilities	733	1,244
Total liabilities	67,924	63,839
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2021 and February 28, 2021	75,134	75,134
Additional paid-in capital	123,116	123,017
Retained earnings	196,809	194,436
Accumulated other comprehensive income (loss):
Minimum pension liability, net of taxes	(19,685)	(20,282)
Total accumulated other comprehensive income (loss)	(19,685)	(20,282)
Treasury stock	(70,053)	(71,756)
Total shareholders’ equity	305,321	300,549
Total liabilities and shareholders' equity	$373,245	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Net sales	$100,451	$86,612	$197,381	$175,608
Cost of goods sold	71,550	61,457	139,294	126,546
Gross profit margin	28,901	25,155	58,087	49,062
Selling, general and administrative	18,095	16,535	37,010	34,658
(Gain) loss from disposal of assets	1	(300)	(276)	(412)
Income from operations	10,805	8,920	21,353	14,816
Other expense
Interest expense	(2)	(3)	(4)	(6)
Other, net	(146)	(240)	(258)	(478)
Total other expense	(148)	(243)	(262)	(484)
Earnings before income taxes	10,657	8,677	21,091	14,332
Income tax expense	3,197	2,256	6,327	3,726
Net earnings	$7,460	$6,421	$14,764	$10,606
Weighted average common shares outstanding
Basic	26,080,121	25,974,412	26,055,056	25,965,370
Diluted	26,170,396	25,974,412	26,146,421	25,965,370
Earnings per share
Basic	$0.29	$0.25	$0.57	$0.41
Diluted	$0.29	$0.25	$0.57	$0.41
Cash dividends per share	$0.250	$0.225	$0.475	$0.450

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Net earnings	$7,460	$6,421	$14,764	$10,606
Adjustment to pension, net of taxes	298	433	597	866
Comprehensive income	$7,758	$6,854	$15,361	$11,472

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2021	30,053,443	$75,134	$122,746	$195,874	$(19,983)	(4,021,466)	$(70,319)	$303,452
Net earnings	—	—	—	7,460	—	—	—	7,460
Adjustment to pension, net of deferred tax of $95	—	—	—	—	298	—	—	298
Dividends paid ($0.25 per share)	—	—	—	(6,525)	—	—	—	(6,525)
Stock based compensation	—	—	636	—	—	—	—	636
Exercise of stock options and restricted stock	—	—	(266)	—	—	15,198	266	—
Balance August 31, 2021	30,053,443	$75,134	$123,116	$196,809	$(19,685)	(4,006,268)	$(70,053)	$305,321

Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	14,764	—	—	—	14,764
Adjustment to pension, net of deferred tax of $199	—	—	—	—	597	—	—	597
Dividends paid ($0.475 per share)	—	—	—	(12,391)	—	—	—	(12,391)
Stock based compensation	—	—	1,802	—	—	—	—	1,802
Exercise of stock options and restricted stock	—	—	(1,703)	—	—	97,362	1,703	—
Balance August 31, 2021	30,053,443	$75,134	$123,116	$196,809	$(19,685)	(4,006,268)	$(70,053)	$305,321

Balance May 31, 2020	30,053,443	$75,134	$122,266	$192,130	$(24,773)	(4,098,607)	$(71,759)	$292,998
Net earnings	—	—	—	6,421	—	—	—	6,421
Adjustment to pension, net of deferred tax of $145	—	—	—	—	433	—	—	433
Dividends paid ($0.225 per share)	—	—	—	(5,866)	—	—	—	(5,866)
Stock based compensation	—	—	326	—	—	—	—	326
Exercise of stock options and restricted stock	—	—	(162)	—	—	9,262	162	—
Common stock repurchases	—	—	—	—	—	—	—	—
Balance August 31, 2020	30,053,443	$75,134	$122,430	$192,685	$(24,340)	(4,089,345)	$(71,597)	$294,312

Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	10,606	—	—	—	10,606
Adjustment to pension, net of deferred tax of $289	—	—	—	—	866	—	—	866
Dividends paid ($0.45 per share)	—	—	—	(11,730)	—	—	—	(11,730)
Stock based compensation	—	—	664	—	—	—	—	664
Exercise of stock options and restricted stock	—	—	(1,286)	—	—	73,413	1,286	—
Common stock repurchases	—	—	—	—	—	(26,472)	(423)	(423)
Balance August 31, 2020	30,053,443	$75,134	$122,430	$192,685	$(24,340)	(4,089,345)	$(71,597)	$294,312

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	August 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$14,764	$10,606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,132	4,897
Amortization of intangible assets	4,164	3,924
Gain from disposal of assets	(276)	(412)
Bad debt expense, net of recoveries	159	780
Stock based compensation	1,802	664
Net pension expense	797	1,155
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	221	8,783
Prepaid expenses and income taxes	(84)	(736)
Inventories	(6,013)	1,519
Other assets	(15)	1
Accounts payable and accrued expenses	4,296	(2,906)
Other liabilities	(440)	(121)
Net cash provided by operating activities	24,507	28,154
Cash flows from investing activities:
Capital expenditures	(2,108)	(1,289)
Purchase of businesses, net of cash acquired	(3,922)	—
Proceeds from disposal of plant and property	825	936
Net cash used in investing activities	(5,205)	(353)
Cash flows from financing activities:
Dividends paid	(12,391)	(11,730)
Common stock repurchases	—	(423)
Net cash used in financing activities	(12,391)	(12,153)
Net change in cash	6,911	15,648
Cash at beginning of period	75,190	68,258
Cash at end of period	$82,101	$83,906

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, from which the accompanying consolidated balance sheet at February 28, 2021 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

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

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating ASU 2020-04, but does not expect it to have a significant impact on its consolidated financial statements.

2. Revenue

Nature of Revenues

Substantially all of the Company’s revenue is generated from contracts with customers for the sale of commercial printing products in the continental United States and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board (“FOB”) shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination.

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer. Storage revenue for certain customers may be recognized over time rather than at a point in time. As of the date of this report, the amount of storage revenue is immaterial to the Company’s financial statements. The output method for measure of progress is determined to be appropriate. The Company recognizes storage revenue in the amount for which it has the right to invoice for revenue that is

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2021.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Balance at beginning of period	$954	$940	$961	$715
Bad debt expense, net of recoveries	121	132	159	780
Accounts written off	(59)	(198)	(104)	(621)
Balance at end of period	$1,016	$874	$1,016	$874

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

4. Inventories

With the exception of approximately 13.6% and 12.6% of its inventories valued at the lower of last-in first-out (“LIFO”) for the periods ended August 31, 2021 and February 28, 2021, respectively, the Company values its inventories at the lower of first-in, first-out (“FIFO”) cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2021	2021
Raw material	$26,036	$19,699
Work-in-process	5,332	3,762
Finished goods	8,783	9,445
	$40,151	$32,906

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

On December 31, 2020, the Company acquired the assets of Infoseal LLC (“Infoseal”), which is based in Roanoke, Virginia, for $19.2 million in cash plus the assumption of trade payables, subject to certain adjustments. Since the acquisition, the Company has incurred approximately $0.4 million of costs (including legal and accounting fees) related to the acquisition. Goodwill of $5.6 million recognized as a part of the acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $4.3 million in connection with the transaction. The acquisition of Infoseal, which prior to the acquisition generated approximately $19.2 million in sales for its fiscal year ended December 31, 2020, creates additional capabilities within our pressure seal and tax form products.

The following is a summary of the purchase price allocation for Infoseal (in thousands):

Accounts receivable	$1,966
Inventories	1,758
Right-of-use asset	3,865
Property, plant & equipment	7,000
Goodwill and intangibles	9,889
Accounts payable and accrued liabilities	(1,411)
Operating lease liability	(3,865)
$19,202

On June 1, 2021, the Company acquired the assets and business from AmeriPrint Corporation ("AmeriPrint"), which is based in Harvard, Illinois, for $3.9 million in cash plus the assumption of trade payables, subject to certain adjustments. Goodwill of $0.5 million recognized as a part of the acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $1.1 million in connection with the transaction. The acquisition of AmeriPrint which prior to the acquisition generated approximately $6.5 million in sales for its fiscal year ended December 31, 2020, brings added capabilities and expertise to our expanding product offering including barcoding and variable imaging.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

The following is a summary of the purchase price allocation for AmeriPrint (in thousands):

Accounts receivable	$417
Inventories	732
Property, plant & equipment	2,000
Goodwill and intangibles	1,607
Accounts payable and accrued liabilities	(834)
$3,922

The results of operations for Infoseal and AmeriPrint are included in the Company’s consolidated financial statements from the date of acquisition. The following table sets forth certain operating information on a pro forma basis as though all Infoseal and AmeriPrint operations had been acquired as of March 1, 2020, after the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended		Six months ended
	Aug 31, 2021	Aug 31, 2020	Aug 31, 2021	Aug 31, 2020
Pro forma net sales	$100,451	$93,040	$199,049	$188,465
Pro forma net earnings	7,460	6,642	14,727	11,049
Pro forma earnings per share - diluted	$0.29	$0.26	$0.56	$0.43

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the six months ended August 31, 2021 and August 31, 2020.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

Components of lease expense for the three and six months ended August 31, 2021 and August 31, 2020 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Operating lease cost	$1,595	$1,574	$3,234	$3,201

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,586	$1,563	$3,216	$3,175

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$838	$56	$3,441	$56

Weighted Average Remaining Lease Terms
Operating leases	4 Years

Weighted Average Discount Rate
Operating leases	3.66%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2022 (remaining 6 months)	$2,598
2023	5,816
2024	4,423
2025	3,655
2026	2,164
2027	765
Thereafter	3
Total future minimum lease payments	$19,424
Less imputed interest	1,253
Present value of lease liabilities	$18,171

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

FOR THE PERIOD ENDED AUGUST 31, 2021

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2021	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	11.4	$28,107	$9,313	$18,794
Customer lists	6.4	76,424	45,695	30,729
Non-compete	3.5	877	744	133
Patent	—	783	783	—
Total	8.3	$106,191	$56,535	$49,656

As of February 28, 2021
Amortized intangible assets
Trademarks and trade names	11.9	$27,561	$8,194	$19,367
Customer lists	6.8	75,862	42,726	33,136
Non-compete	3.1	877	668	209
Patent	—	783	783	—
Total	8.7	$105,083	$52,371	$52,712

Aggregate amortization expense for the six months ended August 31, 2021 and August 31, 2020 was $4.2 million and $3.9 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2022	$8,077
2023	7,052
2024	7,010
2025	6,835
2026	6,221

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2020	$82,527
Goodwill acquired	6,120
Balance as of February 28, 2021	88,647
Goodwill acquired	14
Balance as of August 31, 2021	$88,661

During fiscal year 2021, $6.1 million was added to goodwill related to the acquisition of Infoseal.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2021	2021
Employee compensation and benefits	$11,861	$11,742
Taxes other than income	1,465	467
Accrued legal and professional fees	329	272
Accrued interest	84	79
Accrued utilities	108	90
Accrued acquisition related obligations	92	164
Income taxes payable	1,005	1,528
Other accrued expenses	1,073	613
	$16,017	$14,955

9. Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until November 11, 2021 (the “Credit Facility”). The Credit Facility provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. Under the Credit Facility: (i) the Company’s consolidated net leverage ratio may not exceed 3.00:1.00, (ii) the Company’s fixed charge coverage ratio may not be less than 1.25:1.00, and (iii) the Company may make dividends or distributions to shareholders so long as (A) no event of default has occurred and is continuing and (B) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00. All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into. As of August 31, 2021, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at LIBOR plus a spread ranging from 1.85% to 2.5%. The Company had no outstanding long-term debt under the revolving credit line as of August 31, 2021. The rate is determined by the Company’s fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of August 31, 2021, the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million in available borrowing capacity. The Credit Facility is secured by substantially all of the Company’s assets (other than real property), as well as all capital securities of each of the Company’s subsidiaries. The Company is considering the nonrenewal of the credit facility or renewing with a smaller line of credit limit

10. Shareholders’ Equity

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

During the six months ended August 31, 2021, the Company did not repurchase any shares of common stock under the program. Since the program’s inception in October 2008, there have been 1,894,350 common shares repurchased at an average price of $15.91 per share. As of August 31, 2021, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives, managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the “Old Plan”). The Company

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

had 177,436 shares of unissued common stock reserved under the Old Plan for issuance as of May 31, 2021. The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the “New Plan”) on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date.

The exercise price of each stock option granted under either plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. RSUs can be either time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, EBITDA or other similar measures. Awards granted under the Old Plan generally have a performance or vesting period of three years from the date of grant. RSUs are eligible to receive tandem dividend equivalent rights that will allow the award holder to receive dividends at the same time other shareholders receive dividends. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended August 31, 2021 and August 31, 2020, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.6 million and $0.4 million, respectively. For the six months ended August 31, 2021 and August 31, 2020, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $1.8 million and $0.7 million, respectively.

Stock Options

The Company had no outstanding vested or unvested stock options at any time during the six months ended August 31, 2021 and August 31, 2020. No stock options were granted during the six months ended August 31, 2021 and August 31, 2020.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2021 of which 18,179 shares were granted under the New Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2021	119,729	$18.90
Granted	51,920	20.31
Terminated	—	—
Vested	(97,362)	19.77
Outstanding at August 31, 2021	74,287	$18.73

As of August 31, 2021, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Old Plan was approximately $1.2 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years.

Restricted Stock Units

During the six months ended August 31, 2021, 177,977 performance-based RSUs and 44,494 time-based RSUs were granted under the Old Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $20.38 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the six months ended August 31, 2021:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2021	—	$—	—	$—
Granted	44,494	20.38	177,977	23.17
Terminated	—	—	—	—
Vested	—	—	—	—
Outstanding at August 31, 2021	44,494	$20.38	177,977	$23.17

As of August 31, 2021, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.8 million over a weighted average remaining requisite service period of 2.6 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $3.6 million over a weighted average remaining requisite service period of 2.6 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 12% of the Company’s aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$268	$318	$537	$636
Interest cost	421	439	841	877
Expected return on plan assets	(930)	(1,018)	(1,861)	(2,037)
Amortization of:
Unrecognized net loss	640	839	1,280	1,679
Net periodic benefit cost	$399	$578	$797	$1,155

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2022. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. At August 31, 2021, we had an unfunded pension liability recorded on our balance sheet of $6.3 million. Management estimates the future lump-sum payments will exceed the settlement threshold resulting in a probable pension settlement charge of approximately $2.3 million. The settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit costs, that would have been incurred in subsequent periods, when lump sum payments exceed a threshold of service and interest cost for the period.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	26,080,121	25,974,412	26,055,056	25,965,370
Effect of dilutive RSUs	90,275	—	91,365	—
Diluted weighted average common shares outstanding	26,170,396	25,974,412	26,146,421	25,965,370
Earnings per share
Net earnings - basic	$0.29	$0.25	$0.57	$0.41
Net earnings - diluted	$0.29	$0.25	$0.57	$0.41
Cash dividends	$0.250	$0.225	$0.475	$0.450

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding for the six months ended August 31, 2021 and August 31, 2020.

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At August 31, 2021, cash balances included $81.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of August 31, 2021 was $1.3 million and $1.3 million, respectively. During the six months ended August 31, 2021, total lease payments made to, and sales made to, the related party were approximately $0.2 million and $1.5 million, respectively.

16. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak to be a global pandemic. In response to the rapid spread of COVID-19 within the United States, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. Due to the Company’s involvement in healthcare, government, food and beverage and banking, the Company’s plants have been deemed “essential” and, as such, the Company has continued to operate most of its manufacturing facilities, albeit at reduced production

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

levels. Due to reduced demand for our products during the pandemic, particularly in our transactional forms, the Company has reduced its workforce by 353 employees, ceased operating in two of its owned under-utilized facilities and exited two facilities with expiring leases.

While economic activity has picked up significantly, the Company will continue to monitor projected sales and proactively adjust costs as necessary depending on the impact of surges in the Delta variant to the COVID-19 pandemic. The Company believes the cost cutting measures it has previously implemented will not materially impact its ability to service the increased customer demand as economic conditions continue to improve. As a recent indicator, according to the Bureau of Labor Statistics (“BLS”) total nonfarm payroll employment rose by 235,000 in August, and the unemployment rate declined by 0.2 percentage point to 5.2 percent. So far this year, monthly job growth has averaged 586,000. In August, notable job gains occurred in professional and business services, transportation and warehousing, private education, manufacturing, and other services. Employment in retail trade declined over the month.

17. Subsequent Events

On September 17, 2021 the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on November 5, 2021 to shareholders of record as of October 8, 2021. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

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

FOR THE PERIOD ENDED AUGUST 31, 2021

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 57 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 92% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, Ace FormsSM, and AmeriPrintSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

On June 1, 2021, we acquired the assets and business of AmeriPrint in Harvard, Illinois. The acquisition of Ameriprint, which prior to the acquisition generated approximately $6.5 million in sales for its fiscal year ended December 31, 2020, brings added capabilities and expertise to our expanding product offering including barcoding and variable imaging.

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

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate. The U.S. economy continues to be significantly impacted by the COVID-19 pandemic and parts of the economy have started to re-open as vaccinations become more prevalent, but remain subject to ongoing surges and local shutdowns, creating a very fluid economic environment. Current governmental statistics have indicated an increase in economic activity that had previously been curtailed due to the COVID-19 pandemic and efforts to contain it. These statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase and improvements in our gross profit margin and operational margin during the first quarter. While the impacts of the pandemic have been significant, our results of operations were within our forecasted parameters for the period ended August 31, 2021.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➢
Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19. On August 31, 2021, we had $82.1 million in cash, in addition to $99.4 million available under our credit facility, if needed. During the period, our cash position increased by $6.9 million and our working capital position increased by $8.4 million from February 28, 2021. In addition, our liquidity and debt ratios have remained stable throughout the pandemic with our current ratio (calculated by dividing our current assets by our current liabilities) of 4.0 at August 31, 2021 and 4.20 at February 28, 2021, and our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) of 3.01 at August 31, 2021 and 3.29 at February 28, 2021. Our net debt to equity ratio (after application of cash) -.05 at August 31, 2021 and -.04 at February 28, 2021.

➢
Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories. During the current quarter, our days’ sales in our receivables decreased from 39 days to 35 days, while our days’ sales of inventory increased from 34 to 37 days. The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

➢
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

➢
Cost Savings:

COVID-19 has severely impacted global economic activity, including the printing industry in the United States. In response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities. We are in the process of consolidating three underperforming manufacturing facilities into existing

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

locations with excess capacity to reduce future costs and improve our operational efficiency. We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly. We believe the modifications to our cost structure in response to the sales impact of the COVID-19 pandemic will not materially impact our ability to service increased customer demand as economic conditions improve. During the six months ended August 31, 2021, our gross profit margin improved to 29.4% from the prior year’s period of 27.9% and our operating margin improved to 10.8% from the prior year’s period of 8.4%.

➢
Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continue to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues. We continue to closely monitor the impact of the COVID-19 pandemic, including emerging variants, on all aspects of our business, including how it is affecting our employees, customers, supply chain and distribution network. The overall magnitude of the impact of the pandemic on our operating and financial results remains uncertain and will largely depend on the duration of the pandemic and the measures implemented in response, as well as the effect on our customers and suppliers. Given these factors, we are unable to reliably forecast the ultimate impact of COVID-19 on our business, including due to factors discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021. For further information, please see “Cautionary Note Regarding Forward Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Paper production declined last year due to the pandemic and, as the economy improved, increased demand initially was satisfied with existing inventory at the paper mills. While paper mills now are operating at a very high capacity, they are basically producing to fill orders rather than stock inventory, which is contributing to the tight market in some grades of paper. Paper prices have also increased due to global logistics issues that have delayed and reduced imports that have typically filled gaps in domestic supply. While the availability of paper in the North American market is very low, our strong vendor relationship with our paper supplier allows us to meet customer demand for their business product needs. We have been adjusting our pricing to cover paper inflation during the year, but the impact of inflation with most of our other vendors, as well as the labor market, has had a slight impact on gross profit margin. We

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

anticipate additional pricing adjustments to cover all aspects of our supply chain and our labor force to maintain our gross profit margins at their historical levels. As such, pricing during the second half of fiscal 2022 is currently expected to increase.

As the economy has improved, demand has increased in 2021 for coated and uncoated freesheet papers which has reduced the excess inventory in the market along with the reduction in supply from the closing of several paper mills. Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain in a range which will not unfavorably impact our margins over the long term. Additionally, the possibility of paper shortages in the market is not a major concern due to our primary material supplier’s commitment to the Company. Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to manage our procurement and logistics costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs as we consolidate plants where leases expire and sell unused real estate where we have the opportunity to relocate the business to another facility.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. The operating results of the Company for the three and six months ended August 31, 2021 and the comparative period for 2020 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2021		2020		2021		2020
Net sales	$100,451	100.0%	$86,612	100.0%	$197,381	100.0%	$175,608	100.0%
Cost of goods sold	71,550	71.2	61,457	71.0	139,294	70.6	126,546	72.1
Gross profit margin	28,901	28.8	25,155	29.0	58,087	29.4	49,062	27.9
Selling, general and administrative	18,095	18.0	16,535	19.1	37,010	18.8	34,658	19.7
(Gain) loss from disposal of assets	1	—	(300)	(0.4)	(276)	(0.1)	(412)	(0.2)
Income from operations	10,805	10.8	8,920	10.3	21,353	10.8	14,816	8.4
Other income (expense)	(148)	(0.1)	(243)	(0.3)	(262)	(0.1)	(484)	(0.3)
Earnings before income taxes	10,657	10.6	8,677	10.0	21,091	10.7	14,332	8.1
Provision for income taxes	3,197	3.2	2,256	2.6	6,327	3.2	3,726	2.1
Net earnings	$7,460	7.4%	$6,421	7.4%	$14,764	7.5%	$10,606	6.0%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

Three months ended August 31, 2021 compared to three months ended August 31, 2020

Net Sales. Our net sales were $100.5 million for the quarter ended August 31, 2021, compared to $86.6 million for the same quarter in the prior year, an increase of $13.9 million, or 16.0%. Our net sales increased on a sequential quarter basis as well, $3.5 million or 3.6% from $96.9 million for the quarter ended May 31, 2021 to $100.5 million for the current quarter. While our revenues continue to be impacted by the COVID-19 pandemic, some of our customers are seeing sales return to normalized levels. Infoseal, our acquisition in January of last fiscal year and AmeriPrint, our acquisition from June 1, 2021, added $6.7 million in sales for the current quarter.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $10.1 million, or 16.4%, from $61.5 million for the three months ended August 31, 2020 to $71.6 million for the three months ended August 31, 2021. Our gross profit margin was $28.9 million for the quarter ended August 31, 2021 compared to $25.2 million for the same quarter in the prior year. Our second quarter gross profit margin percentage slightly decreased from 29.0% in 2020 to 28.8% in 2021 due primarily to higher inflationary factors.

Selling, general, and administrative expense. For the three months ended August 31, 2021, our selling, general, and administrative (“SG&A”) expenses were $18.1 million compared to $16.5 million for the three months ended August 31, 2020, an increase of $1.6 million, or 9.4%. As a percentage of net sales, SG&A expenses for the current quarter were 18.0% and 19.1% for the three months ended August 31, 2021 and August 31, 2020, respectively. Our acquisition of Infoseal and AmeriPrint impacted our SG&A expenses by approximately $0.7 million. As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets. The $0.3 million net gain from disposal of assets during the prior year quarter is primarily attributed to the sale of underutilized land and buildings. Remaining product from these facilities was transitioned to another Company facility.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended August 31, 2021 was $10.8 million, or 10.8% of net sales, as compared to $8.9 million, or 10.3% of net sales, for the three months ended August 31, 2020 and increased on a sequential quarter basis as well from $10.5 million for the quarter ended May 31, 2021.

Other expense. Other expense was $0.1 million for the three months ended August 31, 2021 compared to expense of $0.2 million for the three months ended August 31, 2020. This decrease was primarily due to a decrease in our pension expense of $0.1 million over the comparable quarter.

Provision for income taxes. Our effective tax rate was 30.0% for the three months ended August 31, 2021 as compared to 26.0% for the three months ended August 31, 2020. The primary reason for the increase in the effective tax rate is permanent non-deductible expense resulting from probable distributions this year from our deferred compensation plan which was terminated last fiscal year.

Net earnings. Net earnings, due to the factors above, were $7.5 million for the three months ended August 31, 2021 as compared to $6.4 million for the comparable quarter in the prior year, an increase of $1.0 million. Net earnings per diluted share for the three months ended August 31, 2021 was $0.29, compared to $0.25 for the same quarter in the prior year. Our acquisition of Infoseal and AmeriPrint added $0.02 to our diluted earnings per share.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

Six months ended August 31, 2021 compared to six months ended August 31, 2020

Net Sales. Our net sales were $197.4 million for the six-month period ended August 31, 2021, compared to $175.6 million for same period last year, or an increase of 12.4%. While our revenues continue to be impacted by the COVID-19 pandemic, some of our customers are seeing sales return to normalized levels. Infoseal, our acquisition in January of last fiscal year and AmeriPrint our acquisition in June 1, 2021, added $11.9 million in sales during the six months ended August 31, 2021.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold was $139.3 million for the six months ended August 31, 2021, compared to $126.5 million for the same period last year, a increase of $12.8 million, or 10.1%. Our margin was $58.1 million for the six-month period ended August 31, 2021, or 29.4%. In response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities. These modifications to our cost structure resulted in improvements to our gross profit margin from 27.9% for the same six-month period last year.

Selling, general, and administrative expense. Our SG&A expenses were $37.0 million for the six months ended August 31, 2021, compared to $34.7 million for the same period last year, or an increase of 6.8%. As a percentage of sales, the SG&A expenses were 18.8% and 19.7% for the six months ended August 31, 2021 and August 31, 2020, respectively. As part of our ongoing corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses. During the period, the Board approved a change to our “Long-Term Incentive Equity Awards” program to a three-year performance period from a one-year performance period. A bridge award of restricted stock was granted during the transition and resulted in the recognition of an additional $0.8 million in restricted stock expense. Our acquisition of Infoseal and AmeriPrint impacted our SG&A expenses by approximately $1.3 million.

Gain from disposal of assets. The $0.3 million net gain from disposal of assets during the six months ended August 31, 2021 is primarily attributed to the sale of a previously held-for-sale facility that had transferred its operations to another facility. The $0.4 million net gain from disposal of assets during the six months ended August 31, 2020 is primarily attributed to the sale of manufacturing underutilized equipment, land and buildings.

Income from operations. Our income from continuing operations for the six months ended August 31, 2021 was $21.4 million, or 10.8% of sales, as compared to $14.8 million, or 8.4% of sales, for the six months ended August 31, 2020.

Other expense. Other expense for the six months ended August 31, 2021 was $0.3 million as compared to $0.5 million expense for the six months ended August 31, 2020. This decrease was primarily due to the decrease in pension expense for the current fiscal year.

Provision for income taxes. Our effective tax rate was 30.0% for the six months ended August 31, 2021 as compared to 26.0% for the six months ended August 31, 2020. The primary reason for the increase in the effective tax rate is permanent non-deductible expense resulting from probable distributions this year from our deferred compensation plan which was terminated last fiscal year.

Net earnings. Net earnings were $14.8 million for the six months ended August 31, 2021 as compared to $10.6 million for the comparable period last year, an increase of $4.2 million. Net earnings per diluted share for the six months ended August 31, 2021 was $0.57, compared to $0.41 for the same six-month period last year. Our acquisition of Infoseal and AmeriPrint added $0.04 to our diluted earnings per share.

Liquidity and Capital Resources

We rely on our cash flows generated from operations and the borrowing capacity under our credit facility extended pursuant to our Second Amended and Restated Credit Agreement, as amended from time to time (the “Credit Facility”), to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, debt repayments and related interest payments, contributions to our noncontributory defined benefit retirement plan, which covers approximately 12% of our aggregate employees (the “Pension Plan”), and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations, supplemented by our Credit Facility as necessary, to cover our operating and capital requirements for the foreseeable future.

	August 31,	February 28,
(Dollars in thousands)	2021	2021
Working capital	$121,426	$113,022
Cash	$82,101	$75,190

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

Working Capital. Our working capital increased $8.4 million or 7.4%, from $113.0 million at February 28, 2021 to $121.4 million at August 31, 2021. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 4.2 to 1.0 at February 28, 2021 to 4.0 to 1.0 at August 31, 2021. The increase in working capital primarily reflects the increase in cash and inventory partially offset by the increase in our accounts payable.

	Six months ended August 31,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$24,507	$28,154
Net cash used in investing activities	$(5,205)	$(353)
Net cash used in financing activities	$(12,391)	$(12,153)

Cash flows from operating activities. Cash provided by operating activities decreased from $28.2 million for the six months ended August 31, 2020 to $24.5 million for the six months ended August 31, 2021. Our decreased operational cash flows in comparison to the comparable period in the prior year was primarily the result of a $8.5 million increase in our accounts receivable and a $7.5 million increase in our inventories. These increases were offset by a $4.2 million increase in our operational earnings, in addition to a $7.2 million increase in our accounts payable and accrued expenses.

Cash flows from investing activities. Cash used in investing activities increased from $0.4 million cash used to $5.2 million used for the six months ended August 31, 2020 and August 31, 2021, respectively. This was primarily due to the $3.9 million cost to acquire businesses and additional capital expenditures during the six months ended August 31, 2021 as compared to the six months ended August 31, 2020.

Cash flows from financing activities. We used $0.2 million less cash from financing activities during the six months ended August 31, 2021 compared to the same period in the prior year. The decrease in cash used during the six months ended August 31, 2021 compared to the six months ended August 31, 2020 resulted from no common stock being repurchased under our stock repurchase program in the current period compared to $0.4 million to repurchase our common stock during the six months ended August 31, 2020.

Credit Facility. The Company’s Credit Facility, pursuant to which a credit facility has been extended to the Company until November 11, 2021, provides the Company and its subsidiaries with up to $100.0 million in revolving credit, as well as a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing-line loans. Under the Credit Facility, the Company or any of its subsidiaries can request up to three increases in the aggregate commitments in an aggregate amount not to exceed $50.0 million. The terms and conditions of the Credit Facility impose certain restrictions on our ability to incur additional debt, make capital expenditures, acquisitions and asset dispositions, as well as impose other customary covenants, such as requiring that our fixed charge coverage ratio not be less than 1.25:1.00 and our total leverage ratio not exceed 3.00:1.00. The Company may make dividends or distributions to shareholders so long as (i) no event of default has occurred and is continuing and (ii) the Company’s net leverage ratio both before and after giving effect to any such dividend or distribution is equal to or less than 2.50:1.00. All calculations are made based on U.S. Generally Accepted Accounting Principles existing at the time the Credit Facility was entered into. As of August 31, 2021, the Company was in compliance with all terms and conditions of the Credit Facility.

The Credit Facility bears interest at the LIBOR rate plus a spread ranging from 1.85% to 2.5%. The rate is determined by our fixed charge coverage ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of August 31, 2021, the Company had no outstanding debt, and the Company had $0.6 million outstanding under standby letters of credit arrangements, leaving approximately $99.4 million available in borrowing capacity under the Credit Facility. The Credit Facility is secured by substantially all of our assets (other than real property), as well as all capital securities of each of our subsidiaries.

It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenditures. We are considering the nonrenewal of the facility or renewing with a smaller line of credit limit during the third quarter.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2022. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was no contribution required or made to our Pension Plan in fiscal year 2021. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2021, we had an unfunded pension liability recorded on our balance sheet of $6.3 million.

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

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million. For the quarter, we have spent approximately $2.1 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2021 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no variable rate financial instruments outstanding at August 31, 2021 given no outstanding debt under the Credit Facility, we will be exposed to interest rate risk if we borrow under the Credit Facility in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2021 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the six months ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended August 31, 2021, the Company did not repurchase any shares of common stock under the program. As of August 31, 2021, $9.9 million remained available to repurchase shares of the Company’s common stock under the program.

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, filed on October 1, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 1, 2021	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 1, 2021	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer