Form 10-Q
period 2021-11-30
ENNIS, INC.
filed 2022-01-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2021

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

As of December 29, 2021, there were 26,018,706 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30,	February 28,
	2021	2021
Assets
Current assets
Cash	$80,969	$75,190
Accounts receivable, net of allowance for doubtful receivables of $1,265 at November 30, 2021 and $961 at February 28, 2021	38,576	37,891
Prepaid expenses	1,962	1,605
Inventories	40,365	32,906
Assets held for sale	—	482
Total current assets	161,872	148,074
Property, plant and equipment
Plant, machinery and equipment	157,903	157,737
Land and buildings	57,513	56,185
Computer equipment and software	18,868	19,336
Other	4,519	4,808
Total property, plant and equipment	238,803	238,066
Less accumulated depreciation	184,917	182,682
Net property, plant and equipment	53,886	55,384
Operating lease right-of-use assets	17,062	19,187
Goodwill	88,677	88,647
Intangible assets, net	47,817	52,712
Other assets	385	384
Total assets	$369,699	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	November 30,	February 28,
	2021	2021
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,950	$14,759
Accrued expenses	16,707	14,955
Current portion of operating lease liabilities	5,604	5,338
Total current liabilities	38,261	35,052
Liability for pension benefits	5,299	6,299
Deferred income taxes	8,140	7,677
Operating lease liabilities, net of current portion	11,322	13,567
Other liabilities	733	1,244
Total liabilities	63,755	63,839
Commitments and contingencies
Shareholders’ equity
Preferred stock $10 par value, authorized 1,000,000 shares; none issued	—	—
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2021 and February 28, 2021	75,134	75,134
Additional paid-in capital	123,744	123,017
Retained earnings	197,847	194,436
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(18,800)	(20,282)
Treasury stock	(71,981)	(71,756)
Total shareholders’ equity	305,944	300,549
Total liabilities and shareholders' equity	$369,699	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Net sales	$102,968	$92,443	$300,349	$268,051
Cost of goods sold	73,768	64,355	213,062	190,901
Gross profit margin	29,200	28,088	87,287	77,150
Selling, general and administrative	17,513	16,690	54,523	51,348
(Gain) loss from disposal of assets	1	(159)	(275)	(571)
Income from operations	11,686	11,557	33,039	26,373
Other expense
Interest expense	(3)	(2)	(7)	(8)
Other, net	(878)	(253)	(1,136)	(731)
Total other expense	(881)	(255)	(1,143)	(739)
Earnings before income taxes	10,805	11,302	31,896	25,634
Income tax expense	3,242	2,939	9,569	6,665
Net earnings	$7,563	$8,363	$22,327	$18,969
Weighted average common shares outstanding
Basic	26,020,210	25,974,006	26,053,898	25,978,461
Diluted	26,020,210	25,974,006	26,151,480	25,978,461
Earnings per share
Basic	$0.29	$0.32	$0.86	$0.73
Diluted	$0.29	$0.32	$0.85	$0.73
Cash dividends per share	$0.250	$0.225	$0.725	$0.675

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Net earnings	$7,563	$8,363	$22,327	$18,969
Adjustment to pension, net of taxes	885	433	1,482	1,299
Comprehensive income	$8,448	$8,796	$23,809	$20,268

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance August 31, 2021	30,053,443	$75,134	$123,116	$196,809	$(19,685)	(4,006,268)	$(70,053)	$305,321
Net earnings	—	—	—	7,563	—	—	—	7,563
Adjustment to pension, net of deferred tax of $295	—	—	—	—	885	—	—	885
Dividends paid ($0.25 per share)	—	—	—	(6,525)	—	—	—	(6,525)
Stock based compensation	—	—	642	—	—	—	—	642
Exercise of stock options and restricted stock	—	—	(14)	—	—	826	14	—
Common stock repurchases	—	—	—	—	—	(102,757)	(1,942)	(1,942)
Balance November 30, 2021	30,053,443	$75,134	$123,744	$197,847	$(18,800)	(4,108,199)	$(71,981)	$305,944

Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	22,327	—	—	—	22,327
Adjustment to pension, net of deferred tax of $494	—	—	—	—	1,482	—	—	1,482
Dividends paid ($0.725 per share)	—	—	—	(18,916)	—	—	—	(18,916)
Stock based compensation	—	—	2,444	—	—	—	—	2,444
Exercise of stock options and restricted stock	—	—	(1,717)	—	—	98,188	1,717	—
Common stock repurchases	—	—	—	—	—	(102,757)	(1,942)	(1,942)
Balance November 30, 2021	30,053,443	$75,134	$123,744	$197,847	$(18,800)	(4,108,199)	$(71,981)	$305,944

Balance August 31, 2020	30,053,443	$75,134	$122,430	$192,685	$(24,340)	(4,089,345)	$(71,597)	$294,312
Net earnings	—	—	—	8,363	—	—	—	8,363
Adjustment to pension, net of deferred tax of $145	—	—	—	—	433	—	—	433
Dividends paid ($0.225 per share)	—	—	—	(5,871)	—	—	—	(5,871)
Stock based compensation	—	—	269	—	—	—	—	269
Exercise of stock options and restricted stock	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	(51,524)	(812)	(812)
Balance November 30, 2020	30,053,443	$75,134	$122,699	$195,177	$(23,907)	(4,140,869)	$(72,409)	$296,694

Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	18,969	—	—	—	18,969
Adjustment to pension, net of deferred tax of $289	—	—	—	—	1,299	—	—	1,299
Dividends paid ($0.675 per share)	—	—	—	(17,601)	—	—	—	(17,601)
Stock based compensation	—	—	933	—	—	—	—	933
Exercise of stock options and restricted stock	—	—	(1,286)	—	—	73,413	1,286	—
Common stock repurchases	—	—	—	—	—	(77,996)	(1,235)	(1,235)
Balance November 30, 2020	30,053,443	$75,134	$122,699	$195,177	$(23,907)	(4,140,869)	$(72,409)	$296,694

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	November 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$22,327	$18,969
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,752	7,289
Amortization of intangible assets	6,137	5,978
Gain from disposal of assets	(275)	(571)
Bad debt expense, net of recoveries	408	933
Stock based compensation	2,444	933
Net pension expense	945	1,732
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(569)	8,354
Prepaid expenses and income taxes	(357)	(971)
Inventories	(6,227)	2,836
Other assets	(15)	1
Accounts payable and accrued expenses	2,090	(4,561)
Other liabilities	(365)	(143)
Net cash provided by operating activities	34,295	40,779
Cash flows from investing activities:
Capital expenditures	(4,143)	(2,541)
Purchase of businesses, net of cash acquired	(4,340)	—
Proceeds from disposal of plant and property	825	1,698
Net cash used in investing activities	(7,658)	(843)
Cash flows from financing activities:
Dividends paid	(18,916)	(17,601)
Common stock repurchases	(1,942)	(1,235)
Net cash used in financing activities	(20,858)	(18,836)
Net change in cash	5,779	21,100
Cash at beginning of period	75,190	68,258
Cash at end of period	$80,969	$89,358

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, from which the accompanying consolidated balance sheet at February 28, 2021 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

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

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be discontinued December 31, 2021. This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company does not expect ASU 2020-04 to have a significant impact on its consolidated financial statements.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2021

recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of November 30, 2021.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,016	$874	$961	$715
Bad debt expense, net of recoveries	249	153	408	933
Accounts written off	-	(76)	(104)	(697)
Balance at end of period	$1,265	$951	$1,265	$951

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

4. Inventories

With the exception of approximately 13.8% and 12.6% of its inventories valued at the lower of last-in first-out (“LIFO”) for the periods ended November 30, 2021 and February 28, 2021, respectively, the Company values its inventories at the lower of first-in, first-out (“FIFO”) cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2021	2021
Raw material	$26,900	$19,699
Work-in-process	5,664	3,762
Finished goods	7,801	9,445
	$40,365	$32,906

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

FOR THE PERIOD ENDED NOVEMBER 30, 2021

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

	Three months ended		Nine months ended
	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Pro forma net sales	$102,968	$98,871	$302,017	$287,336
Pro forma net earnings	7,563	8,584	22,290	19,633
Pro forma earnings per share - diluted	$0.29	$0.33	$0.85	$0.76

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

On October 15, 2021, the Company acquired the assets of a digital operation located in Illinois for $0.4 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial.

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the nine months ended November 30, 2021 and November 30, 2020.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

Components of lease expense for the three and nine months ended November 30, 2021 and November 30, 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Operating lease cost	$1,454	$1,572	$4,688	$4,773

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,459	$1,568	$4,675	$4,743

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$138	$3,441	$194

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	3.64%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2022 (remaining 3 months)	$1,106
2023	5,813
2024	4,420
2025	3,651
2026	2,160
2027	890
Thereafter	3
Total future minimum lease payments	$18,043
Less imputed interest	1,117
Present value of lease liabilities	$16,926

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

FOR THE PERIOD ENDED NOVEMBER 30, 2021

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2021	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	11.3	$28,207	$9,805	$18,402
Customer lists	6.3	76,458	47,163	29,295
Non-compete	3.5	877	757	120
Patent	—	783	783	—
Total	8.2	$106,325	$58,508	$47,817

As of February 28, 2021
Amortized intangible assets
Trademarks and trade names	11.9	$27,561	$8,194	$19,367
Customer lists	6.8	75,862	42,726	33,136
Non-compete	3.1	877	668	209
Patent	—	783	783	—
Total	8.7	$105,083	$52,371	$52,712

Aggregate amortization expense for the nine months ended November 30, 2021 and November 30, 2020 was $6.1 million and $6.0 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2022	$8,082
2023	7,066
2024	7,024
2025	6,849
2026	6,235

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2020	$82,527
Goodwill acquired	6,120
Goodwill impairment	—
Balance as of February 28, 2021	88,647
Goodwill acquired	30
Goodwill impairment	—
Balance as of November 30, 2021	$88,677

During fiscal year 2021, $6.1 million was added to goodwill related to the acquisition of Infoseal.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30,	February 28,
	2021	2021
Employee compensation and benefits	$12,501	$11,742
Taxes other than income	881	467
Accrued legal and professional fees	309	272
Accrued interest	44	79
Accrued utilities	108	90
Accrued acquisition related obligations	82	164
Income taxes payable	1,427	1,528
Other accrued expenses	1,355	613
	$16,707	$14,955

9. Long-Term Debt

The Company did not renew its Credit Agreement, which expired November 11, 2021. The Company has had no outstanding long term debt under the revolving credit line since paid August 2019. As of November 30, 2021, the Company had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the nine months ended November 30, 2021, the Company repurchased 102,757 shares of common stock under the program at an average price of $18.90. Since the program’s inception in October 2008, there have been 1,997,107 common shares repurchased at an average price of $16.07 per share. As of November 30, 2021, $7.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives, managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the “Old Plan”). The Company had 177,436 shares of unissued common stock reserved under the Old Plan for issuance as of May 31, 2021. The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the “New Plan”) on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended November 30, 2021 and November 30, 2020, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.6 million and $0.2 million, respectively. For the nine months ended November 30, 2021 and November 30, 2020, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $2.4 million and $0.9 million, respectively.

Stock Options

The Company had no outstanding vested or unvested stock options at any time during the nine months ended November 30, 2021 and November 30, 2020. No stock options were granted during the nine months ended November 30, 2021 and November 30, 2020.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the nine months ended November 30, 2021 of which 18,179 shares were granted under the New Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2021	119,729	$18.90
Granted	51,920	20.31
Terminated	—	—
Vested	(98,188)	19.78
Outstanding at November 30, 2021	73,461	$18.72

As of November 30, 2021, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Old Plan was approximately $0.9 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years.

Restricted Stock Units

During the nine months ended November 30, 2021, 177,977 performance-based RSUs and 44,494 time-based RSUs were granted under the Old Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $20.38 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the nine months ended November 30, 2021:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2021	—	$—	—	$—
Granted	44,494	20.38	177,977	23.17
Terminated	—	—	—	—
Vested	—	—	—	—
Outstanding at November 30, 2021	44,494	$20.38	177,977	$23.17

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

As of November 30, 2021, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.7 million over a weighted average remaining requisite service period of 2.5 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $3.3 million over a weighted average remaining requisite service period of 2.5 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$269	$318	$806	$954
Interest cost	420	438	1,261	1,315
Expected return on plan assets	(931)	(1,019)	(2,792)	(3,056)
Amortization of:
Unrecognized net loss	639	840	1,919	2,519
Settlement Charges	750	-	750	-
Net periodic benefit cost	$1,147	$577	$1,944	$1,732

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2022. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. At November 30, 2021, we had an unfunded pension liability recorded on our balance sheet of $5.3 million. Management estimates the future lump-sum payments will exceed the settlement threshold resulting in a probable pension settlement charge of approximately $1.2 million. The Company has recognized $0.7 million of this settlement charge as of November 30, 2021 based on lump-sum payments to date. The settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit costs, that would have been incurred in subsequent periods, when lump sum payments exceed a threshold of service and interest cost for the period.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	26,020,210	25,974,006	26,053,898	25,978,461
Effect of dilutive RSUs	—	—	97,582	—
Diluted weighted average common shares outstanding	26,020,210	25,974,006	26,151,480	25,978,461
Earnings per share
Net earnings - basic	$0.29	$0.32	$0.86	$0.73
Net earnings - diluted	$0.29	$0.32	$0.85	$0.73
Cash dividends	$0.250	$0.225	$0.725	$0.675

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding for the nine months ended November 30, 2021 and November 30, 2020.

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At November 30, 2021, cash balances included $80.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of November 30, 2021 was $1.2 million and $1.2 million, respectively. During the nine months ended November 30, 2021, total lease payments made to, and sales made to, the related party were approximately $0.3 million and $2.3 million, respectively.

On October 15, 2021, the Company acquired the assets of a digital operation located in Illinois from an entity controlled by a member of the Board for $0.4 million in cash plus the assumption of certain accrued liabilities.

16. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak to be a global pandemic. In response to the rapid spread of COVID-19 within the United States, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. Due to the Company’s involvement in healthcare, government, food and beverage and banking, the Company’s plants have been deemed “essential” and, as such, the Company has continued to operate most of its manufacturing facilities. Due to reduced demand for our products during the pandemic, particularly in our transactional forms, the Company reduced its workforce by approximately 350 employees, ceased operating in two of its owned under-utilized facilities and exited two facilities with expiring leases during fiscal year end February 2021. During the period end November 2021, three additional facilities (one owned and two with expiring leases) were consolidated and transitioned to other existing facilities. The Company believes the cost cutting measures it has previously implemented will not materially impact its ability to service the increased customer demand as economic conditions continue to improve.

While economic activity has picked up significantly, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. The ultimate impacts of the COVID-19 pandemic on our businesses will depend on future developments, including the availability of labor, global supply chain disruptions, the variants of COVID-19, and the global availability and use of vaccines, which are highly uncertain and cannot be predicted. The Company will continue to monitor projected sales and proactively adjust costs as necessary depending on the impact of the spread of coronavirus and its variants including the delta and omicron

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2021

variant.

17. Subsequent Events

On December 16, 2021 the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on February 3, 2022 to shareholders of record as of January 6, 2022. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

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

For a discussion regarding the impact of the ongoing novel coronavirus (COVID-19) pandemic on our business, please see Our Business Challenges—COVID-19 Pandemic and Results of Operations, below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 57 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 93% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2021

On June 1, 2021, we acquired the assets and business of AmeriPrint in Harvard, Illinois. The acquisition of Ameriprint, which prior to the acquisition generated approximately $6.5 million in sales for its fiscal year ended December 31, 2020, brings added capabilities and expertise to our expanding product offering including barcoding and variable imaging.

On October 15, 2021, the Company acquired the assets of a digital operation located in Illinois for $0.4 million in cash plus the assumption of certain accrued liabilities. Management considers this acquisition immaterial.

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

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate. Although the U.S. economy has gained in recovery, it continues to be impacted by supply-chain disruptions, labor shortages, and shifting demand. Total nonfarm payroll employment rose by 210,000 in November, and the unemployment rate fell by 0.4 percentage point to 4.2 percent. Job gains occurred in professional and business services, transportation and warehousing, construction, and manufacturing. These statistics provide evidence that various sectors continue to improve, while others have not, which we believe was reflected in our sequential sales increase and improvements in our gross profit margin and operational margin during the first quarter. While the impacts of the pandemic have been significant, our results of operations were within our forecasted parameters for the period ended November 30, 2021.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➢
Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19. On November 30, 2021, we had $81.0 million in cash. During the period, our cash position increased by $5.8 million and our working capital position increased by $10.6 million from February 28, 2021. In addition, our liquidity and debt ratios have remained stable throughout the pandemic with our current ratio (calculated by dividing our current assets by our current liabilities) of 4.2 at November 30, 2021 and 4.2 at February 28, 2021, and our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) of 3.18 at November 30, 2021 and 3.29 at February 28, 2021. Our net debt to equity ratio (after application of cash) (0.06) at November 30, 2021 and (0.04) at February 28, 2021.

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

➢
Supply Chain:

To date, COVID-19 has had a marginal impact on our operations and for the products we sell. Most of our products are sourced domestically from suppliers deemed “essential” by the government, and therefore currently remain in operation. However, if one or more of our major suppliers are negatively impacted by the COVID-19 pandemic, through plant closures, deteriorating financial condition, or otherwise, it could adversely affect our operational results and financial condition.

➢
Cost Savings:

COVID-19 has severely impacted global economic activity, including the printing industry in the United States. In response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities. We are in the process of consolidating three underperforming manufacturing facilities into existing

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

locations with excess capacity to reduce future costs and improve our operational efficiency. We will continue to monitor incoming order volume so that we can proactively adjust our costs accordingly. We believe the modifications to our cost structure in response to the sales impact of the COVID-19 pandemic will not materially impact our ability to service increased customer demand as economic conditions improve. During the nine months ended November 30, 2021, our gross profit margin improved to 29.1% from the prior year’s period of 28.8% and our operating margin improved to 11.0% from the prior year’s period of 9.8%.

➢
Capital Expenditures:

We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position.

There continue to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues. We continue to closely monitor the impact of the COVID-19 pandemic, including emerging variants, on all aspects of our business, including how it is affecting our employees, customers, supply chain and distribution network. The overall magnitude of the impact of the pandemic on our operating and financial results remains uncertain and will largely depend on the duration of the pandemic and the measures implemented in response, as well as the effect on our customers and suppliers. Given these factors, we are unable to reliably forecast the ultimate impact of COVID-19 on our business, including due to factors discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021. For further information, please see “Cautionary Note Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

The supply of Printing and Writing (“P&W”) papers have been severely curtailed by a number of factors. Those factors include disruption in production at one large paper plant due to fatal accidents, delays in converting plants to P&W papers from other papers, closing of facilities and moving to containerboard production and the continued logistics problems of importing foreign paper. All of these factors have severely constricted the availability of P&W papers driving prices higher. Uncoated papers are up 20% from November of last year, and likely to move up and last longer at those levels through next year. Coated papers are up 25% from November of last year with further price increases likely. While paper mills are now operating at a very high capacity, they are basically producing to fill orders rather than stock inventory and are struggling to achieve that goal of restocking. While the availability of paper in the North American market is tighter than it has been in a long time, our strong vendor relationship with our paper supplier allows us to meet

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

customer demand for their business product needs. We have been adjusting our pricing to cover paper inflation during the year, but the impact of inflation with most of our other vendors, as well as the labor market, has had a slight impact on gross profit margin. We anticipate additional pricing adjustments to cover all aspects of our supply chain and our labor force to maintain our gross profit margins at their historical levels. As such, pricing during the last quarter of fiscal 2022 is currently expected to increase. Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to manage our procurement and logistics costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs as we consolidate plants where leases expire and sell unused real estate where we have the opportunity to relocate the business to another facility.

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

Results of Operations

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. The operating results of the Company for the three and nine months ended November 30, 2021 and the comparative period for 2020 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2021		2020		2021		2020
Net sales	$102,968	100.0%	$92,443	100.0%	$300,349	100.0%	$268,051	100.0%
Cost of goods sold	73,768	71.6	64,355	69.6	213,062	70.9	190,901	71.2
Gross profit margin	29,200	28.4	28,088	30.4	87,287	29.1	77,150	28.8
Selling, general and administrative	17,513	17.0	16,690	18.1	54,523	18.2	51,348	19.2
(Gain) loss from disposal of assets	1	—	(159)	(0.2)	(275)	(0.1)	(571)	(0.2)
Income from operations	11,686	11.3	11,557	12.5	33,039	11.0	26,373	9.8
Other income (expense)	(881)	(0.9)	(255)	(0.3)	(1,143)	(0.4)	(739)	(0.2)
Earnings before income taxes	10,805	10.5	11,302	12.2	31,896	10.6	25,634	9.6
Provision for income taxes	3,242	3.1	2,939	3.2	9,569	3.2	6,665	2.5
Net earnings	$7,563	7.4%	$8,363	9.0%	$22,327	7.4%	$18,969	7.1%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

Three months ended November 30, 2021 compared to three months ended November 30, 2020

Net Sales. Our net sales were $103.0 million for the quarter ended November 30, 2021, compared to $92.4 million for the same quarter in the prior year, an increase of $10.6 million, or 11.5%. The increase in net sales is primarily due to increasing economic activity as the negative effects of the COVID-19 pandemic began to subside. Our net sales increased on a sequential quarter basis as well, $2.5 million or 2.5% from $100.5 million for the quarter ended August 31, 2021 to $103.0 million for the current quarter. While our revenues continue to be impacted by the COVID-19 pandemic, some of our customers are seeing sales return to normalized levels. Infoseal, our acquisition in January of last fiscal year and AmeriPrint, acquisition on June 1, 2021, added $7.8 million in sales for the current quarter.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $9.4 million, or 14.6%, from $64.4 million for the three months ended November 30, 2020 to $73.8 million for the three months ended November 30, 2021. Our gross profit margin was $29.2 million for the quarter ended November 30, 2021 compared to $28.1 million for the same quarter in the prior year. Our third quarter gross profit margin percentage slightly decreased from 30.4% in 2020 to 28.4% in 2021 . Our gross profit margin percentage continues to be impacted by inflationary factors as well as the transitional cost of the consolidation of our underperforming manufacturing facilities.

Selling, general, and administrative expense. For the three months ended November 30, 2021, our selling, general, and administrative (“SG&A”) expenses were $17.5 million compared to $16.7 million for the three months ended November 30, 2020, an increase of $0.8 million, or 4.8%. As a percentage of net sales, SG&A expenses for the current quarter were 17.0% and 18.1% for the three months ended November 30, 2021 and November 30, 2020, respectively. Our acquisition of Infoseal and AmeriPrint impacted our SG&A expenses by approximately $0.7 million. As part of our on-going corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses.

Gain from disposal of assets. The $0.1 million net gain from disposal of assets during the prior year quarter is primarily attributed to the sale of underutilized land and buildings. Remaining product and operations from this facility was transitioned to another Company facility.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended November 30, 2021 was $11.7 million, or 11.3% of net sales, as compared to $11.6 million, or 12.5% of net sales, for the three months ended November 30, 2020 and increased on a sequential quarter basis as well from $10.8 million for the quarter ended August 31, 2021.

Other expense. Other expense was $0.9 million for the three months ended November 30, 2021 compared to expense of $0.3 million for the three months ended November 30, 2020. This increase was primarily due to recognition of $0.7 million in pension settlement charges during the three months ended November 30, 2021. The settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit cost that would have been incurred in subsequent periods when plan payments, primarily lump sums from qualified pension plans exceed a threshold of service and interest cost for the period.

Provision for income taxes. Our effective tax rate was 30.0% for the three months ended November 30, 2021 as compared to 26.0% for the three months ended November 30, 2020. The primary reason for the increase in the effective tax rate is permanent non-deductible expense resulting from probable distributions this year from our deferred compensation plan which was terminated last fiscal year.

Net earnings. Net earnings, due to the factors above, were $7.6 million for the three months ended November 30, 2021 as compared to $8.4 million for the comparable quarter in the prior year, a decrease of $0.8 million. Net earnings per diluted share for the three months ended November 30, 2021 was $0.29, compared to $0.32 for the same quarter in the prior year. Our acquisition of Infoseal and AmeriPrint added $0.03 to our diluted earnings per share.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

Nine months ended November 30, 2021 compared to nine months ended November 30, 2020

Net Sales. Our net sales were $300.3 million for the nine-month period ended November 30, 2021, compared to $268.1 million for same period last year, or an increase of 12.0%. The increase in net sales is primarily due to increasing year-over-year economic activity as the negative effects of the COVID-19 pandemic began to subside. While our revenues continue to be impacted by the COVID-19 pandemic, some of our customers are seeing sales return to normalized levels. Infoseal, our acquisition in January of last fiscal year and AmeriPrint, our acquisition on June 1, 2021, added $19.7 million in sales during the nine months ended November 30, 2021.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold was $213.1 million for the nine months ended November 30, 2021, compared to $190.9 million for the same period last year, an increase of $22.2 million, or 11.6%. Our margin was $87.3 million for the nine-month period ended November 30, 2021, or 29.1%. In response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing our labor force, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities. These modifications to our cost structure during the previous fiscal year resulted in improvements to our gross profit margin from 28.8% for the same nine-month period last year.

Selling, general, and administrative expense. Our SG&A expenses were $54.5 million for the nine months ended November 30, 2021, compared to $51.3 million for the same period last year, or an increase of 6.2%. As a percentage of sales, the SG&A expenses were 18.2% and 19.2% for the nine months ended November 30, 2021 and November 30, 2020, respectively. As part of our ongoing corporate strategy, we continue to look for ways to reduce and more fully leverage our SG&A expenses. Our acquisition of Infoseal and AmeriPrint impacted our SG&A expenses by approximately $2.0 million.

Gain from disposal of assets. The $0.3 million net gain from disposal of assets during the nine months ended November 30, 2021 is primarily attributed to the sale of a previously held-for-sale facility that had transferred its operations to another facility. The $0.6 million net gain from disposal of assets during the nine months ended November 30, 2020 is primarily attributed to the sale of underutilized manufacturing equipment, land and buildings. Remaining product and operations from these facilities were transitioned to other Company facilities.

Income from operations. Our income from continuing operations for the nine months ended November 30, 2021 was $33.0 million, or 11.0% of sales, as compared to $26.4 million, or 9.8% of sales, for the nine months ended November 30, 2020.

Other expense. Other expense for the nine months ended November 30, 2021 was $1.1 million as compared to $0.7 million expense for the nine months ended November 30, 2020. This increase was primarily due to recognition of $0.7 million in pension settlement charges during the period ended November 30, 2021. The settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit cost that would have been incurred in subsequent periods when plan payments, primarily lump sums from qualified pension plans exceed a threshold of service and interest cost for the period.

Provision for income taxes. Our effective tax rate was 30.0% for the nine months ended November 30, 2021 as compared to 26.0% for the nine months ended November 30, 2020. The primary reason for the increase in the effective tax rate is permanent non-deductible expense resulting from probable distributions this year from our deferred compensation plan which was terminated last fiscal year.

Net earnings. Net earnings were $22.3 million for the nine months ended November 30, 2021 as compared to $19.0 million for the comparable period last year, an increase of $3.3 million. Net earnings per diluted share for the nine months ended November 30, 2021 was $0.85, compared to $0.73 for the same nine-month period last year. Our acquisition of Infoseal and AmeriPrint added $0.07 to our diluted earnings per share.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, contributions to our noncontributory defined benefit retirement plan, which covers approximately 13% of our aggregate employees (the “Pension Plan”), and the payment of

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

dividends to our shareholders. We expect to generate sufficient cash flows from operations to cover our operating and capital requirements for the foreseeable future.

	November 30,	February 28,
(Dollars in thousands)	2021	2021
Working capital	$123,611	$113,022
Cash	$80,969	$75,190

Working Capital. Our working capital increased $10.6 million or 9.4%, from $113.0 million at February 28, 2021 to $123.6 million at November 30, 2021. Our current ratio, calculated by dividing our current assets by our current liabilities, remained flat at 4.2 to 1.0 at February 28, 2021 and November 30, 2021. The increase in working capital primarily reflects the increase in cash and inventory partially offset by the increase in our accounts payable.

	Nine months ended November 31,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$34,295	$40,779
Net cash provided by (used in) investing activities	$(7,658)	$(843)
Net cash used in financing activities	$(20,858)	$(18,836)

Cash flows from operating activities. Cash provided by operating activities decreased from $40.8 million for the nine months ended November 30, 2020 to $34.3 million for the nine months ended November 30, 2021. Our decreased operational cash flows in comparison to the comparable period in the prior year was primarily the result of $6.2 million increase in our inventories.

Cash flows from investing activities. Cash used in investing activities increased from $0.8 million cash used to $7.7 million used for the nine months ended November 30, 2020 and November 30, 2021, respectively. This was primarily due to the $4.3 million cost to acquire businesses and additional capital expenditures during the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020.

Cash flows from financing activities. We used $2.0 million more cash from financing activities during the nine months ended November 30, 2021 compared to the same period in the prior year. The increase in cash used during the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 resulted from an increase of $1.3 million in dividends paid in addition to $1.9 million in common stock being repurchased under our stock repurchase program in the current period compared to $1.2 million to repurchase our common stock during the nine months ended November 30, 2020.

Credit Facility. We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long term debt under the revolving credit line since paid in August 2019. As of November 30, 2021, we had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenditures.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2022. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was no contribution required or made to our Pension Plan in fiscal year 2021, however a $1.0 million contribution was made in November 2021 to avoid a PBGC Variable Premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2021, we had an unfunded pension liability recorded on our balance sheet of $5.3 million.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

Capital Expenditures – We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million. For the quarter, we have spent approximately $4.1 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2021 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at November 30, 2021 , we will be exposed to interest rate risk if we borrow under a Credit Facility in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2021 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the nine months ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading rules and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the nine months ended November 30, 2021, the Company repurchased 102,757 shares of common stock under the program at an average price of $18.90. As of November 30, 2021, $7.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, filed on January 5, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 5, 2022	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 5, 2022	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer