Form 10-K
period 2022-02-28
ENNIS, INC.
filed 2022-05-09
CIK 33002

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2022

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2021 was approximately $490 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 29, 2022 was 25,880,474.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2022

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

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 55 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 94% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

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

On June 1, 2021, the Company acquired the assets and business from AmeriPrint Corporation ("AmeriPrint") in Harvard, Illinois, which prior to the acquisition generated approximately $6.5 million in sales for its fiscal year ended December 31, 2020, brings added capabilities and expertise to our expanding product offering including barcoding and variable imaging.

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

Backlog

At February 28, 2022, our backlog of firm orders was approximately $38.4 million, compared to approximately $23.6 million at February 28, 2021.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2022, 2021 or 2020.

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

Environmental Stewardship

Ennis respects the environment and makes all attempts to protect our natural resources. We believe we comply with all laws and regulations regarding the use and preservation of our land, air, and water. This principle has been part of our Code of Conduct since 2005. Our goal of operating in an environmentally responsible manner aligns with our goals of operating a profitable and responsible business. For example, we recycle waste material generated in our printing processes to generate income from selling the scrap material. We recycled 26.7 million pounds of paper and 1.4 million pounds of cardboard and cores in 2022. Additionally, the use of soy based inks allows us to avoid more harmful cleaning solutions which are environmentally dangerous. We use those soy based inks in approximately 80% of our products. We use environmentally friendly cleaning agents to insure that our waste water is not contaminated and does not require special disposal.

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

Our primary supplier of paper is vital to our business as they supply raw materials that are minimally altered during the production process. Our primary supplier is SFI, FSC and PEFC certified. The SFI Forest Management Standard covers key values such as protection of biodiversity, species at risk and wildlife habitat; sustainable harvest levels; protection of water quality; and prompt regeneration. FSC certification ensures that products come from responsibly-managed forests that provide environmental, social and economic benefits. PEFC cares for forests globally and locally. They work to protect our forests by promoting sustainable forest management through certification. This means that all can benefit from the many products that forests provide now, while ensuring these forests will be around for generations to come. The Company’s primary paper supplier ensures that all of their supply chain materials are sourced with similar accredited suppliers allowing for more transparency and a more trustworthy supplier commitment to quality, safety and the protection of our natural resources.

Additionally, we use material safety sheets which outline potential hazardous materials so as to minimize the use of more hazardous materials. Given the low and de minimus use of these potentially hazardous materials, our plants generally fit in the lowest category of reporting standards to various state and local environmental agencies. The Company requires facility managers to minimize the use or site storage of any hazardous chemicals. Two thirds of our facilities are categorized as Very Small Quantity Generators and one third are considered Small Quantity Generators under the Environmental Protection Agency’s (“EPA”) hazardous waste regulations. Any hazardous waste generated is stored and properly disposed of in compliance with all EPA regulations and permits.

Two of our largest facilities have solvent recovery systems which allows recovery of press plate washing solutions for re-use. These systems result in a substantial reduction of any hazardous waste. The Company ensures that we are in compliance with applicable state and federal environmental laws on hazardous materials including Proposition 65 in California and federal Conflict Materials compliance.

Attention to choice of material suppliers, transportation partners, energy usage and avoidance of hazardous wastes that might impact waste water disposal, are part of the business model that improves or avoids damage to the environment we live and work in.

Employees

At February 28, 2022, we had 1,997 employees. 170 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. We believe we have a good working relationship with all of the unions that represent our employees.

Social Responsibility

Equal Employment Opportunity: Ennis promotes a cooperative and productive work environment by supporting the cultural and ethnic diversity of its workforce and is committed to providing equal employment opportunity to all qualified employees and applicants. Pursuant to our Code of Conduct adopted in 2005 and reviewed at least annually, we do not unlawfully discriminate on the basis of race, color, sex, sexual orientation, religion, national origin, marital status, age, disability, or veteran status in any personnel practice, including recruitment, hiring, training, promotion, and discipline. We are an Equal Opportunity Employer and we comply with all employment laws including Title VII of the Civil Rights Act of 1964, Immigration and Nationality Act, and the IRCA. We take allegations of harassment and unlawful discrimination seriously and address all such concerns that are raised regarding our Code of Conduct.

Safety and Health: A safe and clean work environment is important to the well-being of all Ennis employees. Ennis complies with applicable safety and health regulations and appropriate practices. Throughout the year facilities are reviewed monthly to determine if the accidents/injuries that occurred could have been avoided. Incidents are reviewed to determine measures that can be taken to prevent reoccurrence of claims at that facility or another facility. A monthly Facility Report is sent to all facilities reminding them about safety issues and certain claims that have occurred in other locations. Annually, facilities are required to submit an audit of compliance with mandated OSHA safety programs. Facilities that have higher than normal claims are worked with directly or visited by a business director or a representative from our workers’ compensation carrier. Protocols and trainings are in place to protect the health and safety of all our employees. Safety audits are completed throughout the organization. The Company strictly monitors safety issues in all of our facilities, and each facility has someone in charge of review and training of employees on safety issues. Consistent with our culture of promoting workplace safety, our plants take pride in detailing the amount of time since the last safety incident and strive to maintain the lack of an occurrence.

Ennis is dedicated to ensuring that any business is conducted as ethically as possible. All Ennis management must read, agree with, and sign a Code of Conduct and Ethics policy at least annually.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge under the Investors Relations page on our website, www.ennis.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our website is not included as a part of, or incorporated by reference into, this report. Our SEC filings are also available through the SEC’s website, www.sec.gov.

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

The ongoing impacts of the public health crisis caused by the COVID-19 pandemic on our business and financial results continue to be unknown. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected, and could in the future have a material adverse effect on our business, results of operations, financial condition and stock price. Our sales were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume and earnings in fiscal year 2021. While demand for our products appears to have recovered in 2022, the sustainability of the recovery remains unclear.

The U.S. economy continues to be significantly impacted by the COVID-19 pandemic. Parts of the economy have started to re-open but economic conditions remain subject to ongoing surges and local measures, creating a very fluid economic environment. Certain economic indicators, such as the improvement in the job market, reflect the continued resumption of economic activity that had been curtailed due to the COVID-19 pandemic.

The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic and the impact of the pandemic on the global economy including labor market conditions, economic activity, supply-chain shortages and disruptions, inflationary pressure and demand for the Company’s products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.

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

We currently purchase the majority of our paper products from one major supplier at favorable costs based on the volume of business, and traditionally we have purchased our paper products from a limited number of suppliers, all of which must meet stringent quality and on-time delivery standards under long-term contracts. Fluctuations in the quality of our paper, unexpected price changes or other factors that relate to our suppliers could have a material adverse effect on our operating results. In particular, the ongoing COVID-19 pandemic has made it more expensive or more difficult to source raw materials for our products, whether from our existing suppliers or new suppliers. Paper supply and other raw materials have grown more limited, and due to tight demand and supply there has been a tremendous amount of upward pressure on prices. These challenges have and could in the future negatively impact the cost or availability of our raw materials.

Paper is a commodity that is subject to frequent increases or decreases in price, and these fluctuations are sometimes significant. The prices for paper and many of our raw materials have been volatile and may continue to increase due to overall inflationary pressure and global market conditions. We believe there is no effective market of derivative instruments to insulate us against unexpected changes in price of paper in a cost-effective manner, and negotiated purchase contracts provide only limited protection against price increases. Generally, when paper prices increase, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, however, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or shortage in its availability, whether due to the COVID-19 pandemic, the strength of the U.S. dollar, changes in mill ownership or other factors, could have a material adverse effect on our results of operations.

Challenging financial market conditions and changes in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 13% of our employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, severe fluctuations in market values could potentially negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. A decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10 basis point change in the discount rate impacts our computed pension liability by approximately $750,000. Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels. Also, continued changes in the mortality tables could potentially impact our funded status. Additionally, as we experienced in recent months, the number of retirees taking lump sum distributions could be sufficiently high as to cause a settlement charge, which would impact current earnings of the Pension Plan. As of February 28, 2022, the Pension Plan was 91% funded on a projected benefit obligation (PBO) basis and 98% on an accumulated benefit obligation (ABO) basis.

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

When we acquire a business, a portion of the purchase price may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the net identifiable tangible assets acquired. The annual impairment test is based on several factors requiring judgment. An impairment may be caused by any number of factors outside our control, such as a decline in market conditions, including due to the COVID-19 pandemic, another pandemic or some other event, protracted recovery from poor market conditions, or other factors that may be tied to such negative economic events, including changes to a competitor’s pricing strategies. To date, we have not been required to take an impairment charge relating to our existing business, but continued sale-side pressures due to technology transference, competitor pricing pressures, and economic uncertainties could result in a determination that a portion of the recorded value of goodwill and intangible assets may be required to be written down. Although an impairment charge relating to our existing business would be a noncash expense, it would impact our reported operating results and financial position. The Company has mitigated some of this risk by changing from indefinite lives to definite lives accounting for all intangibles assets.

Under definite lives accounting, the value of intangible assets is gradually amortized over time, instead of being left on the Company’s books in full and only being written down when an impairment event is deemed to have occurred. At February 28, 2022, our consolidated goodwill and other intangible assets were approximately $88.7 million and $45.6 million, respectively.

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

We could experience labor disputes, labor shortages and increases in cost of labor that could disrupt our business in the future and impact operating results.

As of February 28, 2022, approximately 9% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

Conditions caused by the COVID-19 pandemic and other economic factors have contributed to tightening and increased competitiveness in the labor market, increasing labor costs. A prolonged labor shortage could potentially adversely affect our business operations and further increase labor costs.

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

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax rates applicable and the jurisdictions within which we operate can vary and therefore our effective tax rate may be adversely affected by changes in the mix of our earnings by jurisdiction. We may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Income, sales or other tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied. The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes and limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system There may be changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions, revising tax law interpretations in jurisdictions, and changes in other tax laws. The U.S. government has proposed changes to increase the tax rates on corporations. All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Additionally, the ongoing COVID-19 pandemic may result in temporary or permanent healthcare reform measures, would could result in significant cost increases and other negative impacts to our business. While the Company has various cost control measures in place and employs an outside oversight review on larger claims, employee health benefits have been and are expected to continue to be a significant cost to us and may increase due to factors outside the Company’s control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Midlothian, Texas, and we operate manufacturing facilities throughout the United States. See the table below for additional information regarding our locations.

All of our properties are used for the production, warehousing and shipping of business products, including the following: business forms, flexographic printing, and advertising specialties (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Denver, Colorado); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Claysburg, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia); and pressure seal products (Visalia, California; Chino, California; Roanoke, Virginia and Clarksville, Tennessee).

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

All of our rented property is held under leases with original terms of one or more years, expiring at various times through August 2027. Presently, we believe we will be able to maintain or renew leases as they expire without significant difficulty.

		Approximate Square Footage
Location	General Use	Owned	Leased
Fairhope, Alabama	Manufacturing	65,000	—
Chino, California	Manufacturing	—	63,016
Paso Robles, California	Manufacturing	94,120	—
Sun City, California	Two Manufacturing Facilities	52,617	—
Denver, Colorado	One Manufacturing Facility	60,000
Lithia Springs, Georgia	Manufacturing	—	40,050
Harvard, Illinois	Manufacturing and Warehouse	42,000
South Elgin, Illinois	Manufacturing	—	70,500
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Girard, Kansas	Manufacturing	69,474	—
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Macomb, Michigan	Manufacturing	56,350	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Coon Rapids, Minnesota	Warehouse	—	4,800
El Dorado Springs, Missouri	Manufacturing	70,894	—
Fenton, Missouri	Manufacturing	—	26,847
Caledonia, New York	Manufacturing and one vacant	191,730	—
Fairport, New York	Two Manufacturing Facilities	40,800	—
Coshocton, Ohio	Manufacturing	24,750	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Claysburg, Pennsylvania	Manufacturing	—	69,000
Clarksville, Tennessee	Manufacturing	51,900	—
Powell, Tennessee	Manufacturing	43,968	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Houston, Texas	Manufacturing	—	29,668
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Bridgewater, Virginia	Manufacturing	—	25,730
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Roanoke, Virginia	Manufacturing		110,000
Kent, Washington	Manufacturing	—	48,789
DePere, Wisconsin	Manufacturing & One Warehouse	—	142,347
Mosinee, Wisconsin	Manufacturing	—	5,400
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
		2,646,522	1,073,073
Corporate Offices

Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,683,822	1,073,073

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2022
First Quarter	$22.24	$19.99	2,703	$0.225
Second Quarter	21.85	19.26	2,842	$0.250
Third Quarter	20.08	17.65	5,703	$0.250
Fourth Quarter	20.26	18.07	5,685	$0.250
Fiscal Year Ended February 29, 2021
First Quarter	$21.11	$13.99	3,772	$0.225
Second Quarter	19.56	16.00	2,915	$0.225
Third Quarter	18.46	15.19	2,526	$0.225
Fourth Quarter	20.50	16.35	2,954	$0.225

On April 29, 2022, the last reported sale price of our common stock on the NYSE was $17.25, and there were approximately 675 shareholders of record. Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board of Directors (“Board”) deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.225 per share of our common stock was paid in each quarter of fiscal year 2020, 2021 and in the first quarter of fiscal year 2022. A dividend of $0.25 per share of our common stock was paid in each subsequent quarter of fiscal year 2022.

Dividends are declared at the discretion of the Board and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. The Board does view the dividend as an important aspect of owning Ennis stock and continues to rank it high in priority in allocating the Company's earnings.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,149,029 common shares under the program at an average price of $16.25 per share. During our fiscal year 2022, we repurchased 254,679 shares of common stock at an average price of $18.81 per share. As of February 28, 2022, $5.1 million remained available to repurchase shares of common stock under the program.

Stock Performance Graph

The graph below matches Ennis, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 2/28/2017 to 2/28/2022.

	2017	2018	2019	2020	2021	2022
Ennis, Inc.	$100.00	$124.85	$141.78	$140.48	$145.56	$144.81
S&P 500	100.00	117.10	122.58	132.62	174.12	202.66
Russell 2000	100.00	110.51	116.68	110.93	167.50	157.44

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

References to 2022, 2021 and 2020 refer to the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

Our Business Challenges – Our industry is currently experiencing consolidation of traditional supply channels, product obsolescence, paper supplier capacity adjustments, and increased pricing and potential supply allocations due to demand/supply curve imbalance. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications. Improved equipment has become more accessible to our competitors. We face highly competitive conditions throughout our supply chain in an already over-supplied, price-competitive print industry. In addition to the risk factors discussed under the caption “Risk Factors” in Item 1A of this Annual Report, some of the key challenges of our business include the following:

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate.

Although the U.S. economy has gained in recovery, it continues to be significantly impacted by supply-chain disruptions, labor shortages, and shifting demand. Certain economic indicators, such as the improvement in the job market, reflect the continued resumption of economic activity that had been curtailed due to the COVID-19 pandemic. Even so, there continue to be significant uncertainties associated with the COVID-19 pandemic. The full extent of the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, workforce and operational results is currently uncertain and will depend on many factors outside the Company’s control, including without limitation the timing, extent, trajectory and duration of the pandemic and the impact of the pandemic on the global economy including labor market conditions, economic activity, supply chain shortages and disruptions, inflationary pressure and demand for the Company’s products. While the impacts of the pandemic have been significant, our results of operations were within our forecasted parameters for the period ended February 28, 2022.

The following is a summary of our recent and anticipated actions in response to COVID-19 and its impact on our business.

➣
Cash/Liquidity:

We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19. On February 28, 2022 we had $85.6 million in cash. During the period, our cash position increased by $10.4 million and our working capital position increased by $14.8 million from February 28, 2021. In addition, our liquidity and debt ratios have all improved since the start of the pandemic, with our current ratio (calculated by dividing our current assets by our current liabilities) increasing from 4.22 to 4.44, our quick ratio (calculated by dividing our current assets less inventories by our current liabilities) increasing from 3.29 to 3.35, and our net debt to equity ratio (after application of cash) decreasing from -0.04 to -0.20.

➣
Receivable and Inventory Management:

We continue to closely monitor and manage our outstanding trade receivables and inventories. During the period, our days’ sales in our receivables decreased slightly to 35 days from 39 days (February 28, 2021), and our days’ sales of inventory increased slightly to 37 days from February 28, 2021 (34 days). The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

➣
Supply Chain:

Most of our products are sourced domestically from suppliers deemed “essential” by the government, and therefore currently remain in operation, and we have been able to switch from impacted suppliers to non-impacted suppliers in several instances since the outbreak of COVID-19. While the availability of paper in the North American market is tighter than it has been in a long time, our strong vendor relationship with our paper supplier allows us to meet customer demand for our business product needs. However, if one or more of our major suppliers are negatively impacted by the COVID-19 pandemic, through plant closures, deteriorating financial condition, or otherwise, it could adversely affect our operational results and financial condition.

➣
Cost Savings:

We consolidated a few of our underperforming manufacturing facilities into existing locations with excess capacity to reduce future costs and improve our operational efficiencies. We believe the modifications to our cost structure in response to the sales impact of the COVID-19 pandemic will not impact our ability to service increased customer demand when economic conditions improve.

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

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced through the use of cheaper paper grades or imported paper, or devalued with advances in digital technologies, causing steady declines in demand for a portion of our current product line. In addition, the impact of COVID-19 on the speed of this transformation is unknown, but it is expected to accelerate the decline for some of our products. Transforming our product offerings in order to continue to provide innovative, valuable solutions through lower labor and fixed charges to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches through acquisitions, such as the addition of our envelope offerings, tag offerings, folder offerings, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document solutions, innovative in-mold label offerings and long-run integrated products with high color web printing, which provide us with an opportunity for growth and differentiate us from our competition. The ability to make investments in new and existing technology and/or to acquire new market opportunities through acquisitions is dependent on the Company’s liquidity and operational results. While currently the pandemic has not materially impacted our liquidity and it is not currently expected to, a protracted delay or reversal in the economy recovering could have a negative impact on our continued ability to make the aforementioned investments or to consummate acquisitions.

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have a significant impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports. With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines. The strengthening of the U.S. dollar usually has the opposite effect: more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers. Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products. Generally, if mills are running at high capacity, suppliers are able to raise prices. Paper supply has grown more limited and due to tight demand and supply, there has been a tremendous amount of upward pressure on prices. As such, pricing into fiscal 2023 is currently expected to increase.

As the economy has improved, demand has increased for coated and uncoated freesheet papers which has reduced the excess inventory in the market. It is unclear whether this is a temporary situation or if conditions could stretch for a more extended amount of time. Regardless of these factors, many of which are cyclical, we continue to believe paper pricing will remain in a range which will not unfavorably impact our margins. Additionally, the possibility of paper shortages in the market is not a major concern due to our primary material supplier’s commitment to the Company. Consistent with our historical practice, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs.

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

As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded. The expected rate of return on assets was unchanged from the 6.50% at February 28, 2021.

Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels with the opposite impact occurring for an increase in the discount rate. During fiscal year 2022 the discount rate used to determine the net pension obligations for purposes of our Consolidated Financial Statements increased to 3.10% from 2.65% in fiscal year 2021. Each 10 basis point change in the discount rate impacts our computed pension liability by about $0.75 million.

Also, continued changes in the mortality tables could potentially impact our funded status. While no change was made to the base mortality table, Pri-2012, we adopted the new MP-2021 mortality improvement scale. The updated mortality improvement scale reflects slightly higher projected mortality improvement in the future compared to the previous assumption resulting in an increase in the February 28, 2022 pension liability of $0.15 million.

Goodwill and Other Intangible Assets – Amounts allocated to intangibles and goodwill are determined based on valuation analysis for our acquisitions. Amortizable intangibles are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We assess goodwill for impairment annually as of December 1, or more frequently if impairment indicators are present. The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting business, overall financial performance of the business, and performance of the share price of the Company. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. If the evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the fiscal years ended February 28, 2022 or February 28, 2021.

Revenue Recognition – We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery). Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $14.6 million, $12.5 million, and $11.0 million of revenue were recognized under these agreements during fiscal years ended 2022, 2021 and 2020, respectively.

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

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products. The operating results of the Company for fiscal year 2022 and the comparative fiscal years 2021 and 2020 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands,	2022		2021		2020
except per share amounts)
Net sales	$400,014	100.0%	$357,973	100.0%	$438,412	100.0%
Cost of goods sold	285,291	71.3	254,207	71.0	309,488	70.6
Gross profit margin	114,723	28.7	103,766	29.0	128,924	29.4
Selling, general and administrative	71,410	17.9	68,270	19.1	78,173	17.8
Gain from disposal of assets	(271)	(0.1)	(405)	(0.1)	(87)	—
Income from operations	43,584	10.9	35,901	10.0	50,838	11.6
Other income (expense), net	(1,640)	(0.4)	(2,614)	(0.7)	413	0.1
Earnings before income taxes	41,944	10.5	33,287	9.3	51,251	11.7
Provision for income taxes	12,962	3.2	9,193	2.6	12,959	3.0
Net earnings	$28,982	7.2%	$24,094	6.7%	$38,292	8.7%

Net Sales. Our net sales increased from $358.0 million for fiscal year 2021 to $400.0 million for fiscal year 2022, an increase of 11.7%. Our sales for the period partially rebounded from the impact on economic conditions driven by the COVID-19 pandemic and resulted in an increase in sales volume. The acquisition of Ameriprint, which was completed in June 2021, is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes. Our acquisitions during fiscal years 2021 and 2022 positively impacted our net sales by approximately $23.9 million during fiscal year 2022 compared to 2021.

Our net sales decreased from $438.4 million for fiscal year 2020 to $358.0 million for fiscal year 2021, a decrease of 18.3%. Our sales for the period were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume. The acquisition of Infoseal, which was completed in December 2020, is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes. Our acquisitions during fiscal years 2021 and 2020 positively impacted our net sales by approximately $12.5 million during fiscal year 2021 compared to 2020.

Cost of Goods Sold. Our manufacturing costs increased from $254.2 million for fiscal year 2021 to $285.3 million for fiscal year 2022, or 12.2%. Our gross profit margin (“margin”) decreased slightly from 29.0% for fiscal year 2021 to 28.7% for fiscal year 2022. Paper supply has grown more limited and due to tight demand and supply, there has been a tremendous amount of upward pressure on prices. We have been adjusting our pricing to cover paper inflation during the year, but the increasing backlog of unproduced orders creates timing issues which has an impact on our gross profit margins.

Our manufacturing costs decreased from $309.5 million for fiscal year 2020 to $254.2 million for fiscal year 2021, or 17.9%. Our margin decreased slightly from 29.4% for fiscal year 2020 to 29.0% for fiscal year 2021. Sales for the fiscal year 2021 were significantly impacted by reduced economic activity due to COVID-19. As such, our reduced production levels adversely impacted our factory utilization and efficiency during the first and second quarters of fiscal year 2021. Our modification to our cost structure in response to the sales impact of the COVID-19 pandemic and the integration of our acquisitions last fiscal year resulted in improvements in our margin as a percentage of sales during the fourth quarter

Selling, general, and administrative expenses. Our selling, general, and administrative (“SG&A”) expenses increased approximately 4.5%, from $68.3 million for fiscal year 2021 to $71.4 million for fiscal year 2022. As a percentage of sales, SG&A expenses declined from 19.1% in fiscal year 2021 to 17.9% for fiscal year 2022. Our acquisitions negatively impacted our SG&A expenses by approximately $2.3 million during fiscal year 2022.

Our SG&A expenses decreased approximately 12.7%, from $78.2 million for fiscal year 2020 to $68.3 million for fiscal year 2021. As a percentage of sales, SG&A expenses increased from 17.8% in fiscal year 2020 to 19.1% for fiscal year 2021. We continue to seek ways to more fully leverage our SG&A expenses, and to reduce SG&A expenses following acquisitions through the implementation of our systems and processes, which allows us to integrate many of our acquired companies’ back-office processes.

(Gain) loss from disposal of assets. The $0.3 million gain from disposal of assets for fiscal year 2022 is primarily related to the sale of an unused manufacturing facility and manufacturing equipment. The $0.4 million gain from disposal of assets for fiscal year 2021 is primarily attributed to the $.5 million gain on the sale of land and manufacturing facilities offset by approximately a $0.1 million loss in the sale of manufacturing equipment. The $0.1 million gain from disposal of assets for fiscal year 2020 is primarily attributed to the sale of a manufacturing facility and manufacturing equipment.

Income from operations. Primarily due to factors described above, our income from operations for fiscal year 2022 was $43.6 million, or 10.9% of net sales, compared to $35.9 million, or 10.0% of net sales, for fiscal year 2021.

Our income from operations for fiscal year 2021 was $35.9 million, or 10.0% of net sales, compared to $50.8 million, or 11.6% of net sales, for fiscal year 2020. Our acquisitions contributed approximately $2.9 million to our operational income during fiscal year 2021.

Other income (expense). Other expense was $1.6 million for fiscal year 2022 compared to expense of $2.6 million for fiscal year 2021. The decrease in expense was primarily related to decrease in pension expense. Other expense was $2.6 million for fiscal year 2021 compared to income of $0.4 million for fiscal year 2020. The increase in expense was primarily the result of an increase in our pension expense of $2.7 million, of which $1.6 million was a settlement charge as a result of the lump sums paid out from our Pension Plan in fiscal year 2021 that were greater than the service cost and interest cost for the fiscal year.

Provision for income taxes. Our effective tax rates for fiscal years 2022, 2021 and 2020 were 30.9%, 27.6%, and 25.3%, respectively. The higher effective tax rate for fiscal year 2022 was primarily the result of distributions this year from our deferred compensation plan which was terminated last fiscal year (2.3%) and a prior year audit assessment primarily attributable to our discontinued operations of the Apparel Segment sold in 2016 (1%). The higher effective tax rate for fiscal year 2021 was primarily impacted by permanent nondeductible expenses and settlement of certain state and local tax matters.

Net earnings. Net earnings were $29.0 million, or $1.11 per diluted share for fiscal year 2022, as compared to $24.1 million, or $0.93 per share for fiscal year 2021. Our acquisitions of Infoseal and AmeriPrint added $23.9 million in revenues and $0.08 in diluted earnings per share for the fiscal year compared to the corresponding prior year.

Our net earnings continue to be impacted by COVID-19 pandemic. The increase in pension expense from fiscal year 2020 to 2021 included in other expense impacted our results by $0.07 per diluted share. Net earnings were $28.9 million, or $1.11 per diluted share for fiscal year 2022. Net earnings for fiscal year 2021 was $24.1 million, or $0.93 per diluted share, and $38.3 million, or $1.47 per diluted share for fiscal year 2020.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, contributions to our noncontributory defined benefit plan and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations to cover our operating and capital requirements for the foreseeable future.

	Fiscal Years Ended
(Dollars in thousands)	2022	2021	2020
Working Capital	$127,839	$113,022	$111,915
Cash	$85,606	$75,190	$68,258

Working Capital. Our working capital increased by approximately $14.8 million, or 13.1%, from $113.0 million at February 28, 2021 to $127.8 million at February 28, 2022. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.2-to-1.0 for fiscal year 2021 to 4.4-to-1.0 for fiscal year 2022. Our increase in working capital primarily reflects the increase in cash, $10.4 million, accounts receivable $1.1 million and inventory $5.6 million offset by the increase in our accounts payable, $1.9 million.

Our working capital increased by approximately $1.1 million, or 1.0%, from $111.9 million at February 29, 2020 to $113.0 million at February 28, 2021. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.0-to-1.0 for fiscal year 2020 to 4.2-to-1.0 for fiscal year 2021. Our working capital and current ratio were negatively impacted by a $6.9 million increase in cash and a $3.9 million decrease in accounts payable and employee compensation and benefits. These positive increases were offset by a $5.2 million decrease in accounts receivable, a $2.2 million decrease in prepaid income taxes and a $1.9 million decrease in our inventories.

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

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2022	2021	2020
Net cash provided by operating activities	$50,678	$52,817	$57,219
Net cash used in investing activities	$(10,052)	$(21,183)	$(21,446)
Net cash used in financing activities	$(30,210)	$(24,702)	$(55,957)

Cash flows from operating activities. Cash provided by operating activities was $50.7 million for fiscal year 2022 (a decrease of $2.1 million compared to fiscal year 2021), $52.8 million for fiscal year 2021 (a decrease of $4.4 million compared to fiscal year 2020) and $57.2 million for fiscal year 2020.

Our decreased operational cash flows in fiscal year 2022 compared to fiscal year 2021 was primarily the result of a $7.6 million decrease from inventories and a $7.2 million decrease from our accounts receivable offset by a $4.9 million increase from our accounts payable and accrued expenses, and a $4.9 million increase in net earnings.

Our decreased operational cash flows in fiscal year 2021 compared to fiscal year 2020 was primarily the result of two factors: (i) a $14.2 million decrease in net earnings and (ii) a $0.7 million increase in our accounts payable and accrued expenses. These decreases were offset by a $4.3 million increase in our accounts receivable and a $3.6 million increase in our prepaid expenses and prepaid income taxes.

Cash flows from investing activities. Cash used in investing activities was $10.1 million in fiscal year 2022 compared to $21.2 million in fiscal year 2021 and $21.4 million in fiscal year 2020. Cash used in investing activities decreased by $11.1 million in 2022 compared to 2021. The cost to acquire businesses in fiscal year 2022 decreased by $14.9 million and proceeds from disposal of property decreased by $0.9 million. Both of these decreases were offset by a $2.9 million increase in capital expenditures. $1.8 million was used to purchase the previously leased building of one of our operations Cash used in investing activities remained level for both fiscal year 2021 and 2020. Capital expenditures increased by $0.3 million and the cost to acquire businesses increased by $0.5 million in fiscal year 2021. Both of these increases were offset by a $1.0 million increase in the proceeds from disposal of property.

Cash flows from financing activities. Cash used in financing activities was $30.2 million in fiscal year 2022 compared to $24.7 million used in fiscal year 2021 and $56.0 million used in fiscal year 2020.

The increase in our cash used in fiscal year 2022 compared to fiscal year 2021 resulted from two factors: (i) an increase of $3.6 million of common stock repurchases; and (ii) the payment of $2.0 million more in dividends in fiscal year 2022 compared to fiscal year 2021.

The decrease in our cash used in fiscal year 2021 compared to fiscal year 2020 resulted from two factors: (i) $30.0 million in long-term debt was paid in fiscal year 2020, compared to no long-term debt outstanding and paid in fiscal year 2021 and (ii) $1.2 million less used to purchase our common stock under our repurchase program in fiscal year 2021 compared to fiscal year 2020.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,149,029 common shares under the program at an average price of $16.25 per share. During our fiscal year 2022, we repurchased 254,679 shares of common stock at an average price of $18.81 per share. As of February 28, 2022, $5.1 million remained available to repurchase shares of the Company’s common stock under the program. The Company expects to continue to repurchase its shares under the repurchase program during fiscal year 2023 provided that the Board determines such repurchases to be in the best interests of the Company and its shareholders.

Credit Facility – We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long term debt under the revolving credit line, since paid in August 2019. As of February 28, 2022, we had $0.6 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenditures.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. The assumptions used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligations for purposes of our Consolidated Financial Statements. The funding of our Pension Plan is governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the Internal Revenue Code and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. For the period ended February 28, 2022, the specified corridor around the 25-year average was 5%. We made a contribution of $3.0 million to our Pension Plan in fiscal year 2020 and $1.0 million in fiscal year 2022. There was no contribution required or made in fiscal year 2021. Given our funding status as of February 28, 2022 and absent any significant negative event, we anticipate that our future contributions will be between $1.0 million and $3.0 million per year, depending on our Pension Plan’s funding.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2023, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2022 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. The following table represents our contractual commitments as of February 28, 2022 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	38,100	2,300	7,700	8,100	20,000
Letters of credit	583	583	—	—	—
Operating leases	16,306	5,182	8,071	3,053	—
Total	$54,989	$8,065	$15,771	$11,153	$20,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at February 28, 2022, we will be exposed to interest rate risk if we borrow under a credit facility in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2022. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2022.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”). Based on management’s assessment using those criteria, we believe that, as of February 28, 2022, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of AmeriPrint, which we acquired on June 1, 2021, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and revenues resulting from this acquisition constituted approximately 1 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2022 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, including “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

The SEC and the NYSE have issued multiple regulations requiring policies and procedures in the corporate governance area. In complying with these regulations, it has been the goal of the Company’s Board and senior leadership to do so in a way which does not inhibit or constrain the Company’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all employees are available on the Company’s website, www.ennis.com, and a copy will be mailed upon request to Investor Relations at 2441 Presidential Parkway, Midlothian, TX 76065. If we make any substantive amendments to the Code of Ethics, or grant any waivers to the Code of Ethics for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders.

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

Exhibit 10.3	2021 Long-Term Incentive Plan effective on July 15, 2021, incorporated herein by reference to Appendix A of the Registrant's Form DEF 14A filed on June 3, 2021.

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2022, filed on May 9, 2022, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

ENNIS, INC.

Date: May 9, 2022	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 9, 2022	/s/ VERA BURNETT
Vera Burnett
CFO, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 9, 2022	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 9, 2022	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 9, 2022	/s/ AARON CARTER
Aaron Carter, Director

Date: May 9, 2022	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 9, 2022	/s/ MARGARET A. WALTERS
Margaret A. Walters, Director

Date: May 9, 2022	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 9, 2022	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 9, 2022	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 9, 2022	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 9, 2022	/s/ VERA BURNETT
Vera Burnett, Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 9, 2022 expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas

May 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2022, and our report dated May 9, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Ameriprint, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting approximately 1 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2022. As indicated in Management’s Report, Ameriprint was acquired during the year ended February 28, 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Ameriprint.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

May 9, 2022

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28,	February 28,
	2022	2021
Assets
Current assets
Cash	$85,606	$75,190
Accounts receivable, net of allowance for doubtful receivables of $1,200 at February 28, 2022 and $961 at February 28, 2021	39,022	37,891
Prepaid expenses	1,863	1,605
Inventories	38,538	32,906
Assets held for sale	—	482
Total current assets	165,029	148,074
Property, plant and equipment
Plant, machinery and equipment	151,126	157,737
Land and buildings	59,642	56,185
Computer equipment and software	18,368	19,336
Other	4,275	4,808
Total property, plant and equipment	233,411	238,066
Less accumulated depreciation	179,778	182,682
Net property, plant and equipment	53,633	55,384
Operating lease right-of-use assets	15,544	19,187
Goodwill	88,677	88,647
Intangible assets, net	45,569	52,712
Other assets	392	384
Total assets	$368,844	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 28,	February 28,
	2022	2021
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,678	$14,759
Accrued expenses	15,422	14,955
Current portion of operating lease liabilities	5,090	5,338
Total current liabilities	37,190	35,052
Liability for pension benefits	5,729	6,299
Deferred income taxes	11,405	7,677
Operating lease liabilities, net of current portion	10,241	13,567
Other liabilities	464	1,244
Total liabilities	65,029	63,839
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 28, 2022 and February 28, 2021	75,134	75,134
Additional paid-in capital	123,990	123,017
Retained earnings	197,998	194,436
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(18,587)	(20,282)
Treasury stock	(74,720)	(71,756)
Total shareholders’ equity	303,815	300,549
Total liabilities and shareholders' equity	$368,844	$364,388

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2022	2021	2020
Net sales	$400,014	$357,973	$438,412
Cost of goods sold	285,291	254,207	309,488
Gross profit margin	114,723	103,766	128,924
Selling, general and administrative	71,410	68,270	78,173
Gain from disposal of assets	(271)	(405)	(87)
Income from operations	43,584	35,901	50,838
Other income (expense)
Interest expense	(9)	(11)	(606)
Other, net	(1,631)	(2,603)	1,019
Total other income (expense)	(1,640)	(2,614)	413
Earnings from operations before income taxes	41,944	33,287	51,251
Income tax expense	12,962	9,193	12,959
Net earnings	$28,982	$24,094	$38,292
Weighted average common shares outstanding
Basic	26,026,477	25,995,127	26,036,393
Diluted	26,109,341	25,995,127	26,036,393
Earnings per share
Basic	$1.11	$0.93	$1.47
Diluted	$1.11	$0.93	$1.47
Cash dividends per share	$0.975	$0.900	$0.900

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2022	2021	2020
Net earnings	$28,982	$24,094	$38,292
Adjustment to pension, net of taxes	1,695	4,924	(8,502)
Comprehensive income	$30,677	$29,018	$29,790

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2020, 2021, AND 2022

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2019	30,053,443	$75,134	$123,065	$179,003	$(16,704)	(4,097,099)	$(71,371)	$289,127
Net earnings	—	—	—	38,292	—	—	—	38,292
Adjustment to pension, net of deferred tax of $2,834	—	—	—	—	(8,502)	—	—	(8,502)
Dividends paid ($0.90 per share)	—	—	—	(23,486)	—	—	—	(23,486)
Stock based compensation	—	—	1,369	—	—	—	—	1,369
Exercise of stock options and restricted stock	—	—	(1,382)	—	—	87,143	1,382	—
Common stock repurchases	—	—	—	—	—	(126,330)	(2,471)	(2,471)
Balance February 29, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	24,094	—	—	—	24,094
Adjustment to pension, net of deferred tax of $1,641	—	—	—	—	4,924	—	—	4,924
Dividends paid ($0.90 per share)	—	—	—	(23,467)	—	—	—	(23,467)
Stock based compensation	—	—	1,243	—	—	—	—	1,243
Exercise of stock options and restricted stock	—	—	(1,278)	—	—	110,652	1,939	661
Common stock repurchases	—	—	—	—	—	(77,996)	(1,235)	(1,235)
Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	28,982	—	—	—	28,982
Adjustment to pension, net of deferred tax of $565	—	—	—	—	1,695	—	—	1,695
Dividends paid ($0.975 per share)	—	—	—	(25,420)	—	—	—	(25,420)
Stock based compensation	—	—	2,799	—	—	—	—	2,799
Exercise of stock options and restricted stock	—	—	(1,826)	—	—	104,485	1,826	—
Common stock repurchases	—	—	—	—	—	(254,679)	(4,790)	(4,790)
Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$28,982	$24,094	$38,292
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,396	9,922	10,425
Amortization of deferred finance charges	—	—	47
Amortization of intangible assets	8,381	8,115	7,769
Gain from disposal of assets	(271)	(405)	(87)
Bad debt expense, net of recoveries	429	1,044	(59)
Stock based compensation	2,799	1,243	1,369
Deferred income taxes	3,162	(2,713)	478
Net pension expense	1,690	3,928	(1,819)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,036)	6,117	1,781
Prepaid expenses and income taxes	(257)	2,100	(1,538)
Inventories	(4,400)	3,187	3,241
Other assets	(19)	(124)	43
Accounts payable and accrued expenses	1,533	(3,340)	(2,614)
Other liabilities	(711)	(351)	(109)
Net cash provided by operating activities	50,678	52,817	57,219
Cash flows from investing activities:
Capital expenditures	(6,537)	(3,679)	(3,394)
Purchase of businesses, net of cash acquired	(4,340)	(19,202)	(18,733)
Proceeds from disposal of plant and property	825	1,698	681
Net cash used in investing activities	(10,052)	(21,183)	(21,446)
Cash flows from financing activities:
Repayment of debt	—	—	(30,000)
Dividends paid	(25,420)	(23,467)	(23,486)
Common stock repurchases	(4,790)	(1,235)	(2,471)
Net cash used in financing activities	(30,210)	(24,702)	(55,957)
Net change in cash	10,416	6,932	(20,184)
Cash at beginning of period	75,190	68,258	88,442
Cash at end of period	$85,606	$75,190	$68,258

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2022, February 28, 2021 and February 29, 2020 (fiscal years ended 2022, 2021 and 2020, respectively).

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

Inventories. With the exception of approximately 7.9% and 12.6% of its inventories valued at the lower of last-in, first-out (LIFO) for fiscal years 2022 and 2021, respectively, the Company values its inventories at the lower of first-in, first-out (FIFO) cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices. Reserves for excess and obsolete inventory at fiscal years ended 2022 and 2021 were $1.5 million and $1.2 million, respectively.

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

Revenue Recognition. We recognize revenues from product sales upon shipment to the customer if the terms of the sale are freight on board (“FOB”) shipping point (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon shipping) or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination (and therefore title and all risks of ownership, including risk of loss, passes to the customer upon delivery). Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms, and revenue is recognized when manufacturing is complete. Approximately $14.6 million, $12.5 million and $11.0 million of revenue was recognized under these arrangements during fiscal years 2022, 2021 and 2020, respectively.

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.9 million, $0.8 million and $1.0 million during the fiscal years ended 2022, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. No options were outstanding at the end of fiscal years 2022, 2021 and 2020. The dilutive shares for restricted stock grants are included in the computation for basic and diluted earnings per share.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Recently Adopted Accounting Updates

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted ASU 2019-12 as of March 1, 2021, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 28, 2022.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2022	2021	2020
Balance at beginning of period	$961	$715	$1,020
Bad debt expense, net of recoveries	429	1,044	(59)
Accounts written off	(190)	(798)	(246)
Balance at end of period	$1,200	$961	$715

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2022 and February 28, 2021 (in thousands):

	2022	2021
Raw material	$25,276	$19,699
Work-in-process	5,547	3,762
Finished goods	7,715	9,445
	$38,538	$32,906

The excess of current costs at FIFO over LIFO stated values was approximately $5.9 million and $4.6 million as of fiscal years ended 2022 and 2021, respectively. During both fiscal year 2022 and 2021, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared with the cost of fiscal year 2021 and 2020, as applicable. The effect decreased cost of sales by approximately $0.9 million, $0.1 million and $0.1 million for fiscal years 2022, 2021 and 2020, respectively. Cost includes materials, labor and overhead related to the purchase and production of inventories.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the purchase price allocation for Infoseal (in thousands):

Accounts receivable	$1,966
Inventories	1,757
Right-of-use asset	3,865
Property, plant & equipment	7,000
Goodwill and intangibles	9,890
Accounts payable and accrued liabilities	(1,411)
Operating lease liability	(3,865)
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
$8,859

The results of operations for Integrated, Flesh, Infoseal and AmeriPrint are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though the respective acquisition had occurred as of the beginning of the comparable prior period. The following pro forma information for fiscal year 2022 includes AmeriPrint, fiscal year 2021 includes AmeriPrint and Infoseal, and fiscal year 2020 includes Infoseal, Flesh and Integrated. The pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2022	2021	2020
Pro forma net sales	$401,682	$380,513	$470,132
Pro forma net earnings	28,942	24,502	38,261
Pro forma earnings per share - diluted	1.11	0.94	1.47

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the fiscal years ended 2021 and 2022.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates incremental borrowing rates based on the information available at lease commencement date as rates are not implicitly stated in most leases.

Components of lease expense for the three fiscal years ended (in thousands):

	2022	2021	2020
Operating lease cost	$6,217	$6,461	$6,523

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,196	$6,432	$6,483

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,441	$5,367	$5,009

.

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	3.63%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2023	$5,182
2024	4,420
2025	3,651
2026	2,160
2027	893
Thereafter	-
Total future minimum lease payments	$16,306
Less imputed interest	975
Present values of lease liabilities	$15,331

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for fiscal year 2022 or fiscal year 2021.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2022	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	11.0	$28,207	$10,301	$17,906
Customer lists	6.1	76,458	48,903	27,555
Non-compete	3.3	877	769	108
Patent	—	783	783	—
Total	8.0	$106,325	$60,756	$45,569

As of February 28, 2021
Amortized intangible assets
Trademarks and trade names	11.9	$27,561	$8,194	$19,367
Customer lists	6.8	75,862	42,726	33,136
Non-compete	3.1	877	668	209
Patent	—	783	783	—
Total	8.7	$105,083	$52,371	$52,712

Aggregate amortization expense for each of the fiscal years 2022, 2021 and 2020 was approximately $8.4 million, $8.1 million and $7.8 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2023	$7,016
2024	6,975
2025	6,801
2026	6,186
2027	5,103

Changes in the net carrying amount of goodwill for fiscal years 2020 and 2021 are as follows (in thousands):

Balance as of March 1, 2020	$82,527
Goodwill acquired	6,120
Goodwill impairment	—
Balance as of February 28, 2021	88,647
Goodwill acquired	30
Goodwill impairment	—
Balance as of February 28, 2022	$88,677

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2022, an adjustment of $0.5 million to reduce goodwill related to the Infoseal acquisition, and $0.5 million and less than $0.1 million was added to goodwill related to the acquisition of AmeriPrint and Superior Copies, respectively. During fiscal year 2021, $6.1 million was added to goodwill related to the acquisition of Infoseal.

(8) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 28,
	2022	2021
Employee compensation and benefits	$11,587	$11,742
Taxes other than income	947	467
Accrued legal and professional fees	251	272
Accrued interest	31	79
Accrued utilities	108	90
Accrued acquisition related obligations	34	164
Income taxes payable	1,606	1,528
Other accrued expenses	858	613
	$15,422	$14,955

(9) Long-Term Debt

The Company did not renew its Credit Agreement which expired November 11, 2021. The Company has had no outstanding long term debt under the revolving credit line since paid in August 2019. As of November 30, 2021, the Company had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the fiscal year ended February 28, 2022 the Company repurchased 254,679 shares of common stock under the program at an average price of $18.81 per share. Since the program’s inception in October 2008, there have been 2,149,029 common shares repurchased at an average price of $16.25 per share. As of February 28, 2022 there was $5.1 million available to repurchase shares of the Company’s common stock under the program.

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restate as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Company had 177,436 shares of unissued common stock reserved under the Old Plan for issuance as of May 31, 2021. The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan) on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The new Plan expires June 30, 2031 and all unissued stock will expire on that date. At fiscal year ended February 28, 2022, the Company has 1,015,469 shares of unissued common stock reserved under the Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the years ended 2022, 2021 and 2020, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.2 million, $1.4 million and $1.4 million, respectively.

Stock Options

The following occurred with respect to the Company’s stock options for each of the three years ended February 28, 2022:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2019	61,590	$15.88	1.8	$327
Granted	—	—
Terminated	—	—
Exercised	(61,590)	15.88
Outstanding at February 29, 2020	—	—	—	—

(a)
Intrinsic value is measured as the excess fair market value of the Company’s common stock as reported on the NYSE over the applicable exercise price.

No stock options were granted during fiscal years 2022, 2021 or 2020.

A summary of the stock options exercised and tax benefits realized from stock based compensation is presented below for the three fiscal years ended (in thousands):

	Fiscal years ended
	2022	2021	2020
Total grant-date fair value	$—	$—	$201
Intrinsic value	—	—	267

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no unvested stock options outstanding at any time during the fiscal year ended February 28, 2022.

Restricted Stock

The following occurred with respect to the Company’s restricted stock awards for each of the three fiscal years ended February 28, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2019	155,105	$19.03
Granted	66,669	20.41
Terminated	(3,920)	17.02
Vested	(73,928)	18.90
Outstanding at February 29, 2020	143,926	$19.79
Granted	59,315	17.09
Terminated	(10,098)	19.00
Vested	(73,414)	19.16
Outstanding at March 1, 2021	119,729	$18.90
Granted	51,920	20.31
Terminated	—	—
Vested	(104,485)	19.70
Outstanding at February 28, 2022	67,164	$18.73

As of February 28, 2022, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.7 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.3 years. As of February 28, 2022, the Company’s outstanding restricted stock had an underlying fair value of $1.3 million at date of grant.

Restricted Stock Units

The following occurred with respect to the Company’s restricted stock units for each of the fiscal year ended February 28, 2022:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2021	—	$—	—	$—
Granted	44,494	20.38	177,977	23.17
Terminated	(9,423)	20.38	(37,690)	23.17
Vested	—	—	—	—
Outstanding at November 30, 2021	35,071	$20.38	140,287	$23.17

As of February 28, 2022, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.5 million over a weighted average remaining requisite service period of 2.1 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $2.3 million over a weighted average remaining requisite service period of 2.1 years. As of February 28, 2022, the Company’s outstanding RSUs had an underlying fair value of $3.3 million at date of grant.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2022	2021
Equity securities	57%	57%
Debt securities	40%	40%
Cash and cash equivalents	3%	3%
Total	100%	100%

The current asset allocation is being managed to meet the Company’s stated objective of asset growth and capital preservation. The factor is based upon the combined judgments of the Company’s Administrative Committee and its investment advisors to meet the Company’s investment needs, objectives, and risk tolerance. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2022 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	35 – 55%
Equity	45 – 60%

The Company estimates the long-term rate of return on Pension Plan assets will be 6.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2022 was 6.5%. The rate used in the calculation of fiscal year ended 2021 pension expense was 7.0%.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2022 and February 28, 2021 (in thousands):

	February 28, 2022
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,172	$2,172	$—	$—
Government bonds	8,623	—	8,623	—
Corporate bonds	14,941	—	14,941	—
Domestic equities	26,582	26,582	—	—
Foreign equities	6,705	6,705	—	—
	$59,023	$35,459	$23,564	$—

	February 28, 2021
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,545	$1,545	$—	$—
Government bonds	8,592	—	8,592	—
Corporate bonds	15,593	—	15,593	—
Domestic equities	20,935	20,935	—	—
Foreign equities	13,054	13,054	—	—
	$59,719	$35,534	$24,185	$—

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2022	2021	2020
Components of net periodic benefit cost
Service cost	$1,075	$1,271	$1,088
Interest cost	1,682	1,754	2,254
Expected return on plan assets	(3,723)	(4,074)	(4,198)
Amortization of:
Unrecognized net loss	2,558	3,358	2,036
Settlement charge	1,097	1,619	—
Net periodic benefit cost	2,689	3,928	1,180

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	1,396	(1,588)	13,371
Amortization of net actuarial loss	(3,655)	(4,977)	(2,036)
	(2,259)	(6,565)	11,335
Total recognized in net periodic pension cost and other comprehensive income	$430	$(2,637)	$12,515

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021	2020
Weighted average discount rate (net periodic pension cost)	2.65%	2.65%	4.10%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	6.50%	6.50%	7.00%
Weighted average discount rate (benefit obligations)	3.10%	2.65%	2.65%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

During the fiscal year ended 2022, the Company adopted the new MP-2021 improvement scale to determine their benefit obligations under the Pension Plan. The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2022	2021
Change in benefit obligation
Projected benefit obligation at beginning of year	$66,018	$69,536
Service cost	1,075	1,271
Interest cost	1,682	1,754
Actuarial (gain) loss	(151)	(638)
Other assumption change	155	(347)
Benefits paid	(4,148)	(5,126)
Settlement	121	(432)
Projected benefit obligation at end of year	$64,752	$66,018
Change in plan assets:
Fair value of plan assets at beginning of year	$59,719	$60,600
Company contributions	1,000	—
Gain on plan assets	2,452	4,245
Benefits paid	(4,148)	(5,126)
Fair value of plan assets at end of year	$59,023	$59,719
Funded (unfunded) status	$(5,729)	$(6,299)
Accumulated benefit obligation at end of year	$60,216	$60,981

The measurement dates used to determine pension and other postretirement benefits is the Company’s fiscal year end. The Company made a $1.0 million contribution to the Pension Plan during fiscal year 2022. Depending on the Pension Plan’s projected funding status, the Company expects to contribute between $1.0 million and $3.0 million to the Pension Plan during fiscal year 2023.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2023	$2,300
2024	3,900
2025	3,800
2026	4,100
2027	4,000
2028 – 2032	20,000

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.8 million, $1.7 million and $2.1 million in fiscal years ended 2022, 2021 and 2020, respectively.

In addition, the Northstar Computer Forms, Inc. 401(k) Profit Sharing Plan was merged into the 401(k) Plan on February 1, 2001. The Company declared profit sharing contributions on behalf of the former employees of Northstar Computer Forms, Inc. in accordance with its original plan in the amounts of $149,000, $176,000, and $194,000, in fiscal years ended 2022, 2021 and 2020, respectively.

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2022	2021	2020
Current:
Federal	$7,284	$9,627	$10,838
State and local	2,516	2,279	1,642
Total current	9,800	11,906	12,480
Deferred:
Federal	3,004	(2,217)	526
State and local	158	(496)	(47)
Total deferred	3,162	(2,713)	479
Total provision for income taxes	$12,962	$9,193	$12,959

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2022, was 30.9%, compared to 27.6% and 25.3% in 2021 and 2020, respectively. The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Provision for state income taxes, net of federal income tax benefit	5.8	4.4	2.5
Change in valuation allowance	—	—	0.8
Federal true-up	0.3	0.8	0.4
Stock compensation and Section 162(m) limitation	3.8	1.5	0.5
Other	—	—	0.1
	30.9%	27.6%	25.3%

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets	2022	2021
Allowance for doubtful receivables	$280	$198
Inventories	1,032	1,047
Employee compensation and benefits	659	725
Pension and noncurrent employee compensation benefits	1,827	4,246
Operating lease liabilities	3,870	4,700
Net operating loss and foreign tax credits	1,033	1,067
Other	274	291
Total deferred tax assets	$8,975	$12,274
Less: valuation allowance	(408)	(408)
Total deferred tax assets, net	$8,567	$11,866
Deferred tax liabilities
Property, plant and equipment	$6,167	$4,517
Goodwill and other intangible assets	9,889	10,240
Right-of-use assets	3,797	4,631
Property tax	40	131
Other	79	24
Total deferred tax liabilities	$19,972	$19,543
Net deferred income tax liabilities	$11,405	$7,677

At fiscal year-end 2022, the Company had federal net operating loss (“NOL”) carry forwards of approximately $2.6 million. This NOL is related to the acquisitions of Flesh and Impressions Direct. The NOL is subject to a Section 382 limitation of $0.2 million per year and expiring in 2040. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

At fiscal year-end 2022 and 2021, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.1 million and $0.1 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. The interest expense associated with the unrecognized tax benefit is not material. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2022 and 2021 is as follows (in thousands):

	2022	2021
Balance at March 1, 2021	$130	$100
Additions based on tax positions	66	63
Reductions due to lapses of statues of limitations	(30)	(33)
Balance at February 28, 2022	$166	$130

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2016. All material state and local income tax matters have been concluded for years through 2013.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2022, 2021 and 2020.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Earnings per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2022	2021	2020
Basic weighted average common shares outstanding	26,026,477	25,995,127	26,036,393
Effect of dilutive RSUs	82,864	—	-
Diluted weighted average common shares outstanding	26,109,341	25,995,127	26,036,393
Earnings per share
Basic	$1.11	$0.93	$1.47
Diluted	$1.11	$0.93	$1.47
Cash dividends	$0.975	$0.90	$0.90

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding at the end of fiscal years 2022, 2021 and 2020.

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

(16) Supplemental Cash Flow Information

Net cash flows from operating activities that reflect cash payments for interest and income taxes, are as follows for the three fiscal years ended (in thousands):

	2022	2021	2020
Supplemental disclosure of cash flow information
Interest paid, net	$57	$10	$715
Income taxes paid, net	$11,626	$9,498	$14,470

(17) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member who was the former owner of Integrated Print and Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of February 28, 2022 was $1.1 million and $1.1 million, respectively. During fiscal year 2022, total lease payments made to, and sales made to, the related party were approximately $0.4 million and $3.1 million, respectively.

(18) Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. The Company believes its credit

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. For fiscal years 2022, 2021 and 2020, the Company purchased 51%, 43%, and 41%, respectively, of its materials from one third party vendor. As of February 28, 2022 and February 28, 2021, the net amount due to the vendor was $4.9 million and $3.8 million, respectively. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At February 28, 2022, cash balances included $84.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, we cannot be assured that we will not experience losses on our deposits.