Form 10-Q
period 2022-05-31
ENNIS, INC.
filed 2022-07-01
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2022

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

As of June 24, 2022, there were 25,816,392 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31,	February 28,
	2022	2022
Assets
Current assets
Cash	$91,221	$85,606
Accounts receivable, net of allowance for doubtful receivables of $1,335 at May 31, 2022 and $1,200 at February 28, 2022	40,877	39,022
Prepaid expenses	1,718	1,863
Inventories	43,900	38,538
Total current assets	177,716	165,029
Property, plant and equipment
Plant, machinery and equipment	151,958	151,126
Land and buildings	59,705	59,642
Computer equipment and software	18,448	18,368
Other	4,301	4,275
Total property, plant and equipment	234,412	233,411
Less accumulated depreciation	182,364	179,778
Net property, plant and equipment	52,048	53,633
Operating lease right-of-use assets	14,965	15,544
Goodwill	88,677	88,677
Intangible assets, net	43,812	45,569
Other assets	392	392
Total assets	$377,610	$368,844

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS-Continued

(in thousands, except for par value and share amounts)

	May 31,	February 28,
	2022	2022
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,663	$16,678
Accrued expenses	19,872	15,422
Current portion of operating lease liabilities	4,926	5,090
Total current liabilities	41,461	37,190
Liability for pension benefits	5,729	5,729
Deferred income taxes	11,506	11,405
Operating lease liabilities, net of current portion	9,823	10,241
Other liabilities	464	464
Total liabilities	68,983	65,029
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2022 and February 28, 2022	75,134	75,134
Additional paid-in capital	123,862	123,990
Retained earnings	203,158	197,998
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(18,283)	(18,587)
Treasury stock	(75,244)	(74,720)
Total shareholders’ equity	308,627	303,815
Total liabilities and shareholders' equity	$377,610	$368,844

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2022	2021
Net sales	$107,667	$96,930
Cost of goods sold	73,663	67,744
Gross profit	34,004	29,186
Selling, general and administrative	17,682	18,915
(Gain) loss from disposal of assets	—	(277)
Income from operations	16,322	10,548
Other expense
Interest expense	—	(2)
Other, net	(172)	(112)
Total other expense	(172)	(114)
Earnings before income taxes	16,150	10,434
Income tax expense	4,523	3,130
Net earnings	$11,627	$7,304
Weighted average common shares outstanding
Basic	25,812,078	26,029,355
Diluted	25,855,370	26,113,359
Earnings per share
Basic	$0.45	$0.28
Diluted	$0.45	$0.28
Cash dividends per share	$0.250	$0.225

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months ended
	May 31,
	2022	2021
Net earnings	$11,627	$7,304
Adjustment to pension, net of taxes	304	299
Comprehensive income	$11,931	$7,603

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	11,627	—	—	—	11,627
Adjustment to pension, net of deferred tax of $95	—	—	—	—	304	—	—	304
Dividends paid ($0.25 per share)	—	—	—	(6,467)	—	—	—	(6,467)
Stock based compensation	—	—	467	—	—	—	—	467
Exercise of stock options and restricted stock	—	—	(595)	—	—	34,032	595	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,119)	(1,119)
Balance May 31, 2022	30,053,443	$75,134	$123,862	$203,158	$(18,283)	(4,283,874)	$(75,244)	$308,627

Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	7,304	—	—	—	7,304
Adjustment to pension, net of deferred tax of $95	—	—	—	—	299	—	—	299
Dividends paid ($0.225 per share)	—	—	—	(5,866)	—	—	—	(5,866)
Stock based compensation	—	—	1,166	—	—	—	—	1,166
Exercise of stock options and restricted stock	—	—	(1,437)	—	—	82,164	1,437	—
Common stock repurchases	—	—	—	—	—	—	—	—
Balance May 31, 2021	30,053,443	$75,134	$122,746	$195,874	$(19,983)	(4,021,466)	$(70,319)	$303,452

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	May 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$11,627	$7,304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,621	2,543
Amortization of intangible assets	1,757	2,091
Gain from disposal of assets	—	(277)
Bad debt expense, net of recoveries	180	38
Stock based compensation	467	1,166
Net pension expense	405	398
Changes in operating assets and liabilities:
Accounts receivable	(2,035)	2,148
Prepaid expenses and income taxes	145	209
Inventories	(5,362)	(3,398)
Other assets	—	(3,829)
Accounts payable and accrued expenses	4,435	3,463
Other liabilities	(3)	31
Net cash provided by operating activities	14,237	11,887
Cash flows from investing activities:
Capital expenditures	(1,036)	(707)
Proceeds from disposal of plant and property	—	825
Net cash (used in) provided by investing activities	(1,036)	118
Cash flows from financing activities:
Dividends paid	(6,467)	(5,866)
Common stock repurchases	(1,119)	—
Net cash used in financing activities	(7,586)	(5,866)
Net change in cash	5,615	6,139
Cash at beginning of period	85,606	75,190
Cash at end of period	$91,221	$81,329

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2022 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, from which the accompanying consolidated balance sheet at February 28, 2022 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus (COVID-19) pandemic.

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

2. Revenue

Nature of Revenues

Revenues from contracts with customers for the sale of commercial printing products in the continental United States is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board (“FOB”) shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2022.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work, and governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements and customer incentive arrangements, which typically only affect the transaction price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 60 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not significant.

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended
	May 31,
	2022	2021
Balance at beginning of period	$1,200	$961
Bad debt expense, net of recoveries	180	38
Accounts written off	(45)	(45)
Balance at end of period	$1,335	$954

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

4. Inventories

With the exception of approximately 12.6% and 14.0% of its inventories valued at the lower of last-in first-out (“LIFO”) for the periods ended May 31, 2022 and February 28, 2022, respectively, the Company values its inventories at the lower of first-in, first-out (“FIFO”) cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2022	2022
Raw material	$28,057	$25,276
Work-in-process	6,124	5,547
Finished goods	9,719	7,715
	$43,900	$38,538

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
$3,922

The results of operations for AmeriPrint are included in the Company’s consolidated financial statements from the date of acquisition. The following table sets forth certain operating information on a pro forma basis as though all AmeriPrint operations had been acquired as of March 1, 2021, after the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended	Three months ended
	May 31, 2022	May 31, 2021
Pro forma net sales	$107,667	$98,598
Pro forma net earnings	11,627	7,264
Pro forma earnings per share - diluted	$0.45	$0.28

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the three months ended May 31, 2022 and May 31, 2021.

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

Components of lease expense for the three and three months ended May 31, 2022 and May 31, 2021 were as follows (in thousands):

	Three months ended
	May 31, 2022	May 31, 2021
Operating lease cost	$1,513	$1,639

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,511	$1,630

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$806	$2,603

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	3.64%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2023 (remaining 9 months)	$3,763
2024	4,592
2025	3,827
2026	2,340
2027	1,074
2028	81
Thereafter	-
Total future minimum lease payments	$15,677
Less imputed interest	928
Present value of lease liabilities	$14,749

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

FOR THE PERIOD ENDED MAY 31, 2022

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2022	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	10.8	$28,207	$10,796	$17,411
Customer lists	5.8	76,458	50,154	26,304
Non-compete	3.1	877	780	97
Total	7.8	$105,542	$61,730	$43,812

As of February 28, 2022
Amortized intangible assets
Trademarks and trade names	11.0	$28,207	$10,301	$17,906
Customer lists	6.1	76,458	48,903	27,555
Non-compete	3.3	877	769	108
Total	8.0	$105,542	$59,973	$45,569

Aggregate amortization expense for the three months ended May 31, 2022 and May 31, 2021 was $1.8 million and $2.1 million, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2023	$7,016
2024	$6,975
2025	$6,802
2026	$6,186
2027	$5,103

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2021	$88,647
Goodwill acquired	30
Balance as of February 28, 2022	88,677
Balance as of May 31, 2022	$88,677

During fiscal year 2022, an adjustment of $0.5 million to reduce goodwill related to the Infoseal acquisition, and $0.5 million and less than $0.1 million was added to goodwill related to the acquisition of AmeriPrint and Superior Copies, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31, 2022	February 28, 2022
Employee compensation and benefits	$11,283	$11,587
Taxes other than income	1,328	947
Accrued legal and professional fees	231	251
Accrued interest	33	31
Accrued utilities	108	108
Accrued acquisition related obligations	34	34
Income taxes payable	6,009	1,606
Other accrued expenses	846	858
	$19,872	$15,422

9. Long-Term Debt

The Company did not renew its Credit Agreement which expired November 11, 2021. The Company has had no outstanding long term debt under the revolving credit line since paid in August 2019. As of May 31, 2022, the Company had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the three months ended May 31, 2022, the Company repurchased 64,082 shares of common stock under the program at an average price of $17.46. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.29 per share. As of May 31, 2022, $3.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSU’s”) to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan) on April 16, 2021 authorizing 1,033,648 shares of common stock for awards and was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The new Plan expires June 30, 2031 and all unissued stock will expire on that date. At May 31, 2022, the Company has 997,277 shares of unissued common stock reserved under the Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended May 31, 2022 and May 31, 2021, the Company

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.5 million and $1.2 million, respectively.

Stock Options

The Company had no outstanding vested or unvested stock options at any time during the three months ended May 31, 2022 and May 31, 2021. No stock options were granted during the three months ended May 31, 2022 and May 31, 2021.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2022 of which 2,000 shares were granted under the New Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2022	67,164	$18.73
Granted	2,000	17.58
Terminated	—	—
Vested	(22,342)	19.09
Outstanding at May 31, 2022	46,822	$18.51

As of May 31, 2022, the total remaining unrecognized compensation cost related to unvested restricted stock granted under the Old Plan was approximately $0.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.4 years.

Restricted Stock Units

During the three months ended May 31, 2022, 12,954 performance-based RSUs and 3,238 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $17.90 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the three months ended May 31, 2022:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2022	35,071	$20.38	140,287	$23.17
Granted	3,238	17.90	12,954	23.17
Terminated	—	—	—	—
Vested	(11,690)	20.38	—	—
Outstanding at May 31, 2022	26,619	$20.08	153,241	$23.17

As of May 31, 2022, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.5 million over a weighted average remaining requisite service period of 2.0 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $2.3 million over a weighted average remaining requisite service period of 2.0 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2022	2021
Components of net periodic benefit cost
Service cost	$236	$269
Interest cost	492	420
Expected return on plan assets	(925)	(931)
Amortization of:
Unrecognized net loss	602	640
Settlement Charges	-	-
Net periodic benefit cost	$405	$398

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2023. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. At May 31, 2022, we had an unfunded pension liability recorded on our balance sheet of $5.7 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2022	2021
Basic weighted average common shares outstanding	25,812,078	26,029,355
Effect of dilutive RSUs	43,292	84,004
Diluted weighted average common shares outstanding	25,855,370	26,113,359
Earnings per share
Net earnings - basic	$0.45	$0.28
Net earnings - diluted	$0.45	$0.28
Cash dividends	$0.250	$0.225

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding for the three months ended May 31, 2022 and May 31, 2021.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2022

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

For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At May 31, 2022, cash balances included $90.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of May 31, 2022 was $1.0 million and $1.1 million, respectively. During the three months ended May 31, 2022, total lease payments made to, and sales made to, the related party were approximately $0.1 million and $1.0 million, respectively.

16. Subsequent Events

On June 17, 2022 the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on August 8, 2022 to shareholders of record as of July 8, 2022. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations including measures intended to minimize the impact of COVID-19. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 before making an investment in our common stock.

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

FOR THE PERIOD ENDED MAY 31, 2022

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

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, Specialized Printed Forms®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, Ace FormsSM and AmeriprintSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

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

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate. Beginning in March 2020 in response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities. The Company saw economic improvement during fiscal year ending February 28, 2022 and we continue to see strong demand for our product. Although the U.S. economy has gained in recovery, it continues to be significantly impacted by supply chain disruptions, labor shortages, and shifting demand.

There continue to be significant uncertainties associated with the COVID-19 pandemic. And the full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control discussed under the caption, “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022. For further information, please see “Cautionary Note Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

We will continue to monitor incoming order volume as well as rising raw material and other input costs so that we can proactively adjust our pricing and costs accordingly.

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

FOR THE PERIOD ENDED MAY 31, 2022

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their effect on our more significant estimates and judgments used in preparation of our consolidated financial statements. For additional information, reference is made to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. The operating results of the Company for the three months ended May 31, 2022 and the comparative period for 2021 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2022		2021
Net sales	$107,667	100.0%	$96,930	100.0%
Cost of goods sold	73,663	68.4	67,744	69.9
Gross profit margin	34,004	31.6	29,186	30.1
Selling, general and administrative	17,682	16.4	18,915	19.5
Gain from disposal of assets	—	—	(277)	(0.3)
Income from operations	16,322	15.2	10,548	10.9
Other expense	(172)	(0.2)	(114)	(0.1)
Earnings before income taxes	16,150	15.0	10,434	10.8
Provision for income taxes	4,523	4.2	3,130	3.3
Net earnings	$11,627	10.8%	$7,304	7.5%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

Three months ended May 31, 2022 compared to three months ended May 31, 2021

Net Sales. Our net sales were $107.7 million for the quarter ended May 31, 2022, compared to $96.9 million for the same quarter in the prior year, an increase of $10.7 million, or 11.1%. AmeriPrint, our acquisition completed on June 1, 2021, added $1.9 million in sales for the current quarter. Our net sales increased $8.0 million or 8.0% on a sequential quarter basis as well, from $99.7 million for the quarter ended February 28, 2022 to $107.7 million for the current quarter. Our revenues increased due to continued strong customer demand for our products and increase in pricing to cover inflationary costs.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $5.9 million, or 8.7%, from $67.7 million for the three months ended May 31, 2021 to $73.7 million for the three months ended May 31, 2022. Our gross profit was $34.0 million for the quarter ended May 31, 2022 compared to $29.2 million for the same quarter in the prior year. We made pricing adjustments to cover inflationary costs and improved operational efficiencies all of which contributed to improve our gross profit margin to 31.6% compared to 27.5% from our sequential quarter and improved from the prior year’s first quarter of 30.1%.

Selling, general, and administrative expense. For the three months ended May 31, 2022, our selling, general, and administrative (“SG&A”) expenses were $17.7 million compared to $18.9 million for the three months ended May 31, 2021, a decrease of $1.2 million, or 6.5%. As a percentage of net sales, SG&A expenses for the current quarter were 16.4% and 19.5% for the three months ended May 31, 2022 and May 31, 2021, respectively. The decrease in SG&A costs were a result of savings from operational efficiencies and the consolidation of our underperforming manufacturing facilities in the prior year, as well as $0.8 million in restricted stock expense related to the grant awarded in the prior year quarter during the transition of our Long-Term Incentive Equity Awards program.

Gain from disposal of assets. The $0.3 million net gain from disposal of assets during the prior year quarter is primarily attributed to the sale of a building that had transferred its operations to another facility.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended May 31, 2022 was $16.3 million, or 15.2% of net sales, as compared to $10.5 million, or 10.9% of net sales, for the three months ended May 31, 2021 and increased on a sequential quarter basis as well from $10.5 million for the quarter ended February 28, 2022.

Other expense. Other expense was $0.2 million for the three months ended May 31, 2022 compared to expense of $0.1 million for the three months ended May 31, 2021. This increase was primarily due to an increase in our pension expense of $0.1 million over the comparable quarter.

Provision for income taxes. Our effective tax rate was 28.0% for the three months ended May 31, 2022 as compared to 30.0% for the three months ended May 31, 2021. The primary reason for the decrease in the effective tax rate is permanent non-deductible expense resulting from final distributions in the prior year from our deferred compensation plan which was terminated in November 2020.

Net earnings. Net earnings, due to the factors above, were $11.6 million for the three months ended May 31, 2022 as compared to $7.3 million for the comparable quarter in the prior year, an increase of $4.3 million. Net earnings per diluted share for the three months ended May 31, 2022 was $0.45, compared to $0.28 for the same quarter in the prior year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation obligations and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations necessary to cover our operating and capital requirements for the foreseeable future. We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19.

	May 31,	February 28,
(Dollars in thousands)	2022	2022
Working capital	$136,255	$127,839
Cash	$91,221	$85,606

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

Working Capital. On May 31, 2022, we had $91.2 million in cash. During the period, our cash position increased by $5.6 million and our working capital increased $8.4 million or 6.6%, from $127.8 million at February 28, 2022 to $136.2 million at May 31, 2022. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 4.4 to 1.0 at February 28, 2022 to 4.3 to 1.0 at May 31, 2022. Our working capital was positively impacted primarily by an increase in our cash and inventories offset by an increase in our income taxes payable. Our current ratio was negatively impacted primarily by a $4.4 million increase in our income taxes payable.

	Three months ended May 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$14,237	$11,887
Net cash provided by (used in) investing activities	$(1,036)	$118
Net cash used in financing activities	$(7,586)	$(5,866)

Cash flows from operating activities. Cash provided by operating activities was $14.2 million in the three months ended May 31, 2022 compared to $11.9 million in the comparative period ended May 31, 2021. Our operational earnings increased $4.3 million for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. An increase in accounts receivable used cash of $2.0 million in the current quarter compared to a decrease in accounts receivable providing cash of $2.1 million in the prior year quarter. An increase in inventories used cash of $5.4 million in the three months ended May 31, 2022 compared to $3.4 million in the three months ended May 31, 2021. An increase in accounts payable provided cash of $4.4 million in the three months ended May 31, 2022 compared to an increase in accounts payable providing cash of $3.5 million in the three months ended May 31, 2021 and an increase in other assets in the prior year quarter used cash of $3.9 million. We continue to closely monitor and manage our outstanding trade receivables and inventories. During the current quarter, our days’ sales in our receivables decreased from 36 days to 35 days and our days’ sales of inventory remained level at 37 days. The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $1.0 million in the three months ended May 31, 2022 compared to cash provided from investing activities of $0.1 million in the three months ended May 31, 2021. Capital expenditures primarily of equipment was $1.0 million and $0.7 million for the three months ended May 31, 2022 and May 31, 2021, respectively. In the three months ended May 31, 2021, $0.8 million was provided from the sale of a building that had transferred its operations to another facility.

Cash flows from financing activities. We used $1.7 million more cash in financing activities during the three months ended May 31, 2022 compared to the same period in the prior year. The increase in cash used during the three months ended May 31, 2022 compared to the three months ended May 31, 2021 resulted from $1.1 million of common stock repurchased under our stock repurchase program in the current quarter compared to no repurchases of our common stock during the three months ended May 31, 2021 and the payment of $0.6 million more in dividends in the current quarter (25 cents per share) compared to the prior year quarter (22.5 cents per share).

Credit Facility. We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line since paid in August 2019. As of May 31, 2022, we had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenses.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Due to the enactment of the Highway and Transportation Funding Act (HATFA) in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2023. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was no contribution required to our Pension Plan in fiscal year 2022, however a $1.0 million contribution was made in November 2021 to avoid a PBGC Variable Premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2022, we had an unfunded pension liability recorded on our balance sheet of $5.7 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million. For the quarter, we have spent approximately $1.0 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2022 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at May 31, 2022, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2022 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2022.

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

FOR THE PERIOD ENDED MAY 31, 2022

trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading rules and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended May 31, 2022, the Company repurchased 64,082 shares of common stock under the program at an average price of $17.46. As of May 31, 2022, $3.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, filed on July 1, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 1, 2022	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 1, 2022	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer