Form 10-Q
period 2022-08-31
ENNIS, INC.
filed 2022-09-30
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2022

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

As of September 23, 2022, there were 25,836,392 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	August 31,	February 28,
	2022	2022
Assets
Current assets
Cash	$91,520	$85,606
Accounts receivable, net of allowance for doubtful receivables of $1,523 at August 31, 2022 and $1,200 at February 28, 2022	43,887	39,022
Inventories, net	48,391	38,538
Prepaid expenses	2,078	1,863
Total current assets	185,876	165,029
Property, plant and equipment
Plant, machinery and equipment	152,318	151,126
Land and buildings	59,819	59,642
Computer equipment and software	18,439	18,368
Other	4,321	4,275
Total property, plant and equipment	234,897	233,411
Less accumulated depreciation	184,657	179,778
Net property, plant and equipment	50,240	53,633
Operating lease right-of-use assets, net	13,571	15,544
Goodwill	88,677	88,677
Intangible assets, net	42,631	45,569
Other assets	477	392
Total assets	$381,472	$368,844

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	August 31,	February 28,
	2022	2022
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,777	$16,678
Accrued expenses	19,128	15,422
Current portion of operating lease liabilities	4,602	5,090
Total current liabilities	39,507	37,190
Liability for pension benefits	5,729	5,729
Deferred income taxes	11,666	11,405
Operating lease liabilities, net of current portion	8,790	10,241
Other liabilities	464	464
Total liabilities	66,156	65,029
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2022 and February 28, 2022	75,134	75,134
Additional paid-in capital	124,031	123,990
Retained earnings	208,898	197,998
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(17,803)	(18,587)
Treasury stock	(74,944)	(74,720)
Total shareholders’ equity	315,316	303,815
Total liabilities and shareholders' equity	$381,472	$368,844

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Net sales	$111,233	$100,451	$218,900	$197,381
Cost of goods sold	76,014	71,550	149,677	139,294
Gross profit	35,219	28,901	69,223	58,087
Selling, general and administrative	17,942	18,095	35,624	37,010
(Gain) loss from disposal of assets	—	1	—	(276)
Income from operations	17,277	10,805	33,599	21,353
Other expense
Interest expense	—	(2)	-	(4)
Other, net	(342)	(146)	(514)	(258)
Total other expense	(342)	(148)	(514)	(262)
Earnings before income taxes	16,935	10,657	33,085	21,091
Income tax expense	4,741	3,197	9,264	6,327
Net earnings	$12,194	$7,460	$23,821	$14,764
Weighted average common shares outstanding
Basic	25,797,097	26,080,121	25,805,419	26,055,056
Diluted	25,858,811	26,170,396	25,867,504	26,146,421
Earnings per share
Basic	$0.47	$0.29	$0.92	$0.57
Diluted	$0.47	$0.29	$0.92	$0.57
Cash dividends per share	$0.250	$0.250	$0.500	$0.475

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Net earnings	$12,194	$7,460	$23,821	$14,764
Adjustment to pension, net of deferred taxes	480	298	784	597
Comprehensive income	$12,674	$7,758	$24,605	$15,361

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2022	30,053,443	$75,134	$123,862	$203,158	$(18,283)	(4,283,874)	$(75,244)	$308,627
Net earnings	—	—	—	12,194	—	—	—	12,194
Adjustment to pension, net of deferred tax of $160	—	—	—	—	480	—	—	480
Dividends paid ($0.25 per share)	—	—	—	(6,454)	—	—	—	(6,454)
Stock based compensation	—	—	469	—	—	—	—	469
Exercise of stock options and restricted stock	—	—	(300)	—	—	17,039	300	—
Balance August 31, 2022	30,053,443	$75,134	$124,031	$208,898	$(17,803)	(4,266,835)	$(74,944)	$315,316

Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	23,821	—	—	—	23,821
Adjustment to pension, net of deferred tax of $261	—	—	—	—	784	—	—	784
Dividends paid ($0.50 per share)	—	—	—	(12,921)	—	—	—	(12,921)
Stock based compensation	—	—	936	—	—	—	—	936
Exercise of stock options and restricted stock	—	—	(895)	—	—	51,071	895	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,119)	(1,119)
Balance August 31, 2022	30,053,443	$75,134	$124,031	$208,898	$(17,803)	(4,266,835)	$(74,944)	$315,316

Balance May 31, 2021	30,053,443	$75,134	$122,746	$195,874	$(19,983)	(4,021,466)	$(70,319)	$303,452
Net earnings	—	—	—	7,460	—	—	—	7,460
Adjustment to pension, net of deferred tax of $95	—	—	—	—	298	—	—	298
Dividends paid ($0.25 per share)	—	—	—	(6,525)	—	—	—	(6,525)
Stock based compensation	—	—	636	—	—	—	—	636
Exercise of stock options and restricted stock	—	—	(266)	—	—	15,198	266	—
Balance August 31, 2021	30,053,443	$75,134	$123,116	$196,809	$(19,685)	(4,006,268)	$(70,053)	$305,321

Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	14,764	—	—	—	14,764
Adjustment to pension, net of deferred tax of $199	—	—	—	—	597	—	—	597
Dividends paid ($0.475 per share)	—	—	—	(12,391)	—	—	—	(12,391)
Stock based compensation	—	—	1,802	—	—	—	—	1,802
Exercise of stock options and restricted stock	—	—	(1,703)	—	—	97,362	1,703	—
Balance August 31, 2021	30,053,443	$75,134	$123,116	$196,809	$(19,685)	(4,006,268)	$(70,053)	$305,321

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	August 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$23,821	$14,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,194	5,132
Amortization of intangible assets	3,513	4,164
Gain from disposal of assets	—	(276)
Bad debt expense, net of recoveries	393	159
Stock based compensation	936	1,802
Net pension expense	810	797
Changes in operating assets and liabilities:
Accounts receivable	(5,258)	221
Prepaid expenses and income taxes	(215)	(84)
Inventories	(9,853)	(6,013)
Other assets	(426)	(15)
Accounts payable and accrued expenses	2,805	4,296
Other liabilities	35	(440)
Net cash provided by operating activities	21,755	24,507
Cash flows from investing activities:
Capital expenditures	(1,801)	(2,108)
Purchase of businesses, net of cash acquired	—	(3,922)
Proceeds from disposal of plant and property	—	825
Net cash used in investing activities	(1,801)	(5,205)
Cash flows from financing activities:
Dividends paid	(12,921)	(12,391)
Common stock repurchases	(1,119)	—
Net cash used in financing activities	(14,040)	(12,391)
Net change in cash	5,914	6,911
Cash at beginning of period	85,606	75,190
Cash at end of period	$91,520	$82,101

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, from which the accompanying consolidated balance sheet at February 28, 2022 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year, especially in light of the uncertainties surrounding the impact of the novel coronavirus ("COVID-19") pandemic.

Recent Accounting Pronouncements

Recently Issued Accounting Updates

There are no recent accounting pronouncements that are anticipated to have a material impact on the Company's consolidated financial statements.

2. Revenue

Nature of Revenues

Revenues from contracts with customers for the sale of commercial printing products in the continental United States is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board ("FOB") shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination.

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer. Storage revenue for certain customers may be recognized over time rather than at a point in time. As of the date of this report, the amount of storage revenue is not significant to the Company’s financial statements. The output method for measure of progress is determined to be appropriate. The Company recognizes storage revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2022.

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work, and governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Balance at beginning of period	$1,335	$954	$1,200	$961
Bad debt expense, net of recoveries	213	121	393	159
Accounts written off	(25)	(59)	(70)	(104)
Balance at end of period	$1,523	$1,016	$1,523	$1,016

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

4. Inventories

With the exception of approximately 13.6% and 14.0% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended August 31, 2022 and February 28, 2022, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at August 31, 2022 and fiscal year ended February 28, 2022 were $1.5 million and $1.5 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2022	2022
Raw material	$31,023	$25,276
Work-in-process	7,463	5,547
Finished goods	9,905	7,715
	$48,391	$38,538

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
$3,922

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

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

	Six months ended
	August 31, 2022	August 31, 2021
Pro forma net sales	$218,900	$199,049
Pro forma net earnings	23,821	14,724
Pro forma earnings per share - diluted	$0.92	$0.56

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the six months ended August 31, 2022 and August 31, 2021.

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

Components of lease expense for the three and six months ended August 31, 2022 and August 31, 2021 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Operating lease cost	$1,515	$1,595	$3,028	$3,234

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,517	$1,586	$3,028	$3,216

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$838	$806	$3,441

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

	August 31, 2022	August 31, 2021
Weighted Average Remaining Lease Terms
Operating leases	3 Years	4 Years

Weighted Average Discount Rate
Operating leases	3.63%	3.66%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2023 (remaining 6 months)	$2,286
2024	4,592
2025	3,827
2026	2,340
2027	1,074
2028	81
Total future minimum lease payments	$14,200
Less imputed interest	808
Present value of lease liabilities	$13,392

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2022	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	10.6	$28,207	$11,291	$16,916
Customer lists	5.5	77,033	51,404	25,629
Non-compete	2.9	235	149	86
Total	7.5	$105,475	$62,844	$42,631

As of February 28, 2022
Amortized intangible assets
Trademarks and trade names	11.0	$28,207	$10,301	$17,906
Customer lists	6.1	76,458	48,903	27,555
Non-compete	3.3	877	769	108
Total	8.0	$105,542	$59,973	$45,569

Aggregate amortization expense was $1.7 million and $3.5 million for the three and six months ended August 31, 2022, respectively, and $2.1 million and $4.2 million for the three and six months ended August 31, 2021, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2023	$7,050
2024	7,032
2025	6,859
2026	6,243
2027	5,160

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2021	$88,647
Goodwill acquired	30
Balance as of February 28, 2022	88,677
Balance as of August 31, 2022	$88,677

During fiscal year 2022, an adjustment of $0.5 million to reduce goodwill related to the Infoseal acquisition, and $0.5 million and less than $0.1 million was added to goodwill related to the acquisition of AmeriPrint and Superior Copies, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31, 2022	February 28, 2022
Employee compensation and benefits	$13,218	$11,587
Taxes other than income	1,952	947
Accrued legal and professional fees	392	251
Accrued interest	18	31
Accrued utilities	108	108
Accrued acquisition related obligations	12	34
Income taxes payable	2,570	1,606
Other accrued expenses	858	858
	$19,128	$15,422

9. Long-Term Debt

The Company did not renew its Credit Agreement which expired November 11, 2021. The Company has had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of August 31, 2022, the Company had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

10. Shareholders’ Equity

The Company’s board of directors (the "Board") has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $60.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the six months ended August 31, 2022, the Company repurchased 64,082 shares of common stock under the program at an average price of $17.46. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.29 per share. As of August 31, 2022, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSU’s") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards and was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At August 31, 2022, the Company has 977,277 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended August 31, 2022 and August 31, 2021, the Company included in selling, general and administrative expenses, compensation expense related to share-based compensation of $0.5 million and $0.9 million, respectively. For the six months ended August 31, 2022 and August 31, 2021 the Company included in

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

selling, general and administrative expenses, compensation expense related to share-based compensation of $0.9 million and $1.8 million, respectively

Stock Options

The Company had no outstanding vested or unvested stock options at any time during the six months ended August 31, 2022 and August 31, 2021. No stock options were granted during the six months ended August 31, 2022 and August 31, 2021.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2022 of which 22,000 shares were granted under the New Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2022	67,164	$18.73
Granted	22,000	19.78
Terminated	—	—
Vested	(39,381)	19.00
Outstanding at August 31, 2022	49,783	$18.99

As of August 31, 2022, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.3 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.9 years.

Restricted Stock Units

During the six months ended August 31, 2022, 12,954 performance-based RSUs and 3,238 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $17.90 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the six months ended August 31, 2022:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2022	35,071	$20.38	140,287	$23.17
Granted	3,238	17.90	12,954	23.17
Terminated	—	—	—	—
Vested	(11,690)	20.38	—	—
Outstanding at August 31, 2022	26,619	$20.08	153,241	$23.17

As of August 31, 2022, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.4 million over a weighted average remaining requisite service period of 1.8 years. As of August 31, 2022, the total remaining unrecognized compensation of performance-based RSUs was approximately $2.0 million over a weighted average remaining requisite service period of 1.7 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the "Pension Plan"), covering approximately 13% of the Company’s aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$236	$268	$472	$537
Interest cost	491	421	983	841
Expected return on plan assets	(925)	(930)	(1,850)	(1,861)
Amortization of:
Unrecognized net loss	603	640	1,205	1,280
Settlement Charges	-	-	-	-
Net periodic benefit cost	$405	$399	$810	$797

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Due to the enactment of the Highway and Transportation Funding Act ("HATFA") in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2023. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2022, we had an unfunded pension liability recorded on our balance sheet of approximately $5.7 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options, performance-based RSU's or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	25,797,097	26,080,121	25,805,419	26,055,056
Effect of dilutive RSUs	61,714	90,275	62,085	91,365
Diluted weighted average common shares outstanding	25,858,811	26,170,396	25,867,504	26,146,421
Earnings per share
Net earnings - basic	$0.47	$0.29	$0.92	$0.57
Net earnings - diluted	$0.47	$0.29	$0.92	$0.57
Cash dividends	$0.250	$0.250	$0.500	$0.475

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022
(unaudited)

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding for the six months ended August 31, 2022 and August 31, 2021.

14. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At August 31, 2022, cash balances included $90.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of August 31, 2022 was $0.9 million and $1.0 million, respectively. During the six months ended August 31, 2022, total lease payments made to, and sales made to, the related party were approximately $0.2 million and $1.9 million, respectively.

16. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the three and six months ended August 31, 2022 and 2021 was 28.0% and 30.0%, respectively, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state income taxes, nondeductible compensation and other permanent items. The Company made cash payments for income taxes of $8.3 million and $6.8 million, respectively, for the six months ended August 31, 2022 and 2021.

17. Subsequent Events

On September 16, 2022 the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on November 4, 2022 to shareholders of record as of October 7, 2022. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; the impact of the COVID-19 pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; and changes in government regulations including measures intended to minimize the impact of COVID-19. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 before making an investment in our common stock.

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

For a discussion regarding the impact of the ongoing COVID-19 pandemic on our business, please see Business Challenges—COVID-19 Pandemic and Results of Operations, below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 55 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 96% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM and AmeriprintSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising for large franchise and fast food chains as well as kitting and fulfillment); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

Our Business Challenges

Our industry is currently experiencing consolidation of traditional supply channels, product obsolescence, paper supplier capacity adjustments, and increased pricing and potential supply allocations due to demand/supply curve imbalance. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications. Improved equipment has become more accessible to our competitors. We face highly competitive conditions throughout our supply chain in a price-competitive print industry. The challenges of our business include the following:

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

FOR THE PERIOD ENDED AUGUST 31, 2022

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the year ended February 28, 2022, includes a description of certain critical accounting policies, including those with respect to the pension plan, goodwill and other intangible assets, revenue recognition, inventories and income taxes, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to the critical accounting policies, significant judgements and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2022.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are anticipated to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. The operating results of the Company for the three and six months ended August 31, 2022 and the comparative period for 2021 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2022		2021		2022		2021
Net sales	$111,233	100.0%	$100,451	100.0%	$218,900	100.0%	$197,381	100.0%
Cost of goods sold	76,014	68.3	71,550	71.2	149,677	68.4	139,294	70.6
Gross profit margin	35,219	31.7	28,901	28.8	69,223	31.6	58,087	29.4
Selling, general and administrative	17,942	16.1	18,095	18.0	35,624	16.3	37,010	18.8
(Gain) loss from disposal of assets	—	—	1	—	—	—	(276)	(0.1)
Income from operations	17,277	15.5	10,805	10.8	33,599	15.3	21,353	10.8
Other expense	(342)	(0.3)	(148)	(0.1)	(514)	(0.2)	(262)	(0.1)
Earnings before income taxes	16,935	15.2	10,657	10.6	33,085	15.1	21,091	10.7
Provision for income taxes	4,741	4.3	3,197	3.2	9,264	4.2	6,327	3.2
Net earnings	$12,194	11.0%	$7,460	7.4%	$23,821	10.9%	$14,764	7.5%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

Three months ended August 31, 2022 compared to three months ended August 31, 2021

Net Sales. Our net sales were $111.2 million for the quarter ended August 31, 2022, compared to $100.5 million for the same quarter in the prior year, an increase of $10.7 million, or 10.6%. Our net sales increased $3.5 million or 3.2% on a sequential quarter basis as well, from $107.7 million for the quarter ended May 31, 2022 to $111.2 million for the current quarter. Our net sales increased due to continued strong customer demand for our products and increased pricing to cover inflationary costs.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $4.4 million, or 6.1%, from $71.6 million for the three months ended August 31, 2021 to $76.0 million for the three months ended August 31, 2022. Our gross profit was $35.2 million for the quarter ended August 31, 2022 compared to $28.9 million for the same quarter in the prior year. We made pricing adjustments to cover inflationary costs and improved operational efficiencies all of which contributed to improve our gross profit margin to 31.7% in the second quarter of 2022 compared to 31.6% from our sequential quarter and improved from the prior year’s second quarter of 28.8%.

Selling, general, and administrative expense. For the three months ended August 31, 2022, our selling, general, and administrative ("SG&A") expenses were $17.9 million compared to $18.1 million for the three months ended August 31, 2021, a decrease of $0.2 million, or 1.1%. As a percentage of net sales, SG&A expenses for the current quarter were 16.1% and 18.0% for the three months ended August 31, 2022 and August 31, 2021, respectively. The decrease in SG&A costs were a result of savings from operational efficiencies and the consolidation of our underperforming manufacturing facilities in the prior year.

Gain from disposal of assets. The $1,000 net loss from disposal of assets during the prior year quarter is primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended August 31, 2022 was $17.3 million, or 15.5% of net sales, as compared to $10.8 million, or 10.8% of net sales, for the three months ended August 31, 2021. Income from operations increased on a sequential quarter basis by $1.0 million from $16.3 million for the quarter ended May 31, 2022.

Other expense. Other expense was $0.3 million for the three months ended August 31, 2022 compared to other expense of $0.1 million for the three months ended August 31, 2021.

Provision for income taxes. Our effective tax rate was 28.0% for the three months ended August 31, 2022 as compared to 30.0% for the three months ended August 31, 2021. The primary reason for the decrease in the effective tax rate is permanent non-deductible expense resulting from final distributions in the prior year from our deferred compensation plan which was terminated in November 2020.

Net earnings. Net earnings, due to the factors above, were $12.2 million for the three months ended August 31, 2022 as compared to $7.5 million for the comparable quarter in the prior year, an increase of $4.7 million. Net earnings per diluted share for the three months ended August 31, 2022 was $0.47, compared to $0.29 for the same quarter in the prior year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

Six months ended August 31, 2022 compared to six months ended August 31, 2021

Net Sales. Our net sales were $218.9 million for the six-month period ended August 31, 2022, compared to $197.4 million for the same period last year, an increase of $21.5 million, or 10.9%. We attribute approximately 40% of the increased revenues to additional volume and 60% to price increases to cover inflation. AmeriPrint, our acquisition completed on June 1, 2021, positively impacted our net sales by approximately $1.9 million during the current period compared to the same period last year. Our net sales increased due to continued strong customer demand for our products and increase in pricing to cover inflationary costs.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $10.4 million, or 7.5%, from $139.3 million for the six months ended August 31, 2021 to $149.7 million for the six months ended August 31, 2022. Our gross profit was $69.2 million for the six-month period ended August 31, 2022 compared to $58.1 million for the same period in the prior year. We made pricing adjustments to cover inflationary costs and improved operational efficiencies all of which contributed to improve our gross profit margin to 31.6% from the prior year six-month period of 29.4%.

Selling, general, and administrative expense. For the six months ended August 31, 2022, our SG&A expenses were $35.6 million compared to $37.0 million for the six months ended August 31, 2021, a decrease of $1.4 million, or 3.8%. As a percentage of net sales, SG&A expenses for the period were 16.3% and 18.8% for the six months ended August 31, 2022 and August 31, 2021, respectively. The decrease in SG&A costs was a result of savings from operational efficiencies and the consolidation of our underperforming manufacturing facilities in the prior year.

Gain from disposal of assets. The $0.3 million net gain from disposal of assets during the six-month period ended August 31, 2021 was primarily attributed to the sale of a previously held-for-sale facility that had transferred its operations to another facility.

Income from operations. Primarily due to factors described above, our income from operations for the six months ended August 31, 2022 was $33.6 million, or 15.3% of net sales, as compared to $21.4 million, or 10.8% of net sales, for the six months ended August 31, 2021.

Other expense. Other expense was $0.5 million for the six months ended August 31, 2022 compared to expense of $0.3 million for the six months ended August 31, 2021.

Provision for income taxes. Our effective tax rate was 28.0% for the six months ended August 31, 2022 as compared to 30.0% for the six months ended August 31, 2021. The primary reason for the decrease in the effective tax rate is permanent non-deductible expense resulting from final distributions in the prior year from our deferred compensation plan which was terminated in November 2020.

Net earnings. Net earnings, due to the factors above, were $23.8 million for the six months ended August 31, 2022 as compared to $14.8 million for the comparable period in the prior year, an increase of $9.0 million. Net earnings per diluted share for the six months ended August 31, 2022 was $0.92, compared to $0.57 for the same period in the prior year.

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

	August 31,	February 28,
(Dollars in thousands)	2022	2022
Working capital	$146,369	$127,839
Cash	$91,520	$85,606

Working Capital. On August 31, 2022, we had $91.5 million in cash. During the period, our cash position increased by $5.9 million and our working capital increased $18.6 million or 14.5%, from $127.8 million at February 28, 2022 to $146.4 million at August 31, 2022. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 28, 2022 to 4.7 to 1.0 at August 31, 2022. Our working capital and current ratio were positively impacted primarily by an increase in our cash and inventories offset by an increase in our income taxes payable.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

	Six months ended August 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$21,755	$24,507
Net cash used in investing activities	$(1,801)	$(5,205)
Net cash used in financing activities	$(14,040)	$(12,391)

Cash flows from operating activities. Cash provided by operating activities was $21.8 million in the six months ended August 31, 2022 compared to $24.5 million in the comparative period ended August 31, 2021. Our operational earnings increased $9.0 million for the six months ended August 31, 2022 compared to the six months ended August 31, 2021. An increase in accounts receivable used cash of $5.3 million in the current period compared to a decrease in accounts receivable providing cash of $0.2 million in the prior year. An increase in inventories used cash of $9.9 million in the six months ended August 31, 2022 compared to $6.0 million in the six months ended August 31, 2021. An increase in accounts payable provided cash of $2.8 million in the six months ended August 31, 2022 compared to an increase in accounts payable providing cash of $4.3 million in the six months ended August 31, 2021. We continue to closely monitor and manage our outstanding trade receivables and inventories. The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $1.8 million in the six months ended August 31, 2022 compared to $5.2 million in the six months ended August 31, 2021. Capital expenditures primarily of equipment was $1.8 million and $2.1 million for the six months ended August 31, 2022 and August 31, 2021, respectively. In the six months ended August 31, 2021, $3.9 million was used to acquire businesses and $0.8 million was provided from the sale of a building that had transferred its operations to another facility.

Cash flows from financing activities. We used $1.6 million more cash in financing activities during the six months ended August 31, 2022 compared to the same period in the prior year. The increase in cash used during the six months ended August 31, 2022 compared to the six months ended August 31, 2021 resulted from $1.1 million of common stock repurchased under our stock repurchase program in the prior quarter compared to no repurchases of our common stock during the six months ended August 31, 2021 and the payment of $0.5 million more in dividends in the current period.

Credit Facility. We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of August 31, 2022, we had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenses.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the enactment of HATFA in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2023. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2022, we had an unfunded pension liability recorded on our balance sheet of $5.7 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million. For the six months ended August 31, 2022, we have spent approximately $1.8 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2022 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at August 31, 2022, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2022 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the six months ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At its July 14, 2022 meeting, the Ennis, Inc. Board of Directors authorized an additional $20 million in funding for the Company’s share repurchase program that was first implemented in 2008. With this latest funding authorization, the cumulative funds authorized for share repurchases totals $60 million. Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading rules and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

During the six months ended August 31, 2022, the Company repurchased 64,082 shares of common stock under the program at an average price of $17.46. As of August 31, 2022, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, filed on September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: September 30, 2022	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: September 30, 2022	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer