Form 10-Q
period 2022-11-30
ENNIS, INC.
filed 2023-01-11
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2022

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

As of December 30, 2022, there were 25,836,392 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	November 30,	February 28,
	2022	2022
Assets
Current assets
Cash	$87,000	$85,606
Accounts receivable, net of allowance for doubtful receivables of $1,692 at November 30, 2022 and $1,200 at February 28, 2022	45,738	39,022
Inventories, net	49,922	38,538
Prepaid expenses	2,434	1,863
Total current assets	185,094	165,029
Property, plant and equipment
Plant, machinery and equipment	153,504	151,126
Land and buildings	59,987	59,642
Computer equipment and software	18,430	18,368
Other	4,321	4,275
Total property, plant and equipment	236,242	233,411
Less accumulated depreciation	186,802	179,778
Net property, plant and equipment	49,440	53,633
Operating lease right-of-use assets, net	14,214	15,544
Goodwill	93,438	88,677
Intangible assets, net	44,078	45,569
Other assets	386	392
Total assets	$386,650	$368,844

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	November 30,	February 28,
	2022	2022
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,361	$16,678
Accrued expenses	19,117	15,422
Current portion of operating lease liabilities	4,914	5,090
Total current liabilities	39,392	37,190
Liability for pension benefits	3,729	5,729
Deferred income taxes	11,905	11,405
Operating lease liabilities, net of current portion	9,215	10,241
Other liabilities	987	464
Total liabilities	65,228	65,029
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2022 and February 28, 2022	75,134	75,134
Additional paid-in capital	124,593	123,990
Retained earnings	213,725	197,998
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(17,086)	(18,587)
Treasury stock	(74,944)	(74,720)
Total shareholders’ equity	321,422	303,815
Total liabilities and shareholders' equity	$386,650	$368,844

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Net sales	$110,245	$102,968	$329,145	$300,349
Cost of goods sold	76,768	73,768	226,445	213,062
Gross profit	33,477	29,200	102,700	87,287
Selling, general and administrative	17,292	17,513	52,916	54,523
(Gain) loss from disposal of assets	15	1	15	(275)
Income from operations	16,170	11,686	49,769	33,039
Other expense
Interest expense	—	(3)	-	(7)
Other, net	(496)	(878)	(1,010)	(1,136)
Total other expense	(496)	(881)	(1,010)	(1,143)
Earnings before income taxes	15,674	10,805	48,759	31,896
Income tax expense	4,388	3,242	13,652	9,569
Net earnings	$11,286	$7,563	$35,107	$22,327
Weighted average common shares outstanding
Basic	25,809,581	26,020,210	25,812,216	26,053,898
Diluted	25,888,815	26,020,210	25,892,873	26,151,480
Earnings per share
Basic	$0.44	$0.29	$1.36	$0.86
Diluted	$0.44	$0.29	$1.36	$0.85
Cash dividends per share	$0.250	$0.250	$0.750	$0.725

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Net earnings	$11,286	$7,563	$35,107	$22,327
Adjustment to pension, net of taxes	717	885	1,501	1,482
Comprehensive income	$12,003	$8,448	$36,608	$23,809

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, August 31, 2022	30,053,443	$75,134	$124,031	$208,898	$(17,803)	(4,266,835)	$(74,944)	$315,316
Net earnings	—	—	—	11,286	—	—	—	11,286
Adjustment to pension, net of deferred tax of $179	—	—	—	—	717	—	—	717
Dividends paid ($0.25 per share)	—	—	—	(6,459)	—	—	—	(6,459)
Stock based compensation	—	—	562	—	—	—	—	562
Balance, November 30, 2022	30,053,443	$75,134	$124,593	$213,725	$(17,086)	(4,266,835)	$(74,944)	$321,422

Balance, February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	35,107	—	—	—	35,107
Adjustment to pension, net of deferred tax of $375	—	—	—	—	1,501	—	—	1,501
Dividends paid ($0.75 per share)	—	—	—	(19,380)	—	—	—	(19,380)
Stock based compensation	—	—	1,497	—	—	—	—	1,497
Exercise of stock options and restricted stock	—	—	(894)	—	—	51,071	894	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,118)	(1,118)
Balance, November 30, 2022	30,053,443	$75,134	$124,593	$213,725	$(17,086)	(4,266,835)	$(74,944)	$321,422

Balance, August 31, 2021	30,053,443	$75,134	$123,116	$196,809	$(19,685)	(4,006,268)	$(70,053)	$305,321
Net earnings	—	—	—	7,563	—	—	—	7,563
Adjustment to pension, net of deferred tax of $295	—	—	—	—	885	—	—	885
Dividends paid ($0.25 per share)	—	—	—	(6,525)	—	—	—	(6,525)
Stock based compensation	—	—	642	—	—	—	—	642
Exercise of stock options and restricted stock	—	—	(14)	—	—	826	14	—
Common stock repurchases	—	—	—	—	—	(102,757)	(1,942)	(1,942)
Balance, November 30, 2021	30,053,443	$75,134	$123,744	$197,847	$(18,800)	(4,108,199)	$(71,981)	$305,944

Balance, February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	22,327	—	—	—	22,327
Adjustment to pension, net of deferred tax of $494	—	—	—	—	1,482	—	—	1,482
Dividends paid ($0.725 per share)	—	—	—	(18,916)	—	—	—	(18,916)
Stock based compensation	—	—	2,444	—	—	—	—	2,444
Exercise of stock options and restricted stock	—	—	(1,717)	—	—	98,188	1,717	—
Common stock repurchases	—	—	—	—	—	(102,757)	(1,942)	(1,942)
Balance, November 30, 2021	30,053,443	$75,134	$123,744	$197,847	$(18,800)	(4,108,199)	$(71,981)	$305,944

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended
	November 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$35,107	$22,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,766	7,752
Amortization of intangible assets	5,280	6,137
(Gain) loss from disposal of assets	15	(275)
Bad debt expense, net of recoveries	585	408
Stock based compensation	1,497	2,444
Net pension expense	1	945
Changes in operating assets and liabilities:
Accounts receivable	(5,898)	(569)
Prepaid expenses and income taxes	(487)	(357)
Inventories	(10,921)	(6,227)
Other assets	(570)	(15)
Accounts payable and accrued expenses	1,471	2,090
Other liabilities	151	(365)
Net cash provided by operating activities	33,997	34,295
Cash flows from investing activities:
Capital expenditures	(3,338)	(4,143)
Purchase of businesses, net of cash acquired	(8,767)	(4,340)
Proceeds from disposal of plant and property	—	825
Net cash used in investing activities	(12,105)	(7,658)
Cash flows from financing activities:
Dividends paid	(19,380)	(18,916)
Common stock repurchases	(1,118)	(1,942)
Net cash used in financing activities	(20,498)	(20,858)
Net change in cash	1,394	5,779
Cash at beginning of period	85,606	75,190
Cash at end of period	$87,000	$80,969

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, from which the accompanying consolidated balance sheet at February 28, 2022 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Recently Issued Accounting Updates

There are no recent accounting pronouncements that are anticipated to have a material impact on the Company's condensed consolidated financial statements.

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

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer. Storage revenue for certain customers may be recognized over time rather than at a point in time. As of the date of this report, the amount of storage revenue is not significant to the Company’s condensed consolidated financial statements. The output method for measure of progress is determined to be appropriate. The Company recognizes storage revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of November 30, 2022.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,523	$1,016	$1,200	$961
Bad debt expense, net of recoveries	192	249	585	408
Accounts written off	(23)	-	(93)	(104)
Balance at end of period	$1,692	$1,265	$1,692	$1,265

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

4. Inventories

With the exception of approximately 12.3% and 14.0% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended November 30, 2022 and February 28, 2022, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at November 30, 2022 and fiscal year ended February 28, 2022 were $1.6 million and $1.5 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2022	2022
Raw material	$31,982	$25,276
Work-in-process	7,576	5,547
Finished goods	10,364	7,715
	$49,922	$38,538

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

Acquisition of School Photo Marketing

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM"), which is based in Morganville, New Jersey, for $8.8 million (with additional potential earn-out consideration of up to $1,000,000 over a four-year period upon the attainment of specified financial benchmarks) plus the assumption of trade payables, subject to certain adjustments. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available as of the acquisition date. This allocation is preliminary and subject to change, which may be material. All goodwill of $4.8 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $3.2 million in connection with the transaction, which are also deductible for tax purposes.

The following table summarizes the Company's preliminary purchase price allocation for SPM as of the acquisition date (in thousands):

Accounts receivable	$1,403
Inventories	463
Other assets	84
Right-of-use asset	487
Property, plant and equipment	250
Goodwill and intangibles	7,974
Operating lease liability	(487)
Accounts payable and accrued liabilities	(1,407)
$8,767

Acquisition of AmeriPrint Corporation

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

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

The following is a summary of the purchase price allocation for AmeriPrint (in thousands):

Accounts receivable	$417
Inventories	732
Property, plant and equipment	2,000
Goodwill and intangibles	1,607
Accounts payable and accrued liabilities	(834)
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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the nine months ended November 30, 2022 and November 30, 2021.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and directs the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property, plant, and equipment.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the BBB Corporate Bond Rate at lease commencement date, as rates are not implicitly stated in most leases.

Components of lease expense for the three and nine months ended November 30, 2022 and November 30, 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Operating lease cost	$1,517	$1,454	$4,545	$4,688

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,522	$1,459	$4,550	$4,675

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,042	$—	$2,848	$3,441

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	3.84%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2023 (remaining 3 months)	$1,025
2024	5,248
2025	4,514
2026	2,893
2027	1,168
2028	153
Thereafter	-
Total future minimum lease payments	$15,001
Less imputed interest	872
Present value of lease liabilities	$14,129

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

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2022	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	10.4	$29,328	$11,786	$17,542
Customer lists	5.3	79,126	52,666	26,460
Non-compete	2.8	235	159	76
Total	7.3	$108,689	$64,611	$44,078

As of February 28, 2022
Amortized intangible assets
Trademarks and trade names	11.0	$28,207	$10,301	$17,906
Customer lists	6.1	76,458	48,903	27,555
Non-compete	3.3	877	769	108
Total	8.0	$105,542	$59,973	$45,569

Aggregate amortization expense was $5.3 million and $6.1 million for the nine months ended November 30, 2022 and November 30, 2021, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2023	$7,130
2024	7,354
2025	7,180
2026	6,565
2027	5,481

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2021	$88,647
Goodwill acquired	30
Balance as of February 28, 2022	88,677
Goodwill acquired	4,761
Balance as of November 30, 2022	$93,438

During fiscal year 2022, the Company recorded a measurement period adjustment of $0.5 million to reduce goodwill related to the Infoseal acquisition. The Company records additions of $0.5 million and less than $0.1 million to goodwill related to the acquisition of AmeriPrint and Superior Copies, respectively. Additionally, $4.8 million was added to goodwill related to the acquisition of SPM.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30, 2022	February 28, 2022
Employee compensation and benefits	$13,907	$11,587
Taxes other than income	1,513	947
Accrued legal and professional fees	534	251
Accrued interest	-	31
Accrued utilities	128	108
Accrued acquisition related obligations	9	34
Income taxes payable	2,160	1,606
Other accrued expenses	866	858
	$19,117	$15,422

9. Long-Term Debt

The Company did not renew its Credit Agreement which expired November 11, 2021. The Company has had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of November 30, 2022, the Company had $0.5 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the nine months ended November 30, 2022, the Company repurchased 64,082 shares of common stock under the program at an average price of $17.46. There were no repurchases of common stock during the three-month period ended November 30, 2022. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.29 per share. As of November 30, 2022, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSUs") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards and was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At November 30, 2022, the Company has 977,277 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended November 30, 2022 and November 30, 2021, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.6 million and $0.6 million, respectively. For the nine months ended November 30, 2022 and November 30, 2021, the Company

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $1.5 million and $2.4 million, respectively.

Stock Options

The Company had no outstanding vested or unvested stock options at any time during the nine months ended November 30, 2022 and November 30, 2021. No stock options were granted during the nine months ended November 30, 2022 and November 30, 2021.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the nine months ended November 30, 2022, of which 22,000 shares were granted under the New Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2022	67,164	$18.73
Granted	22,000	19.78
Terminated	—	—
Vested	(39,381)	19.00
Outstanding at November 30, 2022	49,783	$18.99

As of November 30, 2022, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.1 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years.

Restricted Stock Units

During the nine months ended November 30, 2022, 39,574 performance-based RSUs and 9,893 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.47 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the nine months ended November 30, 2022:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2022	35,071	$20.38	140,287	$23.17
Granted	9,893	19.47	39,574	23.17
Terminated	—	—	—	—
Vested	(11,690)	20.38	—	—
Outstanding at November 30, 2022	33,274	$20.11	179,861	$23.17

As of November 30, 2022, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.4 million over a weighted average remaining requisite service period of 1.8 years. As of November 30, 2022, the total remaining unrecognized compensation of performance-based RSUs was approximately $1.7 million over a weighted average remaining requisite service period of 1.7 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$236	$269	$708	$806
Interest cost	492	420	1,475	1,261
Expected return on plan assets	(924)	(931)	(2,774)	(2,792)
Amortization of:
Unrecognized net loss	601	639	1,806	1,919
Settlement charges	786	750	786	750
Net periodic benefit cost	$1,191	$1,147	$2,001	$1,944

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Due to the enactment of the Highway and Transportation Funding Act ("HATFA") in August 2014, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. The Company’s minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2023. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2022, we had an unfunded pension liability recorded on our balance sheet of approximately $3.7 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options, performance-based RSUs or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	25,809,581	26,020,210	25,812,216	26,053,898
Effect of dilutive RSUs	79,234	—	80,657	97,582
Diluted weighted average common shares outstanding	25,888,815	26,020,210	25,892,873	26,151,480
Earnings per share
Net earnings - basic	$0.44	$0.29	$1.36	$0.86
Net earnings - diluted	$0.44	$0.29	$1.36	$0.85
Cash dividends	$0.250	$0.250	$0.750	$0.725

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2022
(unaudited)

to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding for the nine months ended November 30, 2022 and November 30, 2021.

14. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At November 30, 2022, cash balances included $86.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

The Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the condensed consolidated balance sheets, the Company maintains an allowance for doubtful receivables to cover the Company’s estimate of credit losses associated with accounts receivable.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of November 30, 2022 was $0.8 million and $0.9 million, respectively. During the nine months ended November 30, 2022, total lease payments made to, and sales made to, the related party were approximately $0.3 million and $3.0 million, respectively.

16. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the three and nine months ended November 30, 2022 and 2021 was 28.0% and 30.0%, respectively, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state income taxes, nondeductible compensation and other permanent items. The Company made cash payments for income taxes of $13.1 million and $9.7 million, respectively, for the nine months ended November 30, 2022 and 2021.

17. Subsequent Events

On December 15, 2022, the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on February 2, 2023 to shareholders of record as of January 5, 2023. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft, sabotage, or cyber attacks; the impact of the COVID-19 pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions; the impact of a data-breach of sensitive information, ransomware attack or other cyber incident on the Company; and changes in government regulations including measures intended to minimize the impact of COVID-19. In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 before making an investment in our common stock.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2022

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

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM and AmeriPrintSM; We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,300 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

The printing industry generally sells its products either predominantly to end users, a market dominated by a few large manufacturers such as R.R. Donnelley and Sons, Staples, Inc., Standard Register Co. (a subsidiary of Taylor Corporation), and Cenveo, Inc., or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent distributors.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

On November 30, 2022, we acquired the net assets and business of SPM in Morganville, New Jersey. The acquisition of SPM brings a new channel with products produced through our existing manufacturing operations.

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

COVID-19 Pandemic – The global spread of the novel strain of COVID-19 has significantly impacted health and economic conditions throughout the United States and the world, including the markets in which we operate. Beginning in March 2020 in response to the sales impact of the COVID-19 pandemic, we made modifications to our cost structure by reducing employee cost, ceasing operations at an under-utilized facility, as well as exiting two facilities with expiring leases and moving production to our other facilities. The Company saw economic improvement during fiscal year ended February 28, 2022 and we continue to see strong demand for our product. Although the U.S. economy has gained in recovery, it continues to be significantly impacted by supply chain disruptions, labor shortages, and shifting demand.

There continues to be significant uncertainties associated with the COVID-19 pandemic. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control discussed under the caption, “Risk Factors”, in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022. For further information, please see “Cautionary Note Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful receivables, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the year ended February 28, 2022, includes a description of certain critical accounting estimates, including those with respect to the pension plan, goodwill and other intangible assets, revenue recognition, inventories and income taxes, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to the critical accounting policies, significant judgements and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2022.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are anticipated to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. The operating results of the Company for the three and nine months ended November 30, 2022 and the comparative period for 2021 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2022		2021		2022		2021
Net sales	$110,245	100.0%	$102,968	100.0%	$329,145	100.0%	$300,349	100.0%
Cost of goods sold	76,768	69.6	73,768	71.6	226,445	68.8	213,062	70.9
Gross profit margin	33,477	30.4	29,200	28.4	102,700	31.2	87,287	29.1
Selling, general and administrative	17,292	15.7	17,513	17.0	52,916	16.1	54,523	18.2
(Gain) loss from disposal of assets	15	—	1	—	15	—	(275)	(0.1)
Income from operations	16,170	14.7	11,686	11.3	49,769	15.1	33,039	11.0
Other expense	(496)	(0.5)	(881)	(0.8)	(1,010)	(0.3)	(1,143)	(0.4)
Earnings before income taxes	15,674	14.2	10,805	10.5	48,759	14.8	31,896	10.6
Provision for income taxes	4,388	4.0	3,242	3.1	13,652	4.1	9,569	3.2
Net earnings	$11,286	10.2%	$7,563	7.4%	$35,107	10.7%	$22,327	7.4%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

Three months ended November 30, 2022 compared to three months ended November 30, 2021

Net Sales. Our net sales were $110.2 million for the quarter ended November 30, 2022, compared to $103.0 million for the same quarter in the prior year, an increase of $7.2 million, or 7.0%. Our net sales increased on a year-over-year basis due to continued strong customer demand for our product and increased pricing to cover inflationary cost. Our net sales decreased slightly $(1.0) million or -0.9% on a sequential quarter basis, from $111.2 million for the quarter ended August 31, 2022 to $110.2 million for the current quarter due to lower sales volumes.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $3.0 million, or 4.1%, from $73.8 million for the three months ended November 30, 2021 to $76.8 million for the three months ended November 30, 2022. Our gross profit was $33.5 million for the quarter ended November 30, 2022 compared to $29.2 million for the same quarter in the prior year. We made pricing adjustments to cover inflationary costs and improved operational efficiencies all of which contributed to improve our gross profit margin to 30.4% in the third quarter of 2022 compared to the prior year’s third quarter of 28.4%.

Selling, general, and administrative expense. For the three months ended November 30, 2022, our selling, general, and administrative ("SG&A") expenses were $17.3 million compared to $17.5 million for the three months ended November 30, 2021, a decrease of $0.2 million, or 1.3%. As a percentage of net sales, SG&A expenses for the current quarter were 15.7% and 17.0% for the three months ended November 30, 2022 and November 30, 2021, respectively. The decrease in SG&A costs were a result of savings from operational efficiencies and the consolidation of our underperforming manufacturing facilities in the prior year.

Gain (loss) from disposal of assets. The $15,000 net loss from disposal of assets during the prior year quarter is primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended November 30, 2022 was $16.2 million, or 14.7% of net sales, as compared to $11.7 million, or 11.3% of net sales, for the three months ended November 30, 2021. Income from operations decreased on a sequential quarter basis by $1.1 million from $17.3 million for the quarter ended August 31, 2022.

Other expense. Other expense was $0.5 million for the three months ended November 30, 2022 compared to other expense of $0.9 million for the three months ended November 30, 2021.

Provision for income taxes. Our effective tax rate was 28.0% for the three months ended November 30, 2022 as compared to 30.0% for the three months ended November 30, 2021. The primary reason for the decrease in the effective tax rate is permanent non-deductible expense resulting from final distributions in the prior year from our deferred compensation plan which was terminated in November 2020.

Net earnings. Net earnings, due to the factors above, were $11.3 million for the three months ended November 30, 2022 as compared to $7.6 million for the comparable quarter in the prior year, an increase of $3.7 million. Net earnings per diluted share for the three months ended November 30, 2022 were $0.44, compared to $0.29 for the same quarter in the prior year.

Nine months ended November 30, 2022 compared to nine months ended November 30, 2021

Net Sales. Our net sales were $329.1 million for the nine-month period ended November 30, 2022, compared to $300.3 million for the same period last year, an increase of $28.8 million, or 9.6%. Our net sales increased due to continued strong customer demand for our products and increase in pricing to cover inflationary costs. In addition, AmeriPrint, our acquisition completed on June 1, 2021, positively impacted our net sales by approximately $1.9 million during the current period compared to the same period last year.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $13.3 million, or 6.2%, from $213.1 million for the nine months ended November 30, 2021 to $226.4 million for the nine months ended November 30, 2022. Our gross profit was $102.7 million for the nine-month period ended November 30, 2022 compared to $87.3 million for the same period in the prior year. We made pricing adjustments to cover inflationary costs and improved operational efficiencies all of which contributed to improve our gross profit margin to 31.2% from the prior year nine-month period of 29.1%.

Selling, general, and administrative expense. For the nine months ended November 30, 2022, our SG&A expenses were $52.9 million compared to $54.5 million for the nine months ended November 30, 2021, a decrease of $1.6 million, or 2.9%. As a percentage

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

of net sales, SG&A expenses for the period were 16.1% and 18.2% for the nine months ended November 30, 2022 and November 30, 2021, respectively. The decrease in SG&A costs was a result of savings from operational efficiencies and the consolidation of our underperforming manufacturing facilities in the prior year.

Gain (loss) from disposal of assets. The $15,000 loss from disposal of assets during the nine-month period ended November 30, 2022 was primarily attributed to the sale of equipment. The $0.3 million net gain from disposal of assets during the nine months ended November 30, 2021 is primarily attributed to the sale of a previously held-for-sale facility that had transferred its operations to another facility.

Income from operations. Primarily due to factors described above, our income from operations for the nine months ended November 30, 2022 was $49.8 million, or 15.1% of net sales, as compared to $33.0 million, or 11.0% of net sales, for the nine months ended November 30, 2021.

Other expense. Other expense was $1.0 million for the nine months ended November 30, 2022 compared to expense of $1.1 million for the nine months ended November 30, 2021.

Provision for income taxes. Our effective tax rate was 28.0% for the nine months ended November 30, 2022 as compared to 30.0% for the nine months ended November 30, 2021. The primary reason for the decrease in the effective tax rate is permanent non-deductible expense resulting from final distributions in the prior year from our deferred compensation plan which was terminated in November 2020.

Net earnings. Net earnings, due to the factors above, were $35.1 million for the nine months ended November 30, 2022 as compared to $22.3 million for the comparable period in the prior year, an increase of $12.8 million. Net earnings per diluted share for the nine months ended November 30, 2022 were $1.36, compared to $0.85 for the same period in the prior year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet all cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation obligations and the payment of dividends to our shareholders. We expect to generate sufficient cash flows from operations necessary to cover our operating and capital requirements for the foreseeable future. We believe our strong liquidity position will help us mitigate the ongoing adverse impacts of COVID-19 and the inflationary environment.

	November 30,	February 28,
(Dollars in thousands)	2022	2022
Working capital	$145,702	$127,839
Cash	$87,000	$85,606

Working Capital. On November 30, 2022, we had $87.0 million in cash. During the period, our cash position increased by $1.4 million and our working capital increased $17.9 million or 14.0%, from $127.8 million at February 28, 2022 to $145.7 million at November 30, 2022. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 at February 28, 2022 to 4.7 to 1.0 at November 30, 2022. Our working capital and current ratio were positively impacted primarily by an increase in our cash, inventories and accounts receivable offset by an increase in our income taxes payable.

	Nine months ended November 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$33,997	$34,295
Net cash used in investing activities	$(12,105)	$(7,658)
Net cash used in financing activities	$(20,498)	$(20,858)

Cash flows from operating activities. Cash provided by operating activities was $34.0 million in the nine months ended November 30, 2022 compared to $34.3 million in the comparative period ended November 30, 2021. Our net earnings increased $12.8 million for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. An increase in accounts receivable used cash of $5.9 million in the current period compared to an increase in accounts receivable using cash of $0.6 million in the prior year. An increase in inventories used cash of $10.9 million in the nine months ended November 30, 2022 compared to $6.2

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

million in the nine months ended November 30, 2021. An increase in accounts payable provided cash of $1.5 million in the nine months ended November 30, 2022 compared to an increase in accounts payable providing cash of $2.1 million in the nine months ended November 30, 2021. The increase in accounts receivable in the current period was primarily due to higher sales volumes and increases in selling prices as well as timing of payments from customers. Our days sales outstanding, which measures how quickly receivables are collected, increased slightly to 38 days from 36 days (February 28, 2022). There are multiple factors that have contributed to the increased inventory balances. First, raw material prices are higher. Second, some plants have ordered additional paper supplies to accommodate large orders amidst less predictable supply chain conditions. Our days’ sales of inventory increased to 53 days from February 28, 2022 (46 days). We continue to closely monitor and manage our outstanding trade receivables and inventories. The Company continues to monitor incoming orders and is adjusting its raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $12.1 million in the nine months ended November 30, 2022 compared to $7.7 million in the nine months ended November 30, 2021. Capital expenditures primarily of equipment was $3.3 million and $4.1 million for the nine months ended November 30, 2022 and November 30, 2021, respectively. In the nine months ended November 30, 2022, $8.8 million was used to acquire businesses as compared to $4.3 million used to acquire businesses in the nine-month period ended November 30, 2021.

Cash flows from financing activities. We used $0.4 million less cash in financing activities during the nine months ended November 30, 2022 compared to the same period in the prior year. The decrease in cash used during the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021 resulted from $0.8 million less of common stock repurchased under our stock repurchase program in the current period compared to the nine months ended November 30, 2021 and the payment of $0.5 million more in dividends in the current period.

Credit Facility – We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of November 30, 2022, we had $0.5 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenses.

Pension Plan – We are required to make contributions to our Pension Plan. These contributions are required under the minimum funding requirements of ERISA. Due to the enactment of HATFA in August 2014, which effectively raises the discount rates mandated for determining the value of a plan’s benefit liability and annual cost of accruals, our minimum required contribution to the Pension Plan is zero for the Pension Plan year ending February 28, 2023. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2022, we had an unfunded pension liability recorded on our balance sheet of $3.7 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $5.0 million. For the nine months ended November 30, 2022, we have spent approximately $3.3 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2022 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at November 30, 2022, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Pursuant to Exchange Act Rules 13a-15 and 15d-15, a review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of November 30, 2022. Based upon that review and evaluation, the company concluded that there were deficiencies in certain aspects of our information technology controls that permitted a threat actor to gain access to the Company’s network on November 30, 2022 and subsequently launch a ransomware attack that resulted in the encryption of some of the Company’s servers and desktop computers. While the encryption attack did not result in any impairment of the Company’s financial data in its ERP system, the deficiencies in our network access IT controls that made our network vulnerable to the ransomware attack constituted a material weakness. Accordingly, we concluded that our disclosure controls and procedures were ineffective as of November 30, 2022 due to the deficiencies in our IT controls as discussed below.

The Company experienced a cyber-attack between November 30, 2022 and December 2, 2022. Due to a limited gap in the protection provided by our network security software, a threat actor was able to gain access to a remote server at one of our plants during the evening hours of November 30, 2022, the last day of our third quarter of our fiscal year. By gaining access to that remote server, the threat actor was able to glean corporate administrator credentials that had been recorded on that remote server, which gave the threat actor the ability to launch a ransomware attack on servers at the corporate headquarters that was carried out on December 2, 2022. That ransomware attack was detected while in progress and immediate action was taken to isolate our network and eradicate the ransomware from our servers so that we could begin the process of restoring the affected devices from backups. Notably, the databases used for our financial reporting and disclosures were not affected by the cyber-attack and we validated that our third quarter financial data recorded before the attack was the same as the financial data following the attack. Nevertheless, the aggregate deficiencies in our network access IT controls that permitted the cyber-attack constitute a material weakness in that they created a possible opportunity for the threat actor to impair our systems and accounting processes to the extent that there could be a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected in a timely manner. However, in this instance, based on our subsequent investigation we believe that the material weakness did not result in any identified misstatements to the financial statements and there are no changes in previously released financial results.

Our management including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness arising out of the aggregate deficiencies in some of our network access IT controls that were evident as of November 30, 2022, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in conformity with U.S. GAAP.

The Company has already taken corrective action to address the network access IT control deficiencies that permitted the cyber-attack. The Company has also retained independent experts to assist in the investigation of the cyber-attack. As the Company continues

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

its investigation with the assistance of its retained experts, it may identify further deficiencies in its IT controls which will then be addressed in the Company’s continuing remediation efforts.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the nine months ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was targeted with an encryption ransomware attack on November 30, 2022. The attack was discovered while it was in process and immediate action was taken to isolate our network to limit the scope of any damage. The attack resulted in brief disruption to the operation of our systems as we took our servers offline to eradicate the ransomware and restore our data and applications from secure backups. The Company did not communicate with the ransomware threat actor and never considered paying any ransom demand. Instead, the Company eliminated the ransomware and immediately proceeded to restore its critical files and functions. The Company incurred no material expense in connection with the ransomware attack. Based on the Company’s assessment to date and on the information currently known, the incident has not had a significant financial impact and the Company does not believe the incident will have a material impact on its business or future operating results.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

During the nine months ended November 30, 2022, the Company repurchased 64,082 shares of common stock under the program at an average price of $17.46. As of November 30, 2022, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, filed on January 10, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 10, 2023	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 10, 2023	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer