Form 10-K
period 2023-02-28
ENNIS, INC.
filed 2023-05-12
CIK 33002

mt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2023

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2022 was approximately $530 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at May 9, 2023 was 25,853,027.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2023

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to, general economic, business and labor conditions, including the potential adverse effects of potential recessionary concerns, inflationary issues and supply chain disruptions; and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor, and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; the impact of the novel coronavirus (COVID-19) pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks; the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; and our ability to identify, manage or integrate acquisitions.

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

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 54 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM and AmeriPrintSM; We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM") in Morganville, New Jersey, which prior to the acquisition generated approximately $5.9 million in sales for its fiscal year ended December 31, 2021. SPM provides printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

On June 1, 2021, the Company acquired the assets and business from AmeriPrint Corporation ("AmeriPrint") in Harvard, Illinois, which prior to the acquisition generated approximately $6.5 million in sales for its fiscal year ended December 31, 2020, adding capabilities and expertise to our expanding product offering including barcoding and variable imaging.

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

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, ACR®, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, Ennisstores.comTM, General Financial Supply®, Calibrated Forms®, PrintXcel®, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, MegaformSM, Safe®, InfosealSM, and variations of these brands as well as other trademarks. We have similar trademark registrations internationally for certain trademarks.

Customers

No single customer accounts for as much as five percent of our consolidated net sales or accounts receivable.

Backlog

At February 28, 2023, our backlog of firm orders was approximately $46.7 million, compared to approximately $38.4 million at February 28, 2022.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2023, 2022 or 2021.

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

Environmental Stewardship

Ennis respects the environment and makes all attempts to protect our natural resources. We believe we comply with all laws and regulations regarding the use and preservation of our land, air, and water. This principle has been part of our Code of Conduct since 2005. Our goal of operating in an environmentally responsible manner aligns with our goals of operating a profitable and responsible business. For example, we recycle waste material generated in our printing processes to generate income from selling the scrap material. We recycled 23.1 million pounds of paper and 2.2 million pounds of cardboard and cores in 2023. Additionally, the use of soy based inks allows us to avoid cleaning solutions that may pose environmental hazards. We use environmentally friendly cleaning agents to insure that our waste water is not contaminated and does not require special disposal.

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

Two of our largest facilities have solvent recovery systems which allows recovery of press plate washing solutions for re-use. These systems result in a substantial reduction of any hazardous waste. The Company ensures that we are in compliance with applicable state and federal environmental laws on hazardous materials including Proposition 65 in California and federal Conflict Minerals compliance.

Attention to choice of material suppliers, transportation partners, energy usage and avoidance of hazardous wastes that might impact waste water disposal, are part of the business model that improves or avoids damage to the environment we live and work in.

Human Capital

At February 28, 2023, we had 1,919 employees. 167 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. We believe we have a good working relationship with all of the unions that represent our employees.

Social Responsibility

Equal Employment Opportunity: Ennis promotes a cooperative and productive work environment by supporting the cultural and ethnic diversity of its workforce and is committed to providing equal employment opportunity to all qualified employees and applicants. Pursuant to our Code of Conduct adopted in 2005 and reviewed at least annually, we do not unlawfully discriminate on the basis of race, color, sex, sexual orientation, religion, national origin, marital status, age, disability, or veteran status in any personnel practice, including recruitment, hiring, training, promotion, and discipline. We are an Equal Opportunity Employer and we comply with all employment laws including Title VII of the Civil Rights Act of 1964, Immigration and Nationality Act, and the Immigration Reform and Control Act. We take allegations of harassment and unlawful discrimination seriously and address all such concerns that are raised regarding our Code of Conduct.

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

Ennis is dedicated to ensuring that business is conducted ethically. All Ennis management must read, agree with, and sign a Code of Conduct and Ethics policy at least annually.

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

Risks related to our business and operations

Our results and financial condition are affected by global and local market conditions, and competitors’ pricing strategies, which can adversely affect our sales, margins, and net income.

Our results of operations can be affected by local, national and worldwide market conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen in the past, can all impact economic activity. Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility. Certain macroeconomic events, such as crises in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. In particular, the COVID-19 pandemic negatively impacted local, national and worldwide economies, and introduced market volatility. Whether we can manage these risks effectively depends on several factors, including (i) our ability to manage movements in commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the past volatility in the global financial markets, (ii) the impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities and (iii) other factors, which may be beyond our control.

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

We currently purchase the majority of our paper products from one major supplier at favorable costs based on the volume of business, and traditionally we have purchased our paper products from a limited number of suppliers, all of which must meet stringent quality and on-time delivery standards under long-term contracts. Fluctuations in the quality of our paper, unexpected price changes or other factors that relate to our suppliers could have a material adverse effect on our operating results. In particular, the COVID-19 pandemic made it more expensive or more difficult to source raw materials for our products, whether from our existing suppliers or new suppliers. Paper supply and other raw materials were limited, and due to tight demand and supply there was a significant amount of upward pressure on prices.

Paper is a commodity that is subject to frequent increases or decreases in price, and these fluctuations are sometimes significant. The prices for paper and many of our raw materials have been volatile and may continue to increase due to overall inflationary pressure and global market conditions. We believe there is no effective market of derivative instruments to insulate us against unexpected changes in price of paper in a cost-effective manner, and negotiated purchase contracts provide only limited protection against price increases. Generally, when paper prices increase, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, however, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or shortage in its availability could have a material adverse effect on our results of operations.

Challenging financial market conditions and changes in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 13% of our employees. As of February 28, 2023, the Pension Plan was 99% funded on a projected benefit obligation (PBO) basis and 105% on an accumulated benefit obligation (ABO) basis. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. A decline in long-term debt interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10 basis point change in the discount rate impacts our computed pension liability by approximately $525,000. Similar to fluctuations in market values, a drop in the discount rate can negatively impact our funded status, recorded pension liability and future contribution levels. Also, continued changes in the mortality assumptions can impact our funded status. Additionally, as we experienced in recent months, the number of retirees taking lump sum distributions could be sufficiently high as to cause a settlement charge, which would impact current earnings of the Pension Plan.

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

As of February 28, 2023, approximately 8% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Applicable tax rates and the jurisdictions within which we operate can vary and therefore our effective tax rate may be adversely affected by changes in the mix of our earnings by jurisdiction. We may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Income, sales or other tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied. Most recently, on August 16, 2022, legislation commonly known as the Inflation Reduction Act (the "IRA") was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes and limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. There may be changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions, revising tax law interpretations in jurisdictions, and changes in other tax laws. The U.S. government has proposed changes to increase the tax rates on corporations. All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

We incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers. Government regulations can and have impacted the availability of drivers, which will be a significant challenge to the transportation industry. Costs to employ drivers have increased and transportation shortages have become more prevalent. Additionally, the challenge of employing new drivers for the increasingly larger web-based economy could create shortages in trucks and drivers which could impact our sales. During fiscal year 2023, we experienced significantly higher freight and transportation costs as a result of overall inflationary pressures, and transportation and logistics constraints resulting from the COVID-19 pandemic.

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

The COVID-19 pandemic caused a significant downturn in global economic activity and subsequently caused significant market volatility and operational challenges. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future have a material adverse effect on our business, results of operations, financial condition and stock price. Our sales were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume and earnings in fiscal year 2021. While the demand for our products appears to have recovered in 2022 and 2023, economic uncertainties could continue to affect customer demand for our products and services, and the longer term effects of the pandemic, including supply chain disruptions and inflationary pressures are unknown and could have a material adverse effect on our results of operations.

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

As previously disclosed, the Company was targeted with an encryption ransomware attack on November 30, 2022. The attack was discovered while it was in process and immediate action was taken to isolate our network to limit the scope of any damage. The attack resulted in a brief disruption to the operation of our systems as we took our servers offline to eradicate the ransomware and restore our data and applications from secure backups. The Company did not communicate with the ransomware threat actor and never considered paying any ransom demand. Instead, the Company eliminated the ransomware and immediately proceeded to restore its critical files and functions. The Company incurred no material expense in connection with the ransomware attack. Based on the information currently known to date, the incident has not had a significant financial impact and the Company does not believe the incident will have a material impact on its business, results of operations or financial condition. Despite us improving our Information Technology General Controls, we cannot give any assurances that the Company will not become the subject of a future more sophisticated, or more harmful attack.

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Additionally, the COVID-19 pandemic may result in temporary or permanent healthcare reform measures, would could result in significant cost increases and other negative impacts to our business. While the Company has various cost control measures in place and employs an outside oversight review on larger claims, employee health benefits have been and are expected to continue to be a significant cost to us and may increase due to factors outside the Company’s control.

Risks related to our securities

Because of the volatility in the stock market in general, the market price of our Common Stock will also likely be volatile.

The stock markets have historically experienced price and volume fluctuations that at times have been extreme and have affected, and continue to affect, the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. If the market price of our Class A common stock falls below your investment price, you may lose some or all of your investment. In the past, companies that have experienced volatility in the marker price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management's attention.

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

All of our rented property is held under leases with original terms of one or more years, expiring at various times through August 2028. Generally, we are able to maintain or renew leases as they expire without significant difficulty, but leases in certain markets may be subject to significant rent increases that necessitate consolidating operations to maintain profitability.

		Approximate Square Footage
Location	General Use	Owned	Leased
Fairhope, Alabama	Manufacturing	65,000	—
Chino, California	Manufacturing	—	63,016
Sun City, California	Two Manufacturing Facilities	52,617	—
Denver, Colorado	One Manufacturing Facility	60,000
Lithia Springs, Georgia	Manufacturing	—	40,050
Harvard, Illinois	Manufacturing and Warehouse	42,000
South Elgin, Illinois	Manufacturing	—	70,500
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Girard, Kansas	Manufacturing	69,474	—
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Macomb, Michigan	Manufacturing	56,350	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
Coon Rapids, Minnesota	Warehouse	—	4,800
El Dorado Springs, Missouri	Manufacturing	70,894	—
Fenton, Missouri	Manufacturing	—	26,847
Marlboro, New Jersey	Manufacturing and Warehouse		7,450
Caledonia, New York	Manufacturing and one vacant	191,730	—
Fairport, New York	Two Manufacturing Facilities	40,800	—
Coshocton, Ohio	Manufacturing	24,750	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Claysburg, Pennsylvania	Manufacturing	—	69,000
Clarksville, Tennessee	Manufacturing	51,900	—
Powell, Tennessee	Manufacturing	43,968	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Houston, Texas	Manufacturing	—	29,668
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Bridgewater, Virginia	Manufacturing	—	25,730
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Roanoke, Virginia	Manufacturing		110,000
DePere, Wisconsin	Manufacturing & One Warehouse	—	142,347
Mosinee, Wisconsin	Manufacturing	—	5,400
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
		2,552,402	1,031,734
Corporate Offices

Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,589,702	1,031,734

* 22,000 square feet of Ennis, Texas location leased

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In April 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.0 million in actual and punitive damages in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. The impact of the Judgment has not been reflected in the accompanying consolidated financial statements as of February 28, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2023
First Quarter	$19.24	$16.94	6,424	$0.250
Second Quarter	22.67	16.55	7,768	$0.250
Third Quarter	23.44	19.81	6,238	$0.250
Fourth Quarter	23.48	20.55	6,131	$0.250
Fiscal Year Ended February 28, 2022
First Quarter	$22.24	$19.99	2,703	$0.225
Second Quarter	21.85	19.26	2,842	$0.250
Third Quarter	20.08	17.65	5,703	$0.250
Fourth Quarter	20.26	18.07	5,685	$0.250

On May 9, 2023, the last reported sale price of our common stock on the NYSE was $19.44, and there were approximately 655 shareholders of record. Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board of Directors (“Board”) deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.225 per share of our common stock was paid in each quarter of fiscal year 2021 and in the first quarter of fiscal year 2022. A dividend of $0.25 per share of our common stock was paid in each subsequent quarter of fiscal year 2022 and in each quarter of fiscal year 2023.

Dividends are declared at the discretion of the Board and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. The Board does view the dividend as an important aspect of owning Ennis stock and continues to rank it high in priority in allocating the Company's earnings.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,213,111 common shares under the program at an average price of $16.25 per share. During our fiscal year 2023, we repurchased 64,082 shares of common stock at an average price of $17.46 per share. As of February 28, 2023, $23.9 million remained available to repurchase shares of common stock under the program.

Stock Performance Graph

The graph below matches Ennis, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 2/28/2018 to 2/28/2023.

	2018	2019	2020	2021	2022	2023
Ennis, Inc.	$100.00	$104.14	$114.43	$104.91	$114.56	$135.05
S&P 500	100.00	97.69	118.87	139.37	171.83	157.71
Russell 2000	100.00	96.48	105.36	137.15	135.50	130.92

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. [Reserved]

Not applicable.

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
•
Critical Accounting Estimates – A discussion of the accounting policies that require our most critical judgments and estimates relating to our continuing operations. This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates. This section also provides a summary of recently adopted and recently issued accounting pronouncements that have or may materially affect our business.
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

References to 2023, 2022 and 2021 refer to the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021, respectively.

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

COVID-19 Pandemic – Our sales were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume and earnings in fiscal year 2021. The demand for our products strengthened in fiscal year 2022 and fiscal year 2023, and our sales increased. We were also confronted with rising raw material and logistics costs, delayed delivery times and labor shortages. Despite these challenges, our disciplined cost management and pricing strategies contributed to our improved performance in fiscal year 2022 and 2023. While the markets appear to have recovered from the more direct negative impacts of the pandemic, the longer term effects of the pandemic, including supply chain disruptions and inflationary pressures, are unknown and could have a material adverse effect on our business, results of operations and financial results.

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

Production capacity and price competition within our industry – Changes in the value of the U.S. dollar can have a significant impact on the pricing and supply of paper. The weakening of the U.S. dollar will usually result in the dissipation of any pricing advantage that foreign imports have over domestic suppliers, which typically results in lower levels of imported papers and an increase in domestic exports. With increased pricing power, domestic paper producers can better control the supply of paper by eliminating capacity or changing the products produced on their large paper machines. The strengthening of the U.S. dollar usually has the opposite effect: more cheap imported paper; less domestic exports; and lower pricing power in the hands of domestic paper producers. Domestic paper suppliers typically seek to balance supply and demand, including by (if possible) taking capacity out of the market, whether by taking production off-line or switching production to alternative paper products. Generally, if mills are running at high capacity, suppliers are able to raise prices. Increased foreign imports and demand declines have currently stabilized price increases of North American printing & writing paper. The extent to which import pressures remain in place will likely play a major role in price stability or decreases. We intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

Critical Accounting Estimates

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

As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status and associated liability recorded. The expected rate of return on assets was unchanged from the 6.50% at February 28, 2022.

Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our funded status, recorded pension liability and future contribution levels with the opposite impact occurring for an increase in the discount rate. During fiscal year 2023, the discount rate used to determine the net pension obligations for purposes of our Consolidated Financial Statements increased to 5.00% from 3.10% in fiscal year 2022. The discount rate is reviewed by management annually and is adjusted to reflect movements in the average Mercer and FTSE (formerly Citigroup) pension yield curves for mature pension plans with duration of about 12-15 years. The Company estimated the duration of its pension benefit obligation (PBO) to be approximately 12-15 years. Each 10 basis point change in the discount rate impacts our computed pension liability by about $0.53 million.

Also, continued changes in the mortality assumptions could potentially impact our funded status. For the February 28, 2023 measurement, no change was made to the mortality assumption. While U.S. mortality has been higher in the last couple of years due to the pandemic and other related factors, the mortality assumption is used to estimate the future lifetime of plan participants. Any actual impact on the Pension Plan from the higher than expected mortality has already been recognized in the underlying participant data used to measure the pension liability. The impact on future longevity is still being studied, and there is a general expectation that the current population is a healthier cohort such that mortality rates may return to pre-pandemic levels. This assumption will continue to be monitored.

Goodwill and Other Intangible Assets – Amounts allocated to intangibles and goodwill are determined based on valuation analyses for our acquisitions. Amortizable intangibles are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We assess goodwill for impairment annually as of December 1, or more frequently if impairment indicators are present. The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting business, overall financial performance of the business, and performance of the share price of the Company. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. If the evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the fiscal years ended February 28, 2023 or February 28, 2022.

Revenue Recognition – Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Our allowance for credit losses is based on an analysis that estimates the amount of our total customers receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. While we believe we have exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Returns, discounts and other allowances have historically been insignificant. In some cases and upon customer request, we print and store custom print product for customer specified future delivery, generally within twelve months. In this case, risk of loss from obsolescence passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete. Approximately $17.1 million, $14.6 million, and $12.5 million of revenue were recognized under these agreements during fiscal years ended 2023, 2022 and 2021, respectively.

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

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products. The operating results of the Company for fiscal year 2023 and the comparative fiscal years 2022 and 2021 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands)	2023		2022		2021
Net sales	$431,837	100.0%	$400,014	100.0%	$357,973	100.0%
Cost of goods sold	300,787	69.7	285,291	71.3	254,207	71.0
Gross profit margin	131,050	30.3	114,723	28.7	103,766	29.0
Selling, general and administrative	70,793	16.4	71,410	17.9	68,270	19.1
Gain from disposal of assets	(5,896)	(1.4)	(271)	(0.1)	(405)	(0.1)
Income from operations	66,153	15.3	43,584	10.9	35,901	10.0
Other expense	(1,223)	(0.3)	(1,640)	(0.4)	(2,614)	(0.7)
Earnings before income taxes	64,930	15.0	41,944	10.5	33,287	9.3
Provision for income taxes	17,630	4.1	12,962	3.2	9,193	2.6
Net earnings	$47,300	11.0%	$28,982	7.2%	$24,094	6.7%

Net Sales. Our net sales increased from $400.0 million for fiscal year 2022 to $431.8 million for fiscal year 2023, an increase of 8%. The increase was attributable to $3.3 million in revenues from our recent acquisitions as well as price and volume increases that were partially offset by reduced volumes in the fourth quarter. The acquisition of AmeriPrint, and School Photo Marketing, is an integral part of our strategy to offset normal industry revenue declines due to print attrition and other changes.

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

Cost of Goods Sold. Our manufacturing costs increased from $285.3 million for fiscal year 2022 to $300.8 million for fiscal year 2023, or 5.4%. Our gross profit margin (“margin”) increased from 28.7% for fiscal year 2022 to 30.3% for fiscal year 2023. Improved operational efficiencies and pricing adjustments to cover inflationary costs, primarily of paper, supplies and labor, contributed to improve our gross profit margin as a percentage of sales.

Our manufacturing costs increased from $254.2 million for fiscal year 2021 to $285.3 million for fiscal year 2022, or 12.2%. Our margin decreased slightly from 29.0% for fiscal year 2021 to 28.7% for fiscal year 2022. Paper supply has grown more limited and due to tight demand and supply, there has been a significant amount of upward pressure on prices. We have been adjusting our pricing to cover paper inflation during the year, but the increased backlog of unproduced orders created timing issues which had an impact on our gross profit margins.

Selling, general, and administrative expenses. Our selling, general, and administrative (“SG&A”) expenses decreased approximately 0.9%, from $71.4 million for fiscal year 2022 to $70.8 million for fiscal year 2023. As a percentage of sales, SG&A expenses declined from 17.9% in fiscal year 2022 to 16.4% for fiscal year 2023. Our SG&A expense decreased as a result of operational efficiencies and intangible assets fully amortized in fiscal year 2022 partially offset by increased bonus expense.

Our SG&A expenses increased approximately 4.5%, from $68.3 million for fiscal year 2021 to $71.4 million for fiscal year 2022. As a percentage of sales, SG&A expenses declined from 19.1% in fiscal year 2021 to 17.9% for fiscal year 2022. Our acquisitions negatively impacted our SG&A expenses by approximately $2.3 million SG&A during fiscal year 2022.

(Gain) loss from disposal of assets. The $5.9 million gain from disposal of assets for fiscal 2023 is primarily from the sale of an unused manufacturing facility, $5.8 million, and $0.1 million of manufacturing equipment. The $0.3 million gain from disposal of assets for fiscal year 2022 is primarily related to the sale of an unused manufacturing facility and manufacturing equipment. The $0.4 million gain from disposal of assets for fiscal year 2021 is primarily attributed to the $.5 million gain on the sale of land and manufacturing facilities offset by approximately a $0.1 million loss in the sale of manufacturing equipment.

Income from operations. Primarily due to factors described above, our income from operations for fiscal year 2023 increased 51.8% to $66.2 million, or 15.3% of net sales, from $43.6 million, or 10.9% of net sales in 2022, and increased 21.4% to $43.6 million, or 10.9% of net sales, compared to $35.9 million, or 10.0% of net sales, for fiscal year 2021.

Other income (expense). Other expense was $1.2 million for fiscal year 2023 compared to $1.6 million for fiscal year 2022. The decrease in expense was primarily related to higher non-service cost components of net periodic benefit costs relating to pension expense offset by an increase in interest income from higher interest rates in fiscal year 2023. Other expense was $1.6 million for fiscal year 2022 compared to expense of $2.6 million for fiscal year 2021. The decrease in expense was primarily related to decrease in pension expense.

Provision for income taxes. Our effective tax rates for fiscal years 2023, 2022 and 2021 were 27.2%, 30.9%, and 27.6%, respectively. The higher effective tax rate for fiscal year 2022 was primarily the result of distributions during the year from our deferred compensation plan which was terminated in fiscal year 2021.

Net earnings. Net earnings were $47.3 million, or $1.82 per diluted share for fiscal year 2023, as compared to $29.0 million, or $1.11 per diluted share for fiscal year 2022. Net earnings were impacted by increased revenues and a $5.8 million gain from disposal of assets that added $0.17 per share. Net earnings were $29.0 million, or $1.11 per diluted share for fiscal year 2022, as compared to $24.1 million, or $0.93 per share for fiscal year 2021. Our acquisitions of Infoseal and AmeriPrint added $23.9 million in revenues and $0.08 in diluted earnings per share for the fiscal year compared to the corresponding prior year.

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

	Fiscal Years Ended
(Dollars in thousands)	2023	2022	2021
Working Capital	$155,379	$127,839	$113,022
Cash	$93,968	$85,606	$75,190

Working Capital. Our working capital increased by approximately $27.5 million, or 21.5%, from $127.8 million at February 28, 2022 to $155.4 million at February 2023. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 for fiscal year 2022 to 4.8 to 1.0 for fiscal year 2023. Our increase in working capital primarily reflects the increase in cash, $8.4 million, accounts receivable $14.5 million, and inventory $8.3 million, offset by the increase in our accounts payable and accrued expense.

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

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2023	2022	2021
Net cash provided by operating activities	$46,776	$50,678	$52,817
Net cash used in investing activities	$(11,457)	$(10,052)	$(21,183)
Net cash used in financing activities	$(26,957)	$(30,210)	$(24,702)

Cash flows from operating activities. Cash provided by operating activities was $46.8 million for fiscal year 2023 (a decrease of $3.9 million compared to fiscal year 2022), $50.7 million for fiscal year 2022 (a decrease of $2.1 million compared to fiscal year 2021) and $52.8 million for fiscal year 2021.

Our decreased operational cash flows in fiscal year 2023 compared to fiscal year 2022 was primarily the result of a $3.4 million decrease from inventories, $8.2 million decrease from our accounts receivable, $5.9 million gain from disposal of assets and a $5.0 million decrease from deferred tax liability offset by $18.3 million in increased earnings.

Our decreased operational cash flows in fiscal year 2022 compared to fiscal year 2021 was primarily the result of a $7.6 million decrease from inventories and a $7.2 million decrease from our accounts receivable offset by a $4.9 million increase from our accounts payable and accrued expenses, and a $4.9 million increase in net earnings.

Cash flows from investing activities. Cash used in investing activities was $11.5 million in fiscal year 2023 compared to $10.1 million in fiscal year 2022, and $21.2 million in fiscal year 2021. The $1.4 million decrease in cash used in fiscal year 2023 compared to fiscal year 2022 was primarily due to a $2.2 million decrease in capital expenditures and $0.8 million increase in proceeds from disposal of plant and property, offset by a $4.4 million increase in costs to acquire businesses The $11.1 million increase in cash used in fiscal year 2022 compared to fiscal year 2021 was primarily due to a $14.9 million decrease in costs to acquire businesses offset by $2.9 million increase in capital expenditures.

Cash flows from financing activities. Cash used in financing activities was $27.0 million in fiscal year 2023 compared to $30.2 million in fiscal year 2022 and $24.7 million used in fiscal year 2021.

The decrease in our cash used in financing activities in fiscal year 2023 was primarily due to a $3.7 million decrease of common stock repurchases. The increase in our cash used in financing activities in fiscal year 2022 compared to fiscal year 2021 resulted from two factors: (i) an increase of $3.6 million of common stock repurchases; and (ii) the payment of $2.0 million more in dividends in fiscal year 2022 compared to fiscal year 2021.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $40.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,213,111 common shares under the program at an average price of $16.25 per share. During our fiscal year 2023, we repurchased 64,082 shares of common stock at an average price of $17.46 per share. As of February 28, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program. The Company expects to continue to repurchase its shares under the repurchase program during fiscal year 2024 provided that the Board determines such repurchases to be in the best interests of the Company and its shareholders.

Credit Facility – We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line, since paid in August 2019. As of February 28, 2023, we had $0.6 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenditures.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. The assumptions used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligations for purposes of our Consolidated Financial Statements. The funding of our Pension Plan is governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the Internal Revenue Code and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. For the period ended February 28, 2023, the specified corridor around the 25-year average was 5%. We made a contribution of $2.0 million to our Pension Plan in fiscal year 2023 and $1.0 million in fiscal year 2022. There was no contribution required or made in fiscal year 2021. Given our funding status as of February 28, 2023 and absent any significant negative event, we anticipate that our future contributions will be between $1.0 million and $3.0 million per year, depending on our Pension Plan’s funding.

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

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2024, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $3.0 million and $5.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2023 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. The following table represents our contractual commitments as of February 28, 2023 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	$36,100	$3,000	$6,700	$6,500	$19,900
Letters of credit	583	583	—	—	—
Operating leases	14,174	5,349	7,504	1,321	—
Total	$50,857	$8,932	$14,204	$7,821	$19,900

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at February 28, 2023, we will be exposed to interest rate risk if we borrow under a credit facility in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2023. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2023.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”). Based on management’s assessment using those criteria, we believe that, as of February 28, 2023, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of SPM, which we acquired on November 30, 2022, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and revenues resulting from this acquisition constituted less than 1 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2023.

Changes in Internal Controls

As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, management identified there were deficiencies in certain aspects of our information technology controls that permitted a threat actor to gain access to the Company's network on November 30, 2022 and subsequently launch a ransomware attack that resulted in the encryption of some of the Company's servers and desktop computers. While the encryption attack did not result in any impairment of the Company's financial data in its ERP system, the deficiencies in our network access IT controls that made our network vulnerable to the ransomware attack constituted a material weakness. Subsequently, the Company has taken corrective action to remediate and address the network access IT control deficiencies that permitted the cyber-attack. The Company added in its systems various new controls to strengthen our cybersecurity. Based on testing performed by management, implemented controls are designed and operating effectively and the material weakness has been remediated as of February 28, 2023.

Except for the changes noted above in connection with the initiatives to remediate the material weakness, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CohnReznick, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal year ended February 28, 2023 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, including “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders.

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

Exhibit 10.3	2021 Long-Term Incentive Plan effective on July 15, 2021, incorporated herein by reference to Appendix A of the Registrant's Form DEF 14A filed on June 3, 2021.

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2023, filed on May 12, 2023, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

ENNIS, INC.

Date: May 12, 2023	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 12, 2023	/s/ VERA BURNETT
Vera Burnett
Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 12, 2023	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 12, 2023	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 12, 2023	/s/ AARON CARTER
Aaron Carter, Director

Date: May 12, 2023	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 12, 2023	/s/ MARGARET A. WALTERS
Margaret A. Walters, Director

Date: May 12, 2023	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 12, 2023	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 12, 2023	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 12, 2023	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 12, 2023	/s/ VERA BURNETT
Vera Burnett, Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Ennis, Inc. and subsidiaries (the “Company”) as of February 28, 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 12, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since November 2022.

Dallas, Texas

May 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Ennis, Inc. and subsidiaries (the “Company”) as of February 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of School Photo Marketing (“SPM”), which is consolidated starting the acquisition date November 30, 2022 in the consolidated financial statements of the Company and constituted less than 1% of net sales for the year then ended February 28, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SPM.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of the Company and our report dated May 12, 2023 expressed and unqualified opinion.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Dallas, Texas

May 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended February 28, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022, and the results of its operations and its cash flows for the years ended February 28, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2005 to 2022.

Dallas, Texas

May 9, 2022

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

		February 28,
	2023		2022
Assets
Current assets
Cash	$93,968		$85,606
Accounts receivable, net	53,507		39,022
Inventories, net	46,834		38,538
Prepaid expenses	2,317		1,863
Total current assets	196,626		165,029
Property, plant and equipment
Plant, machinery and equipment	153,074		151,126
Land and buildings	59,163		59,642
Computer equipment and software	18,832		18,368
Other	4,292		4,275
Total property, plant and equipment	235,361		233,411
Less accumulated depreciation	187,572		179,778
Net property, plant and equipment	47,789		53,633
Operating lease right-of-use assets, net	13,133		15,544
Goodwill	91,819		88,677
Intangible assets, net	44,088		45,569
Other assets	380		392
Total assets	$393,835		$368,844

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

		February 28,
	2023		2022
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,333		$16,678
Accrued expenses	18,067		15,422
Current portion of operating lease liabilities	4,847		5,090
Total current liabilities	41,247		37,190
Liability for pension benefits	646		5,729
Deferred income taxes	11,098		11,405
Operating lease liabilities, net of current portion	8,162		10,241
Other liabilities	1,250		464
Total liabilities	62,403		65,029
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 28, 2023 and 2022	75,134		75,134
Additional paid-in capital	125,887		123,990
Retained earnings	219,459		197,998
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(14,104)		(18,587)
Treasury stock	(74,944)		(74,720)
Total shareholders’ equity	331,432		303,815
Total liabilities and shareholders' equity	$393,835		$368,844

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2023	2022	2021
Net sales	$431,837	$400,014	$357,973
Cost of goods sold	300,787	285,291	254,207
Gross profit	131,050	114,723	103,766
Selling, general and administrative	70,793	71,410	68,270
Gain from disposal of assets	(5,896)	(271)	(405)
Income from operations	66,153	43,584	35,901
Other income (expense)
Interest expense	-	(9)	(11)
Other, net	(1,223)	(1,631)	(2,603)
Total other income (expense)	(1,223)	(1,640)	(2,614)
Earnings from operations before income taxes	64,930	41,944	33,287
Income tax expense	17,630	12,962	9,193
Net earnings	$47,300	$28,982	$24,094
Weighted average common shares outstanding
Basic	25,818,737	26,026,477	25,995,127
Diluted	25,951,141	26,109,341	25,995,127
Earnings per share
Basic	$1.83	$1.11	$0.93
Diluted	$1.82	$1.11	$0.93
Cash dividends per share	$1.00	$0.975	$0.90

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2023	2022	2021
Net earnings	$47,300	$28,982	$24,094
Adjustment to pension, net of taxes	4,483	1,695	4,924
Comprehensive income	$51,783	$30,677	$29,018

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2021, 2022, AND 2023

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2020	30,053,443	$75,134	$123,052	$193,809	$(25,206)	(4,136,286)	$(72,460)	$294,329
Net earnings	—	—	—	24,094	—	—	—	24,094
Adjustment to pension, net of deferred tax of $1,641	—	—	—	—	4,924	—	—	4,924
Dividends paid ($0.90 per share)	—	—	—	(23,467)	—	—	—	(23,467)
Stock based compensation	—	—	1,243	—	—	—	—	1,243
Exercise of stock options and restricted stock	—	—	(1,278)	—	—	110,652	1,939	661
Common stock repurchases	—	—	—	—	—	(77,996)	(1,235)	(1,235)
Balance February 28, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	28,982	—	—	—	28,982
Adjustment to pension, net of deferred tax of $565	—	—	—	—	1,695	—	—	1,695
Dividends paid ($0.975 per share)	—	—	—	(25,420)	—	—	—	(25,420)
Stock based compensation	—	—	2,799	—	—	—	—	2,799
Exercise of stock options and restricted stock	—	—	(1,826)	—	—	104,485	1,826	—
Common stock repurchases	—	—	—	—	—	(254,679)	(4,790)	(4,790)
Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	47,300	—	—	—	47,300
Adjustment to pension, net of deferred tax of $1,494	—	—	—	—	4,483	—	—	4,483
Dividends paid ($1.00 per share)	—	—	—	(25,839)	—	—	—	(25,839)
Stock based compensation	—	—	2,791	—	—	—	—	2,791
Exercise of stock options and restricted stock	—	—	(894)	—	—	51,071	894	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,118)	(1,118)
Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$47,300	$28,982	$24,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,180	10,396	9,922
Amortization of intangible assets	7,176	8,381	8,115
Gain from disposal of assets	(5,896)	(271)	(405)
Bad debt expense, net of recoveries	663	429	1,044
Stock based compensation	2,791	2,799	1,243
Deferred income taxes	(1,801)	3,162	(2,713)
Net pension expense	894	1,690	3,928
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net of non-cash item discussed in Note 15 in 2023	(9,245)	(1,036)	6,117
Prepaid expenses and income taxes	(370)	(257)	2,100
Inventories	(7,780)	(4,400)	3,187
Other assets	(563)	(19)	(124)
Accounts payable and accrued expenses	3,334	1,533	(3,340)
Other liabilities	93	(711)	(351)
Net cash provided by operating activities	46,776	50,678	52,817
Cash flows from investing activities:
Capital expenditures	(4,332)	(6,537)	(3,679)
Purchase of businesses, net of cash acquired	(8,767)	(4,340)	(19,202)
Proceeds from disposal of plant and property	1,642	825	1,698
Net cash used in investing activities	(11,457)	(10,052)	(21,183)
Cash flows from financing activities:
Dividends paid	(25,839)	(25,420)	(23,467)
Common stock repurchases	(1,118)	(4,790)	(1,235)
Net cash used in financing activities	(26,957)	(30,210)	(24,702)
Net change in cash	8,362	10,416	6,932
Cash at beginning of period	85,606	75,190	68,258
Cash at end of period	$93,968	$85,606	$75,190

See accompanying notes to consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies and General Matters

Nature of Operations. Ennis, Inc. and its wholly owned subsidiaries (collectively, the “Company”) are principally engaged in the production of and sale of business forms and other printed products to customers primarily located in the United States.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2023, February 28, 2022 and February 28, 2021 (fiscal years ended 2023, 2022 and 2021, respectively).

Segment Reporting. The Company operates as one segment, in which management uses one measure of profitability, and all of the Company’s assets are located in the United States of America. The Company does not operate separate lines of business or separate business entities. Accordingly, the Company does not have separately reportable segments.

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

Inventories. With the exception of approximately 6.1% and 7.9% of its inventories valued at the lower of last-in, first-out ("LIFO") for fiscal years 2023 and 2022, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices.

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

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer. Approximately $17.1 million, $14.6 million and $12.5 million of revenue was recognized under these arrangements during fiscal years 2023, 2022 and 2021, respectively.

Storage revenue for certain customers may be recognized over time rather than at a point in time. The amount of storage revenue is immaterial to the consolidated financial statements. As the output method for measure of progress is determined to be appropriate, the Company recognizes revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 28, 2023.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.6 million, $0.9 million and $0.8 million during the fiscal years ended 2023, 2022 and 2021, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination.

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. No options were outstanding at the end of fiscal years 2023, 2022 and 2021. The dilutive shares for restricted stock grants are included in the computation for basic and diluted earnings per share.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents the activity in the Company’s allowance for doubtful receivables for the fiscal years ended (in thousands):

	2023	2022	2021
Balance at beginning of period	$1,200	$961	$715
Bad debt expense, net of recoveries	663	429	1,044
Accounts written off	(153)	(190)	(798)
Balance at end of period	$1,710	$1,200	$961

Accounts receivable at February 28, 2023 includes a $4.5 million receivable related to the sale of an unused manufacturing facility. The note is structured to be paid in 12 consecutive monthly installments, with a fixed interest rate of 5.95% per annum. The payments are amortized over a period of 360 months, with a balloon payment due upon completion of the final payment.

	February 28,	February 28,
	2023	2022
Trade Receivables, net of allowance for doubtful receivables	$44,645	$37,295
Vendor Rebates	4,354	1,727
Notes Receivable	4,508	-
	$53,507	$39,022

(3) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2023 and February 28, 2022 (in thousands):

	2023	2022
Raw material	$30,308	$25,276
Work-in-process	6,174	5,547
Finished goods	10,352	7,715
	$46,834	$38,538

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserves for excess and obsolete inventory at fiscal years ended 2023 and 2022 were $1.6 million and $1.5 million, respectively.

The excess of current costs at FIFO over LIFO stated values was approximately $6.7 million and $5.9 million as of fiscal years ended 2023 and 2022, respectively. During both fiscal year 2023 and 2022, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared with the cost of fiscal years 2022 and 2021, as applicable. The effect decreased cost of sales by approximately $0.3 million, $0.9 million and $0.1 million for fiscal years 2023, 2022 and 2021, respectively. Cost includes materials, labor and overhead related to the purchase and production of inventories.

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

Acquisition of School Photo Marketing

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM"), which is based in Morganville, New Jersey, for $8.8 million (with additional potential earn-out consideration of up to $1,000,000 over a four-year period upon the attainment of specified financial benchmarks) plus the assumption of trade payables, subject to certain adjustments. At February 28, 2023 and 2022, the contingent earn-out liability amounted to $0.8 million and zero, respectively. The seller shall receive fifty percent (50%) of Purchaser's annual earnings from the business, before interest and taxes in excess of $1.4 million. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using our best estimates and assumptions as of the acquisition date. All goodwill of $3.1 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $5.1 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of SPM brings printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

The following table summarizes the Company's aggregate purchase price allocation for SPM as of the acquisition date (in thousands):

Accounts receivable	$1,403
Inventories	516
Other assets	84
Right-of-use asset	487
Property, plant & equipment	250
Goodwill and intangibles	8,262
Accounts payable and accrued liabilities	(1,748)
Operating lease liability	(487)
$8,767

Acquisition of AmeriPrint Corporation

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Infoseal LLC

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
$19,202

The results of operations for Infoseal, AmeriPrint and SPM are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though the respective acquisition had occurred as of the beginning of the comparable prior period. The following pro forma information for fiscal years 2023 and 2022 includes AmeriPrint and SPM, and fiscal year 2021 includes AmeriPrint and Infoseal. The pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2023	2022	2021
Pro forma net sales	$440,416	$408,323	$380,513
Pro forma net earnings	48,459	29,509	24,502
Pro forma earnings per share - diluted	1.87	1.13	0.94

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Leases

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the fiscal years ended 2022 and 2023.

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

Lease expense is recognized in cost of sales and selling, general and administrative expense within the Consolidated Statements of Operations, based on the underlying nature of the leased asset.

Components of lease expense for the three fiscal years ended (in thousands):

	2023	2022	2021
Operating lease cost	$5,974	$6,217	$6,461

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,987	$6,196	$6,432
Right-of-use assets obtained in exchange for operating lease obligations	$3,065	$3,441	$5,367

Weighted Average Remaining Lease Terms
Operating leases	3 Years	3 Years	4 Years

Weighted Average Discount Rate
Operating leases	3.86%	3.63%	3.74%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2024	$4,938
2025	4,611
2026	2,893
2027	1,168
2028	153
Thereafter	-
Total future minimum lease payments	$13,763
Less imputed interest	754
Present values of lease liabilities	$13,009

(6) Goodwill and Intangible Assets

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for fiscal years 2023 or 2022.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2023	(in years)	Amount	Amortization	Net
Amortized intangible assets
Trademarks and trade names	10.1	$28,977	$12,294	$16,683
Customer lists	5.4	80,733	54,020	26,713
Non-compete	2.7	210	145	65
Technology	6.7	650	23	627
Total	7.2	$110,570	$66,482	$44,088

As of February 28, 2022
Amortized intangible assets
Trademarks and trade names	11.0	$28,207	$10,301	$17,906
Customer lists	6.1	76,458	48,903	27,555
Non-compete	3.3	877	769	108
Total	8.0	$105,542	$59,973	$45,569

Aggregate amortization expense for each of the fiscal years 2023, 2022 and 2021 was approximately $7.2 million, $8.4 million and $8.1 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2024	$7,546
2025	7,373
2026	6,757
2027	5,674
2028	4,178

Changes in the net carrying amount of goodwill for fiscal years 2023 and 2022 are as follows (in thousands):

Balance as of March 1, 2021	$88,647
Goodwill acquired	30
Balance as of February 28, 2022	88,677
Goodwill acquired	3,142
Balance as of February 28, 2023	$91,819

During fiscal year 2023, $3.1 million was added to goodwill related to the acquisition of SPM. During fiscal year 2022, an adjustment of $0.5 million to reduce goodwill related to the Infoseal acquisition, and $0.5 million and less than $0.1 million was added to goodwill related to the acquisition of AmeriPrint and Superior Copies, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 28,
	2023	2022
Employee compensation and benefits	$14,823	$11,587
Taxes other than income	1,154	947
Accrued legal and professional fees	376	251
Accrued utilities	129	108
Income taxes payable	552	1,606
Other accrued expenses	1,033	923
	$18,067	$15,422

(8) Long-Term Debt

The Company did not renew its Credit Agreement which expired November 11, 2021. The Company has had no outstanding long term debt under the revolving credit line since paid in August 2019. As of November 30, 2021, the Company had $0.6 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

(9) Shareholders’ Equity

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

During the fiscal years ended February 28, 2023 and 2022, the Company repurchased 64,082 and 254,679 shares of common stock under the program at an average price of $17.46 and $18.81 per share, respectively. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.25 per share. As of February 28, 2023, there was $23.9 million available to repurchase shares of the Company’s common stock under the program.

(10) Stock Option Plan and Stock Based Compensation

The Company grants stock options and restricted stock to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At fiscal year ended February 28, 2023, the Company has 890,044 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the fiscal years ended 2023, 2022 and 2021, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $2.8 million, $2.8 million and $1.4 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

No stock options were granted during fiscal years 2023, 2022 or 2021.

The Company had no unvested stock options outstanding at any time during the fiscal year ended February 28, 2023.

Restricted Stock

The following occurred with respect to the Company’s restricted stock awards for each of the three fiscal years ended February 28, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2020	143,926	$19.79
Granted	59,315	17.09
Terminated	(10,098)	19.00
Vested	(73,414)	19.16
Outstanding at February 28, 2021	119,729	$18.90
Granted	51,920	20.30
Terminated	—	19.00
Vested	(104,485)	19.70
Outstanding at March 1, 2022	67,164	$18.73
Granted	22,000	19.78
Terminated	—	—
Vested	(39,381)	19.00
Outstanding at February 28, 2023	49,783	$18.99

As of February 28, 2023, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.4 years. As of February 28, 2023, the Company’s outstanding restricted stock had an underlying fair value of $0.9 million at date of grant.

Restricted Stock Units

During the fiscal year ended February 28, 2023, 93,532 performance-based RSUs and 9,893 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.47 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following occurred with respect to the Company’s restricted stock units ("RSUs") for each of the three fiscal years ended February 28:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at February 28, 2021	—	$—	—	$—
Granted	44,494	20.38	177,977	23.17
Terminated	(9,423)	20.38	(37,690)	23.17
Vested	—	—	—	—
Outstanding at March 1, 2022	35,071	$20.38	140,287	$23.17
Granted	9,893	19.47	93,532	23.17
Terminated	—	—	—	—
Vested	(11,690)	20.38	—	—
Outstanding at February 28, 2023	33,274	$20.11	233,819	$23.17

As of February 28, 2023, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.4 million over a weighted average remaining requisite service period of 1.5 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $2.2 million over a weighted average remaining requisite service period of 1.8 years. As of February 28, 2023, the Company’s outstanding RSUs had an underlying fair value of $6.1 million at date of grant.

(11) Benefit Plans

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

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2023	2022
Equity securities	52%	57%
Debt securities	44%	40%
Cash and cash equivalents	4%	3%
Total	100%	100%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted a dynamic asset allocation plan ("Glide Path") which assists in optimizing the volatility of the Pension Plan's funded status over the long term. Glide Path is a schedule of planned asset allocation shifts, dependent upon changes in the Pension Plan's funded status. It is expected that the allocation to Liability Hedge Assets (Fixed Income) will increase as the funded status of the Pension Plan improves. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2023 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	44 – 64%
Equity	34 – 54%

The Company estimates the long-term rate of return on Pension Plan assets will be 6.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2023 was 6.5%. The rate used in the calculation of fiscal year ended 2022 pension expense was 6.5%.

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value as of February 28, 2023 and February 28, 2022 (in thousands):

	February 28, 2023
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,093	$2,093	$—	$—
Government bonds	9,793	—	9,793	—
Corporate bonds	15,797	—	15,797	—
Domestic equities	16,833	16,833	—	—
Foreign equities	4,726	4,726	—	—
	$49,242	$23,652	$25,590	$—

	February 28, 2022
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,172	$2,172	$—	$—
Government bonds	8,623	—	8,623	—
Corporate bonds	14,941	—	14,941	—
Domestic equities	26,582	26,582	—	—
Foreign equities	6,705	6,705	—	—
	$59,023	$35,459	$23,564	$—

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2023	2022	2021
Components of net periodic benefit cost
Service cost	$944	$1,075	$1,271
Interest cost	1,967	1,682	1,754
Expected return on plan assets	(3,699)	(3,723)	(4,074)
Amortization of:
Unrecognized net loss	2,409	2,558	3,358
Settlement charge	1,273	1,097	1,619
Net periodic benefit cost	2,894	2,689	3,928

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive Income
Net actuarial loss (gain)	(2,295)	1,396	(1,588)
Amortization of net actuarial loss	(3,682)	(3,655)	(4,977)
	(5,977)	(2,259)	(6,565)
Total recognized in net periodic pension cost and other comprehensive income	$(3,083)	$430	$(2,637)

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2023	2022	2021
Weighted average discount rate (net periodic pension cost)	3.10%	2.65%	2.65%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	6.50%	6.50%	6.50%
Weighted average discount rate (benefit obligations)	5.00%	3.10%	2.65%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

During the fiscal year ended 2023, the Company adopted the MP-2021 improvement scale (mortality rate assumption) to determine their benefit obligations under the Pension Plan. The accumulated benefit obligation (“ABO”), change

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2023	2022
Change in benefit obligation
Projected benefit obligation at beginning of year	$64,752	$66,018
Service cost	944	1,075
Interest cost	1,967	1,682
Actuarial (gain) loss	(12,824)	(151)
Other assumption change	69	155
Benefits paid	(4,885)	(4,148)
Settlement	(135)	121
Projected benefit obligation at end of year	$49,888	$64,752
Change in plan assets:
Fair value of plan assets at beginning of year	$59,023	$59,719
Company contributions	2,000	1,000
Gain on plan assets	(6,896)	2,452
Benefits paid	(4,885)	(4,148)
Fair value of plan assets at end of year	$49,242	$59,023
Funded (unfunded) status	$(646)	$(5,729)
Accumulated benefit obligation at end of year	$46,904	$60,216

The measurement dates of actuarial valuations used to determine pension and other postretirement benefits is the Company’s fiscal year end. In the third quarter of fiscal years 2023 and 2022, lump sum distributions of $2.1 million and $1.9 million were made to plan participants and resulted in a non-cash settlement charge of $0.8 million and $0.8 million, respectively. The Company made a $2.0 million contribution to the Pension Plan during fiscal year 2023. Depending on the Pension Plan’s projected funding status, the Company expects to contribute between $1.0 million and $3.0 million to the Pension Plan during fiscal year 2024.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2024	$3,000
2025	3,000
2026	3,700
2027	3,500
2028	3,000
2029 – 2033	19,900

401(k) Plan

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.9 million, $2.0 million and $1.9 million in fiscal years ended 2023, 2022 and 2021, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2023	2022	2021
Current:
Federal	$15,784	$7,284	$9,627
State and local	3,647	2,516	2,279
Total current	19,431	9,800	11,906
Deferred:
Federal	(1,341)	3,004	(2,217)
State and local	(460)	158	(496)
Total deferred	(1,801)	3,162	(2,713)
Total provision for income taxes	$17,630	$12,962	$9,193

The Company’s effective tax rate on earnings from operations for the year ended February 28, 2023, was 27.2%, compared to 30.9% and 27.6% in 2022 and 2021, respectively. The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Provision for state income taxes, net of federal income tax benefit	3.9	5.8	4.4
Federal true-up	1.5	0.3	0.8
Stock compensation and Section 162(m) limitation	0.8	3.8	1.5
	27.2%	30.9%	27.6%

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets	2023	2022
Allowance for doubtful receivables	$345	$280
Inventories	1,170	1,032
Employee compensation and benefits	833	659
Pension and noncurrent employee compensation benefits	1,009	1,827
Property tax	161	-
Operating lease liabilities	3,274	3,870
Net operating loss and foreign tax credits	996	1,033
Other	277	274
Total deferred tax assets	8,065	8,975
Less: valuation allowance	(1,242)	(408)
Total deferred tax assets, net	$6,823	$8,567
Deferred tax liabilities
Property, plant and equipment	$4,902	$6,167
Goodwill and other intangible assets	9,683	9,889
Right-of-use assets	3,204	3,797
Property tax	-	40
Other	132	79
Total deferred tax liabilities	$17,921	$19,972
Net deferred income tax liabilities	$11,098	$11,405

At fiscal year ended 2023, the Company had federal net operating loss (“NOL”) carry forwards of approximately $2.9 million. This NOL is related to the acquisitions of Flesh and Impressions Direct. The NOL is subject to a Section 382 limitation of $0.2 million per year and expiring in 2040. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

At fiscal years ended 2023 and 2022, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.1 million and $0.1 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. The interest expense associated with the unrecognized tax benefit is not material. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2023 and 2022 is as follows (in thousands):

	2023	2022
Balance at March 1, 2022	$166	$130
Additions based on tax positions	66	66
Reductions due to lapses of statues of limitations	(30)	(30)
Balance at February 28, 2023	$202	$166

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2019. All material state and local income tax matters have been concluded for years through 2016.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2023, 2022 and 2021.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Earnings per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2023	2022	2021
Basic weighted average common shares outstanding	25,818,737	26,026,477	25,995,127
Effect of dilutive RSUs	132,404	82,864	-
Diluted weighted average common shares outstanding	25,951,141	26,109,341	25,995,127
Earnings per share
Basic	$1.83	$1.11	$0.93
Diluted	$1.82	$1.11	$0.93
Cash dividends	$1.00	$0.975	$0.90

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. No options were outstanding at the end of fiscal years 2023, 2022 and 2021.

(14) Commitments and Contingencies

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

(15) Supplemental Cash and Non-Cash Flow Information

Net cash flows from operating activities that reflect cash payments for interest and income taxes, are as follows for the three fiscal years ended (in thousands):

	2023	2022	2021
Supplemental disclosure of cash flow information
Interest paid, net	$-	$57	$10
Income taxes paid, net of refunds	$17,966	$11,626	$9,498

In fiscal year 2023, the Company recorded a non-cash transaction of a $4.5 million note receivable in connection with the sale of an unused manufacturing facility.

(16) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member who was the former owner of a business that the Company acquired. The total right-of-use asset and related lease liability as of February 28, 2023 was $0.8 million and $0.8 million, respectively. During fiscal year 2023, total lease payments made to, and sales made to, the related party were approximately $0.4 million and $3.5 million, respectively.

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

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. For fiscal years 2023, 2022 and 2021, the Company purchased 50%, 51%, and 43%, respectively, of its materials from one third party vendor. As of February 28, 2023 and February 28, 2022, the net amount due to the vendor was $3.3 million and $4.9 million, respectively. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At February 28, 2023, cash balances included $93.0 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits as we have not experienced any losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we cannot be assured that we will not experience losses on our deposits.