Form 10-Q
period 2023-05-31
ENNIS, INC.
filed 2023-07-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2023

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

As of June 30, 2023, there were 25,853,027 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	May 31,	February 28,
	2023	2023
Assets
Current assets
Cash	$102,106	$93,968
Accounts receivable, net	46,627	53,507
Inventories, net	48,048	46,834
Prepaid expenses	1,933	2,317
Total current assets	198,714	196,626
Property, plant and equipment
Plant, machinery and equipment	155,269	153,074
Land and buildings	61,950	59,163
Computer equipment and software	18,832	18,832
Other	4,292	4,292
Total property, plant and equipment	240,343	235,361
Less accumulated depreciation	189,742	187,572
Property, plant and equipment, net	50,601	47,789
Operating lease right-of-use assets, net	11,877	13,133
Goodwill	91,985	91,819
Intangible assets, net	42,503	44,088
Other assets	310	380
Total assets	$395,990	$393,835

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	May 31,	February 28,
	2023	2023
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,465	$18,333
Accrued expenses	19,195	18,067
Current portion of operating lease liabilities	4,718	4,847
Total current liabilities	38,378	41,247
Liability for pension benefits	646	646
Deferred income taxes	11,227	11,098
Operating lease liabilities, net of current portion	7,008	8,162
Other liabilities	1,050	1,250
Total liabilities	58,309	62,403
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2023 and February 28, 2023	75,134	75,134
Additional paid-in capital	126,101	125,887
Retained earnings	224,635	219,459
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(13,717)	(14,104)
Treasury stock	(74,472)	(74,944)
Total shareholders’ equity	337,681	331,432
Total liabilities and shareholders' equity	$395,990	$393,835

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2023	2022
Net sales	$111,294	$107,667
Cost of goods sold	77,253	73,663
Gross profit	34,041	34,004
Selling, general and administrative	18,343	17,682
Income from operations	15,698	16,322
Other income (expense)	462	(172)
Earnings before income taxes	16,160	16,150
Income tax expense	4,525	4,523
Net earnings	$11,635	$11,627
Weighted average common shares outstanding
Basic	25,839,651	25,812,078
Diluted	25,979,533	25,855,370
Earnings per share
Basic	$0.45	$0.45
Diluted	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended
	May 31,
	2023	2022
Net earnings	$11,635	$11,627
Adjustment to pension, net of taxes	387	304
Comprehensive income	$12,022	$11,931

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	11,635	—	—	—	11,635
Adjustment to pension, net of deferred tax of $129	—	—	—	—	387	—	—	387
Dividends paid ($0.25 per share)	—	—	—	(6,459)	—	—	—	(6,459)
Stock based compensation	—	—	686	—	—	—	—	686
Exercise of stock options and restricted stock	—	—	(472)	—	—	26,906	472	—
Balance May 31, 2023	30,053,443	$75,134	$126,101	$224,635	$(13,717)	(4,239,929)	$(74,472)	$337,681

Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	11,627	—	—	—	11,627
Adjustment to pension, net of deferred tax of $95	—	—	—	—	304	—	—	304
Dividends paid ($0.25 per share)	—	—	—	(6,467)	—	—	—	(6,467)
Stock based compensation	—	—	467	—	—	—	—	467
Exercise of stock options and restricted stock	—	—	(595)	—	—	34,032	595	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,119)	(1,119)
Balance May 31, 2022	30,053,443	$75,134	$123,862	$203,158	$(18,283)	(4,283,874)	$(75,244)	$308,627

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	May 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$11,635	$11,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,450	2,621
Amortization of intangible assets	1,894	1,757
Bad debt expense, net of recoveries	135	180
Stock based compensation	686	467
Net pension expense	462	405
Changes in operating assets and liabilities:
Accounts receivable	7,299	(2,035)
Prepaid expenses and income taxes	384	145
Inventories	(365)	(5,362)
Other assets	71	—
Accounts payable and accrued expenses	(2,698)	4,435
Other liabilities	(227)	(3)
Net cash provided by operating activities	21,726	14,237
Cash flows from investing activities:
Capital expenditures	(2,101)	(1,036)
Purchase of businesses, net of cash acquired	(5,028)	—
Net cash used in investing activities	(7,129)	(1,036)
Cash flows from financing activities:
Dividends paid	(6,459)	(6,467)
Common stock repurchases	—	(1,119)
Net cash used in financing activities	(6,459)	(7,586)
Net change in cash	8,138	5,615
Cash at beginning of period	93,968	85,606
Cash at end of period	$102,106	$91,221

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, from which the accompanying consolidated balance sheet at February 28, 2023 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2023.

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

FOR THE PERIOD ENDED MAY 31, 2023
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

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended
	May 31,
	2023	2022
Balance at beginning of period	$1,709	$1,200
Bad debt expense, net of recoveries	135	180
Accounts written off	(25)	(45)
Balance at end of period	$1,819	$1,335

Accounts receivable at May 31, 2023 and February 28, 2023 included a $4.5 million receivable related to the sale of an unused manufacturing facility. The note is structured to be paid in 12 consecutive monthly installments, with a fixed interest rate of 5.9% per annum. The payments are amortized over a period of 12 months, with a balloon payment due upon completion of the final payment.

	May 31,	February 28,
	2023	2023
Trade Receivables, net of allowance for doubtful receivables	$40,542	$44,645
Vendor Rebates	1,608	4,354
Notes Receivable	4,477	4,508
	$46,627	$53,507

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

4. Inventories

With the exception of approximately 6.8% and 6.1% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended May 31, 2023 and February 28, 2023, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at May 31, 2023 and fiscal year ended February 28, 2023 were $1.8 million and $1.6 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2023	2023
Raw material	$30,249	$30,308
Work-in-process	5,970	6,174
Finished goods	11,829	10,352
	$48,048	$46,834

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

Acquisition of Stylecraft Printing

On May 23, 2023, the Company acquired the real estate and operations of Stylecraft Printing Company ("Stylecraft"), which is based in Canton, Michigan, for $5.0 million plus the assumption of trade payables. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available as of the acquisition date. This allocation is preliminary and subject to change, which may be material. All goodwill of $0.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $0.3 million in connection with the transaction, which are also deductible for tax purposes.

The following table summarizes the Company's preliminary purchase price allocation for Stylecraft as of the acquisition date (in thousands):

Accounts receivable	$554
Inventories	849
Right-of-use asset	28
Property, plant and equipment	3,161
Goodwill and intangibles	476
Operating lease liability	(12)
Accounts payable and accrued liabilities	(28)
Acquisition price	$5,028

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

Acquisition of School Photo Marketing

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM"), which is based in Morganville, New Jersey, for $8.8 million (with additional potential earn-out consideration of up to $1,000,000 over a four-year period upon the attainment of specified financial benchmarks) plus the assumption of trade payables, subject to certain adjustments. At May 31, 2023 and February 28, 2023, the contingent earn-out liability amounted to $0.8 million and zero, respectively. The seller shall receive fifty percent (50%) of Purchaser's annual earnings from the business, before interest and taxes in excess of $1.4 million. Goodwill of $3.1 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $5.1 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of SPM brings printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

The following table summarizes the Company's preliminary purchase price allocation for SPM as of the acquisition date (in thousands):

Accounts receivable	$1,403
Inventories	516
Other assets	84
Right-of-use asset	487
Property, plant and equipment	250
Goodwill and intangibles	8,262
Operating lease liability	(487)
Accounts payable and accrued liabilities	(1,748)
Acquisition price	$8,767

The results of operations for SPM and Stylecraft are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though respective acquisition had occurred as of the beginning of the comparable prior period. The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended
	May 31, 2023	May 31, 2022
Pro forma net sales	$113,007	$121,685
Pro forma net earnings	$11,682	12,622
Pro forma earnings per share - diluted	$0.45	$0.49

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the three months ended May 31, 2023 and May 31, 2022.

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

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the BBB Corporate Bond Rate at lease commencement date, as rates are not implicitly stated in most leases.

Components of lease expense for the three months ended May 31, 2023 and May 31, 2022 were as follows (in thousands):

	Three months ended
	May 31, 2023	May 31, 2022
Operating lease cost	$1,433	$1,513

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,441	$1,511

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$806

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	3.85%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2024 (remaining 9 months)	$3,535
2025	4,611
2026	2,893
2027	1,168
2028	153
2029	—
Thereafter	—
Total future minimum lease payments	$12,360
Less imputed interest	634
Present value of lease liabilities	$11,726

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

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2023	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.4	$29,077	$12,801	$16,275
Customer lists	5.5	80,933	55,375	25,557
Non-compete	2.5	220	153	67
Technology	6.5	650	46	604
Total	6.3	$110,880	$68,375	$42,503

As of February 28, 2023
Definite-lived intangible assets
Trademarks and trade names	10.1	$28,977	$12,294	$16,683
Customer lists	5.4	80,733	54,020	26,713
Non-compete	2.7	210	145	65
Technology	6.7	650	23	627
Total	7.2	$110,570	$66,482	$44,088

Aggregate amortization expense was $1.9 million and $1.8 million for the three months ended May 31, 2023 and May 31, 2022, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2024	$7,644
2025	7,471
2026	6,850
2027	5,767
2028	4,271

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2022	88,677
Goodwill acquired	3,142
Balance as of February 28, 2023	91,819
Goodwill acquired	166
Balance as of May 31, 2023	$91,985

During fiscal year 2024, $0.2 million was added to goodwill related to the acquisition of Stylecraft. During fiscal year 2023, $3.1 million was added to goodwill related to the acquisition of SPM.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31, 2023	February 28, 2023
Employee compensation and benefits	$11,816	$14,823
Taxes other than income	1,560	1,154
Accrued legal and professional fees	234	376
Accrued utilities	108	129
Accrued acquisition related obligations	200	-
Income taxes payable	4,006	552
Other accrued expenses	1,271	1,033
	$19,195	$18,067

9. Long-Term Debt

As of May 31, 2023, the Company had $0.5 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

There were no repurchases of common stock during the three-month period ended May 31, 2023. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.25 per share. As of May 31, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSUs") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At May 31, 2023, the Company has 837,544 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended May 31,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

2023 and May 31, 2022, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.7 million and $0.5 million, respectively.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2023:

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2023	—	$—	—	—
Granted	52,500	19.88
Terminated	—	—
Exercised	—	—
Outstanding at May 31, 2023	52,500	$19.88	10	—
Exercisable at May 31, 2023	—	—	—	—

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2023.

May 31,
2023
Expected volatility	19.55%
Expected term (years)	3
Risk free interest rate	3.87%
Dividend Yield	4.94%

Weighted average grant-date fair value	$2.47

A summary of the status of the Company’s unvested stock options at May 31, 2023 and the changes during the three months ended May 31, 2023 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2023	—	—
New grants	52,500	2.47
Vested	—	—
Forfeited	—	—
Unvested at May 31, 2023	52,500	2.47

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

As of May 31, 2023, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.9 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2023	49,783	$18.99
Granted	—	—
Terminated	—	—
Vested	(10,271)	17.25
Outstanding at May 31, 2023	39,512	$19.44

As of May 31, 2023, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years.

Restricted Stock Units

During the three months ended May 31, 2023, no RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the three months ended May 31, 2023:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2023	33,274	$20.11	233,819	$23.17
Granted	—	—	—	—
Terminated	—	—	—	—
Vested	(16,635)	20.11	—	—
Outstanding at May 31, 2023	16,639	$20.11	233,819	$23.17

As of May 31, 2023, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.3 million over a weighted average remaining requisite service period of 1.3 years. As of May 31, 2023, the total remaining unrecognized compensation of performance-based RSUs was approximately $1.8 million over a weighted average remaining requisite service period of 1.5 years.

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

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2023	2022
Components of net periodic benefit cost
Service cost	$182	$236
Interest cost	605	492
Expected return on plan assets	(792)	(925)
Amortization of:
Unrecognized net loss	467	602
Net periodic benefit cost	$462	$405

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumption used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2023, we had an unfunded pension liability recorded on our balance sheet of approximately $0.7 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options, performance-based RSUs or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2023	2022
Basic weighted average common shares outstanding	25,839,651	25,812,078
Effect of dilutive stock options, restricted stock and RSUs	139,882	43,292
Diluted weighted average common shares outstanding	25,979,533	25,855,370
Earnings per share
Net earnings - basic	$0.45	$0.45
Net earnings - diluted	$0.45	$0.45
Cash dividends per share	$0.250	$0.250

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At May 31, 2023, 52,500 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive. No options were outstanding for the three months ended May 31, 2022.

14. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2023
(unaudited)

of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At May 31, 2023, cash balances included $101.1 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board who was the former owner of Integrated Print & Graphics, a business that the Company acquired. The total right-of-use asset and related lease liability as of May 31, 2023 was $0.7 million and $0.7 million, respectively. During the three months ended May 31, 2023, total lease payments made to, and sales made to, the related party were approximately $0.1 million and $0.8 million, respectively.

16. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the three months ended May 31, 2023 and 2022 was 28.0%. The Company made cash payments for income taxes of $1.1 million and $0.1 million, respectively, for the three months ended May 31, 2023 and 2022.

17. Subsequent Events

On June 2, 2023, the Company acquired the assets of UMC Print in Overland Park, Kansas for approximately $7.7 million plus the assumption of trade payables.

On June 16, 2023, the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on August 7, 2023 to shareholders of record as of July 7, 2023. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential adverse effects of potential recessionary concerns, inflationary issues and supply chain disruptions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft, sabotage; the impact of the novel coronavirus COVID-19 pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks, the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions.; In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023 before making an investment in our common stock.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

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

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, AmeriPrintSM, and StylecraftSM; We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Recent Acquisitions

On June 2, 2023, we acquired the assets of UMC Print in Overland Park, Kansas. The acquisition of UMC Print, which prior to the acquisition generated approximately $16 million in sales for its fiscal year ended December 31, 2022, adds strategic locations and capabilities to drive growth with our distributor partners.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

On May 23, 2023 we acquired the real estate and operating assets of Stylecraft Printing Company in Canton, MI which prior to the acquisition generated approximately $7.0 million in sales for its fiscal year ended December 31, 2022. Stylecraft is a trade only printer since 1967 specializing in business forms, integrated products and commercial printing.

On November 30, 2022, we acquired the net assets and business from School Photo Marketing ("SPM") in Morganville, New Jersey, which prior to the acquisition generated approximately $5.9 million in sales for its fiscal year ended December 31, 2021. SPM provides printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

For further information, please see “Cautionary Statement Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2023, includes a description of certain critical accounting estimates, including those with respect to the pension plan, goodwill and other intangible assets, revenue recognition and inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended May 31, 2023, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2023.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are anticipated to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto, which are incorporated herein by reference. The operating results of the Company for the three months ended May 31, 2023 and the comparative period for 2022 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2023		2022
Net sales	$111,294	100.0%	$107,667	100.0%
Cost of goods sold	77,253	69.4	73,663	68.4
Gross profit margin	34,041	30.6	34,004	31.6
Selling, general and administrative	18,343	16.5	17,682	16.4
Income from operations	15,698	14.1	16,322	15.2
Other income (expense)	462	0.4	(172)	(0.2)
Earnings before income taxes	16,160	14.5	16,150	15.0
Provision for income taxes	4,525	4.1	4,523	4.2
Net earnings	$11,635	10.5%	$11,627	10.8%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

Three months ended May 31, 2023 compared to three months ended May 31, 2022

Net Sales. Our net sales were $111.3 million for the quarter ended May 31, 2023, compared to $107.7 million for the same quarter in the prior year, an increase of $3.6 million, or 3.3%. The increase includes revenue contributions of approximately $4.1 million from School Photo Marketing, an acquisition completed on November 30, 2022, and Stylecraft Printing Company, an acquisition completed on May 23, 2023. The increase from acquisitions was partially offset by an otherwise slight decline in sales volume as purchasing patterns have normalized since last year’s tight paper market.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $3.6 million, or 4.9%, from $73.7 million for the three months ended May 31, 2022 to $77.3 million for the three months ended May 31, 2023. Our gross profit was $34.0 million or 30.6% for the quarter ended May 31, 2023 compared to $34.0 million or 31.6% for the same quarter in the prior year. Our gross profit margin for the quarter of 30.6% is within our target range and showed improvement of 300 basis points from 27.6% in the sequential quarter ending February 28, 2023 and declined 100 basis points to 30.6% compared to 31.6% in the same prior year quarter.

Selling, general, and administrative expense. For the three months ended May 31, 2023, our selling, general, and administrative ("SG&A") expenses were $18.3 million compared to $17.7 million for the three months ended May 31, 2022, an increase of $0.6 million, or 3.4%. As a percentage of net sales, SG&A expenses for the current quarter were 16.5% and 16.4% for the three months ended May 31, 2023 and May 31, 2022, respectively. Our recent acquisitions added $0.7 million in SG&A expenses during the quarter.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended May 31, 2023 was $15.7 million, or 14.1% of net sales, as compared to $16.3 million, or 15.2 of net sales, for the three months ended May 31, 2022. Income from operations remained flat on a sequential quarter basis and was $15.7 million for the quarter ended February 28, 2023.

Other income (expense). Other income was $0.5 million for the three months ended May 31, 2023 compared to other expense of $0.2 million for the three months ended May 31, 2022. Our increase in income was primarily from an increase in interest income from higher interest rates in the current quarter

Provision for income taxes. Our effective tax rate was 28.0% for the three months ended May 31, 2023 and May 31, 2022.

Net earnings. Net earnings, due to the factors above, were $11.6 million for the three months ended May 31, 2023 as compared to $11.6 million for the comparable quarter in the prior year. Net earnings per diluted share for the three months ended May 31, 2023 were $0.45, compared to $0.45 for the same quarter in the prior year.

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

	May 31,	February 28,
(Dollars in thousands)	2023	2023
Working capital	$160,336	$155,379
Cash	$102,106	$93,968

Working Capital. On May 31, 2023, we had $102.1 million in cash. During the period, our cash position increased by $8.1 million and our working capital increased $4.9 million or 3.2%, from $155.4 million at February 28, 2023 to $160.3 million at May 31, 2023. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.8 to 1.0 at February 28, 2023 to 5.2 to 1.0 at May 31, 2023. Our working capital and current ratio were positively impacted primarily by an increase in our cash and inventories offset by a decrease in our accounts payable and accrued expenses.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

	Three months ended May 31,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$21,726	$14,237
Net cash used in investing activities	$(7,129)	$(1,036)
Net cash used in financing activities	$(6,459)	$(7,586)

Cash flows from operating activities. Cash provided by operating activities was $21.7 million in the three months ended May 31, 2023 compared to $14.2 million in the comparative period ended May 31, 2022. A decrease in accounts receivable provided cash of $7.3 million in the current quarter and an increase in accounts receivable used cash of $2.0 million in the prior year quarter. An increase in inventories used cash of $0.4 million in the three months ended May 31, 2023 and $5.4 million in the same period of 2022. A decrease in accounts payable and accrued expenses used cash of $2.8 million in the current quarter and an increase in accounts payable and accrued expenses provided cash of $4.4 million in the prior year quarter. The decrease in accounts receivable in the current period was primarily due to improved collections. The increased inventory balances in the prior period was primarily due to increased input costs and some of our plants ordering additional paper supplies to accommodate large orders amidst less predictable supply chain conditions. We continue to monitor incoming orders and adjust raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $7.1 million in the three months ended May 31, 2023 compared to $1.0 million in the three months ended May 31, 2022. Capital expenditures primarily of equipment was $2.1 million and $1.0 million for the three months ended May 31, 2023 and May 31, 2022, respectively. In the three months ended May 31, 2023, $5.0 million was used to acquire businesses.

Cash flows from financing activities. We used $1.1 million less cash in financing activities during the three months ended May 31, 2023 compared to the same period in the prior year. The decrease in cash used during the three months ended May 31, 2023 resulted from $1.1 million common stock repurchased under our stock repurchase program in the three months ended May 31, 2022.

Credit Facility – We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of May 31, 2023, we had $0.5 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenses.

Pension Plan – The funded status of our Pension Plan and funding requirements is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2023, we had an unfunded pension liability recorded on our balance sheet of $0.7 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $6.0 million. For the three months ended May 31, 2023, we have spent approximately $2.1 million on capital expenditures. We expect to fund these expenditures through existing cash flows.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2023 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at May 31, 2023, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of May 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2023.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

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

During the three months ended May 31, 2023, the Company did not purchased any shares of common stock under the program. As of May 31, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, filed on July 3, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 3, 2023	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 3, 2023	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer