Form 10-Q
period 2023-08-31
ENNIS, INC.
filed 2023-10-03
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2023

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

As of September 28, 2023, there were 25,874,699 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	August 31,	February 28,
	2023	2023
Assets
Current assets
Cash	$100,340	$93,968
Accounts receivable, net	48,215	53,507
Inventories, net	45,653	46,834
Prepaid expenses	2,162	2,317
Prepaid income taxes	2,569	-
Total current assets	198,939	196,626
Property, plant and equipment
Plant, machinery and equipment	157,565	153,074
Land and buildings	62,716	59,163
Computer equipment and software	18,824	18,832
Other	4,277	4,292
Total property, plant and equipment	243,382	235,361
Less accumulated depreciation	191,394	187,572
Property, plant and equipment, net	51,988	47,789
Operating lease right-of-use assets, net	12,164	13,133
Goodwill	92,217	91,819
Intangible assets, net	43,269	44,088
Other assets	293	380
Total assets	$398,870	$393,835

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	August 31,	February 28,
	2023	2023
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,092	$18,333
Accrued expenses	17,655	18,067
Current portion of operating lease liabilities	4,866	4,847
Total current liabilities	35,613	41,247
Liability for pension benefits	646	646
Deferred income taxes	11,338	11,098
Operating lease liabilities, net of current portion	7,076	8,162
Other liabilities	1,051	1,250
Total liabilities	55,724	62,403
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2023 and February 28, 2023	75,134	75,134
Additional paid-in capital	126,440	125,887
Retained earnings	229,082	219,459
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(13,384)	(14,104)
Treasury stock	(74,126)	(74,944)
Total shareholders’ equity	343,146	331,432
Total liabilities and shareholders' equity	$398,870	$393,835

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Net sales	$106,760	$111,233	$218,054	$218,900
Cost of goods sold	73,661	76,014	150,914	149,677
Gross profit	33,099	35,219	67,140	69,223
Selling, general and administrative	18,341	17,942	36,684	35,624
Loss from disposal of assets	52	—	52	—
Income from operations	14,706	17,277	30,404	33,599
Other income (expense)	577	(342)	1,039	(514)
Earnings before income taxes	15,283	16,935	31,443	33,085
Income tax expense	4,373	4,741	8,898	9,264
Net earnings	$10,910	$12,194	$22,545	$23,821
Weighted average common shares outstanding
Basic	25,886,058	25,797,097	25,858,154	25,805,419
Diluted	26,050,983	25,858,811	26,010,739	25,867,504
Earnings per share
Basic	$0.42	$0.47	$0.87	$0.92
Diluted	$0.42	$0.47	$0.87	$0.92

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Net earnings	$10,910	$12,194	$22,545	$23,821
Adjustment to pension, net of taxes	333	480	720	784
Comprehensive income	$11,243	$12,674	$23,265	$24,605

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2023	30,053,443	$75,134	$126,101	$224,635	$(13,717)	(4,239,929)	$(74,472)	$337,681
Net earnings	—	—	—	10,910	—	—	—	10,910
Adjustment to pension, net of deferred tax of $110	—	—	—	—	333	—	—	333
Dividends paid ($0.25 per share)	—	—	—	(6,463)	—	—	—	(6,463)
Stock based compensation	—	—	685	—	—	—	—	685
Exercise of stock options and restricted stock	—	—	(346)	—	—	19,719	346	—
Balance August 31, 2023	30,053,443	$75,134	$126,440	$229,082	$(13,384)	(4,220,210)	$(74,126)	$343,146

Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	22,545	—	—	—	22,545
Adjustment to pension, net of deferred tax of $239	—	—	—	—	720	—	—	720
Dividends paid ($0.50 per share)	—	—	—	(12,922)	—	—	—	(12,922)
Stock based compensation	—	—	1,371	—	—	—	—	1,371
Exercise of stock options and restricted stock	—	—	(818)	—	—	46,625	818	—
Balance August 31, 2023	30,053,443	$75,134	$126,440	$229,082	$(13,384)	(4,220,210)	$(74,126)	$343,146

Balance May 31, 2022	30,053,443	$75,134	$123,862	$203,158	$(18,283)	(4,283,874)	$(75,244)	$308,627
Net earnings	—	—	—	12,194	—	—	—	12,194
Adjustment to pension, net of deferred tax of $160	—	—	—	—	480	—	—	480
Dividends paid ($0.25 per share)	—	—	—	(6,454)	—	—	—	(6,454)
Stock based compensation	—	—	469	—	—	—	—	469
Exercise of stock options and restricted stock	—	—	(300)	—	—	17,039	300	—
Balance August 31, 2022	30,053,443	$75,134	$124,031	$208,898	$(17,803)	(4,266,835)	$(74,944)	$315,316

Balance February 29, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	23,821	—	—	—	23,821
Adjustment to pension, net of deferred tax of $261	—	—	—	—	784	—	—	784
Dividends paid ($0.50 per share)	—	—	—	(12,921)	—	—	—	(12,921)
Stock based compensation	—	—	936	—	—	—	—	936
Exercise of stock options and restricted stock	—	—	(895)	—	—	51,071	895	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,119)	(1,119)
Balance August 31, 2022	30,053,443	$75,134	$124,031	$208,898	$(17,803)	(4,266,835)	$(74,944)	$315,316

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	August 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$22,545	$23,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,974	5,194
Amortization of intangible assets	3,867	3,513
Loss from disposal of assets	52	—
Bad debt expense, net of recoveries	235	393
Stock based compensation	1,371	936
Net pension expense	959	810
Changes in operating assets and liabilities:
Accounts receivable	7,449	(5,258)
Prepaid expenses and income taxes	(2,414)	(215)
Inventories	2,583	(9,853)
Other assets	62	(426)
Accounts payable and accrued expenses	(6,452)	2,805
Other liabilities	(297)	35
Net cash provided by operating activities	34,934	21,755
Cash flows from investing activities:
Capital expenditures	(3,720)	(1,801)
Purchase of businesses, net of cash acquired	(11,932)	—
Proceeds from disposal of plant and property	12	—
Net cash used in investing activities	(15,640)	(1,801)
Cash flows from financing activities:
Dividends paid	(12,922)	(12,921)
Common stock repurchases	—	(1,119)
Net cash used in financing activities	(12,922)	(14,040)
Net change in cash	6,372	5,914
Cash at beginning of period	93,968	85,606
Cash at end of period	$100,340	$91,520

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, from which the accompanying consolidated balance sheet at February 28, 2023 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Recently Issued Accounting Updates

There are no recent accounting pronouncements that are anticipated to have a material impact on the Company's condensed consolidated financial statements.

2. Revenue

Nature of Revenues

Substantially all of the Company's revenue from contracts with customers consists of the sale of commercial printing products in the continental United States and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board ("FOB") shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination. Net sales represent gross sales invoiced to customer, less certain related charges, including sale tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2023.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

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

The following table summarizes the components of accounts receivables as of the dates indicated (in thousands):

	August 31,	February 28,
	2023	2023
Trade Receivables, net of allowance for doubtful receivables	$41,284	$44,645
Vendor Rebates	2,468	4,354
Notes Receivable	4,463	4,508
	$48,215	$53,507

Accounts receivable at August 31, 2023 and February 28, 2023 includes a $4.4 million receivable related to the sale of an unused manufacturing facility. The note has a one-year maturity but the payments are calculated based on a 30-year amortization schedule with monthly payments until maturity, at which point the remaining balance will be due and owing. The note has a fixed interest rate of 5.9% per annum.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Balance at beginning of period	$1,819	$1,335	$1,710	$1,200
Bad debt expense, net of recoveries	100	213	235	393
Accounts written off	(53)	(25)	(79)	(70)
Balance at end of period	$1,866	$1,523	$1,866	$1,523

4. Inventories

With the exception of approximately 7.4% and 6.1% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended August 31, 2023 and February 28, 2023, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at August 31, 2023 and fiscal year ended February 28, 2023 were $1.8 million and $1.6 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2023	2023
Raw material	$27,297	$30,308
Work-in-process	5,543	6,174
Finished goods	12,813	10,352
	$45,653	$46,834

5. Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values, with certain limited exceptions permitted under US GAAP. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed in the period incurred.

Acquisition of UMC Print

On June 2, 2023, the Company acquired the assets and business of UMC Print ("UMC"), which is based in Overland Park, Kansas, for approximately $7.7 million in cash plus the assumption of trade payables of approximately $0.8 million. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. This allocation is preliminary and subject to change, which may be material. All goodwill of $0.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $2.7 million in connection with the transaction, which are also deductible for tax purposes.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

The following table summarizes the Company's preliminary purchase price allocation for UMC as of the acquisition date (in thousands):

Cash	$758
Accounts receivable	1,839
Inventories	553
Property, plant and equipment	2,356
Goodwill and intangibles	2,970
Accounts payable and accrued liabilities	(789)
Acquisition price	$7,687

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

The following table summarizes the Company's purchase price allocation for Stylecraft as of the acquisition date (in thousands):

Accounts receivable	$554
Inventories	849
Right-of-use asset	28
Property, plant and equipment	3,161
Goodwill and intangibles	476
Operating lease liability	(12)
Accounts payable and accrued liabilities	(28)
Acquisition price	$5,028

Acquisition of School Photo Marketing

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM"), which is based in Morganville, New Jersey, for $8.8 million (with additional potential earn-out consideration of up to $1,000,000 over a four-year period upon the attainment of specified financial benchmarks) plus the assumption of trade payables, subject to certain adjustments. At August 31, 2023 and February 28, 2023, the contingent earn-out liability amounted to $0.8 million and zero, respectively. The seller shall receive fifty percent (50%) of Purchaser's annual earnings from the business, before interest and taxes in excess of $1.4 million. Goodwill of $3.1 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $5.1 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of SPM brings printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

The following table summarizes the Company's purchase price allocation for SPM as of the acquisition date (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

Accounts receivable	$1,403
Inventories	516
Other assets	84
Right-of-use asset	487
Property, plant and equipment	250
Goodwill and intangibles	8,262
Operating lease liability	(487)
Accounts payable and accrued liabilities	(1,748)
Acquisition price	$8,767

The results of operations for SPM, Stylecraft and UMC are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2022). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended		Six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Pro forma net sales	$106,760	$116,222	$223,666	$227,067
Pro forma net earnings	10,910	13,436	23,497	26,268
Pro forma earnings per share - diluted	$0.42	$0.52	$0.90	$1.02

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full duration of the comparative periods presented.

6. Leases

The Company leases certain of its facilities and equipment under operating leases, which are recorded as right-of-use assets and lease liabilities. The Company’s leases generally have terms of 1 – 5 years, with certain leases including renewal options to extend the leases for additional periods at the Company’s discretion. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. The Company currently does not have financing leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the six months ended August 31, 2023 and August 31, 2022.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

Components of lease expense for the three and six months ended August 31, 2023 and August 31, 2022 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Operating lease cost	$1,418	$1,515	$2,851	$3,028

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,421	$1,517	$2,862	$3,028

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$779	$—	$779	$806

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	4.03%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2024 (remaining 6 months)	$2,259
2025	5,044
2026	3,308
2027	1,486
2028	471
2029	92
Total future minimum lease payments	$12,660
Less imputed interest	718
Present value of lease liabilities	$11,942

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

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2023	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.8	$30,204	$13,342	$16,862
Customer lists	5.6	82,544	56,777	25,767
Non-compete	2.3	220	160	60
Technology	6.3	650	70	580
Total	6.5	$113,618	$70,349	$43,269

As of February 28, 2023
Definite-lived intangible assets
Trademarks and trade names	10.1	$28,977	$12,294	$16,683
Customer lists	5.4	80,733	54,020	26,713
Non-compete	2.7	210	145	65
Technology	6.7	650	23	627
Total	7.2	$110,570	$66,482	$44,088

Aggregate amortization expense was $2.0 million and $3.9 million for the three and six months ended August 31, 2023, respectively and $1.7 million and $3.5 million for the three and six months ended August 31, 2022, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2024	$7,781
2025	7,684
2026	7,063
2027	5,980
2028	4,484

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2022	88,677
Goodwill acquired	3,142
Balance as of February 28, 2023	91,819
Goodwill acquired	398
Balance as of August 31, 2023	$92,217

During fiscal year 2024, $0.2 million was added to goodwill related to the acquisition of Stylecraft and $0.2 million was added to goodwill related to the acquisition of UMC. During fiscal year 2023, $3.1 million was added to goodwill related to the acquisition of SPM.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

8. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31, 2023	February 28, 2023
Employee compensation and benefits	$13,292	$14,823
Taxes other than income	2,092	1,154
Accrued legal and professional fees	358	376
Accrued utilities	108	129
Accrued acquisition related obligations	200	-
Income taxes payable	512	552
Other accrued expenses	1,093	1,033
	$17,655	$18,067

9. Long-Term Debt

As of August 31, 2023, the Company had $0.5 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

There were no repurchases of common stock during the six-month period ended August 31, 2023. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.29 per share. As of August 31, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSUs") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At August 31, 2023, the Company has 815,872 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended August 31, 2023 and August 31, 2022, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.7 million and $0.5 million, respectively. For the six months ended August 31, 2023 and August 31,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

2022, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $1.4 million and $0.9 million, respectively.

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2023. No stock options were outstanding during the six months ended August 31, 2022.

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2023	—	$—	—	—
Granted	52,500	19.88
Terminated	—	—
Exercised	—	—
Outstanding at August 31, 2023	52,500	$19.88	10	75
Exercisable at August 31, 2023	—	—	—	—

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2023.

August 31,
2023
Expected volatility	19.55%
Expected term (years)	3
Risk free interest rate	3.87%
Dividend Yield	4.94%

Weighted average grant-date fair value	$2.47

A summary of the status of the Company’s unvested stock options at August 31, 2023 and the changes during the six months ended August 31, 2023 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2023	—	—
New grants	52,500	2.47
Vested	—	—
Forfeited	—	—
Unvested at August 31, 2023	52,500	2.47

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

As of August 31, 2023, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.7 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2023	49,783	$18.99
Granted	21,672	20.31
Terminated	—	—
Vested	(29,324)	18.36
Outstanding at August 31, 2023	42,131	$20.11

The total fair value of shares vested during the six months ended August 31, 2023 and August 31, 2022 was $0.6 million and $0.7 million, respectively.

As of August 31, 2023, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.8 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years.

Restricted Stock Units

During the six months ended August 31, 2023, no RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the six months ended August 31, 2023:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2023	33,274	$20.11	233,819	$23.17
Granted	—	—	—	—
Terminated	—	—	—	—
Vested	(16,635)	20.11	—	—
Outstanding at August 31, 2023	16,639	$20.11	233,819	$23.17

The total fair value of shares vested during the six months ended August 31, 2023 and August 31, 2022 was $0.3 million and $0.2 million, respectively.

As of August 31, 2023, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.2 million over a weighted average remaining requisite service period of 1.0 years. As of August 31, 2023, the total remaining unrecognized compensation of performance-based RSUs was approximately $1.2 million over a weighted average remaining requisite service period of 1.3 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the "Pension Plan"), covering approximately 12% of the Company’s aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$154	$236	$336	$472
Interest cost	622	491	1,227	983
Expected return on plan assets	(760)	(925)	(1,552)	(1,850)
Amortization of:
Unrecognized net loss	481	603	948	1,205
Net periodic benefit cost	$497	$405	$959	$810

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumption used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2023, we had an unfunded pension liability recorded on our balance sheet of approximately $0.7 million.

13. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options, performance-based RSUs or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	25,886,058	25,797,097	25,858,154	25,805,419
Effect of dilutive stock options, restricted stock and RSUs	164,925	61,714	152,585	62,085
Diluted weighted average common shares outstanding	26,050,983	25,858,811	26,010,739	25,867,504
Earnings per share
Net earnings - basic	$0.42	$0.47	$0.87	$0.92
Net earnings - diluted	$0.42	$0.47	$0.87	$0.92
Cash dividends per share	$0.25	$0.25	$0.50	$0.50

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At August 31, 2023, 52,500

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023
(unaudited)

shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive. No options were outstanding for the six months ended August 31, 2022.

14. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At August 31, 2023, cash balances included $99.3 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

15. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board. The total right-of-use asset and related lease liability as of August 31, 2023 was $0.5 million and $0.6 million, respectively. The total right-of-use asset and related lease liability as of August 31, 2022 was $0.9 million and $1.0 million, respectively. During the six months ended August 31, 2023, total lease payments and sales made to the related party were approximately $0.2 million and $1.6 million, respectively. During the six months ended August 31, 2022, total lease payments and sales made to the related party were approximately $0.2 million and $1.9 million, respectively.

16. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the six months ended August 31, 2023 was 28.3% and 28.0% for the same period in 2022. The Company made cash payments for income taxes of $11.5 million and $8.3 million, respectively, for the six months ended August 31, 2023 and 2022.

17. Other Contingencies

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact in our consolidated financial statements, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

18. Subsequent Events

On September 15, 2023, the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on November 3, 2023 to shareholders of record as of October 6, 2023. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

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

FOR THE PERIOD ENDED AUGUST 31, 2023

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

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, AmeriPrintSM, StylecraftSM and UMC PrintSM; We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Recent Acquisitions

On June 2, 2023, we acquired the assets and business of UMC Print in Overland Park, Kansas. The acquisition of UMC Print, which prior to the acquisition generated approximately $16 million in sales for its fiscal year ended December 31, 2022, adds strategic locations and capabilities to drive growth with our distributor partners.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

On May 23, 2023 we acquired the real estate and operations of Stylecraft Printing Company in Canton, Michigan which prior to the acquisition generated approximately $7.0 million in sales for its fiscal year ended December 31, 2022. Stylecraft is a trade only printer since 1967 specializing in business forms, integrated products and commercial printing.

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

COVID-19 Pandemic and Inflation – Our sales were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume and earnings in fiscal year 2021. The demand for our products strengthened in fiscal year 2022 and fiscal year 2023, and our sales increased. We were also confronted with rising raw material and logistics costs, delayed delivery times and labor shortages. Despite these challenges, our disciplined cost management and pricing strategies contributed to our improved performance in fiscal year 2022 and 2023. To date in fiscal 2024, we have seen improvements in delivery times and lower inflation than what we experienced during fiscal year 2023. While the markets appear to have recovered from the more direct negative impacts of the pandemic, the longer term effects of the pandemic, including supply chain disruptions and inflationary pressures, are unknown and could have a material adverse effect on our business, results of operations and financial results. We will continue to monitor incoming order volume as well as rising raw material and other input costs so that we can proactively adjust our pricing and costs accordingly.

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

Production capacity and price competition within our industry – In 2022 there was a build-up of paper mill’s customer inventory and 2023 data shows an inventory correction in reduced spending. Paper mill shipments were down across the board through the first half of 2023 as buyers worked through elevated inventories of their products. Uncoated Free Sheet and Coated Free Sheet shipments through the first half of 2023 sustained levels near 2020 COVID lows when the government implemented mandatory lockdowns. Producers have responded to the sluggish demand conditions with heavy downtime rather than permanent closures keeping prices mostly stable. Foreign imports have fallen from previous years as demand levels are low. While margins remain under pressure due to the resulting weak volumes, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

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

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2023, includes a description of certain critical accounting estimates, including those with respect to the pension plan, goodwill and other intangible assets, revenue recognition and inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended August 31, 2023, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2023.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are anticipated to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three and six months ended August 31, 2023 and the comparative period for 2022 are set forth in the unaudited consolidated financial information included in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2023		2022		2023		2022
Net sales	$106,760	100.0%	$111,233	100.0%	$218,054	100.0%	$218,900	100.0%
Cost of goods sold	73,661	69.0	76,014	68.3	150,914	69.2	149,677	68.4
Gross profit margin	33,099	31.0	35,219	31.7	67,140	30.8	69,223	31.6
Selling, general and administrative	18,341	17.2	17,942	16.1	36,684	16.8	35,624	16.3
Loss from disposal of assets	52	—	—	—	52	—	—	—
Income from operations	14,706	13.8	17,277	15.5	30,404	13.9	33,599	15.3
Other income (expense)	577	0.5	(342)	(0.3)	1,039	0.5	(514)	(0.2)
Earnings before income taxes	15,283	14.3	16,935	15.2	31,443	14.4	33,085	15.1
Provision for income taxes	4,373	4.1	4,741	4.3	8,898	4.1	9,264	4.2
Net earnings	$10,910	10.2%	$12,194	11.0%	$22,545	10.3%	$23,821	10.9%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

Three months ended August 31, 2023 compared to three months ended August 31, 2022

Net Sales. Our net sales were $106.8 million for the quarter ended August 31, 2023, compared to $111.2 million for the same quarter in the prior year, a decrease of $4.4 million, or -4.0%. Our recent acquisitions added approximately $6.5 million in revenues to the quarter ended August 31, 2023 compared to the quarter ended August 31, 2022. The increase in revenue from acquisitions were offset by a $10.9 million decline in revenue for the quarter ended August 31, 2023 compared to the quarter ended August 31, 2022, due to volume decline as some of our print partners have experienced slowness in their sales and reduced their outsourced work to us.

Cost of Goods Sold and Gross Profit Margin. As a result of decreased sales volume, our cost of goods sold decreased $2.3 million, or 3.0%, from $76.0 million for the three months ended August 31, 2022 to $73.7 million for the three months ended August 31, 2023. Our gross profit was $33.1 million or 31.0% of revenue for the quarter ended August 31, 2023 compared to $35.2 million or 31.7% of revenue for the same quarter in the prior year. Our gross profit margin for the quarter of 31.0% is within our target range and showed improvement of 40 basis points from 30.6% in the immediately preceding quarter ending May 31, 2023 and declined 70 basis points to 31.0% compared to 31.7% in the same prior year quarter. Our gross profit margin as a percentage of sales was higher in the prior year quarter ending August 31, 2022 due to a higher absorption of fixed costs driven from greater volumes shipped.

Selling, general, and administrative expense. For the three months ended August 31, 2023, our selling, general, and administrative ("SG&A") expenses were $18.3 million compared to $17.9 million for the three months ended August 31, 2022, an increase of $0.4 million, or 2.2%. As a percentage of net sales, SG&A expenses for the current quarter were 17.2% and 16.1% for the three months ended August 31, 2023 and August 31, 2022, respectively. Our recent acquisitions added $0.9 million in SG&A expenses during the quarter.

Gain from disposal of assets. The $0.5 million net loss from disposal of assets during the three-month period ended August 31, 2023 was primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended August 31, 2023 was $14.7 million, or 13.8% of net sales, as compared to $17.3 million, or 15.5 % of net sales, for the three months ended August 31, 2022. Income from operations declined on a sequential quarter basis by $1.0 million and was $15.7 million for the quarter ended May 31, 2023.

Other income (expense). Other income was $0.6 million for the three months ended August 31, 2023 compared to other expense of $0.3 million for the three months ended August 31, 2022. Our increase in income was primarily from an increase in interest income from higher interest rates in the current quarter, $0.9 million for the three months ended August 31, 2023 compared to $0.07 million for the three months ended August 31, 2022. .

Provision for income taxes. Our effective tax rate was 28.6% and 28.3% for the three months ended August 31, 2023 and August 31, 2022, respectively.

Net earnings. Net earnings, due to the factors above, were $10.9 million for the three months ended August 31, 2023 as compared to $12.2 million for the comparable quarter in the prior year. Net earnings per diluted share for the three months ended August 31, 2023 were $0.42, compared to $0.47 for the same quarter in the prior year. Our recent acquisitions added approximately $0.02 in diluted earnings per share for the quarter offset by sales volume decline.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

Six months ended August 31, 2023 compared to six months ended August 31, 2022

Net Sales. Our net sales were $218.1 million for the six-month period ended August 31, 2023, compared to $218.9 million for the same period last year, a decrease of $0.8 million, or 0.4%. Our recent acquisitions added approximately $10.6 million in revenues for the six-month period ended August 31, 2023 compared to the six month period ended August 31, 2022. These increases were offset by a $11.4 million reduction in revenue from our legacy business due to volume decline as some of our print partners have experienced slowness in their sales and reduced their outsourced work to us.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $1.2 million, or 0.8%, from $149.7 million for the six months ended August 31, 2022 to $150.9 million for the six months ended August 31, 2023. Our gross profit was $67.1 million for the six-month period ended August 31, 2023 compared to $69.2 million for the same period in the prior year. Our gross profit margin of 30.8% for the current six-month period, decreasing from the prior year six-month period of 31.6%, is within our target range. Our gross profit margin as a percentage of sales was higher in the prior year six month period ending August 31, 2022 due to a higher absorption of fixed costs driven from greater volumes shipped.

Selling, general, and administrative expense. For the six months ended August 31, 2023, our SG&A expenses were $36.7 million compared to $35.6 million for the six months ended August 31, 2022, an increase of $1.1 million, or 3.1%. As a percentage of net sales, SG&A expenses for the period were 16.8% and 16.3% for the six months ended August 31, 2023 and August 31, 2022, respectively. Our recent acquisitions added $1.4 million in SG&A expenses during the current six-month period. We continue to look for ways to more fully leverage our SG&A expenses, and to reduce SG&A expenses following acquisitions through the implementation of our systems and processes, which allows us to integrate many of the acquired companies’ back-office processes.

Gain from disposal of assets. The $0.05 million net loss from disposal of assets during the six-month period ended August 31, 2023 was primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the six months ended August 31, 2023 was $30.4 million, or 13.9% of net sales, as compared to $33.6 million, or 15.3% of net sales, for the six months ended August 31, 2022.

Other income (expense). Other income was $1.0 million for the six months ended August 31, 2023 compared to expense of $0.5 million for the six months ended August 31, 2022. Our increase in income was primarily from an increase in interest income from higher interest rates in the current period, $1.7 million for the six months ended August 31, 2023 compared to $0.09 million for the six months ended August 31, 2022..

Provision for income taxes. Our effective tax rate was 28.3% and 28.0% for the six months ended August 31, 2023 and August 31, 2022, respectively.

Net earnings. Net earnings, due to the factors above, were $22.5 million for the six months ended August 31, 2023 as compared to $23.8 million for the comparable period in the prior year, a decrease of $1.3 million. Net earnings per diluted share for the six months ended August 31, 2023 was $0.87, compared to $0.92 for the same period in the prior year. Our recent acquisitions added approximately $0.06 in diluted earnings per share for the six-month period offset by sales volume decline.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet all cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation obligations and the payment of dividends to our shareholders. We have no debt and anticipate timely access to credit should larger acquisition opportunities materialize. We believe that our current cash balance of $100.3 million and cash flows from operations should be adequate to cover the next twelve months and beyond of our operating and capital requirements.

	August 31,	February 28,
(Dollars in thousands)	2023	2023
Working capital	$163,326	$155,379
Cash	$100,340	$93,968

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

Working Capital. On August 31, 2023, we had $100.3 million in cash. During the period, our cash position increased by $6.4 million and our working capital increased $7.9 million or 5.1%, from $155.4 million at February 28, 2023 to $163.3 million at August 31, 2023. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.8 to 1.0 at February 28, 2023 to 5.6 to 1.0 at August 31, 2023. Our working capital and current ratio were positively impacted primarily by an increase in our cash and inventories offset by a decrease in our accounts payable and accrued expenses.

	Six months ended August 31,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$34,934	$21,755
Net cash used in investing activities	$(15,640)	$(1,801)
Net cash used in financing activities	$(12,922)	$(14,040)

Cash flows from operating activities. Cash provided by operating activities was $34.9 million in the six months ended August 31, 2023 compared to $21.8 million in the comparative period ended August 31, 2022. A decrease in accounts receivable since the prior fiscal year end provided cash of $7.4 million in the current year six-month period, while an increase in accounts receivable used cash of $5.3 million in the comparable six-month period of the prior year. A decrease in inventories provided cash of $2.6 million in the six-month period ended August 31, 2023 and used cash of $9.9 million in the same period of 2022. A decrease in accounts payable and accrued expenses used cash of $6.5 million in the current year six-month period and an increase in accounts payable and accrued expenses provided cash of $2.8 million in the prior year comparable six-month period. The decrease in accounts receivable in the current period was primarily due to decreased sales. The decrease in inventory, accounts payable and accrued expenses during the current period was primarily due to a decrease in purchasing activities and improved predictability in the supply chain conditions. We continue to monitor incoming orders and adjust raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $15.6 million in the six months ended August 31, 2023 compared to $1.8 million in the six months ended August 31, 2022. Capital expenditures primarily of equipment was $3.7 million and $1.8 million for the six months ended August 31, 2023 and August 31, 2022, respectively. In the six months ended August 31, 2023, $11.9 million was used to acquire businesses, while there were no such investing outflows for the first six months of the prior year.

Cash flows from financing activities. We used $1.1 million less cash in financing activities during the six months ended August 31, 2023 compared to the same period in the prior year. The decrease in cash used during the six months ended August 31, 2023 resulted from $1.1 million common stock repurchased under our stock repurchase program in the six months ended August 31, 2022.

Credit Facility – We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of August 31, 2023, we had $0.5 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenses.

Pension Plan – The funded status of our Pension Plan and funding requirements is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2023, we had an unfunded pension liability recorded on our balance sheet of $0.7 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $6.0 million. For the six months ended August 31, 2023, we have spent approximately $3.7 million on capital expenditures. We expect to fund these expenditures through existing cash on the August 31, 2023 balance sheet.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2023 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at August 31, 2023, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of August 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the six months ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In April, 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.0 million in actual and punitive damages in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. On September 19, 2023, the Court vacated the jury’s $1.0 million breach of contract award against Mark Wright because Crabar had not asserted a contract claim against him. The Court also awarded Crabar $1.85 million in attorney’s fees for a total amended judgment of $5.85 million. The impact of the judgment has not been reflected in the accompanying consolidated financial statements as of August 31, 2023 and will be reflected when the judgement is collected.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2023.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

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

During the six months ended August 31, 2023, the Company did not purchase any shares of common stock under the program. As of August 31, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, filed on October 3, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 3, 2023	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 3, 2023	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer