Form 10-Q
period 2023-11-30
ENNIS, INC.
filed 2024-01-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2023

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

As of December 29, 2023, there were 25,874,699 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	November 30,	February 28,
	2023	2023
Assets
Current assets
Cash	$83,902	$93,968
Short-term investments	18,495	-
Accounts receivable, net	48,140	53,507
Inventories, net	42,325	46,834
Prepaid expenses	2,818	2,317
Prepaid income taxes	3,640	-
Total current assets	199,320	196,626
Property, plant and equipment
Plant, machinery and equipment	159,092	153,074
Land and buildings	66,980	59,163
Computer equipment and software	10,691	18,832
Other	4,124	4,292
Total property, plant and equipment	240,887	235,361
Less accumulated depreciation	184,923	187,572
Property, plant and equipment, net	55,964	47,789
Operating lease right-of-use assets, net	11,188	13,133
Goodwill	92,391	91,819
Intangible assets, net	42,075	44,088
Other assets	272	380
Total assets	$401,210	$393,835

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	November 30,	February 28,
	2023	2023
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,860	$18,333
Accrued expenses	18,617	18,067
Current portion of operating lease liabilities	4,811	4,847
Total current liabilities	34,288	41,247
Liability for pension benefits	646	646
Deferred income taxes	11,458	11,098
Operating lease liabilities, net of current portion	6,140	8,162
Other liabilities	1,051	1,250
Total liabilities	53,583	62,403
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2023 and February 28, 2023	75,134	75,134
Additional paid-in capital	127,135	125,887
Retained earnings	232,519	219,459
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(13,024)	(14,104)
Treasury stock	(74,137)	(74,944)
Total shareholders’ equity	347,627	331,432
Total liabilities and shareholders' equity	$401,210	$393,835

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2023	2022	2023	2022
Net sales	$104,621	$110,245	$322,675	$329,145
Cost of goods sold	74,090	76,768	225,004	226,445
Gross profit	30,531	33,477	97,671	102,700
Selling, general and administrative	17,410	17,292	54,094	52,916
Loss from disposal of assets	1	15	53	15
Income from operations	13,120	16,170	43,524	49,769
Other income (expense)
Interest income	1,020	232	2,714	317
Other, net	(324)	(728)	(979)	(1,327)
Total Other income (expense)	696	(496)	1,735	(1,010)
Earnings before income taxes	13,816	15,674	45,259	48,759
Income tax expense	3,910	4,388	12,808	13,652
Net earnings	$9,906	$11,286	$32,451	$35,107
Weighted average common shares outstanding
Basic	25,894,578	25,809,581	25,826,691	25,812,216
Diluted	26,083,301	25,888,815	25,991,567	25,892,873
Earnings per share
Basic	$0.38	$0.44	$1.26	$1.36
Diluted	$0.38	$0.44	$1.25	$1.36

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2023	2022	2023	2022
Net earnings	$9,906	$11,286	$32,451	$35,107
Adjustment to pension, net of taxes	360	717	1,080	1,501
Comprehensive income	$10,266	$12,003	$33,531	$36,608

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance August 31, 2023	30,053,443	$75,134	$126,440	$229,082	$(13,384)	(4,220,210)	$(74,126)	$343,146
Net earnings	—	—	—	9,906	—	—	—	9,906
Adjustment to pension, net of deferred tax of $120	—	—	—	—	360	—	—	360
Dividends paid ($0.25 per share)	—	—	—	(6,469)	—	—	—	(6,469)
Stock based compensation	—	—	1,041	—	—	—	—	1,041
Exercise of stock options and restricted stock	—	—	(346)	—	—	(666)	(11)	(357)
Balance November 30, 2023	30,053,443	$75,134	$127,135	$232,519	$(13,024)	(4,220,876)	$(74,137)	$347,627

Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	32,451	—	—	—	32,451
Adjustment to pension, net of deferred tax of $359	—	—	—	—	1,080	—	—	1,080
Dividends paid ($0.75 per share)	—	—	—	(19,391)	—	—	—	(19,391)
Stock based compensation	—	—	2,055	—	—	—	—	2,055
Exercise of stock options and restricted stock	—	—	(807)	—	—	45,959	807	—
Balance November 30, 2023	30,053,443	$75,134	$127,135	$232,519	$(13,024)	(4,220,876)	$(74,137)	$347,627

Balance August 31, 2022	30,053,443	$75,134	$124,031	$208,898	$(17,803)	(4,266,835)	$(74,944)	$315,316
Net earnings	—	—	—	11,286	—	—	—	11,286
Adjustment to pension, net of deferred tax of $179	—	—	—	—	717	—	—	717
Dividends paid ($0.25 per share)	—	—	—	(6,459)	—	—	—	(6,459)
Stock based compensation	—	—	562	—	—	—	—	562
Balance November 30, 2022	30,053,443	$75,134	$124,593	$213,725	$(17,086)	(4,266,835)	$(74,944)	$321,422

Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	35,107	—	—	—	35,107
Adjustment to pension, net of deferred tax of $375	—	—	—	—	1,501	—	—	1,501
Dividends paid ($0.75 per share)	—	—	—	(19,380)	—	—	—	(19,380)
Stock based compensation	—	—	1,497	—	—	—	—	1,497
Exercise of stock options and restricted stock	—	—	(894)	—	—	51,071	894	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,118)	(1,118)
Balance November 30, 2022	30,053,443	$75,134	$124,593	$213,725	$(17,086)	(4,266,835)	$(74,944)	$321,422

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended
	November 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$32,451	$35,107
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,465	7,766
Amortization of intangible assets	5,830	5,280
Loss from disposal of assets	53	15
Accrued interest on short-term investments	(102)	—
Bad debt expense, net of recoveries	373	585
Stock based compensation	2,055	1,497
Net pension expense	1,439	1
Changes in operating assets and liabilities, net of current assets and liabilities of acquired businesses:
Accounts receivable	8,228	(5,898)
Prepaid expenses and income taxes	(4,126)	(487)
Inventories	6,828	(10,921)
Other assets	81	(570)
Accounts payable and accrued expenses	(7,763)	1,471
Other liabilities	(312)	151
Net cash provided by operating activities	52,500	33,997
Cash flows from investing activities:
Capital expenditures	(4,884)	(3,338)
Purchase of businesses, net of cash acquired	(19,907)	(8,767)
Purchase of short-term investments	(18,393)	—
Proceeds from disposal of plant and property	9	—
Net cash used in investing activities	(43,175)	(12,105)
Cash flows from financing activities:
Dividends paid	(19,391)	(19,380)
Common stock repurchases	—	(1,118)
Net cash used in financing activities	(19,391)	(20,498)
Net change in cash	(10,066)	1,394
Cash at beginning of period	93,968	85,606
Cash at end of period	$83,902	$87,000

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended November 30, 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, from which the accompanying consolidated balance sheet at February 28, 2023 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Recently Issued Accounting Updates

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025 for the Company). We are assessing the effect of this update on our consolidated financial statements and believe the adoption of this standard is likely to add material additional segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the company). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of November 30, 2023.

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

3. Short-term Investments and Fair Value Measurements

Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company's short-term investments are classified as held-to-maturity for the period presented as it has the positive intent and ability to hold these investments to maturity. The Company's held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment..

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at November 30, 2023 (in thousands):

November 30, 2023
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
November 30, 2023
Investment securities due in less than one year	$18,495	$-	$4	$18,491

February 28, 2023
Investment securities due in less than one year	$-	$-	$-	$-

The Company’s short-term investments in investment securities are Level 1 fair value measure. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the three and nine months ended November 30, 2023.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

4. Accounts Receivable and Allowance for Doubtful Receivables

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

The following table summarizes the components of accounts receivables as of the dates indicated (in thousands):

	November 30,	February 28,
	2023	2023
Trade Receivables, net of allowance for doubtful receivables	$40,452	$44,645
Vendor Rebates	3,239	4,354
Notes Receivable	4,449	4,508
	$48,140	$53,507

Accounts receivable at November 30, 2023 and February 28, 2023 includes a $4.4 million receivable related to the sale of an unused manufacturing facility. The note has a one-year maturity but the payments are calculated based on a 30-year amortization schedule with monthly payments until maturity, at which point the remaining balance will be due and owing. The note has a fixed interest rate of 5.9% per annum.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table presents the activity in the Company’s allowance for doubtful receivables (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,866	$1,523	$1,710	$1,200
Bad debt expense, net of recoveries	138	192	373	585
Accounts written off	(46)	(23)	(125)	(93)
Balance at end of period	$1,958	$1,692	$1,958	$1,692

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

5. Inventories

With the exception of approximately 8.4% and 6.1% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended November 30, 2023 and February 28, 2023, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at November 30, 2023 and fiscal year ended February 28, 2023 were $1.9 million and $1.6 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2023	2023
Raw material	$24,176	$30,308
Work-in-process	5,601	6,174
Finished goods	12,548	10,352
	$42,325	$46,834

6. Acquisitions

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

Acquisition of Eagle Graphics and Diamond Graphics

On October 11, 2023, the Company acquired the assets and business of Eagle Graphics, Inc., which is based in Annville, Pennsylvania, and Diamond Graphics, Inc. ("Eagle"), which is based in Bensalem, Pennsylvania, for approximately $8.0 million in cash. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. This allocation is preliminary and subject to change, which may be material. All goodwill of $0.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $0.8 million in connection with the transaction, which are also deductible for tax purposes.

The following table summarizes the Company's preliminary purchase price allocation for Eagle as of the acquisition date (in thousands):

Accounts receivable	$841
Inventories	917
Other assets	15
Property, plant and equipment	5,304
Goodwill and intangibles	942
Accounts payable and accrued liabilities	(41)
Acquisition price	$7,978

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

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

Acquisition of School Photo Marketing

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM"), which is based in Morganville, New Jersey, for $8.8 million (with additional potential earn-out consideration of up to $1,000,000 over a four-year period upon the attainment of specified financial benchmarks) plus the assumption of trade payables, subject to certain adjustments. At November 30, 2023 and February 28, 2023, the contingent earn-out liability amounted to $0.8 million and zero, respectively. The seller shall receive fifty percent (50%) of Purchaser's annual earnings from the business, before interest and taxes in excess of $1.4 million. Goodwill of $3.1 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

intangible assets with definite lives of approximately $5.1 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of SPM brings printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

The following table summarizes the Company's purchase price allocation for SPM as of the acquisition date (in thousands):

Accounts receivable	$1,403
Inventories	516
Other assets	84
Right-of-use asset	487
Property, plant and equipment	250
Goodwill and intangibles	8,262
Operating lease liability	(487)
Accounts payable and accrued liabilities	(1,748)
Acquisition price	$8,767

The results of operations for SPM, Stylecraft, UMC and Eagle are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2022). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended		Nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Pro forma net sales	$105,233	$120,446	$333,036	$360,101
Pro forma net earnings	9,975	12,275	33,847	38,974
Pro forma earnings per share - diluted	$0.38	$0.47	$1.30	$1.51

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full duration of the comparative periods presented.

7. Leases

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the nine months ended November 30, 2023 and November 30, 2022.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

Components of lease expense for the three and nine months ended November 30, 2023 and November 30, 2022 were as follows (in thousands):

	Three months ended		Nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Operating lease cost	$1,390	$1,517	$4,241	$4,545

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,394	$1,522	$4,256	$4,550

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$214	$2,042	$993	$2,848

Weighted Average Remaining Lease Terms
Operating leases	3 Years

Weighted Average Discount Rate
Operating leases	4.03%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2024 (remaining 3 months)	$901
2025	5,177
2026	3,355
2027	1,487
2028	496
2029	167
Total future minimum lease payments	$11,583
Less imputed interest	632
Present value of lease liabilities	$10,951

8. Goodwill and Intangible Assets

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

FOR THE PERIOD ENDED NOVEMBER 30, 2023
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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2023	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.6	$30,654	$13,883	$16,771
Customer lists	5.4	82,844	58,168	24,676
Non-compete	1.9	238	167	71
Technology	6.0	650	93	557
Total	6.3	$114,386	$72,311	$42,075

As of February 28, 2023
Definite-lived intangible assets
Trademarks and trade names	10.1	$28,977	$12,294	$16,683
Customer lists	5.4	80,733	54,020	26,713
Non-compete	2.7	210	145	65
Technology	6.7	650	23	627
Total	7.2	$110,570	$66,482	$44,088

Aggregate amortization expense was $1.9 million and $5.8 million for the three and nine months ended November 30, 2023, respectively and $1.8 million and $5.3 million for the three and nine months ended November 30, 2022, respectively.

The Company’s estimated amortization expense for the current and next four fiscal years is as follows (in thousands):

2024	$7,810
2025	7,772
2026	7,148
2027	6,059
2028	4,562

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2022	88,677
Goodwill acquired	3,142
Balance as of February 28, 2023	91,819
Goodwill acquired	572
Balance as of November 30, 2023	$92,391

During fiscal year 2024, $0.2 million was added to goodwill related to the acquisition of Stylecraft, $0.2 million was added to goodwill related to the acquisition of UMC and $0.2 million was added to goodwill related to the acquisition of Eagle and Diamond. During fiscal year 2023, $3.1 million was added to goodwill related to the acquisition of SPM.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

9. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30, 2023	February 28, 2023
Employee compensation and benefits	$14,240	$14,823
Taxes other than income	1,555	1,154
Accrued legal and professional fees	527	376
Accrued utilities	108	129
Contingent earn-out liability related to acquisition of SPM	200	-
Income taxes payable	757	552
Other accrued expenses	1,230	1,033
	$18,617	$18,067

10. Long-Term Debt

As of November 30, 2023, the Company had $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

11. Shareholders’ Equity

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

There were no repurchases of common stock during the nine-month period ended November 30, 2023. Since the program’s inception in October 2008, there have been 2,213,111 common shares repurchased at an average price of $16.29 per share. As of November 30, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

12. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSUs") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At November 30, 2023, the Company has 815,872 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended November 30, 2023 and November 30, 2022, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.7 million and $0.6 million, respectively. For the nine months ended November 30, 2023

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

and November 30, 2022, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $2.0 million and $1.5 million, respectively.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2023. No stock options were outstanding during the nine months ended November 30, 2022.

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2023	—	$—	—	—
Granted	52,500	19.88
Terminated	—	—
Exercised	—	—
Outstanding at November 30, 2023	52,500	$19.88	9	71
Exercisable at November 30, 2023	—	—	—	—

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended November 30, 2023.

November 30,
2023
Expected volatility	19.55%
Expected term (years)	3
Risk free interest rate	3.87%
Dividend Yield	4.94%
Weighted average grant-date fair value	$2.47

A summary of the status of the Company’s unvested stock options at November 30, 2023 and the changes during the nine months ended November 30, 2023 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2023	—	—
New grants	52,500	2.47
Vested	—	—
Forfeited	—	—
Unvested at November 30, 2023	52,500	2.47

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

As of November 30, 2023, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.4 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the nine months ended November 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2023	49,783	$18.99
Granted	21,672	20.31
Terminated	—	—
Vested	(29,324)	18.36
Outstanding at November 30, 2023	42,131	$20.11

The total fair value of shares vested during the nine months ended November 30, 2023 and November 30, 2022 was $0.6 million and $0.7 million, respectively.

As of November 30, 2023, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.7 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.0 years.

Restricted Stock Units

During the nine months ended November 30, 2023, no RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the nine months ended November 30, 2023:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2023	33,274	$20.11	233,819	$23.17
Granted	—	—	—	—
Terminated	—	—	—	—
Vested	(16,635)	20.11	—	—
Outstanding at November 30, 2023	16,639	$20.11	233,819	$23.17

The total fair value of shares vested during the nine months ended November 30, 2023 and November 30, 2022 was $0.3 million and $0.2 million, respectively.

As of November 30, 2023, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.1 million over a weighted average remaining requisite service period of 0.8 years. As of November 30, 2023, the total remaining unrecognized compensation of performance-based RSUs was approximately $0.7 million over a weighted average remaining requisite service period of 1.0 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

13. Pension Plan

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$168	$236	$504	$708
Interest cost	614	492	1,841	1,475
Expected return on plan assets	(776)	(924)	(2,328)	(2,774)
Amortization of:
Unrecognized net loss	474	601	1,422	1,806
Settlement charges	-	786	-	786
Net periodic benefit cost	$480	$1,191	$1,439	$2,001

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumption used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.5 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2023, we had an unfunded pension liability recorded on our balance sheet of approximately $0.6 million.

14. Earnings Per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options, performance-based RSUs or other contracts to issue common shares were exercised or converted into common stock. This is calculated using the treasury stock method.

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	25,894,578	25,809,581	25,826,691	25,812,216
Effect of dilutive stock options, restricted stock and RSUs	188,723	79,234	164,876	80,657
Diluted weighted average common shares outstanding	26,083,301	25,888,815	25,991,567	25,892,873
Earnings per share
Net earnings - basic	$0.38	$0.44	$1.26	$1.36
Net earnings - diluted	$0.38	$0.44	$1.25	$1.36
Cash dividends per share	$0.25	$0.25	$0.75	$0.75

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2023
(unaudited)

to each participating security. Accordingly, the presentation above is prepared on a combined basis. At November 30, 2023, 52,500 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive. No options were outstanding for the nine months ended November 30, 2022.

15. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At November 30, 2023, cash balances included $82.8 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

16. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board. The total right-of-use asset and related lease liability as of November 30, 2023 was $0.5 million and $0.5 million, respectively. The total right-of-use asset and related lease liability as of November 30, 2022 was $0.8 million and $0.9 million, respectively. During the three and nine months ended November 30, 2023, total lease payments and sales made to the related party were approximately $0.2 million and $2.4 million, respectively. During the three and nine months ended November 30, 2022, total lease payments and sales made to the related party were approximately $0.2 million and $1.9 million, respectively.

17. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the nine months ended November 30, 2023 and 2022 was 28.3% and 28.0%, respectively. The Company made cash payments for income taxes of $16.2 million and $13.1 million, respectively, for the nine months ended November 30, 2023 and 2022.

18. Other Contingencies

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

19. Subsequent Events

On December 13, 2023, the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on February 1, 2024 to shareholders of record as of January 4, 2024. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

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

FOR THE PERIOD ENDED NOVEMBER 30, 2023

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. We operate 59 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 96% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, AmeriPrintSM, StylecraftSM, UMC PrintSM; Eagle GraphicsSM and Diamond GraphicsSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Recent Acquisitions

On October 11, 2023, we acquired the assets and business of Eagle Graphics, Inc. in Annville, Pennsylvania, and Diamond Graphics, Inc. in Bensalem, Pennsylvania. The acquisition of Eagle Graphics and Diamond Graphics, which prior to the acquisition

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

generated approximately $8.7 million in sales for its fiscal year ended December 31, 2022, strengthens our production capabilities to serve our large and growing customer base in the Northeast part of the country.

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

Inflation and COVID-19 Pandemic – Our sales were significantly impacted by economic conditions driven by the COVID-19 pandemic and resulted in a decrease in sales volume and earnings in fiscal year 2021. We expect that its acute impact is mostly behind us as the demand for our products strengthened in fiscal year 2022 and fiscal year 2023. Changes in macroeconomic factors, particularly high inflation and the resulting rise in interest rates could dampen business activity which could reduce demand for our products. While the markets appear to have recovered from the more direct negative impacts of the pandemic, we remain watchful as the longer term effects of the pandemic, including supply chain disruptions and inflationary pressures, are unknown. We will continue to monitor incoming order volume as well as rising raw material and other input costs so that we can proactively adjust our pricing and costs accordingly.

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

Production capacity and price competition within our industry – In 2022 there was a build-up of paper mill’s customer inventory and 2023 data showed an inventory correction in reduced spending. Paper mill shipments were down across the board through the first half of 2023 as buyers worked through elevated inventories of their products. Uncoated Free Sheet and Coated Free Sheet shipments through the first half of 2023 sustained levels near 2020 COVID lows when the government implemented mandatory lockdowns. Producers responded to the sluggish demand conditions with heavy downtime rather than permanent closures keeping prices mostly stable. Foreign imports have fallen from previous years as demand levels are low. The current quarter reflected demand for North America Printing and Writing Paper has stabilized indicating the severe destocking cycle is dissipating. While margins remain under pressure due to the resulting weak volumes, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

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

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2023, includes a description of certain critical accounting estimates, including those with respect to the pension plan, goodwill and other intangible assets, revenue recognition and inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended November 30, 2023, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2023.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three and nine months ended November 30, 2023 and the comparative period for 2022 are set forth in the tables below.

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2023		2022		2023		2022
Net sales	$104,621	100.0%	$110,245	100.0%	$322,675	100.0%	$329,145	100.0%
Cost of goods sold	74,090	70.8	76,768	69.6	225,004	69.7	226,445	68.8
Gross profit margin	30,531	29.2	33,477	30.4	97,671	30.3	102,700	31.2
Selling, general and administrative	17,410	16.6	17,292	15.7	54,094	16.8	52,916	16.1
Loss from disposal of assets	1	—	15	—	53	—	15	—
Income from operations	13,120	12.5	16,170	14.7	43,524	13.5	49,769	15.1
Other income (expense)	696	0.7	(496)	(0.4)	1,735	0.5	(1,010)	(0.3)
Earnings before income taxes	13,816	13.2	15,674	14.2	45,259	14.0	48,759	14.8
Provision for income taxes	3,910	3.7	4,388	4.0	12,808	4.0	13,652	4.1
Net earnings	$9,906	9.5%	$11,286	10.2%	$32,451	10.0%	$35,107	10.7%

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

Three months ended November 30, 2023 compared to three months ended November 30, 2022

Net Sales. Our net sales were $104.6 million for the quarter ended November 30, 2023, compared to $110.2 million for the same quarter in the prior year, a decrease of $5.6 million, or -5.1%. Sales decreased $11.6 million due to weaker volume demand and stock rebalancing by legacy customers, as well as some of our print partners experiencing slowness in their sales and reducing their outsourced work to us. These decreases were offset by approximately $6.0 million in revenues from our recent acquisitions for the quarter ended November 30, 2023 compared to the quarter ended November 30, 2022.

Cost of Goods Sold and Gross Profit Margin. As a result of decreased sales volume, our cost of goods sold decreased $2.7 million, or 3.5%, from $76.8 million for the three months ended November 30, 2022 to $74.1 million for the three months ended November 30, 2023. Our gross profit was $30.5 million or 29.2% of revenue for the quarter ended November 30, 2023 compared to $33.5 million or 30.4% of revenue for the same quarter in the prior year. Our gross profit margin for the quarter of 29.2% showed a 180 basis point decline from 31.0% in the immediately preceding quarter ending August 31, 2023 and declined 120 basis points to 29.2% compared to 30.4% in the same prior year quarter. Our gross profit margin as a percentage of sales was impacted by our recent acquisitions, which had a dilutive impact of approximately 40 basis points on our margin for the third quarter. We believe once we have fully analyzed the acquired business’ cost structures and implemented our ERP system, the margins of the acquired businesses will improve to expected levels.

Selling, general, and administrative expense. For the three months ended November 30, 2023, our selling, general, and administrative ("SG&A") expenses were $17.4 million compared to $17.3 million for the three months ended November 30, 2022, a slight increase of $0.1 million, or 0.6%. As a percentage of net sales, SG&A expenses for the current quarter were 16.6% and 15.7% for the three months ended November 30, 2023 and November 30, 2022, respectively. Our recent acquisitions added $0.9 million in SG&A expenses during the quarter which was offset by lower expenses related to lower product volume.

Gain from disposal of assets. The $1,000 net loss from disposal of assets during the three-month period ended November 30, 2023 and the $15,000 net loss from disposal of assets during the three-month period ended November 30, 2022 was primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended November 30, 2023 was $13.1 million, or 12.5% of net sales, as compared to $16.2 million, or 14.7 % of net sales, for the three months ended November 30, 2022. Income from operations declined on a sequential quarter basis by $1.6 million and was $14.7 million for the quarter ended August 31, 2023.

Other income (expense). Other income was $0.7 million for the three months ended November 30, 2023 compared to other expense of $0.5 million for the three months ended November 30, 2022. Our increase in income was primarily from an increase in interest income from higher interest rates in the current quarter, $1.0 million for the three months ended November 30, 2023 compared to $0.2 million for the three months ended November 30, 2022.

Provision for income taxes. Our effective tax rate was 28.3% and 28.0% for the three months ended November 30, 2023 and November 30, 2022, respectively.

Net earnings. Net earnings, due to the factors above, were $9.9 million for the three months ended November 30, 2023 as compared to $11.3 million for the comparable quarter in the prior year. Net earnings per diluted share for the three months ended November 30, 2023 were $0.38, compared to $0.44 for the same quarter in the prior year. Diluted earnings per share were negatively impacted approximately $0.02 per diluted earnings per share. Additional expense related to the recent acquisitions negatively impacted the quarter earnings.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

Nine months ended November 30, 2023 compared to nine months ended November 30, 2022

Net Sales. Our net sales were $322.7 million for the nine-month period ended November 30, 2023, compared to $329.1 million for the same period last year, a decrease of $6.5 million, or 2.0%. Sales decreased approximately $23.2 million due to weaker volume demand and customers stock rebalancing by legacy customers, as well as some of our print partners experiencing slowness in their sales and reducing their outsourced work to us. This decrease was offset by approximately $16.7 million in revenues from our recent acquisitions for the nine-month period ended November 30, 2023 compared to the nine-month period ended November 30, 2022.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold decreased $1.4 million, or -0.6%, from $226.4 million for the nine months ended November 30, 2022 to $225.0 million for the nine months ended November 30, 2023. Our gross profit was $97.7 million for the nine-month period ended November 30, 2023 compared to $102.7 million for the same period in the prior year. Our gross profit margin of 30.3% for the current nine-month period, decreasing from the prior year nine-month period of 31.2%, is within our target range. Our gross profit margin as a percentage of sales was higher in the prior year nine-month period ending November 30, 2022 due to a higher absorption of fixed costs driven from greater volumes shipped.

Selling, general, and administrative expense. For the nine months ended November 30, 2023, our SG&A expenses were $54.1 million compared to $52.9 million for the nine months ended November 30, 2022, an increase of $1.2 million, or 2.2%. As a percentage of net sales, SG&A expenses for the period were 16.8% and 16.1% for the nine months ended November 30, 2023 and November 30, 2022, respectively. Our recent acquisitions added $2.4 million in SG&A expenses during the current nine-month period. We continue to look for ways to more fully leverage our SG&A expenses, and to reduce SG&A expenses following acquisitions through the implementation of our systems and processes, which allows us to integrate many of the acquired companies’ back-office processes.

Gain from disposal of assets. The $53,000 net loss from disposal of assets during the nine-month period ended November 30, 2023 and the $15,000 net loss from disposal of assets during the nine-month period ended November 30, 2022 was primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the nine months ended November 30, 2023 was $43.5 million, or 13.5% of net sales, as compared to $49.8 million, or 15.1% of net sales, for the nine months ended November 30, 2022.

Other income (expense). Other income was $1.7 million for the nine months ended November 30, 2023 compared to expense of $1.0 million for the nine months ended November 30, 2022. Our increase in income was primarily from an increase in interest income from higher interest rates in the current period, $2.7 million for the nine months ended November 30, 2023 compared to $0.3 million for the nine months ended November 30, 2022.

Provision for income taxes. Our effective tax rate was 28.3% and 28.0% for the nine months ended November 30, 2023 and November 30, 2022, respectively.

Net earnings. Net earnings, due to the factors above, were $32.5 million for the nine months ended November 30, 2023 as compared to $35.1 million for the comparable period in the prior year, a decrease of $2.7 million. Net earnings per diluted share for the nine months ended November 30, 2023 was $1.25, compared to $1.36 for the same period in the prior year. Our recent acquisitions added approximately $0.04 in diluted earnings per share for the nine-month period offset by sales volume decline.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet all cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation to employees and the payment of dividends to our shareholders. We have no debt and anticipate timely access to credit should larger acquisition opportunities materialize. We believe that our current cash balance of $83.9 million and cash flows from operations should be adequate to cover the

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

next twelve months and beyond of our operating and capital requirements. Our capital requirements are expected to be within our historical levels of between $3.0 million and $6.0 million.

	November 30,	February 28,
(Dollars in thousands)	2023	2023
Working capital	$165,032	$155,379
Cash	$83,902	$93,968
Short-term investments	$18,495	$-

Working Capital. On November 30, 2023, we had $83.9 million in cash and $18.5 million in short-term investments. During the period, our cash position decreased by $10.1 million and our working capital increased $9.7 million or 6.2%, from $155.4 million at February 28, 2023 to $165.0 million at November 30, 2023. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.8 to 1.0 at February 28, 2023 to 5.8 to 1.0 at November 30, 2023. Our working capital and current ratio were positively impacted primarily by an increase in our cash and inventories offset by a decrease in our accounts payable and accrued expenses.

	Nine months ended November 30,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$52,500	$33,997
Net cash used in investing activities	$(43,175)	$(12,105)
Net cash used in financing activities	$(19,391)	$(20,498)

Cash flows from operating activities. Cash provided by operating activities was $52.5 million in the nine months ended November 30, 2023 compared to $34.0 million in the comparative period ended November 30, 2022. A decrease in accounts receivable, net of accounts receivable from acquired business since the prior fiscal year end provided cash of $8.2 million in the current year nine-month period, while an increase in accounts receivable used cash of $5.9 million in the comparable nine-month period of the prior year. A decrease in inventories provided cash of $6.8 million in the nine-month period ended November 30, 2023 and used cash of $10.9 million in the same period of 2022. A decrease in accounts payable and accrued expenses used cash of $7.8 million in the current year nine-month period and an increase in accounts payable and accrued expenses provided cash of $1.5 million in the prior year comparable nine-month period. The decrease in accounts receivable in the current period was primarily due to decreased sales. The decrease in inventory, accounts payable and accrued expenses during the current period was primarily due to a decrease in purchasing activities and improved predictability in the supply chain conditions. We continue to monitor incoming orders and adjust raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $43.2 million in the nine months ended November 30, 2023 compared to $12.1 million in the nine months ended November 30, 2022. Capital expenditures primarily of equipment was $4.9 million and $3.3 million for the nine months ended November 30, 2023 and November 30, 2022, respectively. In the nine months ended November 30, 2023, $19.9 million was used to acquire businesses, compared to $8.8 million used to acquire businesses for the first nine months of the prior year. During the current period, we purchased approximately $18.4 million of U.S. government treasury bills with staggered maturities of between three months and twelve months.

Cash flows from financing activities. We used $1.1 million less cash in financing activities during the nine months ended November 30, 2023 compared to the same period in the prior year. The decrease in cash used during the nine months ended November 30, 2023 resulted from $1.1 million common stock repurchased under our stock repurchase program in the nine months ended November 30, 2022.

Credit Facility – We did not renew our Credit Agreement, which expired November 11, 2021. We have had no outstanding long-term debt under the revolving credit line since paid in full in August 2019. As of November 30, 2023, we had $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash and funds from operating cash flows will be sufficient to fund anticipated future expenses.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

Pension Plan – The funded status of our Pension Plan and funding requirements is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. Assuming a stable funding status, we would expect that our future contributions to be between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. There was a $2.0 million contribution made in September 2022 to avoid a Pension Benefit Guaranty Corporation variable premium and we anticipate making a required contribution of approximately $1.2 million prior to the end of the current fiscal year. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2023, we had an unfunded pension liability recorded on our balance sheet of $0.6 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make new capital expenditures for equipment to the extent such expenditures make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $6.0 million. For the nine months ended November 30, 2023, we have spent approximately $4.9 million on capital expenditures. We expect to fund these expenditures through existing cash on the November 30, 2023 balance sheet.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2023 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at November 30, 2023, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of November 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the nine months ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In April, 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.0 million in actual and punitive damages in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. On September 19, 2023, the Court vacated the jury’s $1.0 million breach of contract award against Mark Wright because Crabar had not asserted a contract claim against him. The Court also awarded Crabar $1.85 million in attorney’s fees for a total amended judgment of $5.85 million. The impact of the judgment has not been reflected in the accompanying consolidated financial statements as of November 30, 2023 and will be reflected when the judgment is collected.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2023.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

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

During the nine months ended November 30, 2023, the Company did not purchase any shares of common stock under the program. As of November 30, 2023, $23.9 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, filed on January 5, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 5, 2023	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 5, 2023	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer