Form 10-K
period 2024-02-29
ENNIS, INC.
filed 2024-05-10
CIK 33002

mt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-a(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2023 was approximately $536 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at May 9, 2024 was 25,984,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 29, 2024

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to the impact of the internet and other electronic media on the demand for forms and printed materials; general economic, business and labor conditions, including the potential adverse effects of potential recessionary concerns, inflationary issues and supply chain disruptions; and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor, and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; and our ability to identify, manage or integrate acquisitions.

PART I

ITEM 1. BUSINESS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. Ennis is primarily a “trade printer” that manufactures a broad range of printed products that are resold throughout the United States through a network of independent distributors This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customers’ needs.

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

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, AmeriPrintSM; StylecraftSM, UMC PrintSM; Eagle GraphicsSM and Diamond GraphicsSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

The printing industry generally sells its products either predominantly to end users, a market dominated by a few large manufacturers, such as R.R. Donnelley and Taylor Corporation, or, like the Company, through a variety of independent distributors and distributor groups. While it is not possible, because of the lack of adequate public statistical information, to determine the Company’s share of the total business products market, management believes the Company is the largest producer of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders in the United States distributing primarily through independent distributors.

There are a number of competitors that operate in this segment. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on competitive factors, such as service, quality, and price.

Distribution of business forms and other business products throughout the United States is primarily done through independent distributors, including business forms distributors, resellers, direct mail, commercial printers, software companies, and advertising agencies.

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

On October 11, 2023, we acquired the assets and business of Eagle Graphics, Inc. ("Eagle") in Annville, Pennsylvania, and Diamond Graphics, Inc. ("Diamond") in Bensalem, Pennsylvania. In the last full year preceding the acquisition, Eagle and Diamond generated approximately $8.7 million in combined sales. The acquisition of these facilities strengthens our production capabilities to serve our large and growing customer base in the Northeast part of the country.

On June 2, 2023, we acquired the assets and business of UMC Print ("UMC")in Overland Park, Kansas, which reported approximately $16.1 million in 2022. The addition of UMC added new commercial printing capabilities, expanded our distributor customer base and provided our existing distributors with new product offerings to further drive their growth.

On May 23, 2023 we acquired the real estate and operations of Stylecraft Printing Company ("Stylecraft") in Canton, Michigan, which prior to the acquisition generated approximately $7.0 million in sales for its fiscal year ended December 31, 2022. Stylecraft is a trade only printer since 1967 specializing in business forms, integrated products and commercial printing.

On November 30, 2022, we acquired the School Photo Marketing (“SPM”) assets from SPM Marketing, Inc. in, which had approximately $10 million in sales in the twelve-month period preceding the acquisition. SPM provides printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the country.

Patents, Licenses, Franchises and Concessions

Other than the patent for our VersaSeal® product, we do not have any significant patents, licenses, franchises, or concessions.

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, B&D Litho of AZ®, B&D Litho®, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, General Financial Supply®, Calibrated Forms®, PrintXcel®, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, MegaformSM, Safe®, InfosealSM, StylecraftSM, UMC PrintSM, Eagle GraphicsSM, Diamond GraphicsSM and variations of these brands as well as other trademarks. We have similar trademark registrations internationally for certain trademarks.

Customers

No single customer accounts for as much as five percent of our consolidated net sales or accounts receivable.

Backlog

At February 29, 2024, our backlog of firm orders was approximately $33.7 million, compared to approximately $46.7 million at February 28, 2023.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2024, 2023 or 2022.

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

Environmental Stewardship

Ennis respects the environment and makes all attempts to protect our natural resources. We believe we comply with all laws and regulations regarding the use and preservation of our land, air, and water. This principle has been part of our Code of Conduct since 2005. Our goal of operating in an environmentally responsible manner aligns with our goals of operating a profitable and responsible business. For example, we recycle waste material generated in our printing processes to generate income from selling the scrap material. We recycled 20.9 million pounds of paper and 1.7 million pounds of cardboard and cores in 2024. Additionally, the use of soy based inks allows us to avoid cleaning solutions that may pose environmental hazards. We use environmentally friendly cleaning agents to insure that our waste water is not contaminated and does not require special disposal.

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

Additionally, we use material safety sheets which outline potential hazardous materials so as to minimize the use of more hazardous materials. Given the low and de minimis use of these potentially hazardous materials, our plants generally fit in the lowest category of reporting standards to various state and local environmental agencies. The Company requires facility managers to minimize the use or site storage of any hazardous chemicals. Two thirds of our facilities are categorized as Very Small Quantity Generators and one third are considered Small Quantity Generators under the Environmental Protection Agency’s (“EPA”) hazardous waste regulations. Any hazardous waste generated is stored and properly disposed of in compliance with all EPA regulations and permits.

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

Human Capital

At February 29, 2024, we had 1,941 employees. 156 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. We believe we have a good working relationship with all of the unions that represent our employees.

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

Our results of operations can be affected by local, national and worldwide market conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen in the past, can all impact economic activity. Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility. Certain macroeconomic events, such as crises in the financial markets, inflation, high interest rates and recessionary concerns, cost and labor pressures, distribution challenges and the availability of paper could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends on several factors, including (i) our ability to manage movements in commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the past volatility in the global financial markets, (ii) the impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities and (iii) other factors, which may be beyond our control.

Digital technologies will continue to erode the demand for our printed business documents.

The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference and digital substitutions, as well as governmental influences for paperless business environments will continue to reduce the number of traditional printed documents sold. Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

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

We currently purchase a large majority of our paper products from one major supplier at favorable costs based on the volume of business, and traditionally we have purchased our paper products from a limited number of suppliers, all of which must meet stringent quality and on-time delivery standards under long-term contracts. Fluctuations in the quality of our paper, unexpected price changes, decline in overall distribution channels or other factors that relate to our suppliers could have a material adverse effect on our operating results.

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

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 12% of our employees. As of February 29, 2024, the Pension Plan was 100% funded on a projected benefit obligation ("PBO") basis and 107% on an accumulated benefit obligation ("ABO") basis. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. A decline in long-term interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10 basis point change in the discount rate impacts our computed pension liability by approximately $505,000. Similar to fluctuations in market values, a drop in the discount rate can negatively impact our funded status, recorded pension liability and future contribution levels. Also, continued changes in the mortality assumptions can impact our funded status. Additionally, as we experienced in recent years, the number of participants taking lump sum distributions at retirement could be sufficiently high as to cause a settlement charge, which would impact current earnings of the Pension Plan.

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

As of February 29, 2024, approximately 8% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

Income, sales or other tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied. Most recently, on August 16, 2022, legislation commonly known as the Inflation Reduction Act (the "IRA") was signed into law. Among other things, the IRA includes a 1% excise tax on certain corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes and limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. There may be changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions, revising tax law interpretations in jurisdictions, and changes in other tax laws. The U.S. government has proposed changes to increase the tax rates on corporations. All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

We are exposed to the risk of non-payment by our customers on a significant amount of our sales.

Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. We generally see a heightened amount of bankruptcies by our customers during economic downturns. While we maintain an allowance for credit losses based upon our historical trends and other available information, in times of economic turmoil, there is heightened risk that our historical indicators may prove to be inaccurate. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

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

We depend on the reliability of our information technology ("IT") and network infrastructure as well as those of third parties. If these systems fail, our operations may be adversely affected.

We depend on IT and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems may disrupt our business and adversely affect our ability to operate and compete in the markets we serve. This could take various forms, including through the injection of ransomware on our IT infrastructure rendering it inoperable without the payment of some form of cyber currency. These systems include systems that we own and operate, as well as systems of our vendors or other third parties. Such systems are susceptible to ransomware attacks, malfunctions, interruptions and phishing scams, for example. We also periodically upgrade and install new systems, which if installed or programmed incorrectly, may cause significant disruptions. These disruptions could interrupt our operations and adversely affect our results of operations, financial condition and cash flows.

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

The stock markets have historically experienced price and volume fluctuations that at times have been extreme and have affected, and continue to affect, the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. If the market price of our Class A common stock falls below your investment price, you may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management's attention.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 1C. CYBERSECURITY

We believe that cybersecurity is important to maintaining the trust of our customers and employees. We have implemented a cybersecurity risk management program that is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats which could adversely affect the confidentiality of our data and the integrity of our business operations and financial systems. Our cybersecurity program is based on best practices and guidelines of the National Institute of Standards and Technology Cybersecurity Framework. We have company-wide policies and procedures in place that further enhance our ability to identify and manage cybersecurity risk.

Annual risk assessments and penetration testing are performed by independent third party consultants. These tests are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. The results of these tests are presented annually to the Board of Directors ("Board"), Audit Committee, and senior management for review to ensure compliance with cybersecurity standards.

During the fiscal year ended February 29, 2024, we have not identified any risks from cybersecurity threats that have materially affected our business operations or financial conditions.

Governance

Our Board of Directors, Audit Committee and senior management oversee risk management to ensure that the Company's policies and procedures are functioning as intended to protect the Company’s information systems from cybersecurity threats. The Audit Committee performs an annual review and discussion of the Company’s cybersecurity program, which includes planned actions in the event of a threat or recovery situation.

Our IT team is led by the Vice President of Administration and the Director of Information Technology. The latter is responsible for regular assessment and management of cybersecurity risks. The Director of Information Technology has constant access to the Audit Committee to provide regular updates as necessary regarding any new developments.

We view cybersecurity as a shared responsibility of the Audit Committee and the IT team led by the Director of Information Technology, and we incorporate external resources and advisors as needed to conduct evaluations of our security controls through penetration testing, independent audits and consulting on best practices. The results of those tests are presented annually to the Board.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Midlothian, Texas, and we operate manufacturing facilities throughout the United States. See the table below for additional information regarding our locations.

All of our properties are used for the production, warehousing and shipping of business products, including the following: business forms, flexographic printing, and advertising specialties (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Columbus, Kansas); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Claysburg, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia); and pressure seal products (Visalia, California; Chino, California; Roanoke, Virginia and Clarksville, Tennessee).

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

All of our rented property is held under leases with original terms of one or more years, expiring at various times through November 2028. Generally, we are able to maintain or renew leases as they expire without significant difficulty, but leases in certain markets may be subject to significant rent increases that necessitate consolidating operations to maintain profitability.

		Approximate Square Footage
Location	General Use	Owned	Leased
Fairhope, Alabama	Manufacturing	65,000	—
Sun City, California	Two Manufacturing Facilities and Warehouse	52,617	1,911
Denver, Colorado	One Manufacturing Facility	60,000	—
Lithia Springs, Georgia	Manufacturing	—	40,050
Harvard, Illinois	Manufacturing and Warehouse	42,000	—
South Elgin, Illinois	Manufacturing	—	70,500
Indianapolis, Indiana	Two Manufacturing Facilities	—	38,000
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Girard, Kansas	Manufacturing	69,474	—
Overland Park, Kansas	Two Manufacturing Facilities	—	26,750
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Canton, Michigan	Two Manufacturing Facilities and Warehouse	32,958	13,490
Macomb, Michigan	Manufacturing	56,350	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Fenton, Missouri	Manufacturing	—	26,847
Marlboro, New Jersey	Manufacturing and Warehouse	—	7,450
Caledonia, New York	Manufacturing and one vacant	191,730	—
Fairport, New York	Two Manufacturing Facilities	40,800	—
Coshocton, Ohio	Manufacturing	24,750	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Annville, Pennsylvania	Manufacturing	37,000	—
Bensalem, Pennsylvania	Manufacturing	—	16,600
Claysburg, Pennsylvania	Manufacturing	—	69,000
Clarksville, Tennessee	Manufacturing	51,900	—
Powell, Tennessee	Manufacturing	43,968	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Houston, Texas	Manufacturing	—	29,668
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Bridgewater, Virginia	Manufacturing	—	25,730
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Roanoke, Virginia	Manufacturing	—	110,000
DePere, Wisconsin	Manufacturing	—	123,187
Mosinee, Wisconsin	Manufacturing	—	5,400
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
		2,622,360	1,003,509
Corporate Offices

Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,659,660	1,003,509

* 22,000 square feet of Ennis, Texas location leased

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In October 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.8 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. Given the defendants’ pending appeal, we have not yet recognized revenue from the judgment. Nevertheless, the defendants have posted cash bonds that total approximately $5.1 million, which should be recoverable by the Company if defendants’ appeal is unsuccessful.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 29, 2024
First Quarter	$22.19	$18.94	7,812	$0.250
Second Quarter	22.46	19.38	5,412	$0.250
Third Quarter	21.99	20.55	4,317	$0.250
Fourth Quarter	23.17	19.75	6,288	$0.250
Fiscal Year Ended February 28, 2023
First Quarter	$19.24	$16.94	6,424	$0.250
Second Quarter	22.67	16.55	7,768	$0.250
Third Quarter	23.44	19.81	6,238	$0.250
Fourth Quarter	23.48	20.55	6,131	$0.250

On May 9, 2024, the last reported sale price of our common stock on the NYSE was $20.71, and there were approximately 622 shareholders of record. Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.225 per share of our common stock was paid in the first quarter of fiscal year 2022. A dividend of $0.25 per share of our common stock was paid in each subsequent quarter of fiscal year 2022 and in each quarter of fiscal years 2023 and 2024.

Dividends are declared at the discretion of the Board and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. The Board does view the dividend as an important aspect of owning Ennis stock and continues to rank it high in priority in allocating the Company's earnings.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $60.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,242,461 common shares under the program at an average price of $16.34 per share. During our fiscal year 2024, we repurchased 29,350 shares of common stock at an average price of $19.96 per share. As of February 29, 2024, $23.4 million remained available to repurchase shares of common stock under the program.

			Total Number
	Total		of Shares	Maximum Amount
	Number	Average	Purchased as	that May Yet Be Used
	of Shares	Price Paid	Part of Publicly	to Purchase Shares
Period	Purchased	per Share	Announced Programs	Under the Program
December 1, 2023 - December 31, 2023	—	$—	—	$23,948,822
January 1, 2024 - January 31, 2024	—	$—	—	$23,948,822
February 1, 2024 - February 29, 2024	29,350	$19.96	29,350	$23,362,850
Total	29,350	$19.96	29,350	$23,362,850

Stock Performance Graph

The graph below matches Ennis, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 2/28/2019 to 2/29/2024.

	2019	2020	2021	2022	2023	2024
Ennis, Inc.	$100.00	$99.08	$102.67	$102.13	$124.28	$121.81
S&P 500	100.00	108.19	142.05	165.33	152.61	199.09
Russell 2000	100.00	95.08	143.56	134.93	126.82	139.56

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

References to 2024, 2023 and 2022 refer to the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022, respectively.

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

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions influence producers to idle or permanently close individual machines or mills, and or convert them to different product lines, such as packaging to offset a decline in demand. In 2022 there was a build-up of paper mill’s customer inventory, and 2023 data showed an inventory correction in reduced spending. Paper mill shipments were down across the board through the first half of 2023 as buyers worked through elevated inventories of their products. Producers responded to the sluggish demand conditions with heavy downtime rather than permanent closures keeping prices mostly stable. While margins remain under pressure due to the resulting weak volumes, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for credit losses, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical due to their effect on our more significant estimates and judgments used in preparation of our Consolidated Financial Statements.

Pension Plan – We maintain the Pension Plan for certain eligible employees. Included in our financial results are Pension Plan costs that are measured using actuarial valuations and require the use of a number of significant assumptions. Changes in these assumptions can result in different expense and liability amounts and future actual pension cost experience and funding requirements may differ materially from current estimates.

As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our Pension Plan funding status and associated liability recorded. The expected rate of return on assets was 6.00% and 6.50% at February 29, 2024 and February 28, 2023, respectively.

Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our Pension Plan's funded status, recorded pension liability and future contribution levels with the opposite impact occurring for an increase in the discount rate. During fiscal year 2024, the discount rate used to determine the net pension obligations for purposes of our Consolidated Financial Statements increased to 5.15% from 5.00% in fiscal year 2023. The discount rate is reviewed by management annually and is adjusted to reflect movements in the average Mercer and FTSE (formerly Citigroup) pension yield curves for mature pension plans with duration of about 12-15 years. The Company estimated the duration of its pension benefit obligation (PBO) to be approximately 12-15 years. Each 10 basis point change in the discount rate impacts our computed pension liability by about $0.5 million.

Also, continued changes in the mortality assumptions could potentially impact our Pension Plan's funded status. For the February 29, 2024 measurement, no change was made to the mortality assumption. While U.S. mortality has been higher in the last couple of years due to the COVID-19 pandemic and other related factors, the mortality assumption is used to estimate the future lifetime of plan participants. Any actual impact on the Pension Plan from the higher than expected mortality has already been recognized in the underlying participant data used to measure the pension liability. The impact on future longevity is still being studied, and there is a general expectation that the current population is a healthier cohort such that mortality rates may return to pre-pandemic levels. This assumption will continue to be monitored.

Impairment Assessments on Goodwill and Other Intangible Assets – Amounts allocated to intangibles and goodwill are determined based on valuation analyses for our acquisitions. Amortizable intangibles are amortized over their expected useful lives. We evaluate these amounts periodically (at least once a year) to determine whether a triggering event has occurred during the year that would indicate potential impairment.

We assess goodwill for impairment annually as of December 1, or more frequently if impairment indicators are present. The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the reporting unit’s business, overall financial performance of the business, and performance of the common share price of the Company. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step quantitative approach is applied in making an evaluation. The quantitative evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, an appropriate discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. If the quantitative evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the fiscal years ended February 29, 2024 or February 28, 2023.

Allowance for Credit Losses and Accounts Receivable – Net sales consist of gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Our allowance for credit losses is based on an analysis that estimates the amount of our total customers receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. While we believe we have exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Returns, discounts and other allowances have historically been insignificant.

Allowance for Excess and Obsolete Inventories – With the exception of approximately 7.0% and 6.1% of inventories valued using the lower of last-in, first-out ("LIFO") cost flow assumption for fiscal years 2024 and 2023, respectively, our inventories are valued at the lower of cost or net realizable value. We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated net realizable value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required. The allowance for excess and obsolete inventory at fiscal years ended 2024 and 2023 were $1.3 million and $1.6 million, respectively.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products. The operating results of the Company for fiscal year 2024 and the comparative fiscal years 2023 and 2022 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands)	2024		2023		2022
Net sales	$420,109	100.0%	$431,837	100.0%	$400,014	100.0%
Cost of goods sold	294,767	70.2	300,787	69.7	285,291	71.3
Gross profit margin	125,342	29.8	131,050	30.3	114,723	28.7
Selling, general and administrative	68,830	16.4	70,793	16.4	71,410	17.9
Loss (gain) from disposal of assets	53	—	(5,896)	(1.4)	(271)	(0.1)
Income from operations	56,459	13.4	66,153	15.3	43,584	10.9
Other income (expense)	2,664	0.6	(1,223)	(0.3)	(1,640)	(0.4)
Earnings before income taxes	59,123	14.1	64,930	15.0	41,944	10.5
Provision for income taxes	16,526	3.9	17,630	4.1	12,962	3.2
Net earnings	$42,597	10.1%	$47,300	11.0%	$28,982	7.2%

Net Sales. Our net sales were $420.1 million for fiscal year 2024, compared to $431.8 million for fiscal year 2023, a decrease of $11.7 million, or 2.7%, primarily due to a $32.9 million decrease in volume demand, partially offset by an approximately $21.2 million increase in revenues generated from our recent acquisitions. The print market overall continues to be fairly soft with competitive pricing as well as some of our print partners have experienced slowness in their sales and reduced their outsourced work to us during the current fiscal year.

Our net sales increased from $400.0 million for fiscal year 2022 to $431.8 million for fiscal year 2023, an increase of 8%. The increase was attributable to $3.3 million in revenues from our 2023 acquisitions of School Photo Marketing as well as price and volume increases that were partially offset by reduced volumes in the fourth quarter.

Cost of Goods Sold. As a result of decreased sales volume, our manufacturing costs decreased $6.0 million, or 2.0% from $300.8 million for fiscal year 2023 to $294.8 million for fiscal year 2024. Our gross profit was $125.3 million or 29.8% of sales for fiscal year 2024, compared to $131.1 million or 30.3% of sales for fiscal year 2023. The print market overall was fairly soft during fiscal year 2024 with competitive pricing from similar situated vendors as us, resulting in downward pressure on operating margin.

Our manufacturing costs increased $15.5 million, or 5.4%, from $285.3 million for fiscal year 2022 to $300.8 million for fiscal year 2023. Our gross profit was $131.1 million or 30.3% of sales for fiscal year 2023, compared to $114.7 million or 28.7% for fiscal year 2022. Improved operational efficiencies and pricing adjustments to cover inflationary costs, primarily of paper, supplies and labor, contributed to improve our gross profit margin as a percentage of sales.

Selling, general, and administrative expenses. For fiscal year 2024, our selling, general and administrative (“SG&A”) expenses were $68.8 million compared to $70.8 million for fiscal year 2023, a decrease of $2.0 million, or 2.8% primarily as a result of reduction in executive incentive compensation expense. As a percentage of sales, SG&A expenses remained flat at 16.4% in fiscal year 2024 and 2023.

Our SG&A expenses decreased approximately 0.9%, from $71.4 million for fiscal year 2022 to $70.8 million for fiscal year 2023. As a percentage of sales, SG&A expenses declined from 17.9% in fiscal year 2022 to 16.4% for fiscal year 2023. Our SG&A expense decreased as a result of operational efficiencies and intangible assets fully amortized in fiscal year 2022 partially offset by increased executive incentive compensation expense.

(Gain) loss from disposal of assets. The $0.1 million loss from disposal of assets for fiscal 2024 is primarily from the sale of unused manufacturing equipment. The $5.9 million gain from disposal of assets for fiscal 2023 is primarily from the sale of an unused manufacturing facility, $5.8 million, and $0.1 million of manufacturing equipment. The $0.3 million gain from disposal of assets for fiscal year 2022 is primarily related to the sale of an unused manufacturing facility and manufacturing equipment.

Income from operations. Primarily due to factors described above, our income from operations for fiscal year 2024 decreased $9.7 million to $56.5 million or 13.4% of net sales from $66.2 million or 15.3% of net sales for fiscal year 2023. Income from operations for fiscal year 2023 increased 51.8% to $66.2 million, or 15.3% of net sales, from $43.6 million, or 10.9% of net sales in 2022.

Other income (expense). Interest income for fiscal year 2024 was $4.0 million compared to $0.8 million in 2023 and $0.1 million in 2022. Our increase in interest income in 2024 was from higher interest rates in 2024 compared to 2023 and higher interest rates compared to 2002.

Other expense for fiscal year 2024 was $1.3 million compared to $2.0 million for fiscal year 2023. Our decrease in expense was from lower non-service cost components of net periodic benefit costs relating to pension expense in fiscal year 2024.

Other expense was $2.0 million for fiscal year 2023 compared to $1.6 million for fiscal year 2022. The increase in expense was primarily from higher non-service cost components of net periodic benefit costs relating to pension expense in fiscal year 2023.

Provision for income taxes. Our effective tax rates for fiscal years 2024, 2023 and 2022 were 28.0%, 27.2%, and 30.9%, respectively. The higher effective tax rate for fiscal year 2022 was primarily the result of distributions during the year from our deferred compensation plan which was terminated in fiscal year 2021.

Net earnings. Net earnings were $42.6 million, or $1.64 per diluted share for fiscal year 2024 as compared to $47.3 million of $1.82 per diluted share for fiscal year 2023. Net earnings were impacted by decreased revenues in fiscal year 2024. Net earnings in fiscal year 2023 were impacted by a $5.8 million gain from disposal of assets that added $0.17 per share. Net earnings were $47.3 million, or $1.82 per diluted share for fiscal year 2023, as compared to $29.0 million, or $1.11 per diluted share for fiscal year 2022. Net earnings were impacted by increased revenues in fiscal year 2023.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation and benefits for employees and the payment of dividends to our shareholders. We believe that our current cash balance of $81.6 million at February 29, 2024, short-term investments of $29.3 million and cash flows from operations are expected to be similar to prior years which should be adequate to cover the next twelve months and beyond of our operating and capital requirements. Our annual capital requirements are expected to be within our historical levels of between $3.0 million and $6.0 million.

	Fiscal Years Ended
(Dollars in thousands)	2024	2023	2022
Working Capital	$167,581	$155,379	$127,839
Cash	$81,597	$93,968	$85,606
Short-term Investments	$29,325	$-	$-

Working Capital. Our working capital increased by approximately $12.2 million, or 7.9%, from $155.4 million at February 28, 2023 to $167.6 million at February 29, 2024. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.8 to 1.0 for fiscal year 2023 to 6.0 to 1.0 for fiscal year 2024. Our increase in working capital primarily reflects the increase in cash and short-term investments, $17.0 million, offset by the decrease in accounts receivable, $6.3 million, and inventory, $6.8 million, and the decrease in our accounts payable and accrued expense, $7.0 million. We strategically reduced inventory levels to improve cash flow and the decrease in receivables is primarily a result of accelerating the timing of collections relative to fiscal year end.

Our working capital increased by approximately $27.5 million, or 21.5%, from $127.8 million at February 28, 2022 to $155.4 million at February 2023. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.4 to 1.0 for fiscal year 2022 to 4.8 to 1.0 for fiscal year 2023. Our increase in working capital primarily reflects the increase in cash, $8.4 million, accounts receivable, $14.5 million, and inventory, $8.3 million, offset by the increase in our accounts payable and accrued expense.

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2024	2023	2022
Net cash provided by operating activities	$69,069	$46,776	$50,678
Net cash used in investing activities	$(54,994)	$(11,457)	$(10,052)
Net cash used in financing activities	$(26,446)	$(26,957)	$(30,210)

Cash flows from operating activities. Cash provided by operating activities was $69.1 million for fiscal year 2024 (an increase of $22.3 million compared to fiscal year 2023), $46.8 million for fiscal year 2023 (a decrease of $3.9 million compared to fiscal year 2022) and $50.7 million for fiscal year 2022.

Our increased operational cash flows in fiscal year 2024 compared to fiscal year 2023 was primarily the result of a $16.9 million decrease from inventories, $18.1 million decrease from our accounts receivable, offset by a $4.7 decrease in earnings, $5.3 million decrease in payables and accrued expenses and a $5.9 million gain from disposal of assets during fiscal year 2023.

Our decreased operational cash flows in fiscal year 2023 compared to fiscal year 2022 was primarily the result of a $3.4 million decrease from inventories, $8.2 million decrease from our accounts receivable, $5.9 million gain from disposal of assets and a $5.0 million decrease from deferred tax liability offset by $18.3 million in increased earnings.

Cash flows from investing activities. Cash used in investing activities was $55.0 million in fiscal year 2024 compared to $11.5 million in fiscal year 2023, and $10.1 million in fiscal year 2022. The increase in cash used in fiscal year 2024 compared to 2023 was primarily due to net purchase and maturity of short-term investments of $28.9 million and a $10.8 million increase in costs to acquire businesses. During fiscal year 2024, we purchased approximately $31.4 million of U.S. government treasury bills with staggered maturities of between three months and twelve months. The $1.4 million decrease in cash used in fiscal year 2023 compared to fiscal year 2022 was primarily due to a $2.2 million decrease in capital expenditures and $0.8 million increase in proceeds from disposal of plant and property, offset by a $4.4 million increase in costs to acquire businesses.

Cash flows from financing activities. Cash used in financing activities was $26.4 million in fiscal year 2024 compared to $27.0 million in fiscal year 2023 and $30.2 million used in fiscal year 2022.

The decrease in our cash used in financing activities in fiscal year 2024 was primarily due to a $0.5 million decrease of common stock repurchases. The decrease in our cash used in financing activities in fiscal year 2023 was primarily due to a $3.7 million decrease of common stock repurchases.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $60.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,242,461 common shares under the program at an average price of $16.34 per share. During our fiscal year 2024, we repurchased 29,350 shares of common stock at an average price of $19.96 per share. As of February 29, 2024, $23.4 million remained available to repurchase shares of the Company’s common stock under the program. The Company expects to continue to repurchase its shares under the repurchase program during fiscal year 2025 provided that the Board determines such repurchases to be in the best interests of the Company and its shareholders.

Credit Facility – As of February 29, 2024, we had $0.3 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. The assumptions used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligations for purposes of our Consolidated Financial Statements. The funding of our Pension Plan is governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the Internal Revenue Code and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. For the period ended February 29, 2024, the specified corridor around the 25-year average was 5%. We made a contribution of $1.2 million to our Pension Plan in fiscal year 2024, $2.0 million in fiscal year 2023 and $1.0 million in fiscal year 2022. Given our funding status as of February 29, 2024, and absent any significant negative event, we anticipate that our future contributions will be between $1.0 million and $3.0 million per year, depending on our Pension Plan’s funding.

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

Contractual Obligations – There have been no significant changes in our contractual obligations since February 29, 2024 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. The following table represents our contractual commitments as of February 29, 2024 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	$38,700	$3,200	$7,700	$7,700	$20,100
Letters of credit	318	318	—	—	—
Operating leases	10,098	4,593	4,842	663	—
Total	$49,116	$8,111	$12,542	$8,363	$20,100

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at February 29, 2024, we will be exposed to interest rate risk if we borrow under a credit facility in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2024. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 29, 2024.

Management’s Report on Internal Control over Financial Reporting

The Consolidated Financial Statements, financial analysis and all other information in this Annual Report on Form 10-K were prepared by management, who is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

i. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

ii. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”). Based on management’s assessment using those criteria, we believe that, as of February 29, 2024, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of our acquisitions, Stylecraft, UMC, Eagle and Diamond, during fiscal year ended 2024, in accordance with the SEC staff's interpretive guidance concerning management's reporting on internal controls over financial reporting in connection with acquisitions. The assets and revenues resulting from these acquisitions constituted approximately 3.8% and 5.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2024.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly in all material respects our consolidated position, results of operations and cash flows for the period presented.

CohnReznick LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company for the fiscal year ended February 29, 2024 and February 28, 2023 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, including “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.
Index to Consolidated Financial Statements of the Company

An “Index to Consolidated Financial Statements” has been filed as a part of this Report beginning on page F-1 hereof.

2.
All schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted because of the absence of the conditions under which they would be required or because the material information required is included in the Consolidated Financial Statements of the Registrant or the notes thereto.
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

Exhibit 10.3	2021 Long-Term Incentive Plan effective on July 15, 2021, incorporated herein by reference to Appendix A of the Registrant's Form DEF 14A filed on June 3, 2021.

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 97	Compensation Clawback Policy effective as of September 15, 2023.**

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 29, 2024, filed on May 10, 2024, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

ENNIS, INC.

Date: May 10, 2024	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 10, 2024	/s/ VERA BURNETT
Vera Burnett
Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 10, 2024	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 10, 2024	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 10, 2024	/s/ AARON CARTER
Aaron Carter, Director

Date: May 10, 2024	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 10, 2024	/s/ MARGARET A. WALTERS
Margaret A. Walters, Director

Date: May 10, 2024	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 10, 2024	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 10, 2024	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 10, 2024	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 10, 2024	/s/ VERA BURNETT
Vera Burnett, Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. and subsidiaries (the “Company”) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended February 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 10, 2024 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since November 2022.

Dallas, Texas

May 10, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Ennis, Inc. and subsidiaries (the “Company”) as of February 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Stylecraft, Inc. (“Stylecraft”), UMC Print, LLC (“UMC”), and Eagle Graphics, Inc. (“Eagle”) and Diamond Graphics, Inc. (“Diamond”), which are consolidated starting their respective acquisition dates May 23, 2023, June 2, 2023, and October 11, 2023 in the consolidated financial statements of the Company and constituted approximately 3.8% of assets and 5% of net sales as of and for the year then ended February 29, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Stylecraft, UMC, Eagle or Diamond at February 29, 2024.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of the Company and our report dated May 10, 2024 expressed and unqualified opinion.

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

May 10, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Ennis, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2022 (not presented herein), and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022, and the results of its operations and its cash flows for the year ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

May 9, 2022

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 29,	February 28,
	2024	2023
Assets
Current assets
Cash	$81,597	$93,968
Short-term investments	29,325	-
Accounts receivable, net	47,209	53,507
Inventories, net	40,037	46,834
Prepaid expenses	2,168	2,317
Prepaid income taxes	1,046	-
Total current assets	201,382	196,626
Property, plant and equipment
Plant, machinery and equipment	160,305	153,074
Land and buildings	67,121	59,163
Computer equipment and software	10,680	18,832
Other	4,124	4,292
Total property, plant and equipment	242,230	235,361
Less accumulated depreciation	187,265	187,572
Property, plant and equipment, net	54,965	47,789
Operating lease right-of-use assets, net	9,827	13,133
Goodwill	94,349	91,819
Intangible assets, net	38,327	44,088
Net pension asset	80	—
Other assets	260	380
Total assets	$399,190	$393,835

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 29,	February 28,
	2024	2023
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,846	$18,333
Accrued expenses	17,541	18,067
Current portion of operating lease liabilities	4,414	4,847
Total current liabilities	33,801	41,247
Liability for pension benefits	—	646
Deferred income taxes	9,305	11,098
Operating lease liabilities, net of current portion	5,160	8,162
Other liabilities	1,083	1,250
Total liabilities	49,349	62,403
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 29, 2024 and February 28, 2023	75,134	75,134
Additional paid-in capital	126,253	125,887
Retained earnings	236,196	219,459
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(13,019)	(14,104)
Treasury stock	(74,723)	(74,944)
Total shareholders’ equity	349,841	331,432
Total liabilities and shareholders' equity	$399,190	$393,835

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2024	2023	2022
Net sales	$420,109	$431,837	$400,014
Cost of goods sold	294,767	300,787	285,291
Gross profit	125,342	131,050	114,723
Selling, general and administrative	68,830	70,793	71,410
Loss (gain) from disposal of assets	53	(5,896)	(271)
Income from operations	56,459	66,153	43,584
Other income (expense)
Interest income (expense)	3,973	771	(9)
Other, net	(1,309)	(1,994)	(1,631)
Total other income (expense)	2,664	(1,223)	(1,640)
Earnings before income taxes	59,123	64,930	41,944
Income tax expense	16,526	17,630	12,962
Net earnings	$42,597	$47,300	$28,982
Weighted average common shares outstanding
Basic	25,842,798	25,818,737	26,026,477
Diluted	25,940,076	25,951,141	26,109,341
Earnings per share
Basic	$1.65	$1.83	$1.11
Diluted	$1.64	$1.82	$1.11

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2024	2023	2022
Net earnings	$42,597	$47,300	$28,982
Adjustment to pension, net of taxes	1,085	4,483	1,695
Comprehensive income	$43,682	$51,783	$30,677

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2022, 2023, AND 2024

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2021	30,053,443	$75,134	$123,017	$194,436	$(20,282)	(4,103,630)	$(71,756)	$300,549
Net earnings	—	—	—	28,982	—	—	—	28,982
Adjustment to pension, net of deferred tax of $565	—	—	—	—	1,695	—	—	1,695
Dividends paid ($0.975 per share)	—	—	—	(25,420)	—	—	—	(25,420)
Stock based compensation	—	—	2,799	—	—	—	—	2,799
Exercise of stock options and restricted stock	—	—	(1,826)	—	—	104,485	1,826	—
Common stock repurchases	—	—	—	—	—	(254,679)	(4,790)	(4,790)
Balance February 28, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	47,300	—	—	—	47,300
Adjustment to pension, net of deferred tax of $1,494	—	—	—	—	4,483	—	—	4,483
Dividends paid ($1.00 per share)	—	—	—	(25,839)	—	—	—	(25,839)
Stock based compensation	—	—	2,791	—	—	—	—	2,791
Exercise of stock options and restricted stock	—	—	(894)	—	—	51,071	894	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,118)	(1,118)
Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	42,597	—	—	—	42,597
Adjustment to pension, net of deferred tax of $362	—	—	—	—	1,085	—	—	1,085
Dividends paid ($1.00 per share)	—	—	—	(25,860)	—	—	—	(25,860)
Stock based compensation	—	—	1,173	—	—	—	—	1,173
Exercise of stock options and restricted stock	—	—	(807)	—	—	45,959	807	—
Common stock repurchases	—	—	—	—	—	(29,350)	(586)	(586)
Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$42,597	$47,300	$28,982
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,863	10,180	10,396
Amortization of intangible assets	7,649	7,176	8,381
(Gain) loss from disposal of assets	53	(5,896)	(271)
Accrued interest on short-term investments	(431)	—	—
Bad debt expense, net of recoveries	693	663	429
Stock based compensation	1,173	2,791	2,799
Deferred income taxes	(2,153)	(1,801)	3,162
Net pension expense	719	894	1,690
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	8,836	(9,245)	(1,036)
Prepaid expenses and income taxes	(271)	(370)	(257)
Inventories	9,116	(7,780)	(4,400)
Other assets	120	(563)	(19)
Accounts payable and accrued expenses	(8,599)	3,334	1,533
Other liabilities	(296)	93	(711)
Net cash provided by operating activities	69,069	46,776	50,678
Cash flows from investing activities:
Capital expenditures	(6,500)	(4,332)	(6,537)
Purchase of businesses, net of cash acquired	(19,609)	(8,767)	(4,340)
Purchase of investment securities	(31,394)	—	—
Maturity of investment securities	2,500	—	—
Proceeds from disposal of plant and property	9	1,642	825
Net cash used in investing activities	(54,994)	(11,457)	(10,052)
Cash flows from financing activities:
Dividends paid	(25,860)	(25,839)	(25,420)
Common stock repurchases	(586)	(1,118)	(4,790)
Net cash used in financing activities	(26,446)	(26,957)	(30,210)
Net change in cash	(12,371)	8,362	10,416
Cash at beginning of year	93,968	85,606	75,190
Cash at end of year	$81,597	$93,968	$85,606

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

Basis of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 29, 2024, February 28, 2023 and February 28, 2022 (fiscal years ended 2024, 2023 and 2022, respectively).

Segment Reporting. The Company operates as one operating segment, in which management uses one measure of profitability, and all of the Company’s assets are located in the United States of America. The Company does not operate separate lines of business or separate business entities and its single operating segment comprises the entire reporting entity. Accordingly, the Company does not have separately reportable segments.

Accounts Receivable and allowance for credit losses. Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Write-offs are recorded at the time a customer receivable is deemed uncollectible. In accordance with Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates.

Inventories. With the exception of approximately 7.0% and 6.1% of its inventories valued at the lower of last-in, first-out ("LIFO") for fiscal years 2024 and 2023, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices.

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

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets consist of trademarks and trade names, customer lists, non-compete agreements and technology, and are amortized on a straight-line basis over their

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated useful lives. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a quantitative or qualitative fair-value-based test that compares the fair value of the related business unit to its carrying value.

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

Revenue Recognition.

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consist of the sale of commercial printing products in the continental United States of America and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are FOB shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant.

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company's warehouses. Approximately $15.5 million, $17.1 million and $14.6 million of revenue was recognized under these arrangements during fiscal years 2024, 2023 and 2022, respectively.

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

The Company does not disaggregate revenue and operates in one sales category consisting of customized commercial printed products, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 29, 2024 and February 28, 2023.

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work, and governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements and customer incentive arrangements, which typically only affect the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contract’s transaction price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 90 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not significant as the bulk of our sales are custom in nature.

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

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.5 million, $0.6 million and $0.9 million during the fiscal years ended 2024, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. No options were outstanding at the end of fiscal years 2024, 2023 and 2022. The dilutive shares for restricted stock grants are included in the computation for basic and diluted earnings per share.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issued accounting standards not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve disclosures about a public entity’s reportable segments. This update addresses requests from investors for more detailed information about a reportable segment’s expenses in order to improve understanding of a public entity’s business activities, overall performance, and potential future cash flows. The amendments in this ASU include a requirement for public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and are included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management expects the adoption of the pronouncement will result in additional segment disclosures in its Consolidated Financial Statements for fiscal year 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is assessing the effect of this update on its Consolidated Financial Statements and related disclosures.

Proposed accounting standards

In July 2023, the FASB issued Proposed ASU No. 2023-ED500, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide investors with more useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this Proposed ASU would require public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. The Company is evaluating this proposed accounting standard.

Recently adopted accounting standards

None.

(2) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for credit losses is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses have consistently been within management’s expectations.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity in the Company’s allowance for credit losses for the fiscal years ended (in thousands):

	2024	2023	2022
Balance at beginning of year	$1,710	$1,200	$961
Bad debt expense, net of recoveries	693	663	429
Accounts written off	(696)	(153)	(190)
Balance at end of year	$1,707	$1,710	$1,200

	February 29,	February 28,
	2024	2023
Trade Receivables, net of allowance for credit losses	$39,665	$44,645
Vendor Rebates	3,109	4,354
Notes Receivable	4,435	4,508
	$47,209	$53,507

The note receivable related to the sale of an unused manufacturing facility and was structured to be paid in 12 consecutive monthly installments, with a fixed interest rate of 5.95% per annum and a balloon payment due upon completion of the final payment. By mutual agreement, the note has been extended beyond the one-year maturity date due to regulatory delays in clearing the facility for third-party financing.

(3) Short-term Investments and Fair Value Measurements

Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held-to-maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company's short-term investments are classified as held-to-maturity for the period presented as it has the positive intent and ability to hold these investments to maturity. The Company's held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at February 29, 2024 (in thousands):

February 29, 2024
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
February 29, 2024
Investment securities due in less than one year	$29,325	$-	$45	$29,280

February 28, 2023
Investment securities due in less than one year	$-	$-	$-	$-

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s short-term investments in investment securities are Level 1 fair value measure due to the active trading of U.S. Treasury bills. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the fiscal year ended February 29, 2024.

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 29, 2024 and February 28, 2023 (in thousands):

	2024	2023
Raw material	$21,764	$30,308
Work-in-process	5,621	6,174
Finished goods	12,652	10,352
	$40,037	$46,834

Reserves for excess and obsolete inventory at fiscal years ended 2024 and 2023 were $1.3 million and $1.6 million, respectively.

The excess of current costs at FIFO over LIFO stated values was approximately $5.9 million and $6.7 million as of fiscal years ended 2024 and 2023, respectively. During both fiscal year 2024 and 2023, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared with the cost of fiscal years 2023 and 2022, as applicable. The effect decreased cost of sales by approximately $0.6 million, $0.3 million and $0.9 million for fiscal years 2024, 2023 and 2022, respectively. Cost includes materials, labor and overhead related to the purchase and production of inventories.

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

Acquisition of Eagle Graphics and Diamond Graphics

On October 11, 2023, the Company acquired the assets and business of Eagle Graphics, Inc. ("Eagle"), which is based in Annville, Pennsylvania, and Diamond Graphics, Inc. ("Diamond"), which is based in Bensalem, Pennsylvania, for approximately $7.9 million in cash. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. All goodwill of $0.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $0.8 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of Eagle and Diamond strengthens our production capabilities to serve our customers in the Northeast United States.

The following table summarizes the Company's purchase price allocation for Eagle and Diamond as of the acquisition date (in thousands):

Accounts receivable	$838
Inventories	917
Property, plant and equipment	5,304
Goodwill and intangibles	971
Accounts payable and accrued liabilities	(159)
Acquisition price	$7,871

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of UMC Print

On June 2, 2023, the Company acquired the assets and business of UMC Print ("UMC"), which is based in Overland Park, Kansas, for approximately $7.5 million in cash plus the assumption of trade payables of approximately $0.8 million. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. In January 2024, the Company received an indemnity claim from escrow related to a piece of equipment in the amount of $0.2 million. All goodwill of $0.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $2.7 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of UMC brings the Company expanded commercial print capabilities serving customers throughout the Midwest United States.

The following table summarizes the Company's purchase price allocation for UMC as of the acquisition date (in thousands):

Cash	$758
Accounts receivable	1,839
Inventories	553
Property, plant and equipment	2,137
Goodwill and intangibles	2,971
Accounts payable and accrued liabilities	(789)
Acquisition price	$7,469

Acquisition of Stylecraft Printing

On May 23, 2023, the Company acquired the real estate and operations of Stylecraft Printing Company ("Stylecraft"), which is based in Canton, Michigan, for $5.0 million plus the assumption of trade payables. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available as of the acquisition date. All goodwill of $0.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $0.3 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of Stylecraft expands the Company's product lines and footprint specializing in business forms, integrated products and commercial printing.

The following table summarizes the Company's purchase price allocation for Stylecraft as of the acquisition date (in thousands):

Accounts receivable	$554
Inventories	849
Right-of-use asset	28
Property, plant and equipment	3,160
Goodwill and intangibles	476
Operating lease liability	(28)
Accounts payable and accrued liabilities	(12)
Acquisition price	$5,027

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of School Photo Marketing

On November 30, 2022, the Company acquired the assets and business from School Photo Marketing ("SPM"), which is based in Morganville, New Jersey, for $8.8 million (with additional potential earn-out consideration of up to $1,000,000 over a four-year period upon the attainment of specified financial benchmarks) plus the assumption of trade payables, subject to certain adjustments. At February 29, 2024 and February 28, 2023, the contingent earn-out liability amounted to $0.0 million and $0.8 million, respectively. The seller shall receive fifty percent (50%) of Company's annual earnings from the business, before interest and taxes in excess of $1.4 million. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using our best estimates and assumptions as of the acquisition date. All goodwill of $3.1 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives of approximately $5.1 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of SPM brings printing, yearbook publishing and marketing related services to over 1,400 school and sports photographers servicing schools around the United States.

The following table summarizes the Company's aggregate purchase price allocation for SPM as of the acquisition date (in thousands):

Accounts receivable	$1,403
Inventories	516
Other assets	84
Right-of-use asset	487
Property, plant & equipment	250
Goodwill and intangibles	8,262
Accounts payable and accrued liabilities	(1,748)
Operating lease liability	(487)
$8,767

The results of operations for SPM, Stylecraft, UMC, Eagle and Diamond are included in the Company’s Consolidated Financial Statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though the respective acquisition had occurred as of the beginning of the comparable prior period. The following pro forma information for fiscal year 2024 and 2023 includes Eagle, Diamond, UMC and Stylecraft, fiscal year 2022 includes SPM. The pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2024	2023	2022
Pro forma net sales	$430,470	$464,625	$408,323
Pro forma net earnings	43,994	52,088	29,549
Pro forma earnings per share - diluted	$1.70	2.01	$1.13

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

(6) Leases

The Company leases certain of its facilities and equipment under operating leases, which are recorded as right-of-use assets and lease liabilities. The Company’s leases generally have terms of 1 - 5 years, with certain leases including

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

renewal options to extend the leases for additional periods at the Company’s discretion. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the fiscal years ended 2023 and 2024.

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

Components of lease expense for the three fiscal years ended (in thousands):

	2024	2023	2022
Operating lease cost	$5,632	$5,974	$6,217

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,669	$5,987	$6,196
Right-of-use assets obtained in exchange for operating lease obligations	$916	$3,065	$3,441

Weighted Average Remaining Lease Terms
Operating leases	2.5 Years	3.0 Years	3.4 Years

Weighted Average Discount Rate
Operating leases	4.08%	3.86%	3.63%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2025	$4,593
2026	3,355
2027	1,487
2028	496
2029	167
Thereafter	-
Total future minimum lease payments	$10,098
Less imputed interest	524
Present values of lease liabilities	$9,574

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for fiscal years 2024 or 2023.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 29, 2024	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.6	$29,817	$14,366	$15,451
Customer lists	5.1	81,753	59,473	22,280
Non-compete	1.6	238	176	62
Technology	5.8	650	116	534
Total	6.1	$112,458	$74,131	$38,327

As of February 28, 2023
Definite-lived intangible assets
Trademarks and trade names	10.1	$28,977	$12,294	$16,683
Customer lists	5.4	80,733	54,020	26,713
Non-compete	2.7	210	145	65
Technology	6.7	650	23	627
Total	7.2	$110,570	$66,482	$44,088

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate amortization expense for each of the fiscal years 2024, 2023 and 2022 was approximately $7.6 million, $7.2 million and $8.4 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2025	$7,569
2026	6,945
2027	5,856
2028	4,360
2029	3,725

Changes in the net carrying amount of goodwill for fiscal years 2024 and 2023 are as follows (in thousands):

Balance as of March 1, 2022	$88,677
Goodwill acquired	3,142
Balance as of February 28, 2023	91,819
Goodwill acquired	2,530
Balance as of February 29, 2024	$94,349

During fiscal year 2024, $2.5 million was added to goodwill related to the acquisitions of Stylecraft, UMC, Eagle and Diamond. During fiscal year 2023, $3.1 million was added to goodwill related to the acquisition of SPM.

(8) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 29,	February 28,
	2024	2023
Employee compensation and benefits	$13,714	$14,823
Taxes other than income	1,341	1,154
Accrued legal and professional fees	510	376
Accrued utilities	108	129
Accrued acquisition related obligations	200	-
Income taxes payable	626	552
Other accrued expenses	1,042	1,033
	$17,541	$18,067

(9) Credit Facility

As of February 29, 2024, the Company has $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended February 29, 2024 and February 28, 2023, the Company repurchased 29,350 and 64,082 shares of common stock under the program at an average price of $19.96 and $17.46 per share, respectively. Since the program’s inception in October 2008, there have been 2,242,461 common shares repurchased at an average price of $16.34 per share. As of February 29, 2024, there was $23.4 million available to repurchase shares of the Company’s common stock under the program.

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At fiscal year ended February 29, 2024, the Company has 626,683 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the fiscal years ended 2024, 2023 and 2022, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $1.2 million, $2.8 million and $2.8 million, respectively.

Stock Options

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal year ended February 29, 2024.

February 29,
2024
Expected volatility	19.55%
Expected term (years)	3
Risk free interest rate	3.87%
Dividend Yield	4.94%
Weighted average grant-date fair value	$2.47

A summary of the status of the Company’s unvested stock options at February 29, 2024 are presented below:

Weighted
Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2023	—	—
New grants	52,500	2.47
Vested	—	—
Forfeited	—	—
Unvested at February 29, 2024	52,500	2.47

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 2.1 years.

Restricted Stock

The following occurred with respect to the Company’s restricted stock awards for each of the three fiscal years ended February 29, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2021	119,729	$18.90
Granted	51,920	20.30
Terminated	—	19.00
Vested	(104,485)	19.70
Outstanding at February 28, 2022	67,164	$18.73
Granted	22,000	19.78
Terminated	—	19.78
Vested	(39,381)	19.00
Outstanding at February 28, 2023	49,783	$18.99
Granted	21,672	20.31
Terminated	—	—
Vested	(29,324)	18.36
Outstanding at February 29, 2024	42,131	$20.11

The total fair value of restricted stock awards vested during fiscal 2024, 2023 and 2022 were $0.6 million, $0.8 million, and $2.1 million, respectively.

As of February 29, 2024, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years. As of February 29, 2024, the Company’s outstanding restricted stock had an underlying fair value of $0.9 million at date of grant.

Restricted Stock Units

During fiscal year 2024, no RSUs were granted under the New Plan. The fair value of the time-based RSUs are estimated based on the fair market value of the Company’s stock on the date of grant. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $23.17 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs will vest no later than March 15, 2024, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period that ends on February 29, 2024. The time-based RSUs vest ratably over two to three years from the date of grant.

The following occurred with respect to the Company’s restricted stock units ("RSUs") for fiscal years 2022, 2023 and 2024:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2021	—	$—	—	$—
Granted	44,494	20.38	177,977	23.17
Terminated	(9,423)	20.38	(37,690)	23.17
Vested	—	—	—	—
Outstanding at February 28, 2022	35,071	$20.38	140,287	23.17
Granted	9,893	19.47	93,532	23.17
Terminated	—	—	—	—
Vested	(11,690)	20.38	—	—
Outstanding at February 28, 2023	33,274	$20.11	233,819	$23.17
Granted	—	—	—	—
Terminated	—	—	(81,247)	20.32
Vested	(16,635)	20.11	—	—
Outstanding at February 29, 2024	16,639	$20.11	152,572	$23.17

The total fair value of restricted stock unit awards vested during fiscal 2024 and 2023 were $0.3 million, $0.2 million. There were no restricted stock unit awards vested during fiscal 2022.

As of February 29, 2024, the total remaining unrecognized compensation cost of time-based RSUs was approximately $43,000 over a weighted average remaining requisite service period of 0.5 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $0.2 million over a weighted average remaining requisite service period of 0.3 years. As of February 29, 2024, the Company’s outstanding RSUs had an underlying fair value of $3.9 million at date of grant.

(12) Benefit Plans

Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the “Pension Plan”), covering approximately 12% of aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. Effective January 1, 2009, the Company amended the Pension Plan to exclude any new employees from participation in the Pension Plan. Eligible employees who were hired before January 1, 2009 are still eligible to participate and participating employees continue to accrue benefit service. The Company’s funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2024	2023
Equity securities	43%	52%
Debt securities	51%	44%
Cash and cash equivalents	6%	4%
Total	100%	100%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted a dynamic asset allocation plan ("Glide Path") which assists in optimizing the volatility of the Pension Plan's funded status over the long term. Glide Path is a schedule of planned asset allocation shifts, dependent upon changes in the Pension Plan's funded status. It is expected that the allocation to Liability Hedge Assets (Fixed Income) will increase as the funded status of the Pension Plan improves. The Company’s target asset allocation percentage, by asset class, for the year ended February 29, 2024 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	44 – 64%
Equity	34 – 54%

The Company estimates the long-term rate of return on Pension Plan assets will be 6.0% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2024 was 6.0%. The rate used in the calculation of fiscal year ended 2023 pension expense was 6.5%.

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value as of February 29, 2024 and February 28, 2023 (in thousands):

	February 29, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,275	$3,275	$—	$—
Government bonds	10,029	—	10,029	—
Corporate bonds	16,215	—	16,215	—
Domestic equities	19,711	19,711	—	—
Foreign equities	2,586	2,586	—	—
	$51,816	$25,572	$26,244	$—

	February 28, 2023
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,093	$2,093	$—	$—
Government bonds	9,793	—	9,793	—
Corporate bonds	15,797	—	15,797	—
Domestic equities	16,833	16,833	—	—
Foreign equities	4,726	4,726	—	—
	$49,242	$23,652	$25,590	$—

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2024	2023	2022
Components of net periodic benefit cost
Service cost	$673	$944	$1,075
Interest cost	2,456	1,967	1,682
Expected return on plan assets	(3,104)	(3,699)	(3,723)
Amortization of:
Unrecognized net loss	1,896	2,409	2,558
Settlement charge	—	1,273	1,097
Net periodic benefit cost	1,921	2,894	2,689

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive loss (income)
Net actuarial loss (gain)	449	(2,295)	1,396
Amortization of net actuarial loss	(1,896)	(3,682)	(3,655)
	(1,447)	(5,977)	(2,259)
Total recognized in net periodic pension cost and other comprehensive loss (income)	474	$(3,083)	$430

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2024	2023	2022
Weighted average discount rate (net periodic pension cost)	5.00%	3.10%	2.65%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	6.00%	6.50%	6.50%
Weighted average discount rate (benefit obligations)	5.15%	5.00%	3.10%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

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

	2024	2023
Change in benefit obligation
Projected benefit obligation at beginning of year	$49,888	$64,752
Service cost	673	944
Interest cost	2,456	1,967
Actuarial (gain) loss	1,572	(12,824)
Other assumption change	(122)	69
Benefits paid	(2,731)	(4,885)
Settlement	—	(135)
Projected benefit obligation at end of year	$51,736	$49,888
Change in plan assets:
Fair value of plan assets at beginning of year	$49,242	$59,023
Company contributions	1,200	2,000
Gain on plan assets	4,105	(6,896)
Benefits paid	(2,731)	(4,885)
Fair value of plan assets at end of year	$51,816	$49,242
Funded (unfunded) status	$80	$(646)
Accumulated benefit obligation at end of year	$48,438	$46,904

The measurement dates of actuarial valuations used to determine pension and other postretirement benefits is the Company’s fiscal year end. In the third quarter of fiscal years 2023 and 2022, lump sum distributions of $2.1 million and $1.9 million were made to plan participants and resulted in a non-cash settlement charge of $0.8 million and $0.8 million, respectively. The Company made a $1.2 million and $2.0 million contribution to the Pension Plan during fiscal years 2024 and 2023, respectively. Depending on the Pension Plan’s projected funding status, the Company expects to contribute between $1.0 million and $3.0 million to the Pension Plan during fiscal year 2025.

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2025	$3,200
2026	3,900
2027	3,800
2028	3,300
2029	4,400
2030 – 2034	20,100

401(k) Plan

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.9 million, $1.9 million and $2.0 million in fiscal years ended 2024, 2023 and 2022, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2024	2023	2022
Current:
Federal	$13,842	$15,784	$7,284
State and local	4,337	3,647	2,516
Total current	18,179	19,431	9,800
Deferred:
Federal	(1,133)	(1,341)	3,004
State and local	(520)	(460)	158
Total deferred	(1,653)	(1,801)	3,162
Total provision for income taxes	$16,526	$17,630	$12,962

The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Provision for state income taxes, net of federal income tax benefit	4.3	3.9	5.8
Federal true-up	1.8	1.5	0.3
Stock compensation and Section 162(m) limitation	0.9	0.8	3.8
	28.0%	27.2%	30.9%

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets	2024	2023
Allowance for credit losses	$385	$345
Inventories	1,128	1,170
Employee compensation and benefits	712	833
Pension and noncurrent employee compensation benefits	952	1,009
Property tax	-	161
Operating lease liabilities	2,529	3,274
Net operating loss and foreign tax credits	878	996
Other	-	277
Total deferred tax assets	6,584	8,065
Less: valuation allowance	(408)	(1,242)
Total deferred tax assets, net	$6,176	$6,823
Deferred tax liabilities
Property, plant and equipment	$3,137	$4,902
Goodwill and other intangible assets	9,739	9,683
Right-of-use assets	2,466	3,204
Other	139	132
Total deferred tax liabilities	$15,481	$17,921
Net deferred income tax liabilities	$9,305	$11,098

At fiscal year ended 2024, the Company had federal net operating loss (“NOL”) carry forwards of approximately $2.7 million. This NOL is related to the acquisitions of Flesh and Impressions Direct. The NOL is subject to a Section 382 limitation of $0.2 million per year and expiring in 2040. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

At fiscal years ended 2024 and 2023, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.1 million and $0.1 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. The interest expense associated with the unrecognized tax benefit is not material. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2024 and 2023 is as follows (in thousands):

	2024	2023
Balance at March 1, 2023	$202	$166
Additions based on tax positions	66	66
Reductions due to lapses of statues of limitations	(30)	(30)
Balance at February 29, 2024	$238	$202

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2020. All material state and local income tax matters have been concluded for years through 2019.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2024, 2023 and 2022.

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

The following table sets forth the computation for basic and diluted earnings (loss) per share for the fiscal years ended:

	2024	2023	2022
Basic weighted average common shares outstanding	25,842,798	25,818,737	26,026,477
Effect of dilutive RSUs	97,278	132,404	82,864
Diluted weighted average common shares outstanding	25,940,076	25,951,141	26,109,341
Earnings per share
Basic	$1.65	$1.83	$1.11
Diluted	$1.64	$1.82	$1.11
Cash dividends	$1.000	$1.000	$0.975

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At fiscal year-end 2024, 52,500 stock options were excluded from the calculation above, as their effect would be anti-dilutive. No options were outstanding at the end of fiscal years 2023 and 2022.

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

(16) Supplemental Cash and Non-Cash Flow Information

Net cash flows from operating activities that reflect cash payments for interest and income taxes, are as follows for the three fiscal years ended (in thousands):

	2024	2023	2022
Supplemental disclosure of cash flow information
Interest paid, net	$-	$-	$57
Income taxes paid, net of refunds	$19,233	$17,966	$11,626

In fiscal year 2023, the Company recorded a non-cash transaction of a $4.5 million note receivable in connection with the sale of an unused manufacturing facility.

(17) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member who was the former owner of a business that the Company acquired. The total right-of-use asset and related lease liability as of February 29, 2024 was $0.4 million and $0.4 million, respectively. During fiscal year 2024, total lease payments made to, and sales made to, the related party were approximately $0.4 million and $3.0 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. The Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for credit losses against its trade receivables to cover the Company’s estimate of credit losses associated with accounts receivable.

No single customer accounts for as much as five percent of the Company’s consolidated net sales or accounts receivable.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. For fiscal years 2024, 2023 and 2022, the Company purchased 40%, 50%, and 51%, respectively, of its materials from one third party vendor. As of February 29, 2024 and February 28, 2023, the net amount due to the vendor was $1.4 million and $3.3 million, respectively. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At February 29, 2024, cash balances included $80.8 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits as we have not experienced any losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we cannot be assured that we will not experience losses on our deposits.