Form 10-Q
period 2024-05-31
ENNIS, INC.
filed 2024-06-26
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2024

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

As of June 24, 2024, there were 25,984,014 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	May 31,	February 29,
	2024	2024
Assets
Current assets
Cash	$91,363	$81,597
Short-term investments	32,326	29,325
Accounts receivable, net	43,909	47,209
Inventories, net	41,003	40,037
Prepaid expenses	2,537	2,168
Prepaid income taxes	-	1,046
Total current assets	211,138	201,382
Property, plant and equipment
Plant, machinery and equipment	162,200	160,305
Land and buildings	67,019	67,121
Computer equipment and software	10,644	10,680
Other	4,055	4,124
Total property, plant and equipment	243,918	242,230
Less accumulated depreciation	188,812	187,265
Property, plant and equipment, net	55,106	54,965
Operating lease right-of-use assets, net	8,836	9,827
Goodwill	94,349	94,349
Intangible assets, net	36,398	38,327
Net pension asset	80	80
Other assets	260	260
Total assets	$406,167	$399,190

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	May 31,	February 29,
	2024	2024
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,542	$11,846
Accrued expenses	17,176	17,541
Current portion of operating lease liabilities	4,075	4,414
Total current liabilities	36,793	33,801
Deferred income taxes	9,429	9,305
Operating lease liabilities, net of current portion	4,489	5,160
Other liabilities	1,083	1,083
Total liabilities	51,794	49,349
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2024 and February 29, 2024	75,134	75,134
Additional paid-in capital	123,948	126,253
Retained earnings	240,423	236,196
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(12,647)	(13,019)
Treasury stock	(72,485)	(74,723)
Total shareholders’ equity	354,373	349,841
Total liabilities and shareholders' equity	$406,167	$399,190

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2024	2023
Net sales	$103,108	$111,294
Cost of goods sold	72,204	77,253
Gross profit	30,904	34,041
Selling, general and administrative	17,170	18,343
Loss from disposal of assets	4	—
Income from operations	13,730	15,698
Other income (expense)
Interest income	1,359	816
Other, net	(348)	(354)
Total other income (expense)	1,011	462
Earnings before income taxes	14,741	16,160
Income tax expense	4,054	4,525
Net earnings	$10,687	$11,635
Weighted average common shares outstanding
Basic	26,156,928	25,839,651
Diluted	26,279,646	25,979,533
Earnings per share
Basic	$0.41	$0.45
Diluted	$0.41	$0.45

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended
	May 31,
	2024	2023
Net earnings	$10,687	$11,635
Adjustment to pension, net of taxes	372	387
Comprehensive income	$11,059	$12,022

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	10,687	—	—	—	10,687
Adjustment to pension, net of deferred tax of $124	—	—	—	—	372	—	—	372
Dividends paid ($0.25 per share)	—	—	—	(6,460)	—	—	—	(6,460)
Stock based compensation	—	—	1,760	—	—	—	—	1,760
Exercise of stock options and restricted stock	—	—	(4,065)	—	—	231,216	4,065	—
Common stock repurchases	—	—	—	—	—	(91,883)	(1,827)	(1,827)
Balance May 31, 2024	30,053,443	$75,134	$123,948	$240,423	$(12,647)	(4,110,893)	$(72,485)	$354,373

Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	11,635	—	—	—	11,635
Adjustment to pension, net of deferred tax of $129	—	—	—	—	387	—	—	387
Dividends paid ($0.25 per share)	—	—	—	(6,459)	—	—	—	(6,459)
Stock based compensation	—	—	686	—	—	—	—	686
Exercise of stock options and restricted stock	—	—	(472)	—	—	26,906	472	—
Balance May 31, 2023	30,053,443	$75,134	$126,101	$224,635	$(13,717)	(4,239,929)	$(74,472)	$337,681

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	May 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$10,687	$11,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,314	2,450
Amortization of intangible assets	1,929	1,894
Loss from disposal of assets	4	—
Accrued interest on short-term investments	(408)	—
Bad debt expense, net of recoveries	110	135
Stock based compensation	1,760	686
Deferred income taxes	56	—
Net pension expense	496	462
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts receivable	3,190	7,299
Prepaid expenses and income taxes	677	384
Inventories	(966)	(365)
Other assets	—	71
Accounts payable and accrued expenses	3,275	(2,698)
Other liabilities	(19)	(227)
Net cash provided by operating activities	23,105	21,726
Cash flows from investing activities:
Capital expenditures	(2,510)	(2,101)
Purchase of businesses, net of cash acquired	—	(5,028)
Purchase of short-term investments	(10,093)	—
Maturity of short-term investments	7,500	—
Proceeds from disposal of plant and property	51	—
Net cash used in investing activities	(5,052)	(7,129)
Cash flows from financing activities:
Dividends paid	(6,460)	(6,459)
Common stock repurchases	(1,827)	—
Net cash used in financing activities	(8,287)	(6,459)
Net change in cash	9,766	8,138
Cash at beginning of period	81,597	93,968
Cash at end of period	$91,363	$102,106

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, from which the accompanying consolidated balance sheet at February 29, 2024 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Issued accounting standards not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve disclosures about a public entity’s reportable segments. This update addresses requests from investors for more detailed information about a reportable segment’s expenses in order to improve understanding of a public entity’s business activities, overall performance, and potential future cash flows. The amendments in this ASU include a requirement for public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and are included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management expects the adoption of the pronouncement will result in additional segment disclosures in its Consolidated Financial Statements for fiscal year 2025.

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

2. Revenue

Nature of Revenues

Substantially all of the Company’s revenue is derived from the sale of commercial printing products in the continental United States of America and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be provided in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

billed to customers, is recognized upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board ("FOB") shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of May 31, 2024.

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

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

3. Short-term Investments and Fair Value Measurements

Short-term investments are securities with original maturities of greater than three months but less than twelve months and are comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company's short-term investments are classified as held-to-maturity for the period presented as it has the positive intent and ability to hold these investments to maturity. The Company's held-to-maturity investments are stated at amortized cost with a zero credit loss allowance because the probability of default is virtually zero due to the high credit rating, long history of no credit losses and the widely recognized risk free nature of these investments.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at May 31, 2024 and February 29, 2024 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
May 31, 2024
Investment securities due in less than one year	$32,326	$-	$59	$32,267

February 29, 2024
Investment securities due in less than one year	$29,325	$-	$45	$29,280

The Company’s short-term investments in investment securities are Level 1 fair value measure. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the three months ended May 31, 2024.

4. Accounts Receivable and Allowance for Credit Losses

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

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended
	May 31,
	2024	2023
Balance at beginning of period	$1,707	$1,709
Bad debt expense, net of recoveries	110	135
Accounts written off	(97)	(25)
Balance at end of period	$1,720	$1,819

The following table summarizes the components of accounts receivables as of the dates indicated (in thousands):

	May 31,	February 29,
	2024	2024
Trade Receivables, net of allowance for credit losses	$37,635	$39,665
Vendor Rebates	1,850	3,109
Notes Receivable	4,424	4,435
	$43,909	$47,209

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

The note receivable related to the sale of an unused manufacturing facility and was structured to be paid in 12 consecutive monthly installments, with a fixed interest rate of 5.95% per annum and a balloon payment due upon completion of the final payment. By mutual agreement, the note has been extended beyond the one-year maturity date due to regulatory delays in clearing the facility for third-party financing. The note is classified as current as the Company believes the regulatory delays will be resolved in the next twelve months.

5. Inventories

With the exception of approximately 7.9% and 7.0% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended May 31, 2024 and February 29, 2024, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at May 31, 2024 and fiscal year ended February 29, 2024 were $1.3 million and $1.8 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 29,
	2024	2024
Raw material	$22,000	$21,764
Work-in-process	5,244	5,621
Finished goods	13,759	12,652
	$41,003	$40,037

6. Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values with certain limited exceptions permitted under US GAAP. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed in the period incurred.

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

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

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

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

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

The results of operations for Stylecraft, UMC and Eagle are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2023). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended
	May 31, 2024	May 31, 2023
Pro forma net sales	$103,108	$118,975
Pro forma net earnings	10,687	12,756
Pro forma earnings per share - diluted	$0.41	$0.49

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the three months ended May 31, 2024 and May 31, 2023.

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

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the information available at lease commencement date, as rates are not implicitly stated in most leases.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

Components of lease expense for the three months ended May 31, 2024 and May 31, 2023 were as follows (in thousands):

	Three months ended
	May 31, 2024	May 31, 2023
Operating lease cost	$1,347	$1,433

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,369	$1,441

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$648	$—

Weighted Average Remaining Lease Terms
Operating leases	2.4 Years	2.8 Years

Weighted Average Discount Rate
Operating leases	4.16%	3.85%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2025 (remaining 9 months)	$3,246
2026	3,391
2027	1,709
2028	516
2029	167
Total future minimum lease payments	$9,029
Less imputed interest	465
Present value of lease liabilities	$8,564

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

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2024	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.4	$29,817	$14,892	$14,925
Customer lists	4.9	81,753	60,844	20,909
Non-compete	1.4	238	185	53
Technology	5.5	650	139	511
Total	5.9	$112,458	$76,060	$36,398

As of February 29, 2024
Definite-lived intangible assets
Trademarks and trade names	7.6	$29,817	$14,366	$15,451
Customer lists	5.1	81,753	59,473	22,280
Non-compete	1.6	238	176	62
Technology	5.8	650	116	534
Total	6.1	$112,458	$74,131	$38,327

Aggregate amortization expense was $1.9 million for the three months ended May 31, 2023 and May 31, 2024.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2025 (remaining)	$5,640
2026	$6,945
2027	$5,856
2028	$4,360
2029	$3,725
2030	$2,510

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2023	91,819
Goodwill acquired	2,530
Balance as of February 29, 2024	94,349
Goodwill acquired	—
Balance as of May 31, 2024	$94,349

During fiscal year 2024, $2.5 million was added to goodwill related to the acquisition of Stylecraft, UMC Eagle and Diamond.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

9. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 29,
	2024	2024
Employee compensation and benefits	$9,855	$13,714
Taxes other than income	1,731	1,341
Accrued legal and professional fees	331	510
Accrued utilities	108	108
Accrued acquisition related obligations	200	200
Income taxes payable	3,364	626
Other accrued expenses	1,587	1,042
	$17,176	$17,541

10. Credit Facility

As of May 31, 2024, the Company had $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the three-month period ended May 31, 2024, the Company repurchased 91,883 shares of common stock under the program at an average price of $19.79. The Company did not repurchase any shares for the three months ended May 31, 2023. Since the program’s inception in October 2008, there have been 2,334,344 common shares repurchased at an average price of $16.47 per share. As of May 31, 2024, $21.5 million remained available to repurchase shares of the Company’s common stock under the program.

12. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSUs") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At May 31, 2024, the Company has 265,887 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended May 31,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

2024 and May 31, 2023, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $1.8 million and $0.7 million, respectively.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2024.

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2024	52,500	$19.88	10.0	—
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at May 31, 2024	52,500	$19.88	8.9	$60.4
Exercisable at May 31, 2024	17,497	$19.88	8.9	$20.1

A summary of the status of the Company’s unvested stock options at May 31, 2024 and the changes during the three months ended May 31, 2024 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2024	52,500	2.47
New grants	—	—
Vested	(17,497)	2.47
Forfeited	—	—
Unvested at May 31, 2024	35,003	2.47

As of May 31, 2024, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.9 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2024	42,131	$20.11
Granted	—	—
Terminated	—	—
Vested	(667)	17.58
Outstanding at May 31, 2024	41,464	$20.15

As of May 31, 2024, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years.

Restricted Stock Units

During the three months ended May 31, 2024, 238,494 performance-based RSUs and 122,303 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $20.37 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the three months ended May 31, 2024:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2024	16,639	$20.11	152,572	$23.17
Granted (1)	122,303	19.43	238,494	20.37
Change due to performance achievement			61,337
Terminated	—	—	—	—
Vested	(16,639)	20.11	(213,909)	22.72
Outstanding at May 31, 2024	122,303	$19.43	238,494	$20.37

(1) The number of shares of time-based grants may, upon vesting, convert 50% into common stock and the remaining 50% into two incentive stock options for each RSU with an exercise price equal to the closing price of the Company's stock on that date for employees who have not met their stock ownership requirements. The number of shares of performance-based grants represents awards granted by the Company at the maximum achievement level of 130% of target payout. Actual shares that may be issued can range from 0% to 130% of target.

As of May 31, 2024, the total remaining unrecognized compensation cost of time-based RSUs was approximately $2.3 million over a weighted average remaining requisite service period of 2.9 years. As of May 31, 2024, the total remaining unrecognized compensation of performance-based RSUs was approximately $4.7 million over a weighted average remaining requisite service period of 2.9 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2024	2023
Components of net periodic benefit cost
Service cost	$166	$182
Interest cost	649	605
Expected return on plan assets	(755)	(792)
Amortization of:
Unrecognized net loss	436	467
Net periodic benefit cost	$496	$462

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company made a $1.2 million contribution to the Pension Plan during the fiscal year 2024. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2024, we had an unfunded pension asset recorded on our balance sheet of approximately $0.1 million.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2024	2023
Basic weighted average common shares outstanding	26,156,928	25,839,651
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	122,718	139,882
Diluted weighted average common shares outstanding	26,279,646	25,979,533
Earnings per share
Net earnings - basic	$0.41	$0.45
Net earnings - diluted	$0.41	$0.45
Cash dividends per share	$0.25	$0.25

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At May 31, 2024, 52,500 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive. No options were outstanding for the three months ended May 31, 2023.

15. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At May 31, 2024, cash balances included $90.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

The Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the condensed consolidated balance sheets, the Company maintains an allowance for credit losses to cover the Company’s estimate of credit losses associated with accounts receivable.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2024
(unaudited)

16. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board. The total right-of-use asset and related lease liability as of May 31, 2024 was $0.3 million and $0.3 million, respectively. The total right-of-use asset and related lease liability as of May 31, 2023 was $0.7 million and $0.7 million, respectively. During the three months ended May 31, 2024, total lease payments and sales made to the related party were approximately $0.1 million and $0.7 million, respectively. During the three months ended May 31, 2023, total lease payments and sales made to the related party were approximately $0.1 million and $0.8 million, respectively.

17. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the three months ended May 31, 2024 and 2023 was 27.5% and 28.0%, respectively. The Company made cash payments for income taxes of $0.3 million and $1.1 million, respectively, for the three months ended May 31, 2024 and 2023.

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

19. Subsequent Events

On June 14, 2024, the Board declared a quarterly dividend on the Company's common stock of 25.0 cents per share, which will be paid on August 5, 2024 to shareholders of record as of July 5, 2024. The expected payout for this dividend is approximately $6.5 million.

On June 25, 2024, the Company acquired the assets of Printing Technologies, Inc. and Paper Solutions, Inc. in Indianapolis, Indiana for approximately $4.9 million plus the assumption of trade payables.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential adverse effects of potential recessionary concerns, inflationary issues and supply chain disruptions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft, sabotage; the impact of the novel coronavirus COVID-19 pandemic or future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks, the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions.; In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024 before making an investment in our common stock.

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

FOR THE PERIOD ENDED MAY 31, 2024

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of May 31, 2024, we operate 57 manufacturing plants throughout the United States in 19 strategically located states as one reportable segment. Approximately 96% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

There are a number of competitors that operate in this segment. We believe our strategic locations and buying power permit us to compete on a favorable basis within the distributor market on factors such as service, quality and price.

Our products are sold throughout the United States primarily by independent distributors, including business forms distributors, resellers, direct mail, commercial printers, software companies, and advertising agencies.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

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

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions influence producers to idle or permanently close individual machines or mills, and/or convert them to different product lines, such as packaging to offset a decline in demand. Paper mill shipments were down across the board through the first half of 2023 as buyers worked through elevated inventories of their products. Producers responded to the sluggish demand conditions with heavy downtime rather than permanent closures keeping prices mostly stable. While our supply of paper in the first quarter of 2024 has remained stable, margins remain under pressure due to the resulting weak volumes and competitive pricing, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

For further information, please see “Cautionary Statement Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 29, 2024, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended May 31, 2024, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 29, 2024.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three months ended May 31, 2024 and the comparative period for 2023 are set forth in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2024		2023
Net sales	$103,108	100.0%	$111,294	100.0%
Cost of goods sold	72,204	70.0	77,253	69.4
Gross profit margin	30,904	30.0	34,041	30.6
Selling, general and administrative	17,170	16.7	18,343	16.5
Loss from disposal of assets	4	—	—	—
Income from operations	13,730	13.3	15,698	14.1
Other income	1,011	1.0	462	0.4
Earnings before income taxes	14,741	14.3	16,160	14.5
Provision for income taxes	4,054	3.9	4,525	4.1
Net earnings	$10,687	10.4%	$11,635	10.5%

Three months ended May 31, 2024 compared to three months ended May 31, 2023

Net Sales. Our net sales were $103.1 million for the quarter ended May 31, 2024, compared to $111.3 million for the same quarter in the prior year, a decrease of $8.2 million, or -7.4%. During the latter part of fiscal 2024, we experienced a weakened demand environment with increased competition on price, resulting in lower sales volume and revenues. Sales decreased $10.6 million due to weaker volume demand and was partially offset by an approximately $2.4 million increase in revenues generated from our recent acquisitions. While revenues were down versus the prior year, first quarter sales increased $5.7 million, or 5.8% from the sequential quarter ending February 29, 2024.

Cost of Goods Sold and Gross Profit Margin. As a result of decreased sales volume, our cost of goods sold decreased $5.1 million, or 6.6%, from $77.3 million for the three months ended May 31, 2023 to $72.2 million for the three months ended May 31, 2024. Our gross profit was $30.9 million or 30.0% of revenue for the quarter ended May 31, 2024 compared to $34.0 million or 30.6% of revenue for the same quarter in the prior year. Our gross profit margin for the quarter of 30.0% showed a 60 basis point increase from 29.4% in the immediately preceding quarter ending February 29, 2024. In the first quarter we completed the integration of our ERP system at two of our recent acquisitions and are beginning to see improved efficiencies and performance. This along with our disciplined cost management and pricing strategies contributed to our improved margins over the sequential quarter, despite continued pressure from soft market conditions and increased competition on price.

Selling, general, and administrative expense. For the three months ended May 31, 2024, our selling, general, and administrative ("SG&A") expenses were $17.2 million compared to $18.3 million for the three months ended May 31, 2023, a decrease of $1.1 million, or 6.0%. As a percentage of net sales, SG&A expenses for the current quarter remained relatively flat and were 16.7% and 16.5% for the three months ended May 31, 2024 and May 31, 2023, respectively.

Loss from disposal of assets. The $4,000 net loss from disposal of assets during the three-month period ended May 31, 2024 was primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended May 31, 2024 was $13.7 million, or 13.3% of net sales, as compared to $15.7 million, or 14.1% of net sales, for the three months ended May 31, 2023. Income from operations increased on a sequential quarter basis by $0.8 million over the $12.9 million for the preceding quarter.

Other income (expense). Other income was $1.0 million for the three months ended May 31, 2024 compared to $0.5 million for the three months ended May 31, 2023. Our increase in income was primarily from an increase in interest income from higher interest rates in the current quarter, $1.4 million for the three months ended May 31, 2024 compared to $0.8 million for the three months ended May 31, 2023.

Provision for income taxes. Our effective tax rate was 27.5% and 28.0% for the three months ended May 31, 2024 and May 31, 2023, respectively. The slight decrease in our overall tax rate this period as compared to last period is due to a decrease in our overall expected state tax rate due to changes in state apportionment.

Net earnings. Net earnings, due to the factors above, were $10.7 million for the three months ended May 31, 2024 as compared to $11.6 million for the comparable quarter in the prior year. Net earnings were impacted by decreased revenues for the three months

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

ended May 31, 2024 compared to the three months ended May 31, 2023. After-tax earnings per diluted share for the three months ended May 31, 2024 were $0.41, compared to $0.45 for the same quarter last year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet all cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation and benefits for employees and the payment of dividends to our shareholders. We believe that our current cash balance of $91.4 million at May 31, 2024, short-term investments of $32.3 million and anticipated cash flows from operations are expected to be similar to prior periods which should be adequate to cover the next twelve months and beyond of our operating and capital requirements. Our capital requirements are expected to be within our historical levels of between $3.0 million and $6.0 million.

	May 31,	February 29,
(Dollars in thousands)	2024	2024
Working capital	$174,345	$167,581
Cash	$91,363	$81,597
Short-term investments	$32,326	$29,325

Working Capital. Our working capital increased $6.8 million or 4.0%, from $167.6 million at February 29, 2024 to $174.3 million at May 31, 2024. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 6.0 to 1.0 at February 29, 2024 to 5.7 to 1.0 at May 31, 2024. Our increase in working capital primarily reflects the increase in cash and short-term investments, $12.8 million, offset by the decrease in accounts receivable, $3.3 million and the increase in our accounts payable and accrued expense, $3.7 million.

	Three months ended May 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$23,105	$21,726
Net cash used in investing activities	$(5,052)	$(7,129)
Net cash used in financing activities	$(8,287)	$(6,459)

Cash flows from operating activities. Cash provided by operating activities was $23.1 million in the three months ended May 31, 2024 compared to $21.7 million in the comparative period ended May 31, 2023. A decrease in accounts receivable, net of accounts receivable from acquired business since the prior fiscal year end provided cash of $3.2 million in the current year three-month period, and $7.3 million in the comparable three-month period of the prior year. An increase in inventories used cash of $1.0 million in the three-month period ended May 31, 2024 and $0.4 million in the same period of 2023. An increase in accounts payable and accrued expenses provided cash of $3.3 million in the current year three-month period and a decrease in accounts payable and accrued expenses used cash of $2.8 million in the prior year comparable three-month period. The decrease in accounts receivable in the current period was primarily due to decreased sales. The increase in accounts payable and accrued expenses during the current period was primarily due to an increase in purchasing activities and inflationary pressures. We continue to monitor incoming orders and adjust raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $5.0 million in the three months ended May 31, 2024 compared to $7.1 million in the three months ended May 31, 2023. Capital expenditures primarily of equipment was $2.5 million and $2.1 million for the three months ended May 31, 2024 and May 31, 2023, respectively. In the three months ended May 31, 2023, $5.0 million was used to acquire businesses. During the current period, we purchased approximately $10.1 million of U.S. government treasury bills, which was partially offset by $7.5 million in matured treasury bills.

Cash flows from financing activities. We used $1.8 million more cash in financing activities during the three months ended May 31, 2024 compared to the same period in the prior year. The increase in cash used during the three months ended May 31, 2024 resulted from $1.8 million common stock repurchased under our stock repurchase program in the three months ended May 31, 2024.

Credit Facility – As of May 31, 2024, we had $0.3 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures, including acquisitions.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. Assuming a stable funding status, we would expect that future required contributions would be between $1.0 million and $3.0 million per year. As our pension assets are invested in marketable securities, changes in actual investment returns or in discount rates could change funding status and requirements significantly. We made a contribution of $1.2 million to our Pension Plan in fiscal year 2024 and anticipate making a required contribution of approximately $1.2 million prior to the end of the current fiscal year. At May 31, 2024, we had a funded pension asset of $0.1 million.

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

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $6.0 million. For the three months ended May 31, 2024, we spent approximately $2.5 million on capital expenditures that was funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 29, 2024 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at May 31, 2024, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of May 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In October 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.8 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. Given the defendants’ pending appeal, we have not yet recognized the proceeds from the judgment in the accompanying condensed consolidated financial statements as of May 31, 2024. In addition, the defendants have posted cash bonds that total approximately $5.1 million, which should be recoverable by the Company if defendants’ appeal is unsuccessful.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 29, 2024.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

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

During the three months ended May 31, 2024, the Company repurchased 91,883 shares of common stock under the program at an average price of $19.79. Since the program’s inception in October 2008, there have been 2,334,344 common shares repurchased at an average price of $16.47 per share. As of May 31, 2024, $21.5 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, filed on June 26, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: June 26, 2024	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 26, 2024	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer