Form 10-Q
period 2024-08-31
ENNIS, INC.
filed 2024-10-03
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2024

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

As of October 1, 2024, there were 26,003,854 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	August 31,	February 29,
	2024	2024
Assets
Current assets
Cash	$99,977	$81,597
Short-term investments	22,655	29,325
Accounts receivable, net	43,729	47,209
Inventories, net	41,742	40,037
Prepaid expenses	2,099	2,168
Prepaid income taxes	2,157	1,046
Total current assets	212,359	201,382
Property, plant and equipment
Plant, machinery and equipment	162,724	160,305
Land and buildings	67,798	67,121
Computer equipment and software	10,589	10,680
Other	4,016	4,124
Total property, plant and equipment	245,127	242,230
Less accumulated depreciation	190,322	187,265
Property, plant and equipment, net	54,805	54,965
Operating lease right-of-use assets, net	8,386	9,827
Goodwill	94,349	94,349
Intangible assets, net	36,475	38,327
Net pension asset	80	80
Other assets	360	260
Total assets	$406,814	$399,190

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	August 31,	February 29,
	2024	2024
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,293	$11,846
Accrued expenses	15,662	17,541
Current portion of operating lease liabilities	3,940	4,414
Total current liabilities	33,895	33,801
Deferred income taxes	9,253	9,305
Operating lease liabilities, net of current portion	4,214	5,160
Other liabilities	1,083	1,083
Total liabilities	48,445	49,349
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2024 and February 29, 2024	75,134	75,134
Additional paid-in capital	124,315	126,253
Retained earnings	244,235	236,196
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(13,175)	(13,019)
Treasury stock	(72,140)	(74,723)
Total shareholders’ equity	358,369	349,841
Total liabilities and shareholders' equity	$406,814	$399,190

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2024	2023	2024	2023
Net sales	$99,038	$106,760	$202,146	$218,054
Cost of goods sold	69,259	73,661	141,463	150,914
Gross profit	29,779	33,099	60,683	67,140
Selling, general and administrative	16,557	18,341	33,727	36,684
Loss from disposal of assets	39	52	43	52
Income from operations	13,183	14,706	26,913	30,404
Other income (expense)
Interest income	1,369	878	2,728	1,694
Other, net	(335)	(301)	(683)	(655)
Total other income (expense)	1,034	577	2,045	1,039
Earnings before income taxes	14,217	15,283	28,958	31,443
Income tax expense	3,909	4,373	7,963	8,898
Net earnings	$10,308	$10,910	$20,995	$22,545
Weighted average common shares outstanding
Basic	26,009,876	25,886,058	26,015,195	25,858,154
Diluted	26,054,499	26,050,983	26,156,161	26,010,739
Earnings per share
Basic	$0.40	$0.42	$0.81	$0.87
Diluted	$0.40	$0.42	$0.80	$0.87

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2024	2023	2024	2023
Net earnings	$10,308	$10,910	$20,995	$22,545
Adjustment to pension, net of taxes	(528)	333	(156)	720
Comprehensive income	$9,780	$11,243	$20,839	$23,265

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2024	30,053,443	$75,134	$123,948	$240,423	$(12,647)	(4,110,893)	$(72,485)	$354,373
Net earnings	—	—	—	10,308	—	—	—	10,308
Adjustment to pension, net of deferred tax of ($132)	—	—	—	—	(528)	—	—	(528)
Dividends paid ($0.25 per share)	—	—	—	(6,496)	—	—	—	(6,496)
Stock based compensation	—	—	713	—	—	—	—	713
Exercise of stock options and restricted stock	—	—	(346)	—	—	19,676	346	—
Common stock repurchases	—	—	—	—	—	(39)	(1)	(1)
Balance August 31, 2024	30,053,443	$75,134	$124,315	$244,235	$(13,175)	(4,091,256)	$(72,140)	$358,369

Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	20,995	—	—	—	20,995
Adjustment to pension, net of deferred tax of ($39)	—	—	—	—	(156)	—	—	(156)
Dividends paid ($0.50 per share)	—	—	—	(12,956)	—	—	—	(12,956)
Stock based compensation	—	—	2,473	—	—	—	—	2,473
Exercise of stock options and restricted stock	—	—	(4,411)	—	—	250,892	4,411	—
Common stock repurchases	—	—	—	—	—	(91,922)	(1,828)	(1,828)
Balance August 31, 2024	30,053,443	$75,134	$124,315	$244,235	$(13,175)	(4,091,256)	$(72,140)	$358,369

Balance May 31, 2023	30,053,443	$75,134	$126,101	$224,635	$(13,717)	(4,239,929)	$(74,472)	$337,681
Net earnings	—	—	—	10,910	—	—	—	10,910
Adjustment to pension, net of deferred tax of $110	—	—	—	—	333	—	—	333
Dividends paid ($0.25 per share)	—	—	—	(6,463)	—	—	—	(6,463)
Stock based compensation	—	—	685	—	—	—	—	685
Exercise of stock options and restricted stock	—	—	(346)	—	—	19,719	346	—
Balance August 31, 2023	30,053,443	$75,134	$126,440	$229,082	$(13,384)	(4,220,210)	$(74,126)	$343,146

Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	22,545	—	—	—	22,545
Adjustment to pension, net of deferred tax of $239	—	—	—	—	720	—	—	720
Dividends paid ($0.50 per share)	—	—	—	(12,922)	—	—	—	(12,922)
Stock based compensation	—	—	1,371	—	—	—	—	1,371
Exercise of stock options and restricted stock	—	—	(818)	—	—	46,625	818	—
Common stock repurchases	—	—	—	—	—	—	—	—
Balance August 31, 2023	30,053,443	$75,134	$126,440	$229,082	$(13,384)	(4,220,210)	$(74,126)	$343,146

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	August 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$20,995	$22,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,566	4,974
Amortization of intangible assets	3,864	3,867
Loss from disposal of assets	43	52
Amortization of discount on short-term investments	(737)	—
Bad debt expense, net of recoveries	177	235
Stock based compensation	2,473	1,371
Net pension expense	992	959
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts receivable	4,639	7,449
Prepaid expenses and income taxes	(1,042)	(2,414)
Inventories	227	2,583
Cash paid to pension plan	(1,200)	—
Other assets	—	62
Accounts payable and accrued expenses	(77)	(6,452)
Other liabilities	21	(297)
Net cash provided by operating activities	34,941	34,934
Cash flows from investing activities:
Capital expenditures	(3,618)	(3,720)
Purchase of businesses, net of cash acquired	(5,622)	(11,932)
Purchase of short-term investments	(10,093)	—
Maturity of short-term investments	17,500	—
Proceeds from disposal of plant and property	56	12
Net cash used in investing activities	(1,777)	(15,640)
Cash flows from financing activities:
Dividends paid	(12,956)	(12,922)
Common stock repurchases	(1,828)	—
Net cash used in financing activities	(14,784)	(12,922)
Net change in cash	18,380	6,372
Cash at beginning of period	81,597	93,968
Cash at end of period	$99,977	$100,340

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended August 31, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, from which the accompanying consolidated balance sheet at February 29, 2024 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

2. Revenue

Nature of Revenues

Substantially all of the Company’s revenue is derived from the sale of commercial printing products in the continental United States of America and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be provided in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

billed to customers, is recognized when the performance obligation is met upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board ("FOB") shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant.

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

The Company does not disaggregate revenue and operates in one sales category consisting of commercial printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of August 31, 2024.

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

FOR THE PERIOD ENDED AUGUST 31, 2024
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

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at August 31, 2024 and February 29, 2024 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
August 31, 2024
Investment securities due in less than one year	$22,655	$-	$1	$22,654

February 29, 2024
Investment securities due in less than one year	$29,325	$-	$45	$29,280

The Company’s short-term investments in investment securities are Level 1 fair value measure. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the three and six months ended August 31, 2024.

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

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2024	2023	2024	2023
Balance at beginning of period	$1,720	$1,819	$1,707	$1,709
Bad debt expense, net of recoveries	67	100	177	235
Accounts written off	(11)	(53)	(108)	(78)
Balance at end of period	$1,776	$1,866	$1,776	$1,866

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

The following table summarizes the components of accounts receivable as of the dates indicated (in thousands):

	August 31,	February 29,
	2024	2024
Trade receivables, net of allowance for credit losses	$37,109	$39,665
Vendor rebates	2,142	3,109
Notes receivable	4,405	4,435
Other	73	-
	$43,729	$47,209

The note receivable related to the sale of an unused manufacturing facility and was structured to be paid in 12 consecutive monthly installments, with a fixed interest rate of 5.95% per annum and a balloon payment due upon completion of the final payment. By mutual agreement, the note receivable has been extended beyond the one-year maturity date due to regulatory delays in clearing the facility for third-party financing. The note receivable is classified as current as the Company believes the regulatory delays will be resolved in the next twelve months.

5. Inventories

With the exception of approximately 7.4% and 7.0% of its inventories valued at the lower of last-in first-out ("LIFO") for the periods ended August 31, 2024 and February 29, 2024, respectively, the Company values its inventories at the lower of first-in, first-out ("FIFO") cost or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at August 31, 2024 and February 29, 2024 were $1.8 million and $1.8 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 29,
	2024	2024
Raw material	$22,454	$21,764
Work-in-process	5,766	5,621
Finished goods	13,522	12,652
	$41,742	$40,037

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

Acquisition of Printing Technologies

On June 26, 2024, the Company acquired the assets and business of Printing Technologies, Inc. ("PTI"), which is based in Indianapolis, Indiana, for approximately $5.6 million in cash. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values using the information available as of the acquisition date. The Company recorded intangible assets with definite lives of approximately $2.0 million in connection with the transaction, which are deductible for tax purposes. This allocation is preliminary and subject to change, which may be material. The acquisition of PTI strengthens our production capabilities and diversifies our product offerings to enable us to better serve our broad customer base.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

The following table summarizes the Company's preliminary purchase price allocation for PTI as of the acquisition date (in thousands):

Accounts receivable	$1,336
Inventories	1,932
Other assets	100
Right-of-use asset	847
Property, plant and equipment	887
Intangibles	2,012
Operating lease liability	(847)
Accounts payable and accrued liabilities	(645)
Acquisition price	$5,622

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

FOR THE PERIOD ENDED AUGUST 31, 2024
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

The results of operations for Stylecraft, UMC, Eagle and PTI are included in the Company’s consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2023). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended		Six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Pro forma net sales	$100,204	$112,646	$206,811	$235,437
Pro forma net earnings	10,335	11,415	21,101	24,469
Pro forma earnings per share - diluted	$0.40	$0.44	$0.81	$0.94

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

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

are considered when determining the lease term. The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the three and six months ended August 31, 2024 and 2023.

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

Components of lease expense for the three and six months ended August 31, 2024 and 2023 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Operating lease cost	$1,389	$1,418	$2,736	$2,851

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,410	$1,421	$2,779	$2,862

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$847	$779	$1,495	$779

Weighted Average Remaining Lease Terms
Operating leases	2.5 Years	2.9 Years

Weighted Average Discount Rate
Operating leases	4.27%	4.03%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2025 (remaining 6 months)	$2,027
2026	3,590
2027	1,912
2028	723
2029	378
Total future minimum lease payments	$8,630
Less imputed interest	476
Present value of lease liabilities	$8,154

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2024	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.2	$30,911	$15,437	$15,474
Customer lists	4.9	82,653	62,201	20,452
Non-compete	1.3	256	194	62
Technology	5.3	650	163	487
Total	5.9	$114,470	$77,995	$36,475

As of February 29, 2024
Definite-lived intangible assets
Trademarks and trade names	7.6	$29,817	$14,366	$15,451
Customer lists	5.1	81,753	59,473	22,280
Non-compete	1.6	238	176	62
Technology	5.8	650	116	534
Total	6.1	$112,458	$74,131	$38,327

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

Aggregate amortization expense was $1.9 million and $3.9 million for the three and six months ended August 31, 2024 and $2.0 million and $3.9 million for the three and six months ended August 31, 2023.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2025 (remaining)	$3,924
2026	$7,158
2027	$6,066
2028	$4,569
2029	$3,934
2030	$2,719

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2023	$91,819
Goodwill acquired	2,530
Balance as of February 29, 2024	94,349
Goodwill acquired	—
Balance as of August 31, 2024	$94,349

During fiscal year 2024, $2.5 million was added to goodwill related to the acquisition of Stylecraft, UMC Eagle and Diamond.

9. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 29,
	2024	2024
Employee compensation and benefits	$10,720	$13,714
Taxes other than income	2,249	1,341
Accrued legal and professional fees	451	510
Accrued utilities	108	108
Accrued acquisition related obligations	200	200
Income taxes payable	455	626
Other accrued expenses	1,479	1,042
	$15,662	$17,541

10. Credit Facility

As of August 31, 2024, the Company had $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

During the three month period ended August 31, 2024, the Company repurchased 39 shares of common stock unrelated to the stock repurchase program at an average price of $22.62. During the six-month period ended August 31, 2024, the Company repurchased 91,883 shares of common stock under the program at an average price of $19.79. The Company did not repurchase under the program any shares for the three months ended August 31, 2024 or for three and six months ended August 31, 2023. Since the program’s inception in October 2008, there have been 2,334,384 common shares repurchased at an average price of $16.47 per share. As of August 31, 2024, $21.5 million remained available to repurchase shares of the Company’s common stock under the program.

12. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units ("RSUs") to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At August 31, 2024, the Company has 225,440 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended August 31, 2024 and August 31, 2023, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.7 million and $0.7 million, respectively. For the six months ended August 31, 2024 and August 31, 2023, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $2.5 million and $1.4 million, respectively.

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2024.

Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2024	52,500	$19.88	10.0	—
Granted	—	—
Terminated	—	—
Exercised	—	—
Outstanding at August 31, 2024	52,500	$19.88	8.6	$211.6
Exercisable at August 31, 2024	17,497	$19.88	8.6	$70.5

A summary of the status of the Company’s unvested stock options at August 31, 2024 and the changes during the six months ended August 31, 2024 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2024	52,500	2.47
New grants	—	—
Vested	(17,497)	2.47
Forfeited	—	—
Unvested at August 31, 2024	35,003	2.47

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

As of August 31, 2024, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.6 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2024	42,131	$20.11
Granted	19,880	23.24
Terminated	—	—
Vested	(20,344)	20.08
Outstanding at August 31, 2024	41,667	$21.61

As of August 31, 2024, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.8 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years.

Restricted Stock Units

During the six months ended August 31, 2024, 183,457 performance-based RSUs and 122,303 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the six months ended August 31, 2024:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2024	16,639	$20.11	152,572	$23.17
Granted (1)	122,303	19.43	238,494	19.97
Change due to performance achievement	—	—	61,337	17.81
Terminated	—	—	—	—
Vested	(16,639)	20.11	(213,909)	22.72
Outstanding at August 31, 2024	122,303	$19.43	238,494	$20.37

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

As of August 31, 2024, the total remaining unrecognized compensation cost of time-based RSUs was approximately $2.1 million over a weighted average remaining requisite service period of 2.6 years. As of August 31, 2024, the total remaining unrecognized

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

compensation of performance-based RSUs was approximately $4.1 million over a weighted average remaining requisite service period of 2.6 years.

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

Pension expense is composed of the following components included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$166	$154	$332	$336
Interest cost	649	622	1,298	1,227
Expected return on plan assets	(755)	(760)	(1,510)	(1,552)
Amortization of:
Unrecognized net loss	436	481	872	948
Net periodic benefit cost	$496	$497	$992	$959

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company made a $1.2 million contribution during the period ended August 31, 2024 and a $1.2 million contribution to the Pension Plan during the fiscal year 2024. As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2024, we had an unfunded pension asset recorded on our balance sheet of approximately $0.1 million.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	26,009,876	25,886,058	26,015,195	25,858,154
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	44,623	164,925	140,966	152,585
Diluted weighted average common shares outstanding	26,054,499	26,050,983	26,156,161	26,010,739
Earnings per share
Net earnings - basic	$0.40	$0.42	$0.81	$0.87
Net earnings - diluted	$0.40	$0.42	$0.80	$0.87
Cash dividends per share	$0.25	$0.25	$0.50	$0.50

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. For the three months ended August 31, 2024, 49,932 shares related to stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive. For the six months ended August 31, 2024, and for the three and six months ended August 31, 2023, 52,500 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive.

15. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At August 31, 2024, cash balances included $99.2 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

16. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board. The total right-of-use asset and related lease liability as of August 31, 2024 was $0.2 million and $0.2 million, respectively. The total right-of-use asset and related lease liability as of August 31, 2023 was $0.5 million and $0.6 million, respectively. During the six months ended August 31, 2024, total lease payments and sales made to the related party were approximately $0.3 million and $1.4 million, respectively. During the six months ended August 31, 2023, total lease payments and sales made to the related party were approximately $0.2 million and $1.9 million, respectively.

17. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

Our effective tax rate for the six months ended August 31, 2024 and 2023 was 27.5% and 28.0%, respectively. The decrease in our overall tax rate this period as compared to the same period last year is due to a decrease in our overall expected state tax rate due to changes in state apportionment. The Company made cash payments for income taxes of $9.2 million and $11.5 million, respectively, for the six months ended August 31, 2024 and 2023.

18. Other Contingencies

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2024
(unaudited)

impact in our consolidated financial statements, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

19. Subsequent Events

On September 20, 2024, the Board declared a quarterly cash dividend on the Company's common stock of 25.0 cents per share. The Board also approved a one-time special dividend of $2.50 per share. The ordinary and special dividend will be paid on November 8, 2024 to shareholders of record as of October 11, 2024. The expected payout for this dividend is approximately $72.4 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential adverse effects of potential recessionary concerns, inflationary issues and supply chain disruptions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft, sabotage; the impact of future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks, the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions.; In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024 before making an investment in our common stock.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of August 31, 2024, we operate 58 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment. Approximately 94% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, 360º Custom LabelsSM, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, B&D Litho®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hoosier Data Forms®, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, Impressions DirectSM, AmeriPrintSM; StylecraftSM, UMC PrintSM; Eagle GraphicsSM, Diamond GraphicsSM, Printed TechnologiesSM, Printed SolutionsSM and Partek SolutionsSM We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes) and Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing is a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

FOR THE PERIOD ENDED AUGUST 31, 2024

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

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions influence producers to idle or permanently close individual machines or mills, and/or convert them to different product lines, such as packaging to offset a decline in demand. Paper mill shipments were down across the board through the first half of 2023 as buyers worked through elevated inventories of their products. Producers responded to the sluggish demand conditions with heavy downtime rather than permanent closures keeping prices mostly stable. While our supply of paper in the first and second quarter of 2024 has remained stable, margins remain under pressure due to the resulting weak volumes and competitive pricing, we intend to continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our domestic suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

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

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 29, 2024, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended August 31, 2024, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 29, 2024.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three and six months ended August 31, 2024 and the comparative period for 2023 are set forth in the tables below.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

Consolidated Summary

Unaudited Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2024		2023		2024		2023
Net sales	$99,038	100.0%	$106,760	100.0%	$202,146	100.0%	$218,054	100.0%
Cost of goods sold	69,259	69.9	73,661	69.0	141,463	70.0	150,914	69.2
Gross profit margin	29,779	30.1	33,099	31.0	60,683	30.0	67,140	30.8
Selling, general and administrative	16,557	16.7	18,341	17.2	33,727	16.7	36,684	16.8
Loss from disposal of assets	39	—	52	—	43	—	52	—
Income from operations	13,183	13.3	14,706	13.8	26,913	13.3	30,404	13.9
Other income	1,034	1.0	577	0.5	2,045	1.0	1,039	0.5
Earnings before income taxes	14,217	14.4	15,283	14.3	28,958	14.3	31,443	14.4
Provision for income taxes	3,909	3.9	4,373	4.1	7,963	3.9	8,898	4.1
Net earnings	$10,308	10.4%	$10,910	10.2%	$20,995	10.4%	$22,545	10.3%

Three months ended August 31, 2024 compared to three months ended August 31, 2023

Net Sales. Our net sales were $99.0 million for the quarter ended August 31, 2024, compared to $106.8 million for the same quarter in the prior year, a decrease of $7.8 million, or 7.3%. Sales decreased $11.2 million due to weaker volume demand and was partially offset by an approximately $3.5 million increase in revenues generated from our recent acquisitions. Current quarter sales decreased $4.1 million, or 3.9% compared to $103.1 million for the sequential quarter ending May 31, 2024. During the latter part of fiscal 2024, we experienced a weakened demand environment with increased competition on price, resulting in lower sales volume and revenues. Our sales volume continues to be impacted by soft customer demand and competitive pricing.

Cost of Goods Sold and Gross Profit Margin. As a result of decreased sales volume, our cost of goods sold decreased $4.4 million, or 6.0%, from $73.7 million for the three months ended August 31, 2023 to $69.3 million for the three months ended August 31, 2024. Our gross profit was $29.8 million or 30.1% of revenue for the quarter ended August 31, 2024 compared to $33.1 million or 31.0% of revenue for the same quarter in the prior year. Our gross profit margin remained relatively flat compared to the immediately preceding quarter ending May 31, 2024 at 30.0%. We continue to take mitigating actions through our cost management and pricing strategies to maintain our margins and offset continued pressure from soft market conditions and increased competition on price.

Selling, general, and administrative expense. For the three months ended August 31, 2024, our selling, general, and administrative ("SG&A") expenses were $16.6 million compared to $18.3 million for the three months ended August 31, 2023, a decrease of $1.8 million, or 9.7%. As a percentage of net sales, SG&A expenses for the current quarter were 16.7% and 17.2% for the three months ended August 31, 2024 and August 31, 2023, respectively. Our SG&A expense decreased as a result of operational efficiencies.

Loss from disposal of assets. The $39,000 and $52,000 net loss from disposal of assets during the three-month period ended August 31, 2024 and 2023, respectively, was primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended August 31, 2024 was $13.2 million, or 13.3% of net sales, as compared to $14.7 million, or 13.8% of net sales, for the three months ended August 31, 2023, a decrease of $1.5 million. Income from operations declined on a sequential quarter basis by $0.5 million and was $13.7 million for the quarter ended May 31, 2024.

Other income (expense). Other income was $1.0 million for the three months ended August 31, 2024 compared to $0.6 million for the three months ended August 31, 2023. Our increase in income was primarily from an increase in interest income from the increase in balance and rates received on money market accounts and short-term investments in the current quarter, $1.4 million for the three months ended August 31, 2024 compared to $0.9 million for the three months ended August 31, 2023.

Provision for income taxes. Our effective tax rate was 27.5% and 28.6% for the three months ended August 31, 2024 and 2023, respectively. The decrease in our overall tax rate this period as compared to last period is due to a decrease in our overall expected state tax rate due to changes in state apportionment.

Net earnings. Net earnings, due to the factors above, were $10.3 million for the three months ended August 31, 2024 as compared to $10.9 million for the comparable quarter in the prior year. Net earnings were impacted by decreased revenues for the three months ended August 31, 2024 compared to the three months ended August 31, 2023. After-tax earnings per diluted share for the three months ended August 31, 2024 were $0.40, compared to $0.42 for the same quarter last year.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

Six months ended August 31, 2024 compared to six months ended August 31, 2023

Net Sales. Our net sales were $202.1 million for the six-month period ended August 31, 2024, compared to $218.1 million for the same period last year, a decrease of $15.9 million, or 7.3%. Our recent acquisitions added approximately $7.1 million in revenues for the six-month period ended August 31, 2024 compared to the six-month period ended August 31, 2023. These increases were offset by a $23.0 million reduction in revenue from our legacy business due to volume decline as larger macroeconomic conditions have softened demand and caused greater competition on price.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold decreased $9.5 million, or 6.3%, from $150.9 million for the six months ended August 31, 2023 to $141.5 million for the six months ended August 31, 2024. Our gross profit was $60.7 million for the six-month period ended August 31, 2024 compared to $67.1 million for the same period in the prior year. Our gross profit margin of 30.0% for the current six-month period, decreasing from the prior year six-month period of 30.8%, is within our target range. Our gross profit margin as a percentage of sales was higher in the prior year six-month period ending August 31, 2023 due to a higher absorption of fixed costs driven from greater volumes shipped. We continue to take mitigating actions through our cost management and pricing strategies to maintain our margins and offset continued pressure from soft market conditions and increased competition on price.

Selling, general, and administrative expense. For the six months ended August 31, 2024, our SG&A expenses were $33.7 million compared to $36.7 million for the six months ended August 31, 2023, a decrease of $2.9 million, or 8.1%. As a percentage of net sales, SG&A expenses for the period were 16.7% and 16.8% for the six months ended August 31, 2024 and 2023, respectively. Our SG&A expense decreased as a result of operational efficiencies.

Loss from disposal of assets. The $43,000 and $52,000 net loss from disposal of assets during the six-month period ended August 31, 2024 and 2023, respectively were primarily attributed to the sale of equipment.

Income from operations. Primarily due to factors described above, our income from operations for the six months ended August 31, 2024 was $26.9 million, or 13.3% of net sales, as compared to $30.4 million, or 13.9% of net sales, for the six months ended August 31, 2023.

Other income (expense). Other income was $2.0 million for the six months ended August 31, 2024 compared to $1.0 million for the six months ended August 31, 2023. Our increase in income was primarily from an increase in interest income from increase in balance and rates received on money market accounts and short-term investments in the current period, $2.7 million for the six months ended August 31, 2024 compared to $1.7 million for the six months ended August 31, 2023.

Provision for income taxes. Our effective tax rate was 27.5% and 28.3% for the six months ended August 31, 2024 and 2023, respectively. The decrease in our overall tax rate this period as compared to last period is due to a decrease in our overall expected state tax rate due to changes in state apportionment.

Net earnings. Net earnings, due to the factors above, were $21.0 million for the six months ended August 31, 2024 as compared to $22.5 million for the comparable period in the prior year, a decrease of $1.6 million. Net earnings per diluted share for the six months ended August 31, 2024 was $0.80, compared to $0.87 for the same period in the prior year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet all cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation and benefits for employees and the payment of dividends to our shareholders. We believe that our current cash balance of $100.0 million at August 31, 2024, short-term investments of $22.7 million and anticipated cash flows from operations are expected to be similar to prior periods which should be adequate to cover the next twelve months and beyond of our operating and capital requirements. Our capital requirements are expected to be within our historical levels of between $3.0 million and $6.0 million.

	August 31,	February 29,
(Dollars in thousands)	2024	2024
Working capital	$178,464	$167,581
Cash	$99,977	$81,597
Short-term investments	$22,655	$29,325

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

Working Capital. Our working capital increased $10.9 million or 6.5%, from $167.6 million at February 29, 2024 to $178.5 million at August 31, 2024. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 6.0 to 1.0 at February 29, 2024 to 6.3 to 1.0 at August 31, 2024. Our increase in working capital primarily reflects the increase in cash and short-term investments, $11.7 million and inventory,$1.7 million, offset by the decrease in accounts receivable, $3.5 million.

	Six months ended August 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$34,941	$34,934
Net cash used in investing activities	$(1,777)	$(15,640)
Net cash used in financing activities	$(14,784)	$(12,922)

Cash flows from operating activities. Cash provided by operating activities was $35.0 million in the six months ended August 31, 2024 compared to $35.0 million in the comparative period ended August 31, 2023. A decrease in accounts receivable, net of accounts receivable from acquired business since the prior fiscal year end provided cash of $4.6 million in the current year six-month period, and $7.5 million in the comparable six-month period of the prior year. A decrease in inventories provided cash of $0.3 million in the six-month period ended August 31, 2024 and $2.6 million in the same period of 2023. A decrease in accounts payable and accrued expenses used cash of $0.1 million in the current year six-month period and a decrease in accounts payable and accrued expenses used cash of $6.5 million in the prior year comparable six-month period. The decrease in accounts receivable in the current period was primarily due to decreased sales. The increase in accounts payable and accrued expenses during the prior year period was primarily due to an increase in purchasing activities and inflationary pressures. We continue to monitor incoming orders and adjust raw material purchases accordingly.

Cash flows from investing activities. Cash used in investing activities was $1.8 million in the six months ended August 31, 2024 compared to $15.6 million in the six months ended August 31, 2023. Capital expenditures primarily of equipment was $3.6 million and $3.7 million for the six months ended August 31, 2024 and August 31, 2023, respectively. In the six months ended August 31, 2024, $5.7 million was used to acquire businesses compared to $11.9 million in same period last year. During the current period, we purchased approximately $10.1 million of U.S. government treasury bills, which was partially offset by $17.5 million in matured treasury bills and invested in money market funds. No treasury bills matured or were purchased during the six months ended August 31, 2023.

Cash flows from financing activities. We used $1.8 million more cash in financing activities during the six months ended August 31, 2024 compared to the same period in the prior year. The increase in cash used during the six months ended August 31, 2024 resulted from $1.8 million common stock repurchased under our stock repurchase program in the six months ended August 31, 2024.

Credit Facility – As of August 31, 2024, we had $0.3 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures, including acquisitions.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. Assuming a stable funding status, we would expect that future required contributions would be between $1.0 million and $3.0 million per year. As our pension assets are invested in marketable securities, changes in actual investment returns or in discount rates could change funding status and requirements significantly. We made a contribution of $1.2 million to our Pension Plan during the period ended August, 31, 2024 and 2023. At August 31, 2024, we had a funded pension asset of $0.1 million.

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

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $3.0 million and $6.0 million. For the six months ended August 31, 2024, we spent approximately $3.6 million on capital expenditures that was funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

Contractual Obligations – There have been no significant changes in our contractual obligations since February 29, 2024 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at August 31, 2024, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of August 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the six months ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In October 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.8 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. Given the defendants’ pending appeal, we have not yet recognized the proceeds from the judgment in the accompanying condensed consolidated financial statements as of August 31, 2024. In addition, the defendants have posted cash bonds that total approximately $5.1 million, which should be recoverable by the Company if defendants’ appeal is unsuccessful.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 29, 2024.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

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

During the six months ended August 31, 2024, the Company repurchased 91,922 shares of common stock under the program at an average price of $19.79. Since the program’s inception in October 2008, there have been 2,334,384 common shares repurchased at an average price of $16.47 per share. As of August 31, 2024, $21.5 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, filed on October 3, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 3, 2024	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 3, 2024	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer