Form 10-K
period 2025-02-28
ENNIS, INC.
filed 2025-05-13
CIK 33002

mt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2024 was approximately $599 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at May 6, 2025 was 26,053,221.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2025

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to the impact of the internet and other electronic media on the demand for forms and printed materials; general economic, business and labor conditions, including the potential adverse effects of potential recessionary concerns, inflationary issues, U.S. import tariffs and supply chain disruptions; and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor, and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage; our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; and our ability to identify, manage or integrate acquisitions.

PART I

ITEM 1. BUSINESS

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. Ennis is primarily a “trade printer” that manufactures a broad range of printed products that are resold throughout the United States through a network of independent distributors. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customers’ needs.

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing and selling business forms and other printed business products primarily to distributors located in the United States. We operate 56 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment; printing services and manufacture of business forms. Approximately 94% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, AmeriPrintSM; StylecraftSM, UMC PrintSM; Eagle GraphicsSM, Diamond GraphicsSM and Printing TechnologiesSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, and National Imprint Corporation® (which provide custom and imprinted envelopes); Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing and National School Forms are a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Raw materials principally consist of a wide variety of weights, widths, colors, sizes, and qualities of paper for business products purchased primarily from one major supplier at favorable prices based on our high volume of business with that supplier relative to our competitors.

Business products usage in the printing industry is generally not seasonal. General economic conditions and contraction of the traditional business forms industry are the predominant factors in quarterly volume fluctuations.

Recent Acquisitions

We have completed a number of acquisitions in recent years.

On June 26, 2024, we acquired the assets and business of Printing Technologies, Inc. ("PTI") in Indianapolis, Indiana. In the last full year preceding the acquisition, PTI generated approximately $12.5 million in combined sales. The acquisition of PTI strengthens our production capabilities and diversifies our product offerings to serve our large and growing customer base.

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

On June 2, 2023, we acquired the assets and business of UMC Print ("UMC") in Overland Park, Kansas, which reported approximately $16.1 million in 2022. The addition of UMC added new commercial printing capabilities, expanded our distributor customer base and provided our existing distributors with new product offerings to further drive their growth.

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

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, General Financial Supply®, Calibrated Forms®, PrintXcel®, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, MegaformSM, Safe®, InfosealSM, StylecraftSM, UMC PrintSM, Eagle GraphicsSM, Diamond GraphicsSM, Printing Technologies and variations of these brands as well as other trademarks. We have similar trademark registrations internationally for certain trademarks.

Customers

Our customer population includes one customer with 5.3% of our consolidated accounts receivables and no single customer account for as much as five percent of our consolidated net sales at fiscal year ended February 28, 2025. No single customer accounts for as much as five percent of our consolidated net sales or accounts receivables during fiscal years 2024 or 2023.

Backlog

At February 28, 2025, our backlog of firm orders was approximately $25.7 million, compared to approximately $33.7 million at February 29, 2024. The reduction in backlog from fiscal 2024 to fiscal 2025 is due primarily to a combination of change in product mix requiring shorter lead times for ordering and reduction in sales volume.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2025, 2024 or 2023.

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

Environmental Stewardship

Ennis respects the environment and makes all attempts to protect our natural resources. We believe we comply with all laws and regulations regarding the use and preservation of our land, air, and water. This principle has been part of our Code of Conduct since 2005. Our goal of operating in an environmentally responsible manner aligns with our goals of operating a profitable and responsible business. For example, we recycle waste material generated in our printing processes to generate income from selling the scrap material. We recycled 21.1 million pounds of paper and 1.1 million pounds of cardboard and cores in fiscal year 2025. Additionally, the use of soy-based inks allow us to avoid cleaning solutions that may pose environmental hazards. We use environmentally friendly cleaning agents to insure that our wastewater is not contaminated and does not require special disposal.

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

Another aspect of our business model which reduces carbon emissions is the reduction in transportation costs for our employees, as well as our customers. A number of our facilities are located in small towns where the employees have a short commute, and travel time is minimal. Our geographical dispersion reduces the amount of transportation time and distance associated with delivering our products to our customers. Likewise, we use third party transportation and logistical companies to pick up and deliver our products. Partnering with larger shipping organizations that have the scale to be more resourceful and implement more energy efficient delivery methods enables us to ship our products in an efficient and effective manner.

Our primary supplier of paper is vital to our business as they supply raw materials that are minimally altered during the production process. Our primary supplier is SFI, FSC and PEFC certified. The SFI Forest Management Standard covers key values such as protection of biodiversity, species at risk and wildlife habitat; sustainable harvest levels; protection of water quality; and prompt regeneration. FSC certification ensures that that paper we buy from SFI comes from responsibly-managed forests that provide environmental, social and economic benefits. PEFC cares for forests globally and locally. They work to protect our forests by promoting sustainable forest management through certification. This means that all can benefit from the many paper products that forests provide now, while ensuring these forests will be around for generations to come. The Company’s primary paper supplier ensures that all of their supply chain materials are sourced with similar accredited suppliers allowing for more transparency and a more trustworthy supplier commitment to quality, safety and the protection of our natural resources.

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

Two of our largest facilities have solvent recovery systems which allows the recovery of press plate washing solutions for re-use. These systems result in a substantial reduction of any hazardous waste. The Company ensures that we are in compliance with applicable state and federal environmental laws on hazardous materials including Proposition 65 in California and federal Conflict Minerals compliance.

Attention to choice of material suppliers, transportation partners, energy usage and avoidance of hazardous wastes that might impact wastewater disposal, are part of the business model that improves or avoids damage to the environment we live and work in.

Human Capital

At February 28, 2025, we had 1,856 employees. 157 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. We believe we have a good working relationship with our employees and all of the unions that represent our employees.

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

Risks related to our business and operations

Our results and financial condition are affected by global and local market conditions, competitors’ pricing strategies, and risks due to new or increased tariffs, which can adversely affect our sales, margins, and net income.

Our results of operations can be affected by local, national and worldwide market conditions. The consequences of domestic and international economic uncertainty or instability, volatility in commodity markets, and domestic or international policy uncertainty, all of which we have seen in the past, can all impact economic activity. Unfavorable conditions can depress the demand for our products and thus sales in a given market and may prompt competitor’s pricing strategies that adversely affect our margins or constrain our operating flexibility. Certain macroeconomic events, such as crises in the financial markets, inflation, high interest rates, tariffs, recessionary concerns, cost and labor pressures, distribution challenges and the availability of paper could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends on several factors, including (i) our ability to manage movements in commodity prices and the impact of government actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the past volatility in the global financial markets, (ii) the impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our manufacturing facilities and (iii) other factors, which may be beyond our control.

Digital technologies will continue to erode the demand for our printed business documents.

The printing industry continues to experience weakening demand for printed products. The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference and digital substitutions, as well as governmental influences for paperless business environments will continue to reduce the number of traditional printed documents sold. Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

Increasing postal rates make direct mail campaigns more expensive, potentially leading our customers to reduce their demand for our products and shift to alternative marketing channels. Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information. These applications will increasingly be conducted over the internet or through other electronic payment systems. The predominant method of our customers’ communication with their customers is by printed information. As their customers become more accepting of internet communications, our customers may increasingly opt for what is perceived to be a less costly electronic option, which would reduce our revenue. The pace of these trends is difficult to predict. These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue which could place pressure on our operating margins.

In response to the gradual obsolescence of our standardized business forms, we continue to develop our capability to provide custom and full-color products. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products and we are unable to increase our market share, our sales and profits will be affected. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins or impact the value of our recorded goodwill and intangible assets. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

We obtain our raw materials from a limited number of suppliers, and any disruption in our relationships with these suppliers, or any substantial increase in the price of raw materials or material shortages could have a material adverse effect on us.

We currently purchase a large majority of our paper products (a significant input to our print products) from one major supplier at favorable costs based on our high volume of business with this supplier relative to our competitors. Traditionally we have purchased our paper products from a limited number of suppliers, all of which must meet stringent quality and on-time delivery standards under long-term contracts. The closing of paper mills as recently announced would reduce capacity, potentially increasing prices and require us to seek alternative suppliers. We predominantly purchase our other raw materials from domestic suppliers but may be required to source from international suppliers if our domestic suppliers are unable to meet our supply requirements. Fluctuations in the quality of our paper commodity, unexpected price changes, decline in overall distribution channels or other factors that relate to our suppliers could have a material adverse effect on our operating results.

Paper is a commodity that is subject to frequent increases or decreases in price, and these fluctuations are sometimes significant. The prices for paper and many of our raw materials have been volatile and may continue to increase due to overall inflationary pressure and global market conditions. We believe there is no effective market of derivative instruments to insulate us against unexpected changes in price of paper in a cost-effective manner and negotiated purchase contracts provide only limited protection against price increases. Generally, when paper prices increase, we attempt to recover the higher costs by raising the prices of our products to our customers. In the price-competitive marketplaces in which we operate, however, we may not always be able to pass through any or all of the higher costs. As such, any significant increase in the price of paper or shortage in its availability could have a material adverse effect on our results of operations.

Challenging financial market conditions and changes in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 12% of our employees. As of February 28, 2025, the Pension Plan was 103% funded on a projected benefit obligation ("PBO") basis and 109% on an accumulated benefit obligation ("ABO") basis. Included in our financial results are Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability and future required minimum contribution levels. A decline in long-term interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10-basis point change in the discount rate impacts our computed pension liability by approximately $0.5 million. Similar to fluctuations in market values, a drop in the discount rate can negatively impact our funded status, recorded pension liability and future contribution levels. Also, continued changes in the mortality assumptions can impact our funded status. Additionally, as we experienced in recent years, the number of participants taking lump sum distributions at retirement could be sufficiently high as to cause a settlement charge, which would impact current earnings of the Pension Plan.

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

As of February 28, 2025, approximately 8% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

We have faced a tight labor market due to competitive wage increases, labor shortages and turnover. Labor shortages and rising labor-related costs could adversely impact our earnings.

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

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, concerning, among other things, wastewater discharges, air emissions and solid waste disposal, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at the facilities we may acquire.

Changes in U.S. tariff and trade policy could adversely affect our business.

We are monitoring changes and potential changes to U.S. tariff and trade policies under the current Presidential administration, along with reciprocal tariffs or other countermeasures imposed or that may be imposed by other countries in response. The current environment is dynamic and uncertain, as the U.S. President has imposed, modified and paused tariffs, and granted exemptions from tariffs, on different countries and products multiple times since taking office in January 2025. Changing U.S. tariff and trade policies could cause higher inflation, higher interest rates and slower economic growth or recession in the U.S. We predominantly purchase our other raw materials from domestic suppliers but may be required to source from international suppliers if our domestic suppliers are unable to meet our supply requirements. Our domestic suppliers may incur tariffs leading to increased prices. These changes and uncertainties regarding future changes could result in higher costs to our business and impact demand from our customers. These factors could have a material adverse effect on our business.

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

Income, sales or other tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied. Most recently, on August 16, 2022, legislation commonly known as the Inflation Reduction Act (the "IRA") was signed into law. Among other things, the IRA includes a 1% excise tax on certain corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. Following the 2018 U.S. Supreme Court decision in South Dakota v Wayfair, states may require an out-of-state seller with no physical presence in the state to collect and remit sales tax on goods the seller ships to consumers in the state. While the company now collects, remits and reports sales tax in states that it does business in, the adoption of new laws by taxing authorities could create significant increases in internal cost necessary to capture data, collect and remit tax. All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

Along with our own data and information in the normal course of our business, we and our customers and partners collect and retain significant volumes of certain types of data, some of which are subject to specific laws and regulations. Complying with varying jurisdictional requirements is becoming increasingly complex and could increase the costs and difficulty of compliance, and violations of applicable data protection laws. Many of our clients provide us with information they consider confidential or sensitive, and many of our clients' industries have established standards for safeguarding the confidentiality, integrity and availability of information relating to their businesses and customers. Data stored in our systems or available through web portals is susceptible to cybercrime or intentional disruption, which have increased globally across all industries in terms of sophistication and frequency. Disclosure of data maintained on our network, a security breach of our systems or other similar events may damage our reputation, subject us to regulatory enforcement action, third party litigation and cause significant reputational or financial harm for our clients and partners. Any of these outcomes may adversely affect our results of operations, financial condition and cash flows.

As previously disclosed, the Company was targeted with an encryption ransomware attack on November 30, 2022. The Company eliminated the ransomware and restored its systems. Since then, the Company has implemented additional security measures to make it more difficult for an outside agent to gain access to our network, such as a multifactor authentication (MFA) protocol and a robust firewall to strengthen the Company's network. Despite us improving our information technology general controls, we cannot give any assurances that the Company will not become the subject of a future more sophisticated, or more harmful attack.

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

During the fiscal year ended February 28, 2025, we have not identified any risks from cybersecurity threats that have materially affected our business operations or financial conditions.

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

Our IT team is led by the Director of Information Technology and is responsible for regular assessment and management of cybersecurity risks. The Director of Information Technology has constant access to the Audit Committee to provide regular updates as necessary regarding any new developments.

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

All of our properties are used for the production, warehousing and shipping of business products, including the following: business forms, flexographic printing, and advertising specialties (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Columbus, Kansas); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee and Claysburg, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; Nevada, Iowa and Bridgewater, Virginia); statement printing and mailing (Roanoke, Virginia; Arlington, Texas; South Elgin, Illinois, and Overland Park, Kansas); kiosk media, thermal, ATM, and pay station receipts (Indianapolis, Indiana); and pressure seal products (Roanoke, Virginia and Clarksville, Tennessee).

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

All of our rented property is held under leases with original terms of one or more years, expiring at various times through March 2030. Some leases include options to renew at our discretion. Generally, we are able to maintain or renew leases as they expire without significant difficulty, but leases in certain markets may be subject to significant rent increases that necessitate consolidating operations to maintain profitability.

		Approximate Square Footage
Location	General Use	Owned	Leased
Fairhope, Alabama	Manufacturing	65,000	—
Sun City, California	Two Manufacturing Facilities and Warehouse	52,617	1,911
Denver, Colorado	One Manufacturing Facility	60,000	—
Lithia Springs, Georgia	Manufacturing	—	40,050
Harvard, Illinois	Manufacturing and Warehouse	42,000	—
South Elgin, Illinois	Manufacturing	—	70,500
Indianapolis, Indiana	Manufacturing	—	34,630
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Girard, Kansas	Manufacturing	69,474	—
Overland Park, Kansas	Two Manufacturing Facilities	—	26,750
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Canton, Michigan	Two Manufacturing Facilities and Warehouse	32,958	13,490
Macomb, Michigan	Manufacturing	56,350	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Fenton, Missouri	Vacant **	—	26,847
Marlboro, New Jersey	Manufacturing and Warehouse	—	7,450
Caledonia, New York	Manufacturing and one vacant	191,730	—
Fairport, New York	Two Manufacturing Facilities	40,800	—
Coshocton, Ohio	Manufacturing	24,750	—
Toledo, Ohio	Three Manufacturing Facilities	120,947	—
Portland, Oregon	Two Manufacturing Facilities	—	261,765
Annville, Pennsylvania	Manufacturing	37,000	—
Claysburg, Pennsylvania	Manufacturing	—	69,000
Clarksville, Tennessee	Manufacturing	51,900	—
Powell, Tennessee	Manufacturing	43,968	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Ennis, Texas	Three Manufacturing Facilities *	325,118	—
Houston, Texas	Manufacturing	—	29,668
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Bridgewater, Virginia	Manufacturing	—	25,730
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Roanoke, Virginia	Manufacturing	—	110,000
DePere, Wisconsin	Manufacturing	—	123,187
Mosinee, Wisconsin	Manufacturing	—	5,400
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
		2,622,360	983,539
Corporate Offices

Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,659,660	983,539

* 22,000 square feet of Ennis, Texas location leased

** The Company exited the lease facility and is actively looking to sublease the remaining noncancellable lease term through July 2027.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

In October 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.8 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. Given the defendants’ pending appeal, we have not yet recognized a contingent gain from the October 2023 judgment. Nevertheless, the defendants have posted cash bonds that total approximately $5.1 million, which should be recoverable by the Company if defendants’ appeal is unsuccessful.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord seeks more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. The Company has accrued a liability reserve of approximately $0.4 million related to this claim. The case will not be tried until the first calendar quarter of 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2025
First Quarter	$25.75	$18.88	7,439	$0.250
Second Quarter	24.37	20.55	5,964	$0.250
Third Quarter	25.75	20.02	11,775	$2.750
Fourth Quarter	21.72	19.76	7,700	$0.250
Fiscal Year Ended February 29, 2024
First Quarter	$22.19	$18.94	7,812	$0.250
Second Quarter	22.46	19.38	5,412	$0.250
Third Quarter	21.99	20.55	4,317	$0.250
Fourth Quarter	23.17	19.75	6,288	$0.250

On May 6, 2025, the last reported sale price of our common stock on the NYSE was $18.39, and there were approximately 596 shareholders of record. Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.25 per share of our common stock was paid in each quarter of fiscal years 2023, 2024 and 2025. During the third quarter of fiscal year 2025, a special dividend of $2.50 per share of our common stock was paid in addition to the ordinary dividend of $0.25 per share of our common stock.

Dividends are declared at the discretion of the Board and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. The Board does view the dividend as an important aspect of owning Ennis stock and continues to rank it high in priority in allocating the Company's earnings.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $60.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,334,344 common shares under the program at an average price of $16.47 per share. During our fiscal year 2025, we repurchased 91,883 shares of common stock at an average price of $19.79 per share. As of February 28, 2025, $21.5 million remained available to repurchase shares of common stock under the program.

Stock Performance Graph

The graph below matches Ennis, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from February 29, 2020 to February 28, 2025.

	2020	2021	2022	2023	2024	2025
Ennis, Inc.	$100.00	$103.62	$103.08	$125.43	$122.94	$150.98
S&P 500	100.00	131.29	152.81	141.06	184.01	217.88
Russell 2000	100.00	151.00	141.92	133.39	146.79	156.61

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

References to 2025, 2024 and 2023 refer to the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

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

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or mills, and or convert them to different product lines, such as packaging to offset a decline in demand. Recently, there have been consolidations of paper suppliers and mill closure announcements which may cause the paper prices to fluctuate substantially in the future. The only domestic source of carbonless paper announced that it is closing its factory. We intend to build a surplus of inventory as buffer inventory until we transition to other sources. While margins remain under pressure due to the resulting weak volumes, we continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we are required to make estimates and assumptions that affect the disclosures and reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for credit losses, inventory valuations, property, plant and equipment, intangible assets, pension plan obligations, accrued liabilities and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following accounting estimates are the most critical due to the application of significant subjective assumptions and judgments in the preparation of such estimates, which are included in our Consolidated Financial Statements.

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

As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our Pension Plan funding status and associated liability recorded. The expected rate of return on assets was 5.50% and 6.00% at February 28, 2025 and February 29, 2024, respectively.

Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our Pension Plan's funded status, recorded pension liability and future contribution levels with the opposite impact occurring for an increase in the discount rate. During fiscal years 2024 and 2025, the discount rate used to determine the net pension obligations for purposes of our Consolidated Financial Statements was 5.15%. The discount rate is reviewed by management annually and is adjusted to reflect movements in the average Mercer and FTSE (formerly Citigroup) pension yield curves for mature pension plans with duration of about 12-15 years. The Company estimated the duration of its pension benefit obligation ("PBO") to be approximately 12-15 years. Each 10-basis point change in the discount rate impacts our computed pension liability by about $0.5 million.

Also, continued changes in the mortality assumptions could potentially impact our Pension Plan's funded status. For the February 28, 2025 measurement, no change was made to the mortality assumption. The mortality assumption is used to estimate the future lifetime of plan participants. Any actual impact on the Pension Plan from the higher than expected mortality has already been recognized in the underlying participant data used to measure the pension liability. The impact on future longevity is still being studied, and there is a general expectation that the current population is a healthier cohort such that mortality rates may return to pre-pandemic levels. This assumption will continue to be monitored.

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

We assess goodwill for impairment annually as of December 1, or more frequently if impairment indicators are present. The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of its single reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the reporting unit’s business, overall financial performance of the business, and performance of the common share price of the Company. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step quantitative approach is applied in making an evaluation. The quantitative evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, an appropriate discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. If the quantitative evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the fiscal years ended February 28, 2025 or February 29, 2024.

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

Allowance for Excess and Obsolete Inventories – With the exception of approximately 7.1% and 7.0% of inventories valued using the lower of last-in, first-out ("LIFO") cost flow assumption for fiscal years 2025 and 2024, respectively, our inventories are valued at the lower of cost or net realizable value as is required under U.S. GAAP when we follow the first-in-first-out cost flow assumption (“FIFO”). We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated net realizable value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required. The allowance for excess and obsolete inventory at fiscal years ended 2025 and 2024 were $1.8 million and $1.7 million, respectively. The aged inventory allowance is recorded primarily to account for the decrease in market value of general stock inventory that is not manufactured to specific customer order. Inventory write offs were $0.1 million in each of the fiscal years ended 2025, 2024, and 2023.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products. The operating results of the Company for fiscal year 2025 and the comparative fiscal years 2024 and 2023 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal years ended
Operations - Data (in thousands)	2025		2024		2023
Net sales	$394,618	100.0%	$420,109	100.0%	$431,837	100.0%
Cost of goods sold	277,324	70.3	294,767	70.2	300,787	69.7
Gross profit margin	117,294	29.7	125,342	29.8	131,050	30.3
Selling, general and administrative	65,378	16.6	68,830	16.4	70,793	16.4
(Gain) loss from disposal of assets	(58)	—	53	—	(5,896)	(1.4)
Income from operations	51,974	13.2	56,459	13.4	66,153	15.3
Other income (expense), net	3,480	0.9	2,664	0.6	(1,223)	(0.3)
Earnings before income taxes	55,454	14.1	59,123	14.1	64,930	15.0
Provision for income taxes	15,232	3.9	16,526	3.9	17,630	4.1
Net earnings	$40,222	10.2%	$42,597	10.1%	$47,300	11.0%

Net Sales. Our net sales were $394.6 million for fiscal year 2025, compared to $420.1 million for fiscal year 2024, a decrease of $25.5 million, or -6.1%, primarily due to a $38.7 million decrease in volume demand, partially offset by an approximately $13.2 million increase in revenues generated from our recent acquisitions. The print market overall continues to be fairly soft with competitive pricing pressures resulting in reduced volume.

Our net sales were $420.1 million for fiscal year 2024 compared to $431.8 million for fiscal year 2023, a decrease of $11.7 million or -2.7%, primarily due to a $32.9 million decrease in volume demand, partially offset by an approximately $21.2 million increase in revenues generated from three acquisitions during fiscal year 2024.

Cost of Goods Sold. As a result of decreased sales volume, our manufacturing costs decreased $17.4 million, or -5.9% from $294.8 million for fiscal year 2024 to $277.3 million for fiscal year 2025. Our gross profit was $117.3 million or 29.7% of sales for fiscal year 2025, compared to $125.3 million or 29.8% of sales for fiscal year 2024.

Our manufacturing costs decreased $6.0 million, or -2.0%, from $300.8 million for fiscal year 2023 to $294.8 million for fiscal year 2024. Our gross profit was $125.3 million or 29.8% of sales for fiscal year 2024, compared to $131.1 million or 30.3% for fiscal year 2023.

Selling, general, and administrative expenses. For fiscal year 2025, our selling, general and administrative (“SG&A”) expenses were $65.4 million compared to $68.8 million for fiscal year 2024, a decrease of $3.5 million, or -5.0% primarily as a result of reduction in executive incentive compensation expense. Our SG&A expense also decreased as a result of operational efficiencies. As a percentage of sales, SG&A increased slightly from 16.4% in fiscal year 2024 to 16.6% in fiscal year 2025.

Our SG&A expenses decreased approximately $2.0 million or -2.8%, from $70.8 million for fiscal year 2023 to $68.8 million for fiscal year 2024 primarily as a result of reduction in executive incentive compensation expense. As a percentage of sales, SG&A expenses remained flat at 16.4% in fiscal years 2024 and 2023.

(Gain) loss from disposal of assets. The $0.1 million gain from disposal of assets for fiscal 2025 is primarily from the sale of unused manufacturing equipment. The $0.1 million loss from disposal of assets for fiscal 2024 is primarily from the sale of unused manufacturing equipment. The $5.9 million gain from disposal of assets for fiscal 2023 is primarily from the sale of an unused manufacturing facility, $5.8 million, and $0.1 million of manufacturing equipment.

Income from operations. Primarily due to factors described above, our income from operations for fiscal year 2025 decreased $4.5 million to $52.0 million or 13.2% of net sales from $56.5 million or 13.4% of net sales for fiscal year 2024. Income from operations for fiscal year 2024 decreased $9.7 million to $56.5 million or 13.4% of net sales from $66.2 million or 15.3% of net sales for fiscal year 2023.

Other income (expense). Interest income for fiscal year 2025 was $4.9 million compared to $4.0 million in 2024 and $0.8 million in 2023. Our increase in interest income in 2025 was due to a higher average cash and investment balances in 2025 compared to 2024 and higher interest rates compared to 2023.

Our interest income is offset by other expense. Other expense for fiscal year 2025 was $1.4 million compared to $1.3 million for fiscal year 2024. Our increase in expense was from higher non-service cost components of net periodic benefit costs relating to pension expense in fiscal year 2024.

Other expense was $1.3 million for fiscal year 2024 compared to $2.0 million for fiscal year 2023. The decrease in expense was from lower non-service cost components of net periodic benefit costs relating to pension expense in fiscal year 2024.

Provision for income taxes. Our effective tax rates for fiscal years 2025, 2024 and 2023 were 27.5%, 28.0%, and 27.2%, respectively. The change in effective tax rate for fiscal year 2025 and 2024 was primarily the result of change in state apportionment.

Net earnings. Net earnings were $40.2 million, or $1.54 per diluted share for fiscal year 2025 as compared to $42.6 million or $1.64 per diluted share for fiscal year 2024. Net earnings were impacted by decreased revenues in fiscal year 2025. Net earnings were $42.6 million, or $1.64 per diluted share for fiscal year 2024 as compared to $47.3 million or $1.82 per diluted share for fiscal year 2023. Net earnings were impacted by decreased revenues in fiscal year 2024. Net earnings in fiscal year 2023 were impacted by a $5.8 million gain from disposal of assets that added $0.17 per share.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation and benefits for employees and the payment of dividends to our shareholders. We believe that our current cash balance of $67.0 million at February 28, 2025, short-term investments of $5.5 million and cash flows from operations are expected to be similar to prior years which should be adequate to cover the next twelve months and beyond of our operating and capital requirements. Our annual capital requirements to maintain our manufacturing property are expected to be within our historical levels of between $4.0 million and $7.0 million.

	Fiscal Years Ended
(Dollars in thousands)	2025	2024	2023
Working capital	$119,436	$167,581	$155,379
Cash	$67,000	$81,597	$93,968
Short-term investments	$5,475	$29,325	$—

Working Capital. Our working capital decreased $48.1 million or -28.7% from $167.6 million at February 29, 2024 to $119.4 million at February 28, 2025 primarily due to a special dividend of $65.0 million paid to Shareholders during the fiscal year 2025. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 6.0 to 1.0 for fiscal year 2024 to 4.6 to 1.0 for fiscal year 2025. Our decrease in working capital primarily reflects the decrease in cash and short-term investments, $38.4 million, accounts receivable, $8.5 million, and inventory, $1.2 million. In addition, the $4.4 million note receivable was reclassified to long-term. The note receivable has been extended beyond the one-year maturity date due to regulatory delays in clearing the sold property for third-party financing. See Note 2.

Our working capital increased by approximately $12.2 million, or 7.9%, from $155.4 million at February 28, 2023 to $167.6 million at February 29, 2024. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 4.8 to 1.0 for fiscal year 2023 to 6.0 to 1.0 for fiscal year 2024. Our increase in working capital primarily reflects the increase in cash and short-term investments, $17.0 million, offset by the decrease in accounts receivable, $6.3 million, and inventory, $6.8 million, and the decrease in our accounts payable and accrued expense $7.0 million. We strategically reduced inventory levels to improve cash flow and the decrease in receivables is primarily a result of accelerating the timing of collections relative to fiscal year end.

Cash Flow Components

	Fiscal years ended
(Dollars in thousands)	2025	2024	2023
Net cash provided by operating activities	$65,855	$69,069	$46,776
Net cash provided by (used in) investing activities	$13,200	$(54,994)	$(11,457)
Net cash used in financing activities	$(93,652)	$(26,446)	$(26,957)

Cash flows from operating activities. Cash provided by operating activities was $65.9 million for fiscal year 2025 (a decrease of $3.2 million compared to fiscal year 2024), $69.1 million for fiscal year 2024 (an increase of $22.3 million compared to fiscal year 2023) and $46.7 million for fiscal year 2023.

Our decreased operational cash flows in fiscal year 2025 compared to fiscal year 2024 was primarily the result of a $6.1 million decrease from inventories, $0.7 million increase from our accounts receivable, offset by a $2.4 million decrease in earnings and $7.7 million decrease in payables and accrued expenses.

Our increased operational cash flows in fiscal year 2024 compared to fiscal year 2023 was primarily the result of a $16.9 million decrease from inventories, $18.1 million decrease from our accounts receivable, offset by a $4.7 decrease in earnings, $5.3 million decrease in payables and accrued expenses and a $5.9 million gain from disposal of assets during fiscal year 2023.

Cash flows from investing activities. Cash provided by investing activities was $13.2 million in fiscal year 2025 compared to $55.0 million cash used in investing activities in fiscal year 2024. During fiscal year 2025, $6.2 million was used to acquire businesses compared to $19.6 million in fiscal year 2024. During fiscal year 2025 we purchased approximately $10.1 million of U.S. government treasury bills, which was partially offset by $35.0 million in matured treasury bills and invested in money market funds. We purchased $31.4 million of U.S. government treasury bills during fiscal year 2024, which was partially offset by $2.5 million in matured treasury bills.

Cash flows from financing activities. We used $67.2 million more cash in financing activities during fiscal year 2025 compared to fiscal year 2024. The increase in cash used during fiscal year 2025 resulted from a one-time special dividend of $2.50 per share or $65.0 million and a $1.8 million common stock repurchase under our stock repurchase program. Cash used in financing activities was $93.7 million in fiscal year 2025 compared to $26.4 million in fiscal year 2024 and $27.0 million used in fiscal year 2023.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $60.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately-negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 2,334,344 common shares under the program at an average price of $16.47 per share. During our fiscal year 2025, we repurchased 91,883 shares of common stock at an average price of $19.79 per share. As of February 28, 2025, $21.5 million remained available to repurchase shares of the Company’s common stock under the program. The Company expects to continue to repurchase its shares under the repurchase program during fiscal year 2026 provided that the Board determines such repurchases to be in the best interests of the Company and its shareholders.

Credit Facility – As of February 28, 2025, we had $0.3 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. The assumptions used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligations for purposes of our Consolidated Financial Statements. The funding of our Pension Plan is governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the Internal Revenue Code and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021. Under these regulations, the liabilities are discounted using 24-month average corporate bond rates within a specified corridor around the 25-year average. For the remainder of 2025, the effective discount rate is expected to be between 5.30% and 5.40%. We made a contribution of $1.2 million to our Pension Plan in fiscal years 2025 and 2024, and a $2.0 million contribution in fiscal year 2023. Given our funding status as of February 28, 2025, and absent any significant negative event, we anticipate that our future contributions will be between $1.0 million and $1.2 million per year, depending on our Pension Plan’s funding.

Inventories – We believe our current inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes. The only domestic source of carbonless paper announced that it is closing its factory. We intend to build a surplus of inventory as buffer inventory until we transition to other sources.

Capital Expenditures – We expect our capital expenditure requirements for fiscal year 2025, exclusive of capital required for possible acquisitions, will be in line with our historical levels of between $4.0 million and $7.0 million. We expect to fund these expenditures through existing cash flows. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future. We evaluate acquisitions and consider cash flow availability in executing our growth strategy.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2025 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. The following table represents our contractual commitments as of February 28, 2025 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	$40,500	$3,900	$7,200	$8,800	$20,600
Letters of credit	318	318	—	—	—
Operating leases	10,142	4,251	4,770	1,121	—
Total	$50,960	$8,469	$11,970	$9,921	$20,600

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at February 28, 2025, we will be exposed to interest rate risk if we borrow under a credit facility in the future. A drop in the discount rate could negatively impact our Pension Plan's funded status. See Critical Accounting Estimates in Item 7 and Footnote 12 of the Consolidated Financial Statements for further discussion.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2025. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2025.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”). Based on management’s assessment using those criteria, we believe that, as of February 28, 2025, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of our acquisition, PTI, during fiscal year ended 2025, in accordance with the SEC staff's interpretive guidance concerning management's reporting on internal controls over financial reporting in connection with the acquisition. The assets and revenues resulting from this acquisition constituted approximately 2.0% and 2.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2025.

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

CohnReznick LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023 and has attested to the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, including “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders.

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

Exhibit 4.1

Description of Ennis, Inc. Securities Registered under Section 12 of the Exchange Act of 1934, incorporated herein by reference to Exhibit 4.1 on Registrant's Annual Report, Form 10-K, fiscal year ended February 29, 2024 filed May 10, 2024 (File No. 001-05807).

Exhibit 10.1

Amended and Restated Chief Executive Officer Employment Agreement between Ennis, Inc. and Keith S. Walters, effective as of December 19, 2008, herein incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009 (File No. 001-05807).+

Exhibit 10.2	2021 Long-Term Incentive Plan effective on July 15, 2021, incorporated herein by reference to Appendix A of the Registrant's Form DEF 14A filed on June 3, 2021.

Exhibit 19	Insider Trading Policy effective as of May 1, 2025.

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 97

Compensation Clawback Policy effective as of September 15, 2023, incorporated herein by reference to Exhibit 97 on Registrant's Annual Report, Form 10-K, fiscal year ended February 29, 2024 filed May 10, 2024 (File No. 001-05807),

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2025, filed on May 13, 2025, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

ENNIS, INC.

Date: May 13, 2025	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 13, 2025	/s/ VERA BURNETT
Vera Burnett
Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 13, 2025	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 13, 2025	/s/ JOHN R. BLIND
John R. Blind, Director

Date: May 13, 2025	/s/ AARON CARTER
Aaron Carter, Director

Date: May 13, 2025	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 13, 2025	/s/ MARGARET A. WALTERS
Margaret A. Walters, Director

Date: May 13, 2025	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 13, 2025	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 13, 2025	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 13, 2025	/s/ MICHAEL J. SCHAEFER
Michael J. Schaefer, Director

Date: May 13, 2025	/s/ VERA BURNETT
Vera Burnett, Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. and subsidiaries (the “Company”) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the periods ended February 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the three years in the periods ended February 28, 2025 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 13, 2025 expressed an unqualified opinion.

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

Frisco, Texas

May 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Ennis, Inc. and subsidiaries (the “Company”) as of February 28, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Printing Technologies, Inc. (“PTI”), which is consolidated starting from its respective acquisition date of June 26, 2024 in the consolidated financial statements of the Company and constituted approximately 2.0% of assets and 2.15% of net sales as of and for the year ended February 28, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PTI at February 28, 2025.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of the Company and our report dated May 13, 2025 expressed and unqualified opinion.

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

/s/ CohnReznick LLP

Frisco, Texas

May 13, 2025

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28,	February 29,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$67,000	$81,597
Short-term investments	5,475	29,325
Accounts receivable, net	38,753	47,209
Inventories, net	38,797	40,037
Prepaid expenses	2,587	2,168
Prepaid income taxes	128	1,046
Total current assets	152,740	201,382
Property, plant and equipment
Plant, machinery and equipment	158,730	160,305
Land and buildings	67,946	67,121
Computer equipment and software	10,597	10,680
Other	3,995	4,124
Total property, plant and equipment	241,268	242,230
Less accumulated depreciation	188,682	187,265
Property, plant and equipment, net	52,586	54,965
Operating lease right-of-use assets, net	9,833	9,827
Goodwill	94,349	94,349
Intangible assets, net	33,270	38,327
Net pension asset	1,422	80
Other assets	4,735	260
Total assets	$348,935	$399,190

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(in thousands, except for par value and share amounts)

	February 28,	February 29,
	2025	2024
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,799	$11,846
Accrued expenses	15,339	17,541
Current portion of operating lease liabilities	4,166	4,414
Total current liabilities	33,304	33,801
Deferred income taxes	7,841	9,305
Operating lease liabilities, net of current portion	5,310	5,160
Other liabilities	500	1,083
Total liabilities	46,955	49,349
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued and outstanding 30,053,443 shares at February 28, 2025 and February 29, 2024	75,134	75,134
Additional paid-in capital	125,452	126,253
Retained earnings	184,430	236,196
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(11,426)	(13,019)
Treasury stock	(71,610)	(74,723)
Total shareholders’ equity	301,980	349,841
Total liabilities and shareholders' equity	$348,935	$399,190

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2025	2024	2023
Net sales	$394,618	$420,109	$431,837
Cost of goods sold	277,324	294,767	300,787
Gross profit	117,294	125,342	131,050
Selling, general and administrative	65,378	68,830	70,793
(Loss) gain from disposal of assets	(58)	53	(5,896)
Income from operations	51,974	56,459	66,153
Other income (expense)
Interest income (expense)	4,872	3,973	771
Other, net	(1,392)	(1,309)	(1,994)
Total other income (expense)	3,480	2,664	(1,223)
Earnings from continuing operations before income taxes	55,454	59,123	64,930
Income tax expense	15,232	16,526	17,630
Net earnings	$40,222	$42,597	$47,300
Weighted average common shares outstanding
Basic	26,025,452	25,842,798	25,818,737
Diluted	26,159,008	25,940,076	25,951,141
Earnings per share
Basic	$1.55	$1.65	$1.83
Diluted	$1.54	$1.64	$1.82

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2025	2024	2023
Net earnings	$40,222	$42,597	$47,300
Adjustment to pension, net of taxes	1,593	1,085	4,483
Comprehensive income	$41,815	$43,682	$51,783

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2023, 2024, AND 2025

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2022	30,053,443	$75,134	$123,990	$197,998	$(18,587)	(4,253,824)	$(74,720)	$303,815
Net earnings	—	—	—	47,300	—	—	—	47,300
Adjustment to pension, net of deferred tax of $1,494	—	—	—	—	4,483	—	—	4,483
Dividends paid ($1.00 per share)	—	—	—	(25,839)	—	—	—	(25,839)
Stock based compensation	—	—	2,791	—	—	—	—	2,791
Exercise of stock options and restricted stock	—	—	(894)	—	—	51,071	894	—
Common stock repurchases	—	—	—	—	—	(64,082)	(1,118)	(1,118)
Balance February 28, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	42,597	—	—	—	42,597
Adjustment to pension, net of deferred tax of $362	—	—	—	—	1,085	—	—	1,085
Dividends paid ($1.00 per share)	—	—	—	(25,860)	—	—	—	(25,860)
Stock based compensation	—	—	1,173	—	—	—	—	1,173
Exercise of stock options and restricted stock	—	—	(807)	—	—	45,959	807	—
Common stock repurchases	—	—	—	—	—	(29,350)	(586)	(586)
Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	40,222	—	—	—	40,222
Adjustment to pension, net of deferred tax of $531	—	—	—	—	1,593	—	—	1,593
Dividends paid ($3.50 per share)	—	—	—	(91,988)	—	—	—	(91,988)
Stock based compensation	—	—	3,976	—	—	—	—	3,976
Exercise of stock options and restricted stock	—	—	(4,777)	—	—	281,494	4,950	173
Common stock repurchases	—	—	—	—	—	(91,923)	(1,837)	(1,837)
Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$40,222	$42,597	$47,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,843	9,863	10,180
Amortization of intangible assets	7,726	7,649	7,176
(Loss) gain from disposal of assets	(58)	53	(5,896)
Accrued interest on short-term investments	(1,057)	(431)	—
Bad debt expense, net of recoveries	228	693	663
Stock based compensation	3,976	1,173	2,791
Deferred income taxes	(1,994)	(2,153)	(1,801)
Net pension expense	1,982	1,919	2,894
Cash paid to pension plan	(1,200)	(1,200)	(2,000)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	9,567	8,836	(9,245)
Prepaid expenses and income taxes	499	(271)	(370)
Inventories	3,066	9,116	(7,780)
Other assets	(4,376)	120	(563)
Accounts payable and accrued expenses	(882)	(8,599)	3,334
Other liabilities	(687)	(296)	93
Net cash provided by operating activities	65,855	69,069	46,776
Cash flows from investing activities:
Capital expenditures	(5,889)	(6,500)	(4,332)
Purchase of businesses and intangible asset, net of cash acquired	(6,187)	(19,609)	(8,767)
Purchase of investment securities	(10,093)	(31,394)	—
Maturity of investment securities	35,000	2,500	—
Proceeds from disposal of plant and property	369	9	1,642
Net cash used in investing activities	13,200	(54,994)	(11,457)
Cash flows from financing activities:
Dividends paid	(91,988)	(25,860)	(25,839)
Common stock repurchases	(1,837)	(586)	(1,118)
Proceeds from exercise of stock options	173	—	—
Net cash used in financing activities	(93,652)	(26,446)	(26,957)
Net change in cash	(14,597)	(12,371)	8,362
Cash and cash equivalents at beginning of year	81,597	93,968	85,606
Cash and cash equivalents at end of year	$67,000	$81,597	$93,968

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

Basis of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2025, February 29, 2024 and February 28, 2023 (fiscal years ended 2025, 2024 and 2023, respectively).

Segment Reporting. The Company evaluates and reports information based on the manner in which our Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), evaluates performance and allocates resources. The CODM evaluates performance and allocates resources to the business on a consolidated basis, and as such, the Company has concluded it has a single operating and reportable segment. See Note 19.

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

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

Inventories. The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 7.1% and 7.0% of inventories which is valued at last-in, first-out (“LIFO”) for fiscal years 2025 and 2024, or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized and depreciated over the remaining life of the specific property unit. The Company capitalizes all leases that are in substance acquisitions of property.

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets consist of trademarks and trade names, customer lists, non-compete agreements and technology, and are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a quantitative or qualitative fair-value-based test that compares the fair value of the related business unit to its carrying value.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company's warehouses. Approximately $13.7 million, $15.5 million and $17.1 million of revenue was recognized under these arrangements during fiscal years 2025, 2024 and 2023, respectively.

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

The Company does not disaggregate revenue and operates in one sales category consisting of customized commercial printed products, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 28, 2025 and February 29, 2024.

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work and governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements and customer incentive arrangements, which typically only affect the contract’s transaction price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 90 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not significant as the bulk of our sales are custom in nature.

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

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.2 million, $0.5 million and $0.6 million during the fiscal years ended 2025, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. No options were outstanding at the end of fiscal years 2025, 2024 and 2023. The dilutive shares for restricted stock grants are included in the computation for basic and diluted earnings per share.

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

Issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public business entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and to foreign taxing jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management expects the adoption of the pronouncement will result in additional disclosures in its Consolidated Financial Statements for fiscal year 2026 but do not expect it to have a material impact on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 (fiscal year 2028 for the Company) and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements but will result in some disaggregation of the Company's income statement expenses in the notes to the consolidated financial statements.

Recently adopted accounting standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve disclosures about a public entity’s reportable segments. This update addresses requests from investors for more detailed information about a reportable segment’s expenses in order to improve understanding of a public entity’s business activities, overall performance, and potential future cash flows. The amendments in this ASU include a requirement for public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and are included within each reported measure of segment profit or loss. This update also provides new segment

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosure information for entities with a single reportable segment. The Company adopted ASU 2023-07 first in its annual consolidated financial statements for the year ending February 28, 2025, and it was applied retrospectively to all prior periods presented. See Note 19.

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

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Recoveries for the years presented were not significant to the financial statements. Credit losses have consistently been within management’s expectations.

The following table represents the activity in the Company’s allowance for credit losses for the fiscal years ended (in thousands):

	2025	2024	2023
Balance at beginning of year	$1,707	$1,710	$1,200
Bad debt expense, net of recoveries	228	693	663
Accounts written off	(222)	(696)	(153)
Balance at end of year	$1,713	$1,707	$1,710

	February 28,	February 29,
	2025	2024
Trade receivables, net of allowance for credit losses	$37,037	$39,665
Vendor rebates	1,649	3,109
Note receivable	—	4,435
Other	67	—
	$38,753	$47,209

The note receivable relates to the sale of an unused manufacturing facility and was originally structured to be paid in 12 consecutive monthly installments, with a fixed interest rate of 5.95% per annum and a balloon payment due upon completion of the final payment. The $4.4 million note receivable was reclassified to long-term. The note receivable has been extended beyond the one-year maturity date due to regulatory delays in clearing the facility for third-party financing.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at February 28, 2025 and February 29, 2024 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
February 28, 2025
Investment securities due in less than one year	$5,475	$4	$—	$5,479

February 29, 2024
Investment securities due in less than one year	$29,325	$—	$45	$29,280

The Company’s short-term investments in investment securities are Level 1 fair value measure due to the active trading of U.S. Treasury bills. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the fiscal years ended February 28, 2025 or February 29, 2024.

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2025 and February 29, 2024 (in thousands):

	2025	2024
Raw material	$20,862	$21,764
Work-in-process	4,919	5,621
Finished goods	13,016	12,652
	$38,797	$40,037

The allowance for aged obsolete inventory at fiscal years ended 2025 and 2024 were $1.8 million and $1.7 million, respectively. The aged inventory allowance is recorded primarily to account for the decrease in market value of general stock inventory that is not manufactured to specific customer order. Inventory write offs were $0.1 million in each of the fiscal years ended 2025, 2024, and 2023.

The excess of current costs at FIFO over LIFO stated values was approximately $5.6 million and $5.9 million as of fiscal years ended 2025 and 2024, respectively. During both fiscal year 2025 and 2024, as inventory quantities were reduced, this resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared with the cost of fiscal years 2024 and 2023, as applicable. The effect decreased cost of sales by approximately $0.7 million, $0.6 million and $0.3 million for fiscal years 2025, 2024 and 2023, respectively. Cost includes materials, labor and overhead related to the purchase and production of inventories.

(5) Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Any acquisition-related costs are expensed as incurred. During the fiscal year ended February 28, 2025, the acquisition related cost were not significant to the Company's Consolidated Financial Statements.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2025, the Company purchased a customer list in the amount of $0.6 million.

The results of operations for PTI, Stylecraft, UMC, Eagle and Diamond are included in the Company’s Consolidated Financial Statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though the respective acquisition had occurred as of the beginning of the comparable prior period. The following pro forma information for fiscal year 2025 includes PTI. The pro forma information for fiscal year 2024 includes PTI, Eagle, Diamond, UMC and Stylecraft. Fiscal year 2023 includes School Photo Marketing ("SPM").

The pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2025	2024	2023
Pro forma net sales	$399,283	$430,470	$464,625
Pro forma net earnings	40,099	43,994	52,088
Pro forma earnings per share - diluted	$1.53	$1.70	$2.01

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no variable lease costs for the fiscal years ended 2025 and 2024.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of lease expense for the three fiscal years ended (in thousands):

	2025	2024	2023
Operating lease cost	$5,574	$5,632	$5,974

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,653	$5,669	$5,987

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,562	$916	$3,065

Weighted Average Remaining Lease Terms
Operating leases	2.8 Years	2.5 Years	3.0 Years

Weighted Average Discount Rate
Operating leases	4.61%	4.08%	3.86%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2026	$4,251
2027	3,104
2028	1,666
2029	824
2030	297
Total future minimum lease payments	$10,142
Less imputed interest	666
Present value of lease liabilities	$9,476

(7) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill is tested for impairment at the single reporting unit level. The annual impairment test of goodwill and intangible assets is performed as of December 1 of each fiscal year.

The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of the reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then step one (a quantitative assessment) is applied in making an impairment evaluation under ASC 350. The quantitative evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for fiscal years 2025, 2024, or 2023.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2025	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	6.9	$30,911	$16,544	$14,367
Customer lists	4.8	83,303	64,890	18,413
Non-compete	0.8	261	212	49
Technology	4.8	650	209	441
Total	5.7	$115,125	$81,855	$33,270

As of February 29, 2024
Definite-lived intangible assets
Trademarks and trade names	7.6	$29,817	$14,366	$15,451
Customer lists	5.1	81,753	59,473	22,280
Non-compete	1.6	238	176	62
Technology	5.8	650	116	534
Total	6.1	$112,458	$74,131	$38,327

Aggregate amortization expense for each of the fiscal years 2025, 2024 and 2023 was approximately $7.7 million, $7.6 million and $7.2 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2026	$7,235
2027	$6,140
2028	$4,634
2029	$3,999
2030	$2,784

Changes in the net carrying amount of goodwill for fiscal years 2025 and 2024 are as follows (in thousands):

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance as of March 1, 2023	$91,819
Goodwill acquired	2,530
Balance as of February 29, 2024	94,349
Goodwill acquired	—
Balance as of February 28, 2025	$94,349

No goodwill was added related to the acquisition of PTI during fiscal year 2025. During fiscal year 2024, $2.5 million was added to goodwill related to the acquisitions of Stylecraft, UMC, Eagle and Diamond.

(8) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 29,
	2025	2024
Employee compensation and benefits	$11,505	$13,714
Taxes other than income	1,440	1,341
Accrued legal and professional fees	521	510
Accrued utilities	108	108
Income taxes payable	567	626
Other accrued expenses	1,198	1,242
	$15,339	$17,541

(9) Credit Facility

As of February 28, 2025, the Company has $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the fiscal years ended February 28, 2025 and February 29, 2024, the Company repurchased 91,883 and 29,350 shares of common stock under the program at an average price of $19.79 and $19.96 per share, respectively. Since the program’s inception in October 2008, there have been 2,334,344 common shares repurchased at an average price of $16.47 per share. As of February 28, 2025, there was $21.5 million available to repurchase shares of the Company’s common stock under the program.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan and Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. Prior to June 30, 2021, the Company had one stock incentive plan, the 2004 Long-Term Incentive Plan of Ennis, Inc., as amended and restated as of May 18, 2008 and was further amended on June 30, 2011 (the "Old Plan"). The Old Plan expired June 30, 2021 and all remaining unused shares expired. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "New Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The New Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The New Plan expires June 30, 2031 and all unissued stock will expire on that date. At fiscal year ended February 28, 2025, the Company has 280,445 shares of unissued common stock reserved under the New Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the fiscal years ended 2025, 2024 and 2023, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $2.9 million, $2.5 million and $2.8 million, respectively.

Stock Options

No stock options were granted during fiscal year 2025 and 2023. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal year ended February 29, 2024.

February 29,
2024
Expected volatility	19.55%
Expected term (years)	3
Risk free interest rate	3.87%
Dividend Yield	4.94%
Weighted average grant-date fair value	$2.47

A summary of the status of the Company’s unvested stock options at February 28, 2025 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2024	52,500	$2.47
New grants	—	—
Vested	(17,497)	2.47
Forfeited	(8,334)	2.47
Unvested at February 28, 2025	26,669	$2.47

As of February 28, 2025, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 1.1 years. All outstanding options had an exercise price of $19.88.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following occurred with respect to the Company’s restricted stock awards for each of the three fiscal years ended February 28, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2022	67,164	$18.73
Granted	22,000	19.78
Terminated	—	—
Vested	(39,381)	19.00
Outstanding at February 28, 2023	49,783	$18.99
Granted	21,672	20.31
Terminated	—	—
Vested	(29,324)	18.36
Outstanding at February 29, 2024	42,131	$20.11
Granted	19,880	23.24
Terminated	—	—
Vested	(20,344)	20.08
Outstanding at February 28, 2025	41,667	$21.61

The total fair value of restricted stock awards vested during fiscal 2025, 2024 and 2023 were $0.5 million, $0.6 million, and $0.8 million, respectively.

As of February 28, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.7 years. As of February 28, 2025, the Company’s outstanding restricted stock had an underlying fair value of $0.9 million at date of grant.

Restricted Stock Units

During fiscal year 2025, 183,457 performance-based RSUs and 122,303 time-based RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our common stock, which are included in dividends paid in the Condensed Consolidated Financial Statements.

The performance-based RSUs will vest no later than March 15, 2027, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 28, 2027. The time-based RSUs vest ratably over three years from the date of grant.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following occurred with respect to the Company’s restricted stock units ("RSUs") for fiscal years 2023, 2024 and 2025:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2022	35,071	$20.38	140,287	$23.17
Granted	9,893	19.47	93,532	23.17
Terminated	—	—	—	—
Vested	(11,690)	20.38	—	—
Outstanding at February 28, 2023	33,274	$20.11	233,819	$23.17
Granted	—	—	—	—
Terminated	—	—	(81,247)	20.32
Vested	(16,635)	20.11	—	—
Outstanding at February 29, 2024	16,639	$20.11	152,572	$23.17
Granted (1)	122,303	19.43	238,494	19.97
Change due to performance achievement	—	—	61,337	—
Terminated	(8,695)	19.43	(29,462)	19.97
Vested	(28,286)	19.83	(224,114)	22.59
Outstanding at February 28, 2025	101,961	$19.43	198,827	$19.97

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

The total fair value of restricted stock unit awards vested during fiscal 2025, 2024 and 2023 were $4.9 million, $0.3 million and $0.2 million, respectively. Performance based RSUs vesting during fiscal year 2024 include triennial performance-based RSUs intended to compensate executive officers over its three year measurement period of fiscal year 2022 through fiscal year 2024. The compensation expense related to the vesting was recognized over the applicable vesting period of the award. In addition, there was an accelerated vesting of 29,118 shares upon the retirement of an executive officer.

As of February 28, 2025, the total remaining unrecognized compensation cost of time-based RSUs was approximately $1.4 million over a weighted average remaining requisite service period of 2.1 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $2.8 million over a weighted average remaining requisite service period of 2.1 years. As of February 28, 2025, the Company’s outstanding RSUs had an underlying fair value of $6.4 million at date of grant.

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

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2025	2024
Equity securities	31%	43%
Debt securities	68%	51%
Cash and cash equivalents	1%	6%
Total	100%	100%

The Company adopted a dynamic asset allocation plan ("Glide Path") which assists in optimizing the volatility of the Pension Plan's funded status over the long term. Glide Path is a schedule of planned asset allocation shifts, dependent upon changes in the Pension Plan's funded status. It is expected that the allocation to Liability Hedge Assets (Fixed Income) will increase as the funded status of the Pension Plan improves. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2025 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	44 – 64%
Equity	34 – 54%

The Company estimates the long-term rate of return on Pension Plan assets will be 5.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2025 was 5.5%. The rate used in the calculation of fiscal year ended 2024 pension expense was 6.0%.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value on a reoccurring basis as of February 28, 2025 and February 29, 2024 (in thousands):

	February 28, 2025
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,010	$1,010	$—	$—
Government bonds	12,547	—	12,547	—
Corporate bonds	23,431	—	23,431	—
Domestic equities	14,603	14,603	—	—
Foreign equities	1,745	1,745	—	—
	$53,336	$17,358	$35,978	$—

	February 29, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,275	$3,275	$—	$—
Government bonds	10,029	—	10,029	—
Corporate bonds	16,215	—	16,215	—
Domestic equities	19,711	19,711	—	—
Foreign equities	2,586	2,586	—	—
	$51,816	$25,572	$26,244	$—

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2025	2024	2023
Components of net periodic benefit cost
Service cost	$663	$673	$944
Interest cost	2,596	2,456	1,967
Expected return on plan assets	(3,019)	(3,104)	(3,699)
Amortization of:
Unrecognized net loss	1,742	1,894	2,409
Settlement charge	—	—	1,273
Net periodic benefit cost	1,982	1,919	2,894

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive loss (income)
Net actuarial loss (gain)	(381)	449	(2,295)
Amortization of net actuarial loss	(1,742)	(1,896)	(3,682)
	(2,123)	(1,447)	(5,977)
Total recognized in net periodic pension cost and other comprehensive loss (income)	(141)	$472	$(3,083)

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2025	2024	2023
Weighted average discount rate (net periodic pension cost)	5.15%	5.00%	3.10%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	5.50%	6.00%	6.50%
Weighted average discount rate (benefit obligations)	5.15%	5.15%	5.00%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2025	2024
Change in benefit obligation
Projected benefit obligation at beginning of year	$51,736	$49,888
Service cost	663	673
Interest cost	2,596	2,456
Actuarial (gain) loss	435	1,572
Discount Rate change	—	—
Other assumption change	107	(122)
Benefits paid	(3,623)	(2,731)
Settlement	—	—
Projected benefit obligation at end of year	$51,914	$51,736
Change in plan assets:
Fair value of plan assets at beginning of year	$51,816	$49,242
Company contributions	1,200	1,200
Gain on plan assets	3,943	4,105
Benefits paid	(3,623)	(2,731)
Fair value of plan assets at end of year	$53,336	$51,816
Funded (unfunded) status	$1,422	$80
Accumulated benefit obligation at end of year	$48,990	$48,438

The measurement dates of actuarial valuations used to determine pension and other postretirement benefits is the Company’s fiscal year end. There were no lump sum distributions or non-cash settlement charges in fiscal years 2025 and 2024. The Company made a $1.2 million contribution to the Pension Plan during each fiscal year 2025 and 2024. Depending on the Pension Plan’s projected funding status, the Company expects to contribute between $1.0 million and $1.2 million to the Pension Plan during fiscal year 2026.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2026	$3,900
2027	3,800
2028	3,400
2029	4,300
2030	4,500
2031 – 2035	20,600

401(k) Plan

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $1.7 million, $1.8 million and $1.9 million in fiscal years ended 2025, 2024 and 2023, respectively.

(13) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2025	2024	2023
Current expense (benefit):
Federal	$13,276	$13,842	$15,784
State and local	3,651	4,337	3,647
Total current	16,927	18,179	19,431
Deferred expense (benefit):
Federal	(1,328)	(1,133)	(1,341)
State and local	(367)	(520)	(460)
Total deferred	(1,695)	(1,653)	(1,801)
Total provision for income taxes	$15,232	$16,526	$17,630

The following summary reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2025	2024	2023
Statutory rate	21.0%	21.0%	21.0%
Provision for state income taxes, net of federal income tax benefit	4.5	4.3	3.9
Federal true-up	0.2	1.8	1.5
Stock compensation and Section 162(m) limitation	1.7	0.9	0.8
	27.4%	28.0%	27.2%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes but have not yet been recorded in the consolidated statements of operations. To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would be recorded. Management does not expect to be able to utilize the foreign tax credit before it expires in 2026. Therefore, a full valuation allowance was established in fiscal year 2020. IRS code Section 162(m) limits the amount of deductible compensation for tax purposes paid to certain covered employees. The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

Deferred tax assets	2025	2024
Allowance for credit losses	$388	$385
Inventories	1,169	1,128
Employee compensation and benefits	1,226	712
Pension and noncurrent employee compensation benefits	153	952
Property tax	216	—
Operating lease liabilities	2,567	2,529
Net operating loss and foreign tax credits	542	878
Other	309	—
Total deferred tax assets	6,570	6,584
Less: valuation allowance	(474)	(408)
Total deferred tax assets, net	$6,096	$6,176
Deferred tax liabilities
Property, plant and equipment	$1,535	$3,137
Goodwill and other intangible assets	9,774	9,739
Right-of-use assets	2,525	2,466
Other	103	139
Total deferred tax liabilities	$13,937	$15,481
Net deferred income tax liabilities	$7,841	$9,305

At fiscal year ended 2025, the Company had federal net operating loss (“NOL”) carry forwards of approximately $2.1 million. This NOL is related to the acquisitions of Flesh and Impressions Direct. The NOL is subject to a Section 382 limitation of $0.2 million per year and expiring in 2040. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

At fiscal years ended 2025 and 2024, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.1 million and $0.1 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. The interest expense associated with the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefit is not material. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2025 and 2024 is as follows (in thousands):

	2025	2024
Balance at March 1, 2024	$238	$202
Additions based on tax positions	—	66
Reductions due to lapses of statues of limitations	(73)	(30)
Balance at February 28, 2025	$165	$238

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2021. All material state and local income tax matters have been concluded for years through 2020.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2025, 2024 and 2023.

(14) Earnings per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the fiscal years ended:

	2025	2024	2023
Basic weighted average common shares outstanding	26,025,452	25,842,798	25,818,737
Effect of dilutive RSUs	133,556	97,278	132,404
Diluted weighted average common shares outstanding	26,159,008	25,940,076	25,951,141
Earnings per share
Basic	$1.55	$1.65	$1.83
Diluted	$1.54	$1.64	$1.82
Cash dividends	$3.50	$1.00	$1.00

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At fiscal year-end 2025 and 2024, 31,251 and 52,500 stock options were excluded from the calculation above, respectively. Their effect would be anti-dilutive. No options were outstanding at the end of fiscal year 2023.

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

In October 2023, Crabar/GBF, Inc., a subsidiary of Ennis, was awarded $5.8 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. Given the defendants’ pending appeal, we have not yet recognized a contingent gain from the October 2023 judgment. Nevertheless, the defendants have posted cash bonds that total approximately $5.1 million, which should be recoverable by the Company if defendants’ appeal is unsuccessful.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord seeks more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. The Company has accrued a liability reserve of approximately $0.4 million related to this claim. The case will not be tried until the first calendar quarter of 2026.

(16) Supplemental Cash and Non-Cash Flow Information

Net cash flows from operating activities that reflect cash payments for interest and income taxes, are as follows for the three fiscal years ended (in thousands):

	2025	2024	2023
Supplemental disclosure of cash flow information
Interest paid, net	$—	$—	$—
Income taxes paid, net of refunds	$16,370	$19,233	$17,966

In fiscal year 2023, the Company recorded a non-cash transaction of a $4.5 million note receivable in connection with the sale of an unused manufacturing facility.

(17) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member of the Company. The total right-of-use asset and related lease liability for each of the three fiscal years ended February 28, 2025, February 29, 2024, and February 28, 2023 was $1.7 million and $1.7 million, $0.4 million and $0.4 million and $0.8 million and $0.8 million, respectively. Total lease payments made to, and sales made to, the related party for each of the three fiscal years ended February 28, 2025, February 29, 2024, and February 28, 2023 were approximately $0.5 million and $2.7 million, $0.4 million and $3.0 million and $0.4 million and $3.5 million, respectively.

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

Our customer population includes one customer with 5.3% of our consolidated accounts receivables and no single customer account for as much as five percent of our consolidated net sales at fiscal year ended February 28, 2025. No single customer accounts for as much as five percent of our consolidated net sales or accounts receivables during fiscal years 2024 or 2023.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. For fiscal years 2025, 2024 and 2023, the Company purchased 42%, 40%, and 50%, respectively, of its materials from one third party vendor. As of February 28, 2025 and February 29, 2024, the net amount due to the vendor was $2.5 million and $1.4 million, respectively. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At February 28, 2025, cash balances included $66.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits as we have not experienced any losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we cannot be assured that we will not experience losses on our deposits.

(19) Segment Reporting

The Company’s CODM is its Chairman, President, and Chief Executive Office. The CODM evaluates performance and allocates resources on a consolidated basis using consolidated net income, earnings releases, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast.

The single operating segment is also our single reportable segment called “Print” and derives its operating revenues from the manufacturing of mostly custom or semi-custom printed products sold mostly to independent distributors in the United States. Independent distributors are responsible for selling the printed product to the end consumer. The single reportable segment derives its revenues by manufacturing print products at homogeneous printing plants dispersed throughout the United States.

The accounting policies of this single reportable segment are the same as those described in the summary of significant accounting policies to the consolidated financial statements.

The CODM assesses the performance of this reportable segment using the entity-wide revenue and expense information reported on the Statement of Operations and the more detailed expense categories disclosed in the table below. The primary measure of segment profit (loss) is consolidated net income (loss) as reported on the Statement of Operations. In addition, segment assets reviewed by the CODM are reported on the Company’s Consolidated Balance Sheets as total assets.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	2025	2024	2023
Segment operating net sales	$394,618	$420,109	$431,837

Segment operating expenses
Product purchases	126,993	139,131	139,945
Compensation expense	83,082	85,975	86,683
Product supplies	24,623	26,439	28,583
Manufacturing depreciation	8,275	9,189	9,580
Other product cost (1)	34,351	34,033	35,996
Segment cost of goods sold	277,324	294,767	300,787

Segment SG&A expenses
Compensation expense	43,731	44,261	46,766
Depreciation expense	568	674	600
Amortization expense	7,726	7,649	7,176
Other expense (2)	13,353	16,246	16,251
Segment SG&A expenses	65,378	68,830	70,793

Other segment items
(Gain) loss sale of asset	(58)	53	(5,896)
Interest (income) expense	(4,872)	(3,973)	(771)
Other expense	1,392	1,308	1,994
Provision for income tax	15,232	16,526	17,630

Consolidated net earnings	$40,222	$42,597	$47,300

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A other expenses include utility services, bank fee and professional services not included in the manufacturing process.

(20) Subsequent Event

On April 11, 2025 the Company acquired the assets of Northeastern Envelope Company ("NEC") for $35.0 million in cash. The acquisition strengthens the Company's envelope converting, printing capabilities, and expands its customer base. The Company did not incur significant acquisition costs in connection with this acquisition. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. The Company expects to report NEC in our single reportable segment, Print.

As a result of limited access to NEC information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the Acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and any potential residual goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025.