Form 10-Q
period 2025-05-31
ENNIS, INC.
filed 2025-06-30
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2025

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

As of June 23, 2025, there were 25,795,161 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	May 31,	February 28,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$32,623	$67,000
Short-term investments	—	5,475
Accounts receivable, net	36,942	37,037
Other receivables	10,646	1,716
Inventories, net	53,109	38,797
Prepaid expenses	2,725	2,587
Prepaid income taxes	—	128
Total current assets	136,045	152,740
Property, plant and equipment
Plant, machinery and equipment	161,316	158,730
Land and buildings	71,703	67,946
Computer equipment and software	10,488	10,597
Other	3,947	3,995
Total property, plant and equipment	247,454	241,268
Less accumulated depreciation	188,368	188,682
Property, plant and equipment, net	59,086	52,586
Operating lease right-of-use assets, net	10,808	9,833
Goodwill	106,756	94,349
Intangible assets, net	42,824	33,270
Net pension asset	1,422	1,422
Other assets	4,719	4,735
Total assets	$361,660	$348,935

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

(unaudited, in thousands, except for par value and share amounts)

	May 31,	February 28,
	2025	2025
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,144	$13,799
Accrued expenses	18,391	15,339
Current portion of operating lease liabilities	4,271	4,166
Total current liabilities	45,806	33,304
Deferred income taxes	7,955	7,841
Operating lease liabilities, net of current portion	6,246	5,310
Other liabilities	501	500
Total liabilities	60,508	46,955
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2025 and February 28, 2025	75,134	75,134
Additional paid-in capital	125,677	125,452
Retained earnings	187,658	184,430
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(11,083)	(11,426)
Treasury stock	(76,234)	(71,610)
Total shareholders’ equity	301,152	301,980
Total liabilities and shareholders' equity	$361,660	$348,935

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2025	2024
Net sales	$97,197	$103,108
Cost of goods sold	66,967	72,204
Gross profit	30,230	30,904
Selling, general and administrative	16,947	17,170
Loss from disposal of assets	—	4
Income from operations	13,283	13,730
Other income (expense)
Interest income	550	1,359
Other, net	(318)	(348)
Total other income (expense)	232	1,011
Earnings before income taxes	13,515	14,741
Income tax expense	3,716	4,054
Net earnings	$9,799	$10,687
Weighted average common shares outstanding
Basic	25,956,639	26,156,928
Diluted	26,021,247	26,279,646
Earnings per share
Basic	$0.38	$0.41
Diluted	$0.38	$0.41

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended
	May 31,
	2025	2024
Net earnings	$9,799	$10,687
Adjustment to pension, net of taxes	343	372
Comprehensive income	$10,142	$11,059

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980
Net earnings	—	—	—	9,799	—	—	—	9,799
Adjustment to pension, net of deferred tax of $114	—	—	—	—	343	—	—	343
Dividends paid ($0.25 per share)	—	—	—	(6,571)	—	—	—	(6,571)
Stock based compensation	—	—	568	—	—	—	—	568
Exercise of stock options and restricted stock	—	—	(343)	—	—	21,933	387	44
Common stock repurchases	—	—	—	—	—	(260,560)	(5,011)	(5,011)
Balance May 31, 2025	30,053,443	$75,134	$125,677	$187,658	$(11,083)	(4,299,282)	$(76,234)	$301,152

Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	10,687	—	—	—	10,687
Adjustment to pension, net of deferred tax of $124	—	—	—	—	372	—	—	372
Dividends paid ($0.25 per share)	—	—	—	(6,460)	—	—	—	(6,460)
Stock based compensation	—	—	1,760	—	—	—	—	1,760
Exercise of stock options and restricted stock	—	—	(4,065)	—	—	231,216	4,065	—
Common stock repurchases	—	—	—	—	—	(91,883)	(1,827)	(1,827)
Balance May 31, 2024	30,053,443	$75,134	$123,948	$240,423	$(12,647)	(4,110,893)	$(72,485)	$354,373

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	May 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$9,799	$10,687
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,239	2,314
Amortization of intangible assets	1,944	1,929
Loss from disposal of assets	—	4
Amortization of discount on short-term investments	(25)	(408)
Bad debt expense, net of recoveries	90	110
Stock based compensation	568	1,760
Deferred income taxes	—	56
Net pension expense	457	496
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts and other receivables	(7,340)	3,190
Prepaid expenses and income taxes	(10)	677
Inventories	(11,798)	(966)
Other assets	16	—
Accounts payable and accrued expenses	11,953	3,275
Other liabilities	67	(19)
Net cash provided by operating activities	7,960	23,105
Cash flows from investing activities:
Capital expenditures	(1,368)	(2,510)
Purchase of businesses, net of cash acquired	(34,931)	—
Purchase of short-term investments	—	(10,093)
Maturity of short-term investments	5,500	7,500
Proceeds from disposal of plant and property	—	51
Net cash used in investing activities	(30,799)	(5,052)
Cash flows from financing activities:
Dividends paid	(6,571)	(6,460)
Common stock repurchases	(5,011)	(1,827)
Proceeds from exercise of stock options	44	—
Net cash used in financing activities	(11,538)	(8,287)
Net change in cash and cash equivalents	(34,377)	9,766
Cash and cash equivalents at beginning of period	67,000	81,597
Cash and cash equivalents at end of period	$32,623	$91,363

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the period ended May 31, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, from which the accompanying consolidated balance sheet at February 28, 2025 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management expects the adoption of the pronouncement will result in additional disclosures in its Consolidated Financial Statements for fiscal year 2026 but does not expect it to have a material impact on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 (fiscal year 2028 for the Company and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in some disaggregation of the Company’s income statement expenses in the notes to the Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

2. Revenue

Nature of Revenues

Substantially all of the Company’s revenue is derived from the sale of printed products in the continental United States of America and is primarily recognized at a point in time in an amount that reflects the consideration the Company expects to be provided in exchange for those goods. Revenue from the sale of commercial printing products, including shipping and handling fees billed to customers, is recognized when the performance obligation is met upon the transfer of control to the customer, which is generally upon shipment to the customer when the terms of the sale are freight on board ("FOB") shipping point, or, to a lesser extent, upon delivery to the customer if the terms of the sale are FOB destination. Net sales represent gross sales invoiced to customers, less certain related charges, including sales tax, discounts, returns and other allowances. Returns, discounts and other allowances have historically been insignificant.

In a small number of cases and upon customer request, the Company prints and stores printed product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company’s warehouse. Approximately $3.0 million and $3.8 million of revenue was recognized under these arrangements during the three months ended May 31, 2025 and 2024, respectively.

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

The Company does not disaggregate revenue and operates in one reportable segment consisting of printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. See Note 19. The Company does not have material contract assets and contract liabilities as of May 31, 2025.

Significant Judgments

Generally, the Company’s contracts with customers are comprised of a written quote and customer purchase order or statement of work, and governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements and customer incentive arrangements, which typically only affect the contract’s transaction price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 90 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not significant as the bulk of the Company's sales are custom in nature.

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

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

3. Short-term Investments and Fair Value Measurements

Short-term investments are securities with original maturities of greater than three months but less than twelve months and were comprised of U.S. Treasury Bills. The Company determines the classification of these securities as trading, available for sale or held to maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company's short-term investments were classified as held-to-maturity for the period presented as it had the positive intent and ability to hold these investments to maturity. The Company's held-to-maturity investments were stated at amortized cost with a zero credit loss allowance because the probability of default is virtually zero due to the high credit rating, long history of no credit losses and the widely recognized risk free nature of these investments.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at May 31, 2025 and February 28, 2025 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
May 31, 2025
Investment securities due in less than one year	$—	$—	$—	$—

February 28, 2025
Investment securities due in less than one year	$5,475	$4	$—	$5,479

The Company’s short-term investments in investment securities were Level 1 fair value measure. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the three months ended May 31, 2025.

4. Receivables

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for credit losses is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Accounts receivable relate to credit extended directly to customers in the ordinary course of business.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Recoveries for the years presented were not significant to the financial statements. Credit losses from continuing operations have consistently been within management’s expectations.

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended
	May 31,
	2025	2024
Balance at beginning of period	$1,713	$1,707
Bad debt expense, net of recoveries	90	110
Accounts written off	(45)	(97)
Balance at end of period	$1,758	$1,720

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

Other Receivables

Other receivables primarily consist of vendor rebate receivables which represent amounts due from vendors for volume and are generally negotiated at the beginning of the annual period. The Company receives volume-based rebates from certain suppliers. These rebates are recognized as a reduction in the cost of inventory and are recognized in cost of goods sold when the related inventory is sold. Rebates are accrued based on purchases and in accordance with the contractual terms.

5. Inventories

The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 10.4% and 7.1% of inventories which is valued at last-in, first-out (“LIFO”) as of May 31, 2025 and February 28, 2025, respectively, or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at May 31, 2025 and February 28, 2025 were $1.8 million and $1.8 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2025	2025
Raw material	$31,073	$20,862
Work-in-process	5,736	4,919
Finished goods	16,300	13,016
	$53,109	$38,797

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

Acquisition of Northeastern Envelope Company and Envelope Superstore

On April 11, 2025 the Company acquired the net assets and business of Northeastern Envelope Company ("NEC"), which is based in Old Forge, Pennsylvania, and Envelope Superstore ("ESS") which is based in Hiram, Georgia, for approximately $34.9 million in cash. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. All goodwill of $12.4 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $11.5 million in connection with the transaction, which are also deductible for tax purposes. This allocation is preliminary and subject to change, which may be material. The acquisition of NEC and ESS strengthens our production capabilities to serve our customers in the Northeast United States.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

The following table summarizes the Company's purchase price allocation for NEC and ESS as of the acquisition date (in thousands):

Accounts receivable	$1,585
Inventories	2,514
Right-of-use asset	601
Property, plant and equipment	7,371
Goodwill	12,407
Intangibles	11,498
Operating lease liability	(601)
Accounts payable and accrued liabilities	(444)
Acquisition price	$34,931

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

The results of operations for PTI, NEC and ESS are included in the Company’s condensed consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2024). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended
	May 31, 2025	May 31, 2024
Pro forma net sales	$99,283	$110,506
Pro forma net earnings	10,064	11,175
Pro forma earnings per share - diluted	$0.39	$0.43

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full duration of the comparative periods presented.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the three months ended May 31, 2025 and 2024.

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

Components of lease expense for the three months ended May 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	May 31, 2025	May 31, 2024
Operating lease cost	$1,431	$1,347

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,446	$1,369

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,299	$648

Weighted Average Remaining Lease Terms
Operating leases	3.0 Years	2.4 Years

Weighted Average Discount Rate
Operating leases	4.39%	4.16%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2026 (remaining 9 months)	$3,384
2027	3,675
2028	2,254
2029	1,391
2030	477
2031	12
Total future minimum lease payments	$11,193
Less imputed interest	676
Present value of lease liabilities	$10,517

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required as of May 31, 2025.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2025	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	6.4	$32,421	$17,038	$15,383
Customer lists	7.6	93,273	66,306	26,967
Non-compete	1.0	280	224	56
Technology	4.5	650	232	418
Total	7.1	$126,624	$83,800	$42,824

As of February 28, 2025
Definite-lived intangible assets
Trademarks and trade names	6.9	$30,911	$16,544	$14,367
Customer lists	4.8	83,303	64,890	18,413
Non-compete	0.8	261	212	49
Technology	4.8	650	209	441
Total	5.7	$115,125	$81,855	$33,270

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

Aggregate amortization expense was $1.9 million for the three months ended May 31, 2025 and May 31, 2024.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2026 (remaining)	$6,726
2027	$7,759
2028	$6,245
2029	$5,609
2030	$4,394
2031	$3,731

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2024	$94,349
Goodwill acquired	—
Balance as of February 28, 2025	94,349
Goodwill acquired	12,407
Balance as of May 31, 2025	$106,756

During fiscal year 2026, $12.4 million was added to goodwill related to the acquisition of NEC and ESS.

9. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 28,
	2025	2025
Employee compensation and benefits	$10,759	$11,505
Taxes other than income	1,866	1,440
Accrued legal and professional fees	342	521
Accrued utilities	138	108
Income taxes payable	3,960	567
Other accrued expenses	1,326	1,198
	$18,391	$15,339

10. Credit Facility

As of May 31, 2025, the Company had $0.3 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

During the three months ended May 31, 2025, the Company repurchased 260,560 shares of common stock under the program at an average price of $19.04. Since the program’s inception in October 2008, there have been 2,594,904 common shares repurchased at an average price of $16.73 per share. As of May 31, 2025, $16.6 million remained available to repurchase shares of the Company’s common stock under the program.

12. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. At May 31, 2025, the Company had one stock option plan, the 2021 Long-Term Incentive Plan of Ennis, Inc., adopted by the Board April 16, 2021 and affirmed by vote of the shareholders July 15, 2021 (the “Plan”). The plan authorized 1,033,648 shares of common stock for awards and expires June 30, 2031 and all unissued stock will expire on that date. May 31, 2025, the Company has 290,261 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended May 31, 2025 and May 31, 2024, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.7 million and $1.8 million, respectively.

Stock Options

The Company had the following stock option activity for the three months ended May 31, 2025.

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2025	31,251	$19.88	9.0	—
Granted	10,809	17.27
Terminated	—	—
Exercised	(2,500)	17.27
Outstanding at May 31, 2025	39,560	$19.33	8.3	$11.7
Exercisable at May 31, 2025	26,222	$19.05	8.5	$11.7

A summary of the status of the Company’s unvested stock options at May 31, 2025 and the changes during the three months ended May 31, 2025 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2025	26,669	2.47
New grants	10,809	2.41
Vested	(24,140)	2.44
Forfeited	—	—
Unvested at May 31, 2025	13,338	2.47

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

As of May 31, 2025, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.9 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2025	41,667	$21.68
Granted	—	—
Terminated	—	—
Vested	(667)	17.58
Outstanding at May 31, 2025	41,000	$21.68

As of May 31, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $1.1 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.5 years.

Restricted Stock Units

During the three months ended May 31, 2025, no performance-based or time-based RSUs were granted under the Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our common stock, which are included in dividends paid in the Condensed Consolidated Financial Statements.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the three months ended May 31, 2025:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2025 (1)	101,961	$19.43	198,827	$19.97
Granted	—	—	—	—
Change due to performance achievement	—	—	—	—
Terminated	(5,403)	19.43	—	—
Vested	(28,582)	19.43	—	—
Outstanding at May 31, 2025	67,976	$19.43	198,827	$19.97

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

As of May 31, 2025, the total remaining unrecognized compensation cost of time-based RSUs was approximately $2.3 million over a weighted average remaining requisite service period of 1.9 years. As of May 31, 2025, the total remaining unrecognized compensation of performance-based RSUs was approximately $5.3 million over a weighted average remaining requisite service period of 1.9 years.

13. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the "Pension Plan"), covering approximately 12% of the Company’s aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination.

Pension expense is composed of the following components, included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of earnings (in thousands):

	Three months ended
	May 31,
	2025	2024
Components of net periodic benefit cost
Service cost	$151	$166
Interest cost	650	649
Expected return on plan assets	(710)	(755)
Amortization of:
Unrecognized net loss	366	436
Net periodic benefit cost	$457	$496

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company is not required to make a contribution to the pension plan for fiscal year 2026. The Company made a $1.2 million contribution to the Pension Plan during the fiscal year 2025. As the Company's Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact the Company's funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2025, the Company had an unfunded pension asset recorded on its condensed consolidated balance sheet of approximately $1.4 million.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2025	2024
Basic weighted average common shares outstanding	25,956,639	26,156,928
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	64,608	122,718
Diluted weighted average common shares outstanding	26,021,247	26,279,646
Earnings per share
Net earnings - basic	$0.38	$0.41
Net earnings - diluted	$0.38	$0.41
Cash dividends per share	$0.25	$0.25

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. The Company's unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At May 31, 2025, 38,619 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive.

15. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and accounts receivable. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At May 31, 2025, cash balances included $32.1 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

The Company believes its credit risk with respect to accounts receivable is limited due to industry and geographic diversification. As disclosed on the condensed consolidated balance sheets, the Company maintains an allowance for credit losses to cover the Company’s estimate of credit losses associated with accounts receivable.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

16. Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a member of the Board. The total right-of-use asset and related lease liability as of May 31, 2025 was $1.6 million and $1.6 million, respectively. The total right-of-use asset and related lease liability as of May 31, 2024 was $0.3 million and $0.3 million, respectively. During the three months ended May 31, 2025, total lease payments and sales made to the related party were approximately $0.1 million and $1.1 million, respectively. During the three months ended May 31, 2024, total lease payments and sales made to the related party were approximately $0.1 million and $0.7 million, respectively. The accounts receivable balances as of May 31, 2025 and 2024 were $0.2 and $0.2 million, respectively.

17. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on the Company's estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

The Company's effective tax rate for the three months ended May 31, 2025 and 2024 was 27.5%. The Company made cash payments for income taxes, net of income tax refunds, of $0.2 million and $0.3 million for the three months ended May 31, 2025 and 2024, respectively.

18. Other Contingencies

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

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. The Company has accrued a liability reserve of approximately $0.4 million related to this claim. The case will be tried during either the fourth calendar quarter of 2025 or the first calendar quarter of 2026.

19. Segment Reporting

The Company’s Chief Operating Decision Maker ("CODM") is its Chairman, President, and Chief Executive Office. The CODM evaluates performance and allocates resources on a consolidated basis using consolidated net income, earnings releases, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast.

The single operating segment is also the Company's single reportable segment called “Print” and derives its operating revenues from the manufacturing of mostly custom or semi-custom printed products sold mostly to independent distributors in the United States. Independent distributors are responsible for selling the printed product to the end consumer. The single reportable segment derives its revenues by manufacturing print products at the Company's printing plants dispersed throughout the United States.

The accounting policies of this single reportable segment are the same as those described in the summary of significant accounting policies to the condensed consolidated financial statements.

The CODM assesses the performance of this reportable segment using the entity-wide revenue and expense information reported on the Statement of Operations and the more detailed expense categories disclosed in the table below. The primary measure of segment profit (loss) is consolidated net income (loss) as reported on the Condensed Consolidated Statement of Operations. In addition, segment assets reviewed by the CODM are reported on the Company’s Condensed Consolidated Balance Sheets as total assets.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025
(unaudited)

	Three months ended May 31,
(Dollars in thousands)	2025	2024
Segment operating net sales	$97,197	$103,108

Segment operating expenses
Product purchases	30,218	32,426
Compensation expense	21,603	21,737
Product supplies	6,106	6,529
Manufacturing depreciation	2,110	2,157
Other product cost (1)	6,930	9,355
Segment cost of goods sold	66,967	72,204

Segment SG&A expenses
Compensation expense	11,585	11,369
Depreciation expense	130	157
Amortization expense	1,944	1,930
Other expense (2)	3,288	3,714
Segment SG&A expenses	16,947	17,170

Other segment items
(Gain) loss sale of asset	-	4
Interest (income) expense	(550)	(1,359)
Other expense	318	348
Provision for income tax	3,716	4,054

Consolidated net earnings	$9,799	$10,687

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A, other expense includes professional services and utility services not included in the manufacturing process.

20. Subsequent Events

On June 20, 2025, the Board declared a quarterly cash dividend on the Company's common stock of $0.25 per share. The dividend is payable on August 11, 2025 to shareholders of record as of July 11, 2025. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential adverse effects of potential recessionary concerns, inflationary issues, U.S. import tariffs and supply chain disruptions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft, sabotage; the impact of future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks, the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions.; In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025 before making an investment in our common stock.

Overview

Ennis, Inc. (formerly Ennis Business Forms, Inc.) (collectively with its subsidiaries, “the “Company,” “Registrant,” Ennis,” or “we,” “us,” or “our”) was organized under the laws of Texas in 1909. We print and manufacture a broad line of business forms and other business products. We distribute business products and forms throughout the United States primarily through independent distributors. This distributor channel encompasses independent print distributors, commercial printers, direct mail, fulfillment companies, payroll and accounts payable software companies, and advertising agencies, among others. We also sell products to many of our competitors to satisfy their customers’ needs.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of May 31, 2025, we operate 57 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment: printing services. Approximately 96% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, AmeriPrintSM; StylecraftSM, UMC PrintSM; Eagle GraphicsSM, Diamond GraphicsSM and Printing TechnologiesSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, Northeastern Envelope CompanySM, Envelope SuperstoreSM and National Imprint Corporation® (which provide custom and imprinted envelopes); Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing and National School Forms are a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Business products usage in the printing industry is generally not seasonal. Acquisitions of new business, general economic conditions and contraction of the traditional business forms industry are the predominant factors in quarterly volume fluctuations.

Recent Acquisitions

On April 11, 2025, the Company acquired the net assets and business of NEC, which is based in Old Forge, Pennsylvania and ESS, which is based in Hiram, Georgia. The acquisition of NEC and ESS, which prior to the acquisition generated approximately $26.0 million in sales for its fiscal year ended December 31, 2024, strengthens our production capabilities to serve our customers in the Northeast United States

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Our Business Challenges

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

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or mills, and or convert them to different product lines, such as packaging to offset a decline in demand. Recently, there have been consolidations of paper suppliers and mill closure announcements which may cause the paper prices to fluctuate substantially in the future. The sole mill in the United States that produces rolls of carbonless paper announced that it would be closing this calendar year. In preparation for that supply disruption, we invested in and are continuing to purchase additional inventory as buffer stock in response to the transition to alternative sources of carbonless paper. While margins remain under pressure due to the resulting weak volumes, we continue to focus on effectively managing and controlling our product costs through the use of forecasting, production and costing models, as well as working closely with our suppliers to reduce our procurement costs, in order to minimize effects on our operational results. In addition, we will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a majority of the business we have had with our customers historically, but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

For further information, please see “Cautionary Statement Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2025, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended May 31, 2025, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2025.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three months ended May 31, 2025 and the comparative period for 2024 are set forth in the tables below.

Consolidated Summary

Unaudited Condensed Consolidated Statements of	Three Months Ended May 31,
Operations - Data (in thousands)	2025		2024
Net sales	$97,197	100.0%	$103,108	100.0%
Cost of goods sold	66,967	68.9	72,204	70.0
Gross profit margin	30,230	31.1	30,904	30.0
Selling, general and administrative	16,947	17.4	17,170	16.7
Loss from disposal of assets	—	—	4	—
Income from operations	13,283	13.7	13,730	13.3
Other income	232	0.2	1,011	1.0
Earnings before income taxes	13,515	13.9	14,741	14.3
Provision for income taxes	3,716	3.8	4,054	3.9
Net earnings	$9,799	10.1%	$10,687	10.4%

Three months ended May 31, 2025 compared to three months ended May 31, 2024

Net Sales. Our net sales were $97.2 million for the quarter ended May 31, 2025, compared to $103.1 million for the same quarter in the prior year, a decrease of $5.9 million, or -5.7%. Sales from legacy plants decreased $11.4 million due to weaker volume demand and was partially offset by an approximately $5.5 million increase in revenues generated from our recent acquisitions. We face increased competition with respect to certain product lines which is exerting downward pressure on prices and production volumes. We also observe softening demand in some markets as customers transition from print to digital products.

Cost of Goods Sold and Gross Profit Margin. As a result of decreased sales volume, our cost of goods sold decreased $5.2 million, or -7.2%, from $72.2 million for the three months ended May 31, 2024 to $67.0 million for the three months ended May 31, 2025. Our gross profit was $30.2 million or 31.1% of revenue for the quarter ended May 31, 2025 compared to $30.9 million or 30.0% of revenue for the same quarter in the prior year. We continue to take mitigating actions through our cost management and pricing strategies to maintain our margins and offset continued pressure from soft market conditions and increased competition on price.

Selling, general, and administrative expense. For the three months ended May 31, 2025, our selling, general, and administrative ("SG&A") expenses were $16.9 million compared to $17.2 million for the three months ended May 31, 2024, a decrease of $0.3 million, or -1.7%. As a percentage of net sales, SG&A expenses for the current quarter were 17.4% and 16.7% for the three months ended May 31, 2025 and May 31, 2024, respectively. Our SG&A expense decreased as a result of operational efficiencies.

Gain and loss from disposal of assets. The $4,000 net loss from disposal of assets during the three month period ended May 31, 2024, was primarily attributed to the sale of equipment. There was no gain or loss in the three month period ended May 31, 2025.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended May 31, 2025 was $13.3 million, or 13.7% of net sales, and remained relatively flat compared to $13.7 million, or 13.3% of net sales, for the three months ended May 31, 2024.

Other income (expense). Other income was $0.2 million for the three months ended May 31, 2025 compared to $1.0 million for the three months ended May 31, 2024. Our decrease in income was primarily from a decrease in interest income from lower cash, cash equivalent, and investment balances. Interest income for the three months ended May 31, 2025 and 2024 were $0.6 and $1.4 million.

Provision for income taxes. Our effective income tax rate was 27.5% for the three months ended May 31, 2025 and remained flat compared to the three months ended May 31, 2024.

Net earnings. Net earnings, due to the factors above, were $9.8 million for the three months ended May 31, 2025 as compared to $10.7 million for the comparable quarter in the prior year. Net earnings were impacted by decreased revenues for the three months

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

ended May 31, 2025 compared to the three months ended May 31, 2024. After-tax earnings per diluted share for the three months ended May 31, 2025 were $0.38, compared to $0.41 for the same quarter last year.

Liquidity and Capital Resources

We rely on our cash flows generated from operations to meet all cash requirements of our business. The primary cash requirements of our business are payments to vendors in the normal course of business, capital expenditures, compensation and benefits for employees and the payment of dividends to our shareholders. We believe that our current cash balance of $32.6 million at May 31, 2025, as well as our anticipated cash flows from operations, which are expected to be similar to prior periods, should be adequate to cover the next twelve months and beyond of our operating and capital requirements. Our capital requirements to maintain our manufacturing property are expected to be between $4.0 million and $7.0 million over the next twelve months. These amounts are consistent with our historical levels.

	May 31,	February 28,
(Dollars in thousands)	2025	2025
Working capital	$90,239	$119,436
Cash	$32,623	$67,000
Short-term investments	$-	$5,475

Working Capital. Due primarily to the acquisition of NEC and ESS for approximately $34.9 million during the three months ended May 31, 2025, our working capital decreased $29.2 million or -24.4%, from $119.4 million at February 28, 2025 to $90.2 million at May 31, 2025. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 4.6 to 1.0 at February 28, 2025 to 3.0 to 1.0 at May 31, 2025. Our decrease in working capital primarily reflects the decrease in cash, cash equivalents and short-term investments of $39.9 million, an increase in other receivables of $8.8 million, and an increase in inventory of $14.3, offset by the increase in accounts payable and accrued expenses of $12.4 million.

	Three months ended May 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$7,960	$23,105
Net cash used in investing activities	$(30,799)	$(5,052)
Net cash used in financing activities	$(11,537)	$(8,287)

Cash flows from operating activities. Cash provided by operating activities was $8.0 million in the three months ended May 31, 2025 compared to $23.1 million in the comparative period ended May 31, 2024. Our decreased operational cash flows in the three months ended May 31, 2025 compared to the three months ended May 31, 2024 was primarily the result of $10.5 million increase from accounts and other receivables, $10.8 million increase from inventories offset by $8.6 increase in accounts payable and accrued expenses. The increase in inventory, accounts payable and accrued expenses during the current period was primarily due to an increase in purchasing activities. The sole mill in the United States that produces carbonless paper announced that it would be closing this calendar year. In preparation for that supplier disruption, we invested in and are continue to purchase additional inventory as a buffer stock in response to the transition to alternative sources of carbonless paper.

Cash flows from investing activities. Cash used by investing activities was $30.8 million in the three months ended May 31, 2025 compared to cash used in investing activities of $5.1 million in the three months ended May 31, 2024. In the three months ended May 31, 2025, $34.9 million was used to acquire NEC and ESS. In addition, during the current period, we did not purchase any U.S. government treasury bills and therefore, there is a $10.1 million change from the same period in the prior year.

Cash flows from financing activities. We used $3.3 million more cash in financing activities during the three months ended May 31, 2025 compared to the same period in the prior year. During the three months ended May 31, 2025 and May 31, 2024, we purchased $5.0 million and $1.8 million, respectively in common stock under our stock repurchase program.

Credit Facility – As of May 31, 2025, we had $0.3 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures, including acquisitions.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. We are not required to make a contribution to the pension plan for fiscal year 2026. We made a contribution of $1.2 million to the pension plan for fiscal year 2025. As our pension assets are invested in marketable securities, changes in actual investment returns or in discount rates could change funding status and requirements significantly. At May 31, 2025, we had a funded pension asset of $1.4 million.

Inventories – We believe our inventory levels are sufficient to satisfy our customer demands and we anticipate having adequate sources of raw materials to meet future business requirements. Recently, there have been consolidations of paper suppliers and mill closure announcements which may cause the paper prices to fluctuate substantially in the future. The sole mill in the United States that produces rolls of carbonless paper announced that it would be closing this calendar year. In preparation for that supply disruption, we invested in and are continuing to purchase additional inventory as buffer stock in response to the transition to alternative sources of carbonless paper. We have long-term contracts in effect with paper suppliers that govern prices, but do not require minimum purchase commitments. Certain of our rebate programs do, however, require minimum purchase volumes. Management anticipates meeting the required volumes.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $7.0 million. For the three months ended May 31, 2025, we spent approximately $1.4 million on capital expenditures that was funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2025 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at May 31, 2025, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of May 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. The Company has accrued a liability reserve of approximately $0.4 million related to this claim. The case will be tried during either the fourth calendar quarter of 2025 or the first calendar quarter of 2026.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At its July 14, 2022 meeting, the Ennis, Inc. Board of Directors authorized an additional $20.0 million in funding for the Company’s share repurchase program that was first implemented in 2008. With this latest funding authorization, the cumulative funds authorized for share repurchases totals $60.0 million. Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading rules and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended May 31, 2025, the Company repurchased 260,560 shares of common stock under the program at an average price of $19.04. Since the program’s inception in October 2008, there have been 2,594,904 common shares repurchased at an average price of $16.73 per share. As of May 31, 2025, $16.6 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, filed on June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: June 30, 2025	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: June 30, 2025	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer