Form 10-Q
period 2025-08-31
ENNIS, INC.
filed 2025-10-03
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2025

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

As of September 26, 2025, there were 25,629,751 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	August 31,	February 28,
	2025	2025
Assets
Current assets
Cash	$31,886	$67,000
Short-term investments	—	5,475
Accounts receivable, net	36,457	37,037
Other receivables	5,700	1,716
Inventories, net	62,078	38,797
Prepaid expenses	2,595	2,587
Prepaid income taxes	198	128
Total current assets	138,914	152,740
Property, plant and equipment, net	57,964	52,586
Operating lease right-of-use assets, net	11,278	9,833
Goodwill	106,906	94,349
Intangible assets, net	40,645	33,270
Net pension asset	1,422	1,422
Other assets	4,704	4,735
Total assets	$361,833	$348,935

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$19,641	$13,799
Accrued expenses	17,262	15,339
Current portion of operating lease liabilities	4,251	4,166
Total current liabilities	41,154	33,304
Deferred income taxes	8,069	7,841
Operating lease liabilities, net of current portion	6,729	5,310
Other liabilities	501	500
Total liabilities	56,453	46,955
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2025 and February 28, 2025	75,134	75,134
Additional paid-in capital	125,894	125,452
Retained earnings	194,307	184,430
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(10,740)	(11,426)
Treasury stock	(79,215)	(71,610)
Total shareholders’ equity	305,380	301,980
Total liabilities and shareholders' equity	$361,833	$348,935

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2025	2024	2025	2024
Net sales	$98,676	$99,038	$195,872	$202,146
Cost of goods sold	68,574	69,259	135,541	141,463
Gross profit	30,102	29,779	60,331	60,683
Selling, general and administrative	17,719	16,557	34,665	33,727
Loss from disposal of assets	—	39	—	43
Income from operations	12,383	13,183	25,666	26,913
Other income (expense)
Interest income	777	1,369	1,328	2,728
Proceeds from legal settlement	5,298	—	5,298	—
Other, net	(314)	(335)	(633)	(683)
Total other income (expense)	5,761	1,034	5,993	2,045
Earnings before income taxes	18,144	14,217	31,659	28,958
Income tax expense	4,989	3,909	8,706	7,963
Net earnings	$13,155	$10,308	$22,953	$20,995
Weighted average common shares outstanding
Basic	25,718,068	26,009,876	25,836,670	26,015,195
Diluted	25,791,647	26,054,499	25,905,625	26,156,161
Earnings per share
Basic	$0.51	$0.40	$0.89	$0.81
Diluted	$0.51	$0.40	$0.89	$0.80

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2025	2024	2025	2024
Net earnings	$13,155	$10,308	$22,953	$20,995
Adjustment to pension, net of taxes	343	(528)	686	(156)
Comprehensive income	$13,498	$9,780	$23,639	$20,839

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2025	30,053,443	$75,134	$125,677	$187,658	$(11,083)	(4,299,282)	$(76,234)	$301,152
Net earnings	—	—	—	13,155	—	—	—	13,155
Adjustment to pension, net of deferred tax of $113	—	—	—	—	343	—	—	343
Dividends paid ($0.25 per share)	—	—	—	(6,506)	—	—	—	(6,506)
Stock based compensation	—	—	779	—	—	—	—	779
Exercise of stock options and restricted stock	—	—	(562)	—	—	31,640	561	(1)
Common stock repurchases	—	—	—	—	—	(196,111)	(3,542)	(3,542)
Balance August 31, 2025	30,053,443	$75,134	$125,894	$194,307	$(10,740)	(4,463,753)	$(79,215)	$305,380

Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980
Net earnings	—	—	—	22,953	—	—	—	22,953
Adjustment to pension, net of deferred tax of $227	—	—	—	—	686	—	—	686
Dividends paid ($0.50 per share)	—	—	—	(13,076)	—	—	—	(13,076)
Stock based compensation	—	—	1,346	—	—	—	—	1,346
Exercise of stock options and restricted stock	—	—	(904)	—	—	53,573	948	44
Common stock repurchases	—	—	—	—	—	(456,671)	(8,553)	(8,553)
Balance August 31, 2025	30,053,443	$75,134	$125,894	$194,307	$(10,740)	(4,463,753)	$(79,215)	$305,380

Balance May 31, 2024	30,053,443	$75,134	$123,948	$240,423	$(12,647)	(4,110,893)	$(72,485)	$354,373
Net earnings	—	—	—	10,308	—	—	—	10,308
Adjustment to pension, net of deferred tax of $1,024	—	—	—	—	(528)	—	—	(528)
Dividends paid ($0.25 per share)	—	—	—	(6,496)	—	—	—	(6,496)
Stock based compensation	—	—	713	—	—	—	—	713
Exercise of stock options and restricted stock	—	—	(346)	—	—	19,676	346	—
Common stock repurchases	—	—	—	—	—	(39)	(1)	(1)
Balance August 31, 2024	30,053,443	$75,134	$124,315	$244,235	$(13,175)	(4,091,256)	$(72,140)	$358,369

Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	20,995	—	—	—	20,995
Adjustment to pension, net of deferred tax of $1,148	—	—	—	—	(156)	—	—	(156)
Dividends paid ($0.50 per share)	—	—	—	(12,956)	—	—	—	(12,956)
Stock based compensation	—	—	2,473	—	—	—	—	2,473
Exercise of stock options and restricted stock	—	—	(4,411)	—	—	250,892	4,411	—
Common stock repurchases	—	—	—	—	—	(91,922)	(1,828)	(1,828)
Balance August 31, 2024	30,053,443	$75,134	$124,315	$244,235	$(13,175)	(4,091,256)	$(72,140)	$358,369

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	August 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$22,953	$20,995
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,519	4,566
Amortization of intangible assets	3,973	3,864
Loss from disposal of assets	—	43
Amortization of discount on short-term investments	(25)	(737)
Bad debt expense, net of recoveries	118	177
Stock based compensation	1,346	2,473
Net pension expense	913	992
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts and other receivables	(1,937)	4,639
Prepaid expenses and income taxes	(78)	(1,042)
Inventories	(20,767)	227
Cash paid to pension plan	—	(1,200)
Other assets	31	—
Accounts payable and accrued expenses	7,320	(77)
Other liabilities	59	21
Net cash provided by operating activities	18,425	34,941
Cash flows from investing activities:
Capital expenditures	(2,793)	(3,618)
Purchase of businesses, net of cash acquired	(34,931)	(5,622)
Purchase of short-term investments	—	(10,093)
Maturity of short-term investments	5,500	17,500
Proceeds from disposal of plant and property	270	56
Net cash used in investing activities	(31,954)	(1,777)
Cash flows from financing activities:
Dividends paid	(13,076)	(12,956)
Common stock repurchases	(8,553)	(1,828)
Proceeds from exercise of stock options	44	—
Net cash used in financing activities	(21,585)	(14,784)
Net change in cash and cash equivalents	(35,114)	18,380
Cash and cash equivalents at beginning of period	67,000	81,597
Cash and cash equivalents at end of period	$31,886	$99,977

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the six months ended August 31, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, from which the accompanying consolidated balance sheet at February 28, 2025 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to credit losses, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending February 28, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
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

In a small number of cases and upon customer request, the Company prints and stores printed product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company’s warehouse. Approximately $6.1 million and $6.9 million of revenue was recognized under these arrangements during the six months ended August 31, 2025 and 2024, respectively.

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

The Company does not disaggregate revenue and operates in one reportable segment consisting of printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. See Note 19. The Company does not have material contract assets and contract liabilities as of August 31, 2025.

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

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

3. Short-term Investments and Fair Value Measurements

Short-term investments are securities with original maturities of greater than three months but less than twelve months and were comprised of U.S. Treasury Bills. The Company determined the classification of these securities as trading, available for sale or held to maturity at the time of purchase and reevaluated these determinations at each balance sheet date. The Company's short-term investments were classified as held-to-maturity for the period presented as it had the positive intent and ability to hold these investments to maturity. The Company's held-to-maturity investments were stated at amortized cost with a zero credit loss allowance because the probability of default was virtually zero due to the high credit rating, long history of no credit losses and the widely recognized risk free nature of these investments.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at August 31, 2025 and February 28, 2025 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
August 31, 2025
Investment securities due in less than one year	$—	$—	$—	$—

February 28, 2025
Investment securities due in less than one year	$5,475	$4	$—	$5,479

The Company’s short-term investments in investment securities were Level 1 fair value measure. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the three and six months ended August 31, 2025.

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

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2025	2024	2025	2024
Balance at beginning of period	$1,758	$1,720	$1,713	$1,707
Bad debt expense, net of recoveries	28	67	118	177
Accounts written off	(127)	(11)	(172)	(108)
Balance at end of period	$1,659	$1,776	$1,659	$1,776

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
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

5. Inventories

The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 11.1% and 7.1% of inventories which is valued at last-in, first-out (“LIFO”) as of August 31, 2025 and February 28, 2025, respectively, or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at August 31, 2025 and February 28, 2025 were $1.9 million and $1.8 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2025	2025
Raw material	$35,231	$20,862
Work-in-process	5,545	4,919
Finished goods	21,302	13,016
	$62,078	$38,797

6. Property, Plant and Equipment

The following table presents a summary of property, plant and equipment, net:

	August 31,	February 28,
	2025	2025
Plant, machinery and equipment	$160,324	$158,730
Land and buildings	72,472	67,946
Computer equipment and software	10,350	10,597
Other	3,946	3,995
Property, plant and equipment	247,092	241,268
Less accumulated depreciation	189,128	188,682
Property, plant and equipment, net	$57,964	$52,586

7. Acquisitions

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

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

Acquisition of Northeastern Envelope Company and Envelope Superstore

On April 11, 2025 the Company acquired the net assets and business of Northeastern Envelope Company ("NEC"), which is based in Old Forge, Pennsylvania, and Envelope Superstore ("ESS") which is based in Hiram, Georgia, for approximately $34.9 million in cash. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. All goodwill of $12.6 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $11.3 million in connection with the transaction, which are also deductible for tax purposes. This allocation is preliminary and subject to change, which may be material. The acquisition of NEC and ESS strengthens our production capabilities to serve our customers in the Northeast and Southeast United States.

The following table summarizes the Company's purchase price allocation for NEC and ESS as of the acquisition date (in thousands):

Accounts receivable	$1,585
Inventories	2,514
Right-of-use asset	601
Property, plant and equipment	7,371
Goodwill	12,557
Intangibles	11,348
Operating lease liability	(601)
Accounts payable and accrued liabilities	(444)
Acquisition price	$34,931

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

The following table summarizes the Company's purchase price allocation for PTI subsequent to the acquisition date (in thousands), which includes a working capital adjustment of approximately $0.1 million:

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

	Three months ended		Six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Pro forma net sales	$98,676	$106,054	$197,958	$204,232
Pro forma net earnings	13,155	10,974	23,218	21,260
Pro forma earnings per share - diluted	$0.51	$0.42	$0.90	$0.81

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the full duration of the comparative periods presented.

8. Leases

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the three and six months ended August 31, 2025 and 2024.

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

Components of lease expense for the three and six months ended August 31, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Operating lease cost	$1,434	$1,389	$2,865	$2,736

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,446	$1,410	$2,892	$2,779

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,793	$847	$4,092	$1,495

Weighted Average Remaining Lease Terms
Operating leases	3.2 Years	2.5 Years

Weighted Average Discount Rate
Operating leases	4.20%	4.27%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2026 (remaining 6 months)	$2,170
2027	4,157
2028	2,610
2029	1,631
2030	718
Thereafter	392
Total future minimum lease payments	$11,678
Less imputed interest	698
Present value of lease liabilities	$10,980

9. Goodwill and Intangible Assets

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required as of August 31, 2025.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2025	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	6.2	$32,411	$17,549	$14,862
Customer lists	7.5	93,133	67,791	25,342
Non-compete	0.9	280	234	46
Technology	4.3	650	255	395
Total	7.0	$126,474	$85,829	$40,645

As of February 28, 2025
Definite-lived intangible assets
Trademarks and trade names	6.9	$30,911	$16,544	$14,367
Customer lists	4.8	83,303	64,890	18,413
Non-compete	0.8	261	212	49
Technology	4.8	650	209	441
Total	5.7	$115,125	$81,855	$33,270

Aggregate amortization expense was $2.0 and $4.0 million for the three and six months ended August 31, 2025 and $1.9 million and $3.9 million for the three and six months ended August 31, 2024.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2026 (remaining)	$4,697
2027	$7,759
2028	$6,245
2029	$5,609
2030	$4,394
2031	$3,731

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2024	$94,349
Goodwill acquired	—
Balance as of February 28, 2025	94,349
Goodwill acquired	12,557
Balance as of August 31, 2025	$106,906

During fiscal year 2026, $12.6 million was added to goodwill related to the acquisition of NEC and ESS.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

10. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2025	2025
Employee compensation and benefits	$12,372	$11,505
Taxes other than income	2,430	1,440
Accrued legal and professional fees	483	521
Accrued utilities	118	108
Income taxes payable	586	567
Other accrued expenses	1,273	1,198
	$17,262	$15,339

11. Credit Facility

As of August 31, 2025, the Company had $0.2 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

12. Shareholders’ Equity

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

During the three months ended August 31, 2025 and 2024 the Company repurchased 196,111 and 39 shares of common stock under the program at an average price of $17.92 and $22.62, respectively. During the six-month period ended August 31, 2025 and 2024 the Company repurchased 456,671 and 91,883 shares of common stock under the program at an average price of $18.54 and $19.79, respectively. Since the program’s inception in October 2008, there have been 2,791,015 common shares repurchased at an average price of $16.81 per share. As of August 31, 2025, $13.1 million remained available to repurchase shares of the Company’s common stock under the program.

13. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. At August 31, 2025, the Company had one stock option plan, the 2021 Long-Term Incentive Plan of Ennis, Inc., adopted by the Board April 16, 2021 and affirmed by vote of the shareholders July 15, 2021 (the “Plan”). The Plan authorized 1,033,648 shares of common stock for awards and expires June 30, 2031 and all unissued stock will expire on that date. As of August 31, 2025, the Company has 259,560 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended August 31, 2025 and August 31, 2024, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.8 million and $0.7 million, respectively. For the six months ended August 31, 2025 and August 31, 2024, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $1.3 million and $2.5 million, respectively.

Stock Options

The Company had the following stock option activity for the six months ended August 31, 2025.

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2025	31,251	$19.88	9.0	—
Granted	10,809	17.27
Terminated	—	—
Exercised	(2,500)	17.27
Outstanding at August 31, 2025	39,560	$19.33	8.1	$8.3
Exercisable at August 31, 2025	26,222	$19.05	8.3	$8.3

A summary of the status of the Company’s unvested stock options at August 31, 2025 and the changes during the six months ended August 31, 2025 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2025	26,669	2.47
New grants	10,809	2.41
Vested	(24,140)	2.44
Forfeited	—	—
Unvested at August 31, 2025	13,338	2.47

As of August 31, 2025, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.6 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2025	41,667	$21.61
Granted	37,477	17.99
Terminated	(6,776)	22.46
Vested	(32,307)	19.81
Outstanding at August 31, 2025	40,061	$19.53

As of August 31, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.7 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.4 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

Restricted Stock Units

During the six months ended August 31, 2025, no performance-based or time-based RSUs were granted under the Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. The RSUs include dividend equivalent rights that entitle the holders to receive cash payments per RSU that are equal to the per share dividends we declare and pay on our common stock, which are included in dividends paid in the Condensed Consolidated Financial Statements.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the six months ended August 31, 2025:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2025 (1)	101,961	$19.43	198,827	$19.97
Granted	—	—	—	—
Change due to performance achievement	—	—	—	—
Terminated	(5,403)	19.43	—	—
Vested	(28,582)	19.43	—	—
Outstanding at August 31, 2025	67,976	$19.43	198,827	$19.97

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

As of August 31, 2025, the total remaining unrecognized compensation cost of time-based RSUs was approximately $1.0 million over a weighted average remaining requisite service period of 1.6 years. As of August 31, 2025, the total remaining unrecognized compensation of performance-based RSUs was approximately $2.1 million over a weighted average remaining requisite service period of 1.6 years.

14. Pension Plan

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

Pension expense is composed of the following components, included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$152	$166	$303	$332
Interest cost	648	649	1,298	1,298
Expected return on plan assets	(710)	(755)	(1,420)	(1,510)
Amortization of:
Unrecognized net loss	366	436	732	872
Net periodic benefit cost	$456	$496	$913	$992

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company is not required to make a contribution to the pension plan for fiscal year 2026. The Company made a $1.2 million contribution to the Pension Plan during the fiscal year 2025. As the Company's Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact the Company's funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2025, the Company had an unfunded pension asset recorded on its condensed consolidated balance sheet of approximately $1.4 million.

15. Earnings Per Share

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

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	25,718,068	26,009,876	25,836,670	26,015,195
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	73,579	44,623	68,955	140,966
Diluted weighted average common shares outstanding	25,791,647	26,054,499	25,905,625	26,156,161
Earnings per share
Net earnings - basic	$0.51	$0.40	$0.89	$0.81
Net earnings - diluted	$0.51	$0.40	$0.89	$0.80
Cash dividends per share	$0.25	$0.25	$0.50	$0.50

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. The Company's unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At August 31, 2025, 31,251 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

16. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and accounts receivable. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At August 31, 2025, cash balances included $31.4 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

17. Related Party Transactions

The Company leases a facility and sells products to entities controlled by a member of the Board. The total right-of-use asset and related lease liability as of August 31, 2025 was $1.5 million and $1.5 million, respectively. The total right-of-use asset and related lease liability as of February 28, 2025 was $1.7 million and $1.7 million, respectively. During the six months ended August 31, 2025, total lease payments and product sales made to the director-controlled entities were approximately $0.3 million and $2.1 million, respectively. During the six months ended August 31, 2024, total lease payments and product sales made to the director-controlled entities were approximately $0.3 million and $1.4 million, respectively. The accounts receivable balances as of August 31, 2025 and February 28, 2025 were $0.2 and $0.2 million, respectively.

18. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on the Company's estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

The Company's effective tax rate for the three and six months ended August 31, 2025 and 2024 was 27.5%. The Company made cash payments for income taxes, net of income tax refunds of $8.8 million and $9.2 million for the six months ended August 31, 2025 and 2024, respectively.

During the quarter the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Key tax components of the OBBBA include extension of certain expiring tax provisions from the 2017 Tax Cuts and Jobs Act, the reinstatement of immediate expensing of qualifying business property, full expensing of domestic research and experimental expenditures and changes to interest expense limitations. The Company is currently evaluating the tax provisions of the OBBBA and does not expect a material impact to its financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

19. Other Contingencies

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

As previously disclosed, the Company was awarded actual damages, exemplary damages and attorney's fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. The Company recognized $5.7 million during the quarter in connection with cash proceeds received from the settlement. The settlement fully resolved the matter.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. The Company has accrued a liability reserve of approximately $0.4 million related to this claim. The case will be tried during the first calendar quarter of 2026.

20. Segment Reporting

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2025
(unaudited)

	Three months ended August 31,		Six months ended August 31,
(Dollars in thousands)	2025	2024	2025	2024
Segment operating net sales	$98,676	$99,038	$195,872	$202,146

Segment operating expenses
Product purchases	32,519	31,954	62,738	64,380
Compensation expense	21,067	20,723	42,670	42,461
Product supplies	5,825	6,341	11,931	12,869
Manufacturing depreciation	2,152	2,108	4,262	4,265
Other product cost (1)	7,011	8,133	13,940	17,488
Segment cost of goods sold	68,574	69,259	135,541	141,463

Segment SG&A expenses
Compensation expense	11,786	10,922	23,371	22,291
Depreciation expense	128	144	257	301
Amortization expense	2,029	1,934	3,973	3,864
Other expense (2)	3,776	3,557	7,064	7,271
Segment SG&A expenses	17,719	16,557	34,665	33,727

Other segment items
Loss from disposal of assets	—	39	—	43
Interest (income)	(777)	(1,369)	(1,328)	(2,728)
Other (income) expense	(4,984)	335	(4,665)	683
Income tax expense	4,989	3,909	8,706	7,963
Consolidated net earnings	$13,155	$10,308	$22,953	$20,995

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A, other expense includes professional services and utility services not included in the manufacturing process.

21. Subsequent Events

On September 22, 2025, the Board declared a quarterly cash dividend on the Company's common stock of $0.25 per share. The dividend is payable on November 7, 2025 to shareholders of record as of October 10, 2025. The expected payout for this dividend is approximately $6.5 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

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

FOR THE PERIOD ENDED AUGUST 31, 2025

Business Overview

Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of August 31, 2025, we operate 55 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment: printing services. Approximately 96% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

FOR THE PERIOD ENDED AUGUST 31, 2025

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

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or mills, or convert them to different product lines, such as packaging to offset a decline in demand. Recently, there have been several major mill closures and consolidations, which could lead to substantial paper price fluctuations in the near future. The only mill located in the United States that produces rolls of carbonless paper has ceased production on a permanent basis. In response to this supply disruption, we have invested in additional inventory as buffer stock in response to the transition to alternative sources of carbonless paper. Margins remain under pressure due to weak volumes in parts of the market as well as rising input costs. To protect results, we continue to manage and control product costs through the use of forecasting, production and costing models; strengthening supplier relationships; negotiating favorable procurement terms; and increasing operational efficiency. We will continue to look for ways to reduce and leverage our fixed costs and focus on maintaining our margins.

Continued consolidation of our customers – Our customers are distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a high volume of the business with our customers but it is possible that these consolidations and acquisitions, which we expect to continue in the future, ultimately will impact our margins and sales.

For further information, please see “Cautionary Statement Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2025, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended August 31, 2025, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2025.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

financial statements and notes included in this filing. The operating results of the Company for the three and six months ended August 31, 2025 and the comparative period for 2024 are set forth in the tables below.

Consolidated Summary

Unaudited Condensed Consolidated Statements of	Three Months Ended August 31,				Six Months Ended August 31,
Operations - Data (in thousands)	2025		2024		2025		2024
Net sales	$98,676	100.0%	$99,038	100.0%	$195,872	100.0%	$202,146	100.0%
Cost of goods sold	68,574	69.5	69,259	69.9	135,541	69.2	141,463	70.0
Gross profit margin	30,102	30.5	29,779	30.1	60,331	30.8	60,683	30.0
Selling, general and administrative	17,719	18.0	16,557	16.7	34,665	17.7	33,727	16.7
Loss from disposal of assets	—	—	39	—	—	—	43	—
Income from operations	12,383	12.5	13,183	13.3	25,666	13.1	26,913	13.3
Other income	5,761	5.8	1,034	1.0	5,993	3.1	2,045	1.0
Earnings before income taxes	18,144	18.4	14,217	14.4	31,659	16.2	28,958	14.3
Provision for income taxes	4,989	5.1	3,909	3.9	8,706	4.4	7,963	3.9
Net earnings	$13,155	13.3%	$10,308	10.4%	$22,953	11.7%	$20,995	10.4%

Three months ended August 31, 2025 compared to three months ended August 31, 2024

Net Sales. Our net sales were $98.7 million for the quarter ended August 31, 2025, compared to $99.0 million for the same quarter in the prior year, a decrease of $0.3 million, or -0.3%. Sales volume decreased $5.9 million due to weaker volume demand and was offset by an approximately $5.5 million increase in revenues generated from our recent acquisitions.

Cost of Goods Sold and Gross Profit Margin. As a result of decreased sales volume, our cost of goods sold decreased $0.7 million, or -1.0%, from $69.3 million for the three months ended August 31, 2024 to $68.6 million for the three months ended August 31, 2025. Our gross profit was $30.1 million or 30.5% of revenue for the quarter ended August 31, 2025 compared to $29.8 million or 30.1% of revenue for the same quarter in the prior year. We continue to pursue cost management measures and target pricing actions intended to mitigate the effects of persistent market weakness and increased price competition on our results.

Selling, general, and administrative expense. For the three months ended August 31, 2025, our selling, general, and administrative ("SG&A") expenses were $17.7 million compared to $16.6 million for the three months ended August 31, 2024, an increase of $1.1 million, or 6.6%. As a percentage of net sales, SG&A expenses for the current quarter were 18.0% and 16.7% for the three months ended August 31, 2025 and August 31, 2024, respectively. The increase in SG&A expenses primarily reflects higher variable incentive compensation tied to profitability and inclusion of SG&A expenses from our recent acquisition.

Gain and loss from disposal of assets. The $39,000 net loss from disposal of assets during the three month period ended August 31, 2024, was primarily attributed to the sale of equipment. There was no gain or loss in the three month period ended August 31, 2025.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended August 31, 2025 was $12.4 million, or 12.5% of net sales, as compared to $13.2 million, or 13.3% of net sales, for the three months ended August 31, 2024.

Other income (expense). Other income was $5.8 million for the three months ended August 31, 2025 compared to $1.0 million for the three months ended August 31, 2024. During the quarter we received cash proceeds of $5.7 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company its owners Mark Wright, and CEO Mardra Sikora. This amount included $0.4 million of interest income. Interest income for the three months ended August 31, 2025 and 2024 were $0.8 and $1.4 million. Our decrease in interest income was primarily from lower cash, cash equivalent, and investment balances.

Provision for income taxes. Our effective income tax rate was 27.5% for the three months ended August 31, 2025 and remained flat compared to the three months ended August 31, 2024.

Net earnings. Net earnings, due to the factors above, were $13.2 million for the three months ended August 31, 2025 as compared to $10.3 million for the comparable quarter in the prior year. After-tax earnings per diluted share for the three months ended August 31, 2025 were $0.51, compared to $0.40 for the same quarter last year. Diluted earnings per share for the current quarter were positively impacted $0.03 per diluted share from our recent acquisition and approximately $0.14 per diluted share from the lawsuit settlement proceeds.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

Six months ended August 31, 2025 compared to six months ended August 31, 2024

Net Sales. Our net sales were $195.9 million for the six month period ended August 31, 2025, compared to $202.1 million for the same period last year, a decrease of $6.2 million, or -3.1%. Sales volume decreased $17.3 million due to weaker volume demand and was partially offset by an approximately $11.0 million increase in revenues generated from our recent acquisitions.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold decreased $6.0 million, or -4.2%, from $141.5 million for the six months ended August 31, 2024 to $135.5 million for the six months ended August 31, 2025. Our gross profit was $60.3 million for the six month period ended August 31, 2025 compared to $60.7 million for the same period in the prior year. Our gross profit margin of 30.8% for the current six month period, increased from the prior year six month period of 30.0%. We continue to pursue cost management measures and target pricing actions intended to mitigate the effects of persistent market weakness and increased price competition on our results.

Selling, general, and administrative expense. For the six months ended August 31, 2025, our SG&A expenses were $34.7 million compared to $33.7 million for the six months ended August 31, 2024, an increase of $1.0 million, or 3.0%. As a percentage of net sales, SG&A expenses for the period were 17.7% and 16.7% for the six months ended August 31, 2025 and 2024, respectively. The increase in SG&A expenses reflects higher variable incentive compensation tied to profitability and inclusion of SG&A expenses from our recent acquisitions.

Gain and loss from disposal of assets. The $43,000 net loss from disposal of assets during the six month period ended August 31, 2024, respectively, was primarily attributed to the sale of equipment. There was no gain or loss in the six month period ended August 31, 2025.

Income from operations. Primarily due to factors described above, our income from operations for the six months ended August 31, 2025 was $25.7 million, or 13.1% of net sales, as compared to $26.9 million, or 13.3% of net sales, for the six months ended August 31, 2024.

Other income (expense). Other income was $6.0 million for the six months ended August 31, 2025 compared to $2.0 million for the six months ended August 31, 2024. During the period we received cash proceeds of $5.7 million in actual damages, exemplary damages and attorney’s fees in a case against Wright Printing Company, its owners Mark Wright, and CEO Mardra Sikora. This amount included $0.4 million of interest income. Interest income for the period ended August 31, 2025 and 2024 were $1.3 million and $2.7 million. Our decrease in interest income was primarily from lower cash, cash equivalent and investment balances.

Provision for income taxes. Our effective tax rate was 27.5% for the six months ended August 31, 2025 and remained flat compared to the period ended August 31, 2024.

Net earnings. Net earnings, due to the factors above, were $23.0 million for the six months ended August 31, 2025 as compared to $21.0 million for the comparable period in the prior year, an increase of $2.0 million. Net earnings per diluted share for the six months ended August 31, 2025 was $0.89, compared to $0.80 for the same period in the prior year. Diluted earnings per share for the current quarter were positively impacted $0.03 per diluted share from our recent acquisition and approximately $0.14 per diluted share from the lawsuit settlement proceeds.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operating activities. Our principal cash requirements include payments to vendors in the ordinary course of business, capital expenditures, employee compensation and benefits, and dividends to shareholders. As of August 31, 2025, we had a cash balance of $31.9 million. We expect operating cash flows to be consistent with prior periods, and we anticipate reduced purchasing needs over the next several quarters. Based on these factors, we believe our cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements the next twelve months. Our capital expenditures to maintain our manufacturing facilities are expected to range between $4.0 million and $7.0 million over the next twelve months, consistent with historical spending levels.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

	August 31,	February 28,
(Dollars in thousands)	2025	2025
Working capital	$97,760	$119,436
Cash	$31,886	$67,000
Short-term investments	$-	$5,475

Working Capital. During the six months ended August 31, 2025, our working capital decreased $21.6 million or -18.1%, from $119.4 million at February 28, 2025 to $97.8 million at August 31, 2025. The decline was due primarily to our acquisition of NEC and ESS for approximately $34.9 million, as well as our strategic decision to increase inventory levels in response to the closure of the only domestic producer of carbonless paper. Our current ratio, calculated by dividing current assets by current liabilities, decreased from 4.6 to 1.0 at February 28, 2025 to 3.4 to 1.0 at August 31, 2025. The decrease in working capital primarily reflects a reduction in cash, cash equivalents and short-term investments of $40.6 million, an increase in other receivables of $8.8 million, and an increase in inventory of $23.3 million, partially offset by the increase in accounts payable of $5.8 million.

	Six months ended August 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$18,424	$34,941
Net cash used in investing activities	$(31,954)	$(1,777)
Net cash used in financing activities	$(21,584)	$(14,784)

Cash flows from operating activities. Cash provided by operating activities was $18.4 million in the six months ended August 31, 2025 compared to $34.9 million in the comparative period ended August 31, 2024. Our net earnings increased $2.0 million for the six months ended August 31, 2025 compared to the six months ended August 31, 2024. An increase in accounts receivable used cash of $2.0 million in the current period compared to cash provided by a decrease in accounts receivable of $4.6 million in the prior year. An increase in inventories used cash of $20.8 million in the six months ended August 31, 2025 compared to a decrease in inventory providing cash of $0.2 million in the prior year. An increase in accounts payable and accrued expenses provided cash of $7.3 million in the six months ended August 31, 2025 compared to a decrease in accounts payable and accrued expenses using cash of $0.1 million in the six months ended August 31, 2024. The increase in inventory, accounts payable and accrued expenses during the current period was primarily due to an increase in purchasing activities as stated above. The increase in receivables is primarily from vendor rebates.

Cash flows from investing activities. Cash used in investing activities was $32.0 million in the six months ended August 31, 2025 compared to cash used in investing activities of $1.8 million in the six months ended August 31, 2024. Capital expenditures primarily of equipment was $2.8 million and $3.6 million for the six months ended August 31, 2025 and August 31, 2024, respectively. In the six months ended August 31, 2025, $34.9 million was used to acquire a business compared to $5.6 million in the same period last year. During the current period, approximately $5.5 million of U.S. government treasury bills matured and invested in money market funds. During the six months ended August 31, 2024 we purchased approximately $10.1 million of U.S. government treasury bills, which was partially offset by $17.5 million in matured treasury bills and invested in money market funds.

Cash flows from financing activities. We used $6.8 million more cash in financing activities during the six months ended August 31, 2025 compared to the same period in the prior year. During the six months ended August 31, 2025 and August 31, 2024, we purchased $8.6 million and $1.8 million, respectively in common stock under our stock repurchase program. We made dividend payments of $13.1 million and $13.0 million for the six months ended August 31, 2025 and August 31, 2024, respectively.

Credit Facility – As of August 31, 2025, we had $0.2 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures, including acquisitions.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. We are not required to make a contribution to the pension plan for fiscal year 2026. We made a contribution of $1.2 million to the pension plan for fiscal year 2025. As our pension assets are invested in marketable securities, changes in actual investment returns or in discount rates could change funding status and requirements significantly. At August 31, 2025, we had a funded pension asset of $1.4 million.

Inventories – We believe our inventory levels are sufficient to satisfy customer demand, and we expect to maintain adequate access to raw materials to support future business requirements. Recent consolidation within the paper industry and the closure of the

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

sole U.S. mill producing rolls of carbonless paper are expected to create volatility in paper pricing and supply availability. In anticipation of this disruption, we made a strategic decision to increase inventory levels to mitigate the risk of shortages and ensure continuity of supply. We maintain long-term supply agreements with key paper vendors that establish pricing parameters but do not impose minimum purchase obligations. Certain rebate programs, however, are contingent on achieving minimum purchase volumes and management currently expects to meet those requirements.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $7.0 million. For the six months ended August 31, 2025, we spent approximately $2.8 million on capital expenditures that was funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2025 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at August 31, 2025, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of August 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three and six months ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. The Company has accrued a liability reserve of approximately $0.4 million related to this claim. The case will be tried during the first calendar quarter of 2026.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2025.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

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

During the six months ended August 31, 2025, the Company repurchased 456,671 shares of common stock under the program at an average price of $18.54. Since the program’s inception in October 2008, there have been 2,791,015 common shares repurchased at an average price of $16.81 per share. As of August 31, 2025, $13.1 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, filed on October 3, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 3, 2025	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 3, 2025	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer