Form 10-Q
period 2025-11-30
ENNIS, INC.
filed 2026-01-07
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2025

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

As of December 29, 2025, there were 25,292,866 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	November 30,	February 28,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$31,283	$67,000
Short-term investments	—	5,475
Accounts receivable, net	35,307	37,037
Other receivables	1,577	1,716
Inventories, net	60,802	38,797
Prepaid expenses	3,049	2,587
Prepaid income taxes	562	128
Total current assets	132,580	152,740
Property, plant and equipment, net	57,424	52,586
Operating lease right-of-use assets, net	10,647	9,833
Goodwill	106,586	94,349
Intangible assets, net	40,904	33,270
Net pension asset	1,422	1,422
Other assets	4,693	4,735
Total assets	$354,256	$348,935

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,886	$13,799
Accrued expenses	17,542	15,339
Current portion of operating lease liabilities	4,599	4,166
Total current liabilities	35,027	33,304
Deferred income taxes	8,184	7,841
Operating lease liabilities, net of current portion	5,750	5,310
Other liabilities	501	500
Total liabilities	49,462	46,955
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at November 30, 2025 and February 28, 2025	75,134	75,134
Additional paid-in capital	126,476	125,452
Retained earnings	198,699	184,430
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(10,397)	(11,426)
Treasury stock	(85,118)	(71,610)
Total shareholders’ equity	304,794	301,980
Total liabilities and shareholders' equity	$354,256	$348,935

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	November 30,		November 30,
	2025	2024	2025	2024
Net sales	$100,167	$99,771	$296,039	$301,917
Cost of goods sold	68,215	70,522	203,757	211,985
Gross profit	31,952	29,249	92,282	89,932
Selling, general and administrative	16,990	16,341	51,656	50,068
(Gain) loss from disposal of assets	(19)	(138)	(19)	(95)
Income from operations	14,981	13,046	40,645	39,959
Other income (expense)
Interest income	285	1,390	1,613	4,118
Proceeds from legal settlement	—	—	5,298	—
Other, net	(332)	(361)	(965)	(1,044)
Total other income (expense)	(47)	1,029	5,946	3,074
Earnings before income taxes	14,934	14,075	46,591	43,033
Income tax expense	4,107	3,871	12,812	11,834
Net earnings	$10,827	$10,204	$33,779	$31,199
Weighted average common shares outstanding
Basic	25,439,979	26,013,892	25,708,846	26,028,596
Diluted	25,526,261	26,088,957	25,783,285	26,192,008
Earnings per share
Basic	$0.43	$0.39	$1.31	$1.20
Diluted	$0.42	$0.39	$1.31	$1.19

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Nine months ended
	November 30,		November 30,
	2025	2024	2025	2024
Net earnings	$10,827	$10,204	$33,779	$31,199
Adjustment to pension, net of taxes	343	371	1,029	215
Comprehensive income	$11,170	$10,575	$34,808	$31,414

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance August 31, 2025	30,053,443	$75,134	$125,894	$194,307	$(10,740)	(4,463,753)	$(79,215)	$305,380
Net earnings	—	—	—	10,827	—	—	—	10,827
Adjustment to pension, net of deferred tax of $115	—	—	—	—	343	—	—	343
Dividends paid ($0.25 per share)	—	—	—	(6,435)	—	—	—	(6,435)
Stock based compensation	—	—	582	—	—	—	—	582
Exercise of stock options and restricted stock	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	(336,885)	(5,903)	(5,903)
Balance November 30, 2025	30,053,443	$75,134	$126,476	$198,699	$(10,397)	(4,800,638)	$(85,118)	$304,794

Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980
Net earnings	—	—	—	33,779	—	—	—	33,779
Adjustment to pension, net of deferred tax of $342	—	—	—	—	1,029	—	—	1,029
Dividends paid ($0.75 per share)	—	—	—	(19,510)	—	—	—	(19,510)
Stock based compensation	—	—	1,929	—	—	—	—	1,929
Exercise of stock options and restricted stock	—	—	(905)	—	—	53,573	948	43
Common stock repurchases	—	—	—	—	—	(793,556)	(14,456)	(14,456)
Balance November 30, 2025	30,053,443	$75,134	$126,476	$198,699	$(10,397)	(4,800,638)	$(85,118)	$304,794

Balance August 31, 2024	30,053,443	$75,134	$124,315	$244,235	$(13,175)	(4,091,256)	$(72,140)	$358,369
Net earnings	—	—	—	10,204	—	—	—	10,204
Adjustment to pension, net of deferred tax of $124	—	—	—	—	371	—	—	371
Dividends paid ($2.75 per share)	—	—	—	(72,299)	—	—	—	(72,299)
Stock based compensation	—	—	877	—	—	—	—	877
Exercise of stock options and restricted stock	—	—	20	—	—	8,749	154	174
Common stock repurchases	—	—	—	—	—	—	—	—
Balance November 30, 2024	30,053,443	$75,134	$125,212	$182,140	$(12,804)	(4,082,507)	$(71,986)	$297,696

Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	31,199	—	—	—	31,199
Adjustment to pension, net of deferred tax of $72	—	—	—	—	215	—	—	215
Dividends paid ($3.25 per share)	—	—	—	(85,255)	—	—	—	(85,255)
Stock based compensation	—	—	3,350	—	—	—	—	3,350
Exercise of stock options and restricted stock	—	—	(4,391)	—	—	259,642	4,565	174
Common stock repurchases	—	—	—	—	—	(91,923)	(1,828)	(1,828)
Balance November 30, 2024	30,053,443	$75,134	$125,212	$182,140	$(12,804)	(4,082,507)	$(71,986)	$297,696

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended
	November 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$33,779	$31,199
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,775	6,703
Amortization of intangible assets	6,007	5,807
(Gain) loss from disposal of assets	(19)	(95)
Amortization of discount on short-term investments	(25)	(944)
Bad debt expense, net of recoveries	140	152
Stock based compensation	1,929	3,350
Net pension expense	1,371	1,488
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts and other receivables	3,966	8,147
Prepaid expenses and income taxes	(840)	(1,001)
Inventories	(18,755)	2,484
Cash paid to pension plan	—	(1,200)
Other assets	56	—
Accounts payable and accrued expenses	414	(2,365)
Other liabilities	61	(628)
Net cash provided by operating activities	34,859	53,097
Cash flows from investing activities:
Capital expenditures	(3,512)	(4,250)
Purchase of businesses, net of cash acquired	(38,930)	(5,537)
Purchase of short-term investments	—	(10,093)
Maturity of short-term investments	5,500	27,500
Proceeds from disposal of plant and property	289	299
Net cash provided by (used in) investing activities	(36,653)	7,919
Cash flows from financing activities:
Dividends paid	(19,510)	(85,255)
Common stock repurchases	(14,456)	(1,828)
Proceeds from exercise of stock options	43	174
Net cash used in financing activities	(33,923)	(86,909)
Net change in cash and cash equivalents	(35,717)	(25,893)
Cash and cash equivalents at beginning of period	67,000	81,597
Cash and cash equivalents at end of period	$31,283	$55,704

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the nine months ended November 30, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP') and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, from which the accompanying consolidated balance sheet at February 28, 2025 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to credit losses, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
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

In a small number of cases and upon customer request, the Company prints and stores printed product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company’s warehouse. Approximately $8.4 million and $10.2 million of revenue was recognized under these arrangements during the nine months ended November 30, 2025 and 2024, respectively.

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

The Company does not disaggregate revenue and operates in one reportable segment consisting of printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. See Note 19. The Company does not have material contract assets and contract liabilities as of November 30, 2025.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

3. Short-term Investments and Fair Value Measurements

Short-term investments are securities with original maturities of greater than three months but less than twelve months and were comprised of U.S. Treasury Bills. The Company determined the classification of these securities as trading, available for sale or held to maturity at the time of purchase and reevaluated these determinations at each balance sheet date. The Company's short-term investments were classified as held-to-maturity for the period presented as it had the positive intent and ability to hold these investments to maturity. The Company's held-to-maturity investments were stated at amortized cost with zero credit loss allowance because the probability of default was virtually zero due to high credit rating, long history of no credit losses and the widely recognized risk free nature of these investments.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at November 30, 2025 and February 28, 2025 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
November 30, 2025
Investment securities due in less than one year	$—	$—	$—	$—

February 28, 2025
Investment securities due in less than one year	$5,475	$4	$—	$5,479

The Company’s short-term investments in investment securities were Level 1 fair value measure. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the three and nine months ended November 30, 2025.

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

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,659	$1,776	$1,713	$1,707
Bad debt expense, net of recoveries	22	(25)	140	152
Accounts written off	(24)	(33)	(196)	(141)
Balance at end of period	$1,657	$1,718	$1,657	$1,718

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
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

5. Inventories

The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 6.5% and 7.1% of inventories which is valued at last-in, first-out (“LIFO”) as of November 30, 2025 and February 28, 2025, respectively, or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. Reserves for excess and obsolete inventory at November 30, 2025 and February 28, 2025 were $1.9 million and $1.8 million, respectively.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	November 30,	February 28,
	2025	2025
Raw material	$39,656	$20,862
Work-in-process	5,196	4,919
Finished goods	15,950	13,016
	$60,802	$38,797

6. Property, Plant and Equipment

The following table presents a summary of property, plant and equipment, net:

	November 30,	February 28,
	2025	2025
Plant, machinery and equipment	$161,725	$158,730
Land and buildings	72,600	67,946
Computer equipment and software	10,349	10,597
Other	3,942	3,995
Property, plant and equipment	248,616	241,268
Less accumulated depreciation	191,192	188,682
Property, plant and equipment, net	$57,424	$52,586

7. Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values with certain limited exceptions permitted under US GAAP. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed in the period incurred.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

Acquisition of CFC Print & Mail

On November 14, 2025, the Company acquired the CFC Print & Mail (“CFC”) nets assets and business from CFC Print Solutions, LLC which is based in Grand Prairie, Texas for approximately $3.9 million in cash. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values using the information available as of the acquisition date. The Company recorded intangible assets with definite lives ranging from 2 and 13 years of approximately $2.3 million in connection with the transaction, which are deductible for tax purposes. This allocation is preliminary and subject to change, which may be material. The acquisition of CFC further strengthens our leading position in the business products and commercial print sector.

The following table summarizes the Company's preliminary purchase price allocation for CFC as of the acquisition date (in thousands):

Accounts receivable	$652
Inventories	336
Other assets	56
Right-of-use asset	239
Property, plant and equipment	1,000
Intangibles	2,307
Operating lease liability	(239)
Accounts payable and accrued liabilities	(418)
Acquisition price	$3,933

Acquisition of Northeastern Envelope Company and Envelope Superstore

On April 11, 2025 the Company acquired the net assets and business of Northeastern Envelope Company ("NEC"), which is based in Old Forge, Pennsylvania, and Envelope Superstore ("ESS") which is based in Hiram, Georgia, for approximately $35.0 million in cash. The Company performed a preliminary allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. All goodwill of $12.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $11.3 million in connection with the transaction, which are also deductible for tax purposes. This allocation is preliminary and subject to change, which may be material. The acquisition of NEC and ESS strengthens our production capabilities to serve our customers in the Northeast and Southeast United States.

The following table summarizes the Company's preliminary purchase price allocation for NEC and ESS as of the acquisition date (in thousands), which includes a working capital adjustment of approximately $0.4 million:

Accounts receivable	$1,585
Inventories	2,914
Right-of-use asset	601
Property, plant and equipment	7,371
Goodwill	12,237
Intangibles	11,348
Operating lease liability	(601)
Accounts payable and accrued liabilities	(458)
Acquisition price	$34,997

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

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

The results of operations for CFC, PTI, NEC and ESS are included in the Company’s condensed consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2024). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Three months ended		Nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Pro forma net sales	$101,351	$107,396	$302,860	$329,457
Pro forma net earnings	10,885	10,938	34,276	33,476
Pro forma earnings per share - diluted	$0.43	$0.42	$1.33	$1.28

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the three and nine months ended November 30, 2025 and 2024.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the information available at lease commencement date, as rates are not implicitly stated in most leases.

Components of lease expense for the three and nine months ended November 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Operating lease cost	$1,444	$1,412	$4,309	$4,148

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,462	$1,431	$4,354	$4,210

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$708	$4,052	$4,800	$5,547

Weighted Average Remaining Lease Terms
Operating leases	3.0 Years	2.5 Years

Weighted Average Discount Rate
Operating leases	4.26%	4.27%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2026 (remaining 6 months)	$900
2027	4,705
2028	2,610
2029	1,631
2030	718
2031	252
Thereafter	140
Total future minimum lease payments	$10,956
Less imputed interest	607
Present value of lease liabilities	$10,349

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the share price of the Company.

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required as of November 30, 2025 and February 28, 2025.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of November 30, 2025	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	5.3	$34,075	$18,087	$15,988
Customer lists	7.3	93,772	69,272	24,500
Non-compete	0.6	280	235	45
Technology	4.0	650	279	371
Total	6.4	$128,777	$87,873	$40,904

As of February 28, 2025
Definite-lived intangible assets
Trademarks and trade names	6.9	$30,911	$16,544	$14,367
Customer lists	4.8	83,303	64,890	18,413
Non-compete	0.8	261	212	49
Technology	4.8	650	209	441
Total	5.7	$115,125	$81,855	$33,270

Aggregate amortization expense was $2.0 and $6.0 million for the three and nine months ended November 30, 2025 and $1.9 million and $5.8 million for the three and nine months ended November 30, 2024.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2026 (remaining)	$2,550
2027	$7,973
2028	$6,459
2029	$5,823
2030	$4,608
2031	$3,944

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2024	$94,349
Goodwill acquired	—
Balance as of February 28, 2025	94,349
Goodwill acquired	12,237
Balance as of November 30, 2025	$106,586

During fiscal year 2026, $12.2 million was added to goodwill related to the acquisition of NEC and ESS. See Note 7.

10. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	November 30,	February 28,
	2025	2025
Employee compensation and benefits	$12,793	$11,505
Taxes other than income	2,141	1,440
Accrued legal and professional fees	569	521
Accrued utilities	118	108
Income taxes payable	539	567
Other accrued expenses	1,382	1,198
	$17,542	$15,339

11. Credit Facility

As of November 30, 2025, the Company had $0.2 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

During the three months ended November 30, 2025 and 2024 the Company repurchased 336,885 and 40 shares of common stock under the program at an average price of $17.35 and $22.62, respectively. During the nine-month period ended November 30, 2025 and 2024 the Company repurchased 793,556 and 91,883 shares of common stock under the program at an average price of $18.04 and $19.79, respectively. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of November 30, 2025, $7.2 million remained available to repurchase shares of the Company’s common stock under the program.

13. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. At November 30, 2025, the Company had one stock compensation plan, the 2021 Long-Term Incentive Plan of Ennis, Inc., adopted by the Board April 16, 2021 and affirmed by vote of the shareholders July 15, 2021 (the “Plan”). The Plan authorized 1,033,648 shares of common stock for awards and expires June 30, 2031 and all unissued stock will expire on that date. As of November 30, 2025, the Company has 259,560 shares of unissued common stock reserved under the Plan for issuance. The

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended November 30, 2025 and November 30, 2024, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.6 million and $0.9 million, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $1.9 million and $3.3 million, respectively.

Stock Options

The Company had the following stock option activity for the nine months ended November 30, 2025.

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2025	31,251	$19.88	9.0	—
Granted	10,809	17.27
Terminated	—	—
Exercised	(2,500)	17.27
Outstanding at November 30, 2025	39,560	$19.33	7.8	$1.4
Exercisable at November 30, 2025	26,222	$19.05	8.0	$1.4

A summary of the status of the Company’s unvested stock options at November 30, 2025 and the changes during the nine months ended November 30, 2025 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2025	26,669	2.47
New grants	10,809	2.41
Vested	(24,140)	2.44
Forfeited	—	—
Unvested at November 30, 2025	13,338	2.47

As of November 30, 2025, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.4 years.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the nine months ended November 30, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 1, 2025	41,667	$21.61
Granted	37,477	17.99
Terminated	(6,776)	22.46
Vested	(32,307)	19.81
Outstanding at November 30, 2025	40,061	$19.53

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

As of November 30, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.6 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.1 years.

Restricted Stock Units

During the nine months ended November 30, 2025, no performance-based or time-based RSUs were granted under the Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. The RSUs include dividend equivalent rights that entitle the holders to receive cash payments per RSU that are equal to the per share dividends we declare and pay on our common stock, which are included in dividends paid in the Condensed Consolidated Financial Statements.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the nine months ended November 30, 2025:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at March 1, 2025 (1)	101,961	$19.43	198,827	$19.97
Granted	—	—	—	—
Change due to performance achievement	—	—	—	—
Terminated	(5,403)	19.43	—	—
Vested	(28,582)	19.43	—	—
Outstanding at November 30, 2025	67,976	$19.43	198,827	$19.97

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

As of November 30, 2025, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.8 million over a weighted average remaining requisite service period of 1.4 years. As of November 30, 2025, the total remaining unrecognized compensation of performance-based RSUs was approximately $1.8 million over a weighted average remaining requisite service period of 1.4 years.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

Pension expense is composed of the following components, included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$150	$165	$453	$497
Interest cost	651	649	1,949	1,947
Expected return on plan assets	(710)	(755)	(2,130)	(2,265)
Amortization of:
Unrecognized net loss	367	435	1,099	1,307
Net periodic benefit cost	$458	$494	$1,371	$1,486

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company is not required to make a contribution to the pension plan for fiscal year 2026. The Company made a $1.2 million contribution to the Pension Plan during the fiscal year 2025. As the Company's Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact the Company's funding status, associated liabilities recorded and future required minimum contributions. At November 30, 2025, the Company had an unfunded pension asset recorded on its condensed consolidated balance sheet of approximately $1.4 million.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	November 30,		November 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	25,439,979	26,013,892	25,708,846	26,028,596
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	86,282	75,065	74,439	163,412
Diluted weighted average common shares outstanding	25,526,261	26,088,957	25,783,285	26,192,008
Earnings per share
Net earnings - basic	$0.43	$0.39	$1.31	$1.20
Net earnings - diluted	$0.42	$0.39	$1.31	$1.19
Cash dividends per share	$0.25	$2.75	$0.75	$3.25

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. The Company's unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At November 30, 2025,

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

31,251 shares related to outstanding stock options were not included in the computation of earnings per diluted share as they were considered anti-dilutive.

16. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At November 30, 2025, cash balances included $30.8 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

17. Related Party Transactions

The Company leases a facility and sells products to entities controlled by a member of the Board. The total right-of-use asset and related lease liability as of November 30, 2025 was $1.4 million and $1.4 million, respectively. The total right-of-use asset and related lease liability as of February 28, 2025 was $1.7 million and $1.7 million, respectively. During the three months ended November 30, 2025, total lease payments and product sales made to the director-controlled entities were approximately $0.1 million and $0.7 million, respectively. During the three months ended November 30, 2024, total lease payments and product sales made to the director-controlled entities were approximately $0.1 million and $0.8 million, respectively. During the nine months ended November 30, 2025, total lease payments and product sales made to the director-controlled entities were approximately $0.4 million and $2.8 million, respectively. During the nine months ended November 30, 2024, total lease payments and product sales made to the director-controlled entities were approximately $0.4 million and $2.2 million, respectively. The accounts receivable balances as of November 30, 2025 and February 28, 2025 were $0.1 and $0.1 million, respectively.

18. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on the Company's estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

The Company's effective tax rate for the three and nine months ended November 30, 2025 and 2024 was 27.5%. The Company made cash payments for income taxes, net of income tax refunds of $13.3 million and $12.2 million for the nine months ended November 30, 2025 and 2024, respectively.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025
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

As previously disclosed, the Company was awarded actual damages, exemplary damages and attorney's fees in a case against Wright Printing Company, its owner Mark Wright, and CEO Mardra Sikora. The Company recognized $5.7 million during the nine months ended November 30, 2025 in connection with cash proceeds received from the settlement. The settlement fully resolved the matter.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2025
(unaudited)

	Three months ended November 30,		Nine months ended November 30,
(Dollars in thousands)	2025	2024	2025	2024
Segment operating net sales	$100,167	$99,771	$296,039	$301,917

Segment operating expenses
Product purchases	31,881	33,213	94,619	97,592
Compensation expense	20,892	20,572	63,562	63,033
Product supplies	5,716	6,093	17,647	18,963
Manufacturing depreciation	2,128	2,001	6,390	6,266
Other product cost (1)	7,598	8,643	21,539	26,131
Segment cost of goods sold	68,215	70,522	203,757	211,985

Segment SG&A expenses
Compensation expense	11,447	11,462	34,818	33,753
Depreciation expense	127	136	385	437
Amortization expense	2,034	1,943	6,007	5,807
Other expense (2)	3,382	2,800	10,446	10,071
Segment SG&A expenses	16,990	16,341	51,656	50,068

Other segment items
(Gain) loss from disposal of assets	(19)	(138)	(19)	(95)
Interest income	(285)	(1,390)	(1,613)	(4,118)
Other (income) expense	332	361	(4,333)	1,044
Income tax expense	4,107	3,871	12,812	11,834
Consolidated net earnings	$10,827	$10,204	$33,779	$31,199

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A, other expense includes professional services and utility services not included in the manufacturing process.

21. Subsequent Events

Subsequent to November 30, 2025, the Company completed the purchase of land and a building leased for use in one of its existing operations for an aggregate purchase price of approximately $8.0 million. The acquisition was funded through cash on hand. The transaction did not impact the Company’s consolidated financial statements as of November 30, 2025.

On December 18, 2025, the Board declared a quarterly cash dividend on the Company's common stock of $0.25 per share. The dividend is payable on February 5, 2026 to shareholders of record as of January 8, 2026. The expected payout for this dividend is approximately $6.4 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of November 30, 2025, we operate approximately 50 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment: printing services. Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, CFC Print & MailSM, Block Graphics®, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, AmeriPrintSM; StylecraftSM, UMC PrintSM; Eagle GraphicsSM, Diamond GraphicsSM and Printing TechnologiesSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, Northeastern Envelope CompanySM, Envelope SuperstoreSM and National Imprint Corporation® (which provide custom and imprinted envelopes); Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing and National School Forms are a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

Recent Acquisitions

On November 14, 2025, the Company acquired the CFC Print & Mail (“CFC”) net assets and business from CFC Print Solutions, LLC which is based in Grand Prairie, Texas for approximately $3.9 million in cash. Prior to the acquisition, CFC generated approximately $7.1 million in sales for its fiscal year ended December 31, 2024. CFC specializes in serving a national distributor network with business-document printing and mailing services, offering industry-leading turnaround times and automation.

On April 11, 2025, the Company acquired the net assets and business of NEC, which is based in Old Forge, Pennsylvania and ESS, which is based in Hiram, Georgia. The acquisition of NEC and ESS, which prior to the acquisition generated approximately $26.0

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

million in sales for its fiscal year ended December 31, 2024, strengthens our production capabilities to serve our customers in the Northeast United States.

Our Business Challenges

Our industry is currently experiencing consolidation of traditional supply channels, ongoing product obsolescence, paper supplier capacity adjustments, and increased pricing and potential supply allocations resulting from demand and supply imbalance. Technological advances have enabled electronic document distribution, web-based hosting, digital printing and print-on-demand solutions to serve as viable and cost-effective alternatives to traditional custom-printed documents and customer communications. Improved equipment has become more accessible to both existing and new competitors. We face highly competitive conditions throughout our supply chain in an already over-supplied, price-competitive print industry. The challenges of our business include the following:

Transformation of our portfolio of products – While traditional business documents remain essential to conducting business, many are being replaced through the use of lower-cost paper grades or imported paper, or devalued by advances in digital technologies, resulting in steady declines in demand for a portion of our current product line. Transforming our product offerings in order to continue to provide innovative, value-added solutions through lower labor and fixed costs to our customers on a proactive basis requires ongoing investments in new and existing technology and the development of key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we continue to evaluate new market opportunities and niches through acquisitions, including the expansion of our envelope, tag, folder, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document, in-mold label, and long-run integrated high color web printing offerings, which provide opportunities for growth and further differentiate us from our competition. The ability to make investments in new and existing technology and/or pursue acquisitions is dependent on the Company’s liquidity and operational results.

Production capacity and price competition within our industry – Industry supply of paper products continues to fluctuate as changing market conditions have influenced, and are expected to continue to influence, producers to idle or permanently close individual machines or mills, or convert capacity to alternative product lines, such as packaging to offset a decline in demand for certain paper grades. Recent industry activity has included temporary idling of machines, permanent closures and limited increases in specialty paper capacity, reflecting ongoing adjustments in response to shifts in demand. During the current fiscal year, the only domestic producer of carbonless paper permanently closed its mill which has contributed to ongoing supply constraints. As previously reported, we invested in additional inventory to serve as buffer stock while transitioning to alternative sources of carbonless paper. Margins remain under pressure due to weak volumes in certain parts of the market, elevated input costs and ongoing pricing competition. To protect results, we continue to manage and control product costs through the use of forecasting, production and costing models; strengthening supplier relationships; negotiating favorable procurement terms; and increasing operational efficiency. We continue to evaluate opportunities to reduce and better leverage our fixed cost structure while focusing on maintaining our margins.

Continued consolidation of our customers – Our customers are primarily distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a high volume of the business with these customers but such consolidations and acquisitions, which we expect to continue, could ultimately affect our sales volumes and margins.

For further information, please see “Cautionary Statement Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2025, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended November 30, 2025, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2025.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three and nine months ended November 30, 2025 and the comparative period for 2024 are set forth in the tables below.

Consolidated Summary

Unaudited Condensed Consolidated Statements of	Three Months Ended November 30,				Nine Months Ended November 30,
Operations - Data (in thousands)	2025		2024		2025		2024
Net sales	$100,167	100.0%	$99,771	100.0%	$296,039	100.0%	$301,917	100.0%
Cost of goods sold	68,215	68.1	70,522	70.7	203,757	68.8	211,985	70.2
Gross profit margin	31,952	31.9	29,249	29.3	92,282	31.2	89,932	29.8
Selling, general and administrative	16,990	17.0	16,341	16.4	51,656	17.4	50,068	16.6
(Gain) loss from disposal of assets	(19)	—	(138)	—	(19)	—	(95)	—
Income from operations	14,981	15.0	13,046	13.1	40,645	13.7	39,959	13.2
Other (expense) income	(47)	—	1,029	1.0	5,946	2.0	3,074	1.0
Earnings before income taxes	14,934	14.9	14,075	14.1	46,591	15.7	43,033	14.2
Provision for income taxes	4,107	4.1	3,871	3.9	12,812	4.3	11,834	3.9
Net earnings	$10,827	10.8%	$10,204	10.2%	$33,779	11.4%	$31,199	10.3%

Three months ended November 30, 2025 compared to three months ended November 30, 2024

Net Sales. Our net sales were $100.2 million for the quarter ended November 30, 2025, compared to $99.8 million for the same quarter in the prior year, an increase of $0.4 million, or 0.4%. Organic sales volume decreased $5.4 million due to weaker customer demand and ongoing industry-wide pressure in the U.S. printing market. This decline was offset by more than $5.8 million of incremental revenues from acquisitions completed during the current fiscal year.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold decreased $2.3 million, or 3.3%, from $70.5 million for the three months ended November 30, 2024 to $68.2 million for the three months ended November 30, 2025. Gross profit was $32.0 million or 31.9% of revenue for the quarter ended November 30, 2025 compared to $29.2 million or 29.3% of revenue for the same quarter in the prior year. The improvement in margin reflects operational efficiencies and the favorable margin contribution from recent acquisitions. We continue to implement cost management and pricing initiatives to help offset the impact of ongoing market softness and competitive pricing pressures.

Selling, general, and administrative expense. For the three months ended November 30, 2025, our selling, general, and administrative ("SG&A") expenses were $17.0 million compared to $16.3 million for the three months ended November 30, 2024, an increase of $0.7 million, or 4.3%. As a percentage of net sales, SG&A expenses for the current quarter were 17.0% and 16.4% for the three months ended November 30, 2025 and November 30, 2024, respectively. The increase in SG&A expense is primarily attributable to higher incentive compensation tied to improved profitability and other operating costs, partially offset by operational efficiencies.

Gain and loss from disposal of assets. The $19,000 and $138,000 net gain from disposal of assets during the three-month period ended November 30, 2025 and November 30, 2024 was primarily attributed to the sale of unused equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended November 30, 2025 was $15.0 million, or 15.0% of net sales, as compared to $13.0 million, or 13.1% of net sales, for the three months ended November 30, 2024.

Other income (expense). Other income (expense) was not material for the three months ended November 30, 2025 compared to other income of $1.0 million for the three months ended November 30, 2024. Interest income for the three months ended November 30, 2025 and 2024 were $0.3 and $1.4 million, respectively. The decrease in interest income was primarily attributable to lower average cash, cash equivalent, and investment balances. Other expense was consistent between periods.

Provision for income taxes. Our effective income tax rate was 27.5% for the three months ended November 30, 2025 and remained flat compared to the three months ended November 30, 2024.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

Net earnings. Net earnings, due to the factors above, were $10.8 million for the three months ended November 30, 2025 as compared to $10.2 million for the comparable quarter in the prior year. After-tax earnings per diluted share for the three months ended November 30, 2025 were $0.42, compared to $0.39 for the same quarter last year. Diluted earnings per share for the current quarter were positively impacted $0.05 per diluted share from our recent acquisitions completed in the current and prior year.

Nine months ended November 30, 2025 compared to nine months ended November 30, 2024

Net Sales. Our net sales were $296.0 million for the nine-month period ended November 30, 2025, compared to $301.9 million for the same period last year, a decrease of $5.9 million, or 2.0%. Organic sales volume decreased $22.3 million due to weaker customer demand and ongoing industry-wide pressure in the U.S. printing market. This decline was offset by more than $16.4 million of incremental revenues from acquisitions completed in the current and prior year and reflecting partial-period results where applicable.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold decreased $8.2 million, or 3.9%, from $212.0 million for the nine months ended November 30, 2024 to $203.8 million for the nine months ended November 30, 2025. Gross profit was $92.3 million for the nine month period ended November 30, 2025 compared to $89.9 million for the same period in the prior year. Gross profit margin increased to 31.2% from 29.8% in the prior-year period. The improvement in margin reflects operational efficiencies and the favorable margin contribution from recent acquisitions. We continue to implement cost management and pricing initiatives to mitigate the impact of ongoing market softness and competitive pricing pressures.

Selling, general, and administrative expense. For the nine months ended November 30, 2025, our SG&A expenses were $51.7 million compared to $50.1 million for the nine months ended November 30, 2024, an increase of $1.6 million, or 3.2%. As a percentage of net sales, SG&A expenses for the period were 17.4% and 16.6% for the nine months ended November 30, 2025 and 2024, respectively. The increase in SG&A expenses is primarily attributable to higher incentive compensation tied to improved profitability and other operating costs, partially offset by operational efficiencies.

Gain and loss from disposal of assets. The $19,000 and $95,000 net gain from disposal of assets during the nine month period ended November 30, 2025 and November 30, 2024, respectively, was primarily attributed to the sale of unused equipment.

Income from operations. Primarily due to factors described above, our income from operations for the nine months ended November 30, 2025 was $40.6 million, or 13.7% of net sales, as compared to $40.0 million, or 13.2% of net sales, for the nine months ended November 30, 2024.

Other income (expense). Other income was $5.9 million for the nine months ended November 30, 2025 compared to $3.1 million for the nine months ended November 30, 2024. The increase was primarily attributable to the recognition of $5.3 million related to proceeds received in connection with a legal matter against Wright Printing Company, its owners mark Wright, and CEO Mardra Sikora, which includes $0.4 million of interest income. Interest income for the nine months ended November 30, 2025 and 2024 were $1.6 million and $4.1 million, respectively. The decrease in interest income was primarily due to lower average cash, cash equivalent and investment balances.

Provision for income taxes. Our effective tax rate was 27.5% for the nine months ended November 30, 2025 and remained flat compared to the period ended November 30, 2024.

Net earnings. Net earnings, due to the factors above, were $33.8 million for the nine months ended November 30, 2025 as compared to $31.2 million for the comparable period in the prior year, an increase of $2.6 million. Net earnings per diluted share for the nine months ended November 30, 2025 was $1.31, compared to $1.19 for the same period in the prior year. Diluted earnings per share for the current quarter were positively impacted $0.11 per diluted share from our recent acquisitions completed in the current and prior year and approximately $0.14 per diluted share from the lawsuit settlement proceeds.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operating activities. Our principal cash requirements include payments to vendors in the ordinary course of business, capital expenditures, employee compensation and benefits, and dividends to shareholders. As of November 30, 2025, we had a cash balance of $31.3 million. We expect operating cash flows to be consistent with prior periods, and we anticipate reduced purchasing needs over the next several quarters due to our recent strategic stockpiling of carbonless paper inventory. Based on these factors, we believe our cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements the next twelve months. Our capital expenditures to maintain our

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

manufacturing facilities are expected to range between $4.0 million and $7.0 million over the next twelve months, consistent with historical spending levels.

	November 30,	February 28,
(Dollars in thousands)	2025	2025
Working capital	$97,553	$119,436
Cash and cash equivalents	$31,283	$67,000
Short-term investments	$-	$5,475

Working Capital. During the nine months ended November 30, 2025, our working capital decreased $21.9 million or 18.3%, from $119.4 million at February 28, 2025 to $97.6 million at November 30, 2025. The decrease in working capital primarily reflects a reduction in cash, cash equivalents and short-term investments of $41.2 million. The decline in cash resulted primarily from cash used for the acquisitions of NEC and CFC of approximately $38.9 million and stock repurchases of $14.5 million, and inventory purchases during the period, partially offset by cash collection on receivables. Our current ratio, calculated by dividing current assets by current liabilities, decreased from 4.6 to 1.0 at February 28, 2025 to 3.8 to 1.0 at November 30, 2025.

	Nine months ended November 30,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$34,859	$53,097
Net cash provided by (used in) investing activities	$(36,653)	$7,919
Net cash used in financing activities	$(33,923)	$(86,909)

Cash flows from operating activities. Cash provided by operating activities was $34.9 million for the nine months ended November 30, 2025, compared to $53.1 million in the prior-year period, a decrease of $18.2 million. The decline was primarily driven by a $21.2 million increase in cash used for inventory purchases, reflecting higher purchasing activity during the current year. This increase was partially offset by a $2.6 million increase in net earnings compared to the prior year period. Cash collections on accounts receivable and other receivables declined by $4.2 million, partially offset by a $2.8 million reduction in cash outflows for accounts payable and accrued expenses. In addition, cash outflows decreased by $1.2 million related to pension plan contributions and $1.5 million related to stock-based compensation.

Cash flows from investing activities. Cash used in investing activities was $36.7 million in the nine months ended November 30, 2025 compared to cash provided by investing activities of $7.9 million in the nine months ended November 30, 2024. The change was primarily driven by increased cash used for business acquisitions which totaled $38.9 million during the nine months ended November 30, 2025 compared to $5.5 million in the prior period. In addition, during the nine months ended November 30, 2025, approximately $5.5 million of U.S. government treasury bills matured and invested in money market funds, compared to net maturities and repurchases of approximately $17.4 million during the nine months ended November 30, 2024.

Cash flows from financing activities. Cash used in financing activities was $33.9 million in the nine months ended November 30, 2025 compared to the cash used of $86.9 million in the prior period, primarily due to lower dividend payments. During the nine months ended November 30, 2025 and November 30, 2024, we repurchased $14.5 million and $1.8 million of common stock, respectively, under our stock repurchase program. Dividend payments totaled $19.5 million in 2025, compared to $85.3 million in 2024, which included a one-time special dividend of $2.50 per share or $65.0 million.

Credit Facility – As of November 30, 2025, we had $0.2 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures, including acquisitions.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. We are not required to contribute to the pension plan for fiscal year 2026. We contributed $1.2 million to the pension plan for fiscal year 2025. As our pension assets are invested in marketable securities, changes in actual investment returns or in discount rates could change funding status and requirements significantly. At November 30, 2025, we had a funded pension asset of $1.4 million.

Inventories – We believe our inventory levels are sufficient to satisfy customer demand, and we expect to maintain adequate access to raw materials to support future business requirements. Recent consolidation within the paper industry and the closure of the sole U.S. mill producing rolls of carbonless paper are expected to create volatility in paper pricing and supply availability. In anticipation

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

of this disruption, we made a strategic decision to increase inventory levels to mitigate the risk of shortages and ensure continuity of supply. We maintain long-term supply agreements with key paper vendors that establish pricing parameters but do not impose minimum purchase obligations. Certain rebate programs, however, are contingent on achieving minimum purchase volumes and management currently expects to meet those requirements.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $7.0 million. For the nine months ended November 30, 2025, we spent approximately $3.5 million on capital expenditures that was funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2025 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. While we had no outstanding debt at November 30, 2025, we will be exposed to interest rate risk if we borrow in the future.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of November 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three and nine months ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOR THE PERIOD ENDED NOVEMBER 30, 2025

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

During the three months ended November 30, 2025, the Company repurchased 336,885 shares of common stock under the program at an average price of $17.35. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of November 30, 2025, $7.2 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, filed on January 7, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: January 7, 2026	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: January 7, 2026	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer