Form 10-K
period 2026-02-28
ENNIS, INC.
filed 2026-05-08
CIK 33002

02/28mt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2026

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 31, 2025 was approximately $454 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s Common Stock, par value $2.50, outstanding at April 17, 2026 was 25,292,866.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED FEBRUARY 28, 2026

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

The products we sell include snap sets, continuous forms, laser cut sheets, tags, labels, envelopes, integrated products, jumbo rolls and pressure sensitive products in short, medium and long runs under the following labels: Ennis®, Royal Business Forms®, Block Graphics®, ColorWorx®, Enfusion®, Uncompromised Check Solutions®, VersaSeal®, Ad ConceptsSM, FormSource LimitedSM, Star Award Ribbon Company®, Witt Printing®, Genforms®, PrintGraphics®, Calibrated Forms®, PrintXcel®, Printegra®, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, Major Business SystemsSM, Independent PrintingSM, Hayes Graphics®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, AmeriPrintSM; StylecraftSM, UMC PrintSM; Eagle GraphicsSM, Diamond GraphicsSM, Printing TechnologiesSM and CFC Print & MailSM. We also sell the Adams McClure® brand (which provides Point of Purchase advertising); the Admore®, Folder Express®, and Independent Folders® brands (which provide presentation folders and document folders); Ennis Tag & LabelSM (which provides custom printed, high performance labels and custom and stock tags); Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, Kay Toledo Tag®, and Special Service Partners® (SSP) (which provides custom and stock tags and labels); Trade Envelopes®, Block Graphics®, Wisco®, National Imprint Corporation®, Northeastern Envelope CompanySM, and Envelope SuperstoreSM (which provide custom and imprinted envelopes); Northstar® and General Financial Supply® (which provide financial and security documents); InfosealSM and PrintXcel® (which provide custom and stock pressure seal documents). School Photo Marketing and National School Forms are a one-stop shop for over 1,400 school portrait photographers and professional photo labs nationwide, providing them with a complete array of products and services that reach over 15 million families and 30,000 schools, primarily in the K-8 market. We sell predominantly through independent distributors, as well as to many of our competitors. Northstar Computer Forms, Inc., one of our wholly-owned subsidiaries, also sells direct to a small number of customers, generally large banking organizations (where a distributor is not acceptable or available to the end-user). Adams McClure, LP, a wholly-owned subsidiary, also sells direct to a small number of customers, where sales are generally through advertising agencies.

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

On November 14, 2025, we acquired the assets and business of CFC Print & Mail ("CFC") in Grand Prairie, Texas. In the last full year preceding the acquisition, CFC generated approximately $7.1 million in sales. The acquisition of CFC further strengthens our leading position in business products and the commercial print sector.

On April 11, 2025, we acquired the assets and business of Northeastern Envelope Company ("NEC") in Old Forge, Pennsylvania, and Envelope Superstore ("ESS") in Hiram, GA. In the last full year preceding the acquisition, NEC and ESS generated approximately $26.9 million in combined sales. The acquisition of NEC and ESS strengthens our envelope converting and printing capabilities to serve our customers in the Northeast United States.

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

Intellectual Property

We market our products under a number of trademarks and trade names. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are important to our ability to create and sustain demand for our products. We have registered trademarks in the United States for Ennis®, EnnisOnlineSM, Block Graphics®, Enfusion®, 360º Custom LabelsSM, Admore®, CashManagementSupply.comSM, Securestar®, Northstar®, MICRLink®, MICR ConnectionTM, General Financial Supply®, Calibrated Forms®, PrintXcel®, Printegra®, Trade Envelopes®, Witt Printing®, Genforms®, Royal Business Forms®, Crabar/GBFSM, BF&SSM, Adams McClure®, Advertising ConceptsTM, ColorWorx®, Allen-Bailey Tag & LabelSM, Atlas Tag & Label®, PrintgraphicsSM, Uncompromised Check Solutions®, VersaSeal®, VersaSeal SecureX®, Folder Express®, Wisco®, National Imprint Corporation®, Star Award Ribbon®, Kay Toledo Tag®, Falcon Business FormsSM, Forms ManufacturersSM, Mutual Graphics®, TRI-C Business FormsSM, SSP®, EOSTouchpoint®, Printersmall®, Check Guard®, Envirofolder®, Independent®, Independent Checks®, Independent Folders®, Independent Large Format Solutions®, Wright Business GraphicsSM, Wright 360SM, Integrated Print & GraphicsSM, the Flesh CompanySM, MegaformSM, Safe®, InfosealSM, StylecraftSM, UMC PrintSM, Eagle GraphicsSM, Diamond GraphicsSM, Printing Technologies, CFC Print & MailSM , Northeastern Envelope CompanySM, Envelope SuperstoreSM and variations of these brands as well as other trademarks.

Customers

Our customer population includes one customer representing 6.2% and 5.3% of consolidated accounts receivables at fiscal year-end 2026 and 2025, respectively. No single customer accounted for more than five percent of our consolidated net sales in fiscal years 2026 and 2025, respectively. No single customer accounted for more than five percent of our consolidated net sales or accounts receivable during fiscal year 2024.

Backlog

At February 28, 2026, our backlog of firm orders was approximately $24.6 million, compared to approximately $25.7 million at February 28, 2025. The reduction in backlog from fiscal 2025 to fiscal 2026 is due primarily to a combination of change in product mix requiring shorter lead times for ordering and reduction in sales volume.

Research and Development

While we seek new products to sell through our distribution channel, there have been no material amounts spent on research and development in fiscal years 2026, 2025 or 2024.

Environment

We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, wastewater discharges, air emissions and solid waste disposal. Our manufacturing processes are not expected to result in significant emissions of regulated substances into the environment. We do not believe that our compliance with federal, state, or local statutes or regulations relating to the protection of the environment has any material effect upon capital expenditures, earnings or our competitive position. Future changes in regulations, interpretations, or the discovery of previously unknown conditions could require material expenditures, and the extent of any potential liability for past noncompliance cannot be reasonably estimated.

Environmental Stewardship

We seek to operate in an environmentally responsible manner and to manage our operations in compliance with applicable environmental requirements. We believe we are in material compliance with applicable laws and regulations regarding the use and preservation of our land, air, and water. This principle has been part of our Code of Conduct since 2005. Our goal of operating in an environmentally responsible manner aligns with our goals of operating a profitable and responsible business. For example, we recycle waste material generated in our printing processes to generate income from selling the scrap material. We recycled 18.8 million pounds of paper and 3.8 million pounds of cardboard and cores in fiscal year 2026. Additionally, the use of soy-based inks allow us to avoid cleaning solutions that may pose environmental hazards. We use environmentally friendly cleaning agents to ensure that our wastewater is not contaminated and does not require special disposal.

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

Another aspect of our business model which reduces carbon emissions is the reduction in transportation costs for our employees, as well as our customers. Our geographically dispersed facilities may reduce transportation distances associated with product delivery. Our geographical dispersion reduces the amount of transportation time and distance associated with delivering our products to our customers. Likewise, we use third party transportation and logistical companies to pick up and deliver our products. Partnering with larger shipping organizations that have the scale to be more resourceful and implement more energy efficient delivery methods enables us to ship our products in an efficient and effective manner.

Our primary supplier of paper is vital to our business as they supply raw materials that are minimally altered during the production process. Our primary paper supplier maintains certifications under recognized sustainable forestry standards, including SFI, FSC and PEFC, which promote responsible forest management and supply chain transparency. The SFI Forest Management and Fiber Sourcing Standards cover key values such as protection of biodiversity, wildlife habitat and water quality; responsible harvesting practices; and support continual improvement across the supply chain. FSC certification promotes environmentally responsible, socially beneficial and economically viable forest management through internationally recognized principles of forest stewardship. PEFC promotes sustainably managed forests through independent third-party certification and provides assurance that wood fiber used in certified products comes from forests that are ecologically, socially and economically sustainable. The Company’s primary paper supplier also maintains chain of custody certifications and sources materials from similarly accredited suppliers to support transparency, responsible sourcing and the protection of natural resources.

Additionally, we use material safety sheets which outline potentially hazardous materials to minimize the use of more hazardous materials. Given the low and limited use of these potentially hazardous materials, our plants generally fit in the lowest category of reporting standards to various state and local environmental agencies. The Company requires facility managers to minimize the use or site storage of any hazardous chemicals. Two thirds of our facilities are categorized as Very Small Quantity Generators and one third are considered Small Quantity Generators under the Environmental Protection Agency’s (“EPA”) hazardous waste regulations. Any hazardous waste generated is stored and properly disposed of in compliance with all EPA regulations and permits.

Two of our largest facilities have solvent recovery systems which allows the recovery of press plate washing solutions for re-use. These systems result in a substantial reduction of any hazardous waste. We comply with applicable environmental and product-related regulatory requirements including Proposition 65 in California and federal Conflict Minerals compliance.

Attention to choice of material suppliers, transportation partners, energy usage and avoidance of hazardous wastes that might impact wastewater disposal, are part of the business model that improves or avoids damage to the environment we live and work in.

Human Capital

At February 28, 2026, we had 1,835 employees. Of these, 148 employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. We believe we have a good working relationship with our employees and the unions that represent our employees.

Social Responsibility

Equal Employment Opportunity: Ennis promotes a cooperative and productive work environment by supporting the cultural and ethnic diversity of its workforce and is committed to providing equal employment opportunity to all qualified employees and applicants. Pursuant to our Code of Conduct, adopted in 2005 and reviewed at least annually, we do not unlawfully discriminate on the basis of race, color, sex, sexual orientation, religion, national origin, marital status, age, disability, or veteran status in any personnel practice, including recruitment, hiring, training, promotion, and discipline. We are an Equal Opportunity Employer and comply with all applicable employment laws, including Title VII of the Civil Rights Act of 1964, Immigration and Nationality Act, and the Immigration Reform and Control Act. We take allegations of harassment and unlawful discrimination seriously and address all such concerns raised under our Code of Conduct.

Safety and Health: A safe and clean work environment is important to the well-being of all Ennis employees. Ennis complies with applicable safety and health regulations and maintains appropriate safety practices. Throughout the year facilities are reviewed monthly to determine if the accidents/injuries that occurred could have been avoided. Incidents are reviewed to determine measures that can be taken to prevent reoccurrence of claims at that facility or another facility. A monthly Facility Report is sent to all facilities to highlight safety issues and incidents occurring at other locations. Annually, facilities are required to submit an audit of compliance with mandated OSHA safety programs. Facilities that have higher than normal claims are reviewed and may be visited by a business director or a representative from our workers’ compensation carrier. Protocols and trainings are in place to protect the health and safety of all our employees. Safety audits are completed throughout the organization. The Company monitors safety issues across all its facilities, and each facility has someone in charge of review and training of employees on safety issues. Consistent with our culture of promoting workplace safety, our plants take pride in tracking the amount of time since the last safety incident and strive to maintain incident-free operations.

Ennis is dedicated to ensuring that business is conducted ethically. All Ennis management must read, agree with, and sign a Code of Conduct and Ethics policy at least annually.

Our manufacturing facilities periodically support local non-profit organizations, educational institutions and youth sports teams based on the needs of their local communities. These activities are generally modest in scope and may include limited financial contributions, in-kind donations and employee volunteer support. Given the

Company’s disciplined approach to capital allocation, we primarily focus our use of capital on operating needs, strategic investments and returning value to shareholders.

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

Risks related to our business and operations

Our ability to protect our customer relationships, including those acquired through acquisitions, and our trademarks is important to our business, and failure to do so could adversely affect our results of operations.

We rely on customer relationships, including customer lists obtained through acquisitions, as well as our trade names and trademarks, to support our sales and brand recognition. Although we seek to protect these assets through contractual arrangements, internal controls and trademark registrations, these measures may not be sufficient to prevent unauthorized use, disclosure or misappropriation. In addition, we may incur significant costs to enforce our rights, and such efforts may not be successful. Any loss of customer information, or inability to maintain, protect or enforce our trade names and trademarks, could result in loss of customers, reputational harm and reduced revenues.

Our results and financial condition are affected by global and local market conditions, competitors’ pricing strategies, including the impact of tariffs and trade policies, which can adversely affect our sales, margins, and net income.

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

The printing industry continues to experience weakening demand for printed products. The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference, digital workflow, automation and electronic alternatives as well as governmental influences for paperless business environments will continue to reduce the number of traditional printed documents sold. Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

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

In response to the gradual obsolescence of our standardized business forms, we continue to develop our capability to provide custom and full-color products. If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products and we are unable to increase our market share, our sales and profits will be affected. Our ability to successfully implement operational improvements, automation initiatives, and system enhancements may impact our cost structure, internal controls and efficiency if not executed effectively. Decreases in sales of our standardized business forms and products due to obsolescence could also reduce our gross margins or impact the value of our recorded goodwill and intangible assets. This reduction could in turn adversely impact our profits, unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

We obtain our raw materials from a limited number of suppliers, and any disruptions in supply, including the recent closure of a primary supplier’s mill, could adversely affect our business.

We purchase a significant portion of our paper products, a key input to our print products, from a limited number of suppliers. During fiscal year 2026, our primary domestic supplier of carbonless papers, permanently closed one of its mills, eliminating the sole U.S. source for this product. As a result, we are transitioning to alternative suppliers, including international sources, which may expose us to increased risks related to supply continuity, pricing, logistics, lead times, currency fluctuations, tariffs, and quality variability.

Historically, we have relied on suppliers that meet stringent quality and delivery standards under long-term arrangements; however the reduction in domestic capacity may limit availability and reduce our ability to obtain favorable pricing or terms. In addition, global supply conditions, transportation constraints, tariffs and geopolitical factors may further impact our ability to secure raw materials on acceptable terms or in sufficient quantities.

Paper and other raw materials are commodities subject to price volatility, which may be exacerbated by reduced supply capacity, inflationary pressures, tariffs and changing global market conditions. We do not have effective cost-efficient hedging mechanisms to fully mitigate these risks, and our purchase agreements provide only limited protection against price increases. While we generally seek to pass through higher input costs to customers, competitive market conditions may limit our ability to do so.

Any disruption in supply, inability to secure alternative sources on commercially reasonable terms, degradation in quality, or significant increases in raw material costs could have a material adverse effect on our business, financial condition and results of operations.

Challenging financial market conditions and changes in long-term interest rates could adversely impact the funded status of our pension plan.

We maintain a noncontributory defined benefit retirement plan (the “Pension Plan”) covering approximately 12% of our employees. As of February 28, 2026, the Pension Plan was 104% funded on a projected benefit obligation ("PBO") basis and 109% on an accumulated benefit obligation ("ABO") basis. Included in our financial results are

Pension Plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, as our Pension Plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability and future required minimum contribution levels. A decline in long-term interest rates puts downward pressure on the discount rate used by plan sponsors to determine their pension liabilities. Each 10-basis point change in the discount rate impacts our computed pension liability by approximately $0.5 million. Similar to fluctuations in market values, a drop in the discount rate can negatively impact our funded status, recorded pension liability and future contribution levels. Also, continued changes in the mortality assumptions can impact our funded status. Additionally, as we experienced in recent years, the number of participants taking lump sum distributions at retirement could be sufficiently high as to cause a settlement charge, which would impact current earnings of the Pension Plan.

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

Some of our customers are being absorbed by the distribution channels of some of our manufacturing competitors. However, we do not believe this will significantly impact our business model. We have continued to sell to some of these customers even after they were absorbed by our competition because of the breadth of our product line and our geographic diversity. Changes in distribution channels, including consolidation, vertical integration, or shifts in purchasing strategies by customers, may reduce volumes, compress margins, or redirect business away from us.

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

As of February 28, 2026, approximately 8% of our employees are represented by labor unions under collective bargaining agreements, which are subject to periodic negotiations. While we believe we have a good working relationship with all of the unions, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, concerning, among other things, wastewater discharges, air emissions and solid waste disposal, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at the facilities we may acquire. In addition, increasing focus by customers, investors, and regulators on sustainability and environmental practices may influence product demand, sourcing requirements and cost structures.

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

Income, sales or other tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are applied. Most recently, on July 4, 2025, legislation commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law. Key tax components of the OBBBA include extension of certain expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstatement of immediate expensing of qualifying business property and modifications to interest expense limitations and certain production-related investments, including manufacturing facilities. On August 16, 2022, legislation commonly known as the Inflation Reduction Act ("IRA") was signed into law. Among other things, the IRA includes a 1% excise tax on certain corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. Following the 2018 U.S. Supreme Court decision in South Dakota v Wayfair, states may require an out-of-state seller with no physical presence in the state to collect and remit sales tax on goods the seller ships to consumers in the state. While the company now collects, remits and reports sales tax in states that it does business in, the adoption of new laws by taxing authorities could create significant increases in internal cost necessary to capture data, collect and remit tax. All of these factors and uncertainties may adversely affect our results of operations, financial position and cash flows.

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

We incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight, fuel and transportation, as well as capacity constraints, could have a material adverse effect on our results of operations, as there can be no assurance that we could pass on these increased costs to our customers. Government regulations can and have impacted the availability of drivers, which will be a significant challenge to the transportation industry. Costs to employ drivers have increased and transportation shortages have become more prevalent. Additionally, the challenge of employing new drivers for the increasingly larger web-based economy could create shortages in trucks and drivers which could impact our sales.

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

These systems include systems that we own and operate, as well as systems of our vendors or other third parties. Such systems are susceptible to ransomware attacks, malfunctions, interruptions and phishing scams. Failures or disruptions, including those involving third-party providers, could result in operational downtime, including interruptions to manufacturing, order processing, or financial reporting.

We also periodically upgrade and install new systems, and implementation or configuration errors could cause operational disruptions and adversely affect our results of operations, financial condition and cash flows.

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

As previously disclosed, the Company was targeted with an encryption ransomware attack on November 30, 2022. The Company eliminated the ransomware and restored its systems. Since then, the Company has implemented additional security measures to make it more difficult for an outside agent to gain access to our network, such as a multifactor authentication (MFA) protocol and a robust firewall to strengthen the Company's network. Despite us improving our information technology general controls, we cannot give any assurances that the Company will not become the subject of more sophisticated or more harmful attacks.

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

During the fiscal year ended February 28, 2026, we have not identified any risks from cybersecurity threats that have materially affected our business operations or financial conditions.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Midlothian, Texas, and we operate manufacturing facilities throughout the United States. See the table below for additional information regarding our locations.

All of our properties are used for the production, warehousing and shipping of business products, including the following: business forms, flexographic printing, and advertising specialties (Wolfe City, Texas); presentation products (Macomb, Michigan; De Pere, Wisconsin and Columbus, Kansas); printed and electronic promotional media (Columbus, Kansas); envelopes (Portland, Oregon; Columbus, Kansas; Tullahoma, Tennessee, Claysburg and Old Forge, Pennsylvania); financial forms (Minneapolis/St. Paul, Minnesota; and Nevada, Iowa); statement printing and mailing (Roanoke, Virginia; Arlington and Grand Prairie, Texas; South Elgin, Illinois, and Overland Park, Kansas); kiosk media, thermal, ATM, and pay station receipts (Indianapolis, Indiana); and pressure seal products (Roanoke, Virginia and Clarksville, Tennessee).

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

All of our rented property is held under leases with original terms of one or more years, expiring at various times through September 2031. Some leases include options to renew at our discretion. Generally, we are able to maintain or renew leases as they expire without significant difficulty, but leases in certain markets may be subject to significant rent increases that necessitate consolidating operations to maintain profitability.

		Approximate Square Footage
Location	General Use	Owned	Leased
Fairhope, Alabama	Manufacturing	65,000	—
Sun City, California	Two Manufacturing Facilities and Warehouse	52,617	1,911
Denver, Colorado	One Manufacturing Facility	60,000	—
Hiram, Georgia	One Manufacturing Facility	—	91,000
Lithia Springs, Georgia	Manufacturing	—	40,050
Harvard, Illinois	Manufacturing and Warehouse	42,000	—
South Elgin, Illinois	Manufacturing	—	70,500
Indianapolis, Indiana	Manufacturing	—	34,630
DeWitt, Iowa	Two Manufacturing Facilities	95,000	—
Nevada, Iowa	Two Manufacturing Facilities	232,000	—
Columbus, Kansas	Two Manufacturing Facilities and Warehouse	174,089	—
Ft. Scott, Kansas	Manufacturing	86,660	—
Girard, Kansas	Manufacturing	69,474	—
Overland Park, Kansas	Two Manufacturing Facilities	—	26,750
Parsons, Kansas	Manufacturing & One Warehouse	122,740	40,000
Canton, Michigan	Manufacturing Facility	32,958	—
Macomb, Michigan	Manufacturing	56,350	—
Brooklyn Park, Minnesota	Manufacturing	94,800	—
El Dorado Springs, Missouri	Manufacturing	70,894	—
Fenton, Missouri	Sublease *	—	26,847
Marlboro, New Jersey	Manufacturing and Warehouse	—	7,450
Caledonia, New York	Manufacturing and one vacant	191,730	—
Fairport, New York	Two Manufacturing Facilities	40,800	—
Coshocton, Ohio	Manufacturing	24,750	—
Toledo, Ohio	Two Manufacturing Facilities and one vacant	120,947	—
Portland, Oregon	Two Manufacturing Facilities	—	222,279
Annville, Pennsylvania	Manufacturing	37,000	—
Claysburg, Pennsylvania	Manufacturing	—	69,000
Old Forge, Pennsylvania	Manufacturing	101,000	—
Clarksville, Tennessee	Manufacturing	51,900	—
Powell, Tennessee	Manufacturing	43,968	—
Tullahoma, Tennessee	Two Manufacturing Facilities	142,061	—
Arlington, Texas	Two Manufacturing Facilities	69,935	—
Ennis, Texas	Three Manufacturing Facilities	325,118	—
Grand Prairie, Texas	Manufacturing	—	40,243
Houston, Texas	Manufacturing	—	29,668
Wolfe City, Texas	Two Manufacturing Facilities	119,259	—
Chatham, Virginia	Two Manufacturing Facilities	127,956	—
Roanoke, Virginia	Manufacturing	110,000	—
DePere, Wisconsin	Manufacturing	—	123,187
Neenah, Wisconsin	Two Manufacturing Facilities & One Warehouse	72,354	97,161
		2,833,360	920,676
Corporate Offices

Ennis, Texas	Administrative Offices	9,300	—
Midlothian, Texas	Executive and Administrative Offices	28,000	—
		37,300	—
	Totals	2,870,660	920,676

* The Company exited the lease facility and is subleasing the remaining noncancelable lease term through July 2027.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord sought more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. There was a non-jury trial of the case in March 2026 at which the judge dismissed the landlord’s claim that the Company failed to maintain the premises during the tenancy. The landlord also abandoned some of the alleged categories of damages. The landlord’s other breach of contract claim that the Company failed to surrender the property in good condition remains pending. Initial post-trial briefs are due by June 30, 2026 and a final decision is not expected before the fourth quarter of the 2026 calendar year. The Company has accrued a liability reserve of approximately $0.5 million related to this claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “EBF”. The following table sets forth the high and low sales prices, the common stock trading volume as reported by the NYSE and dividends per share paid by the Company for the periods indicated:

			Common Stock	Dividends
			Trading Volume	per share of
	Common Stock Price Range		(number of shares	Common
	High	Low	in thousands)	Stock
Fiscal Year Ended February 28, 2026
First Quarter	$22.01	$17.15	13,232	$0.250
Second Quarter	19.14	17.53	9,565	$0.250
Third Quarter	18.74	16.30	12,357	$0.250
Fourth Quarter	21.32	17.26	11,784	$0.250
Fiscal Year Ended February 28, 2025
First Quarter	$25.75	$18.88	7,439	$0.250
Second Quarter	24.37	20.55	5,964	$0.250
Third Quarter	25.75	20.02	11,775	$2.750
Fourth Quarter	21.72	19.76	7,700	$0.250

On April 17, 2026, the last reported sale price of our common stock on the NYSE was $21.70, and there were approximately 575 shareholders of record. Cash dividends may be paid, or repurchases of our common stock may be made, from time to time as our Board deems appropriate, after considering our growth rate, operating results, financial condition, cash requirements, restrictive lending covenants, and such other factors as the Board may deem appropriate.

A dividend of $0.25 per share of our common stock was paid in each quarter of fiscal years 2026, 2025 and 2024. During the third quarter of fiscal year 2025, a special dividend of $2.50 per share of our common stock was paid in addition to the ordinary dividend of $0.25 per share of our common stock.

Dividends are declared at the discretion of the Board and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. The Board views the dividend as an important aspect of owning Ennis stock and continues to rank it a high priority in allocating the Company's earnings.

Our Board has authorized the repurchase of the Company’s outstanding common stock through a stock repurchase program, which authorized amount is currently up to $60.0 million in the aggregate. Under the repurchase program, purchases may be made from time to time in the open market or through privately negotiated transactions, depending on market conditions, share price, trading volume and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice, provided that any purchases must be made in accordance with applicable insider trading rules and securities laws and regulations. Since the program’s inception in October 2008, we have repurchased 3,127,900 common shares under the program at an average price of $16.87 per share. During our fiscal year 2026, we repurchased 793,556 shares of common stock at an average price of $18.04 per share. As of February 28, 2026, $7.2 million remained available to repurchase shares of common stock under the program.

Stock Performance Graph

The graph below matches Ennis, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from February 28, 2021 to February 28, 2026.

	2021	2022	2023	2024	2025	2026
Ennis, Inc.	$100.00	$99.48	$121.05	$118.65	$145.71	$153.27
S&P 500	100.00	116.39	107.44	140.15	165.95	194.15
Russell 2000	100.00	93.99	88.34	97.21	103.72	127.92

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

References to 2026, 2025 and 2024 refer to the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, respectively.

Overview

The Company – Our management believes we are the largest provider of business forms, pressure-seal forms, labels, tags, envelopes, and presentation folders to independent distributors in the United States.

Our Business Challenges – Our industry continues to experience consolidation of traditional supply channels, ongoing product obsolescence, paper supplier capacity adjustments, and periodic pricing volatility and potential supply allocations resulting from demand and supply imbalance. Technology advances have enabled electronic document distribution, web-based hosting, digital printing and print-on-demand as viable and cost-effective alternatives to traditional custom-printed documents and customer communications. Improved equipment has become more accessible to both existing and new competitors. As a result, we face highly competitive conditions in an already mature, price-competitive print industry.

In addition to the risk factors discussed under the caption “Risk Factors” in Item 1A of this Annual Report, some of the key challenges of our business include the following:

Transformation of our portfolio of products – While traditional business documents remain essential to conducting business, many are being replaced through the use of lower-cost paper grades or imported products, or are being devalued by advances in digital technologies, resulting in continued declines in demand for a portion of our product line. Transforming our product offerings in order to provide innovative, value-added solutions on a proactive basis requires ongoing investments in new and existing technologies, as well as the development of key strategic business relationships, including print-on-demand services and product offerings that support customers transitioning to digital business environments. We continue to evaluate new market opportunities and niches, including through acquisitions, and to expand our offerings in areas such as envelopes, tags, folders, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document, in-mold labels, and long-run integrated high color web print, which provide opportunities for growth and further differentiate us from our competition. Our ability to make such investments or pursue acquisitions is dependent on our liquidity, capital resources, and operating results.

Production capacity and price competition within our industry – Industry supply of paper products continues to fluctuate as changing market conditions influence producers to idle or permanently close individual machines or mills, or convert capacity to alternative product lines, including packaging, to offset declines in demand for certain paper grades. Recent industry activity has included temporary idling of machines, permanent closures and limited increases in specialty paper capacity, reflecting ongoing adjustments in response to shifts in demand. During the current fiscal year, the only domestic producer of carbonless paper permanently closed its mill which has contributed to ongoing supply constraints for this product. As previously reported, we increased inventory levels to provide buffer stock while transitioning to alternative sources of carbonless paper.

These dynamics may result in continued supply constraints and input cost volatility for certain paper grades. Margins remain under pressure due to volume variability in certain markets, elevated input costs and ongoing pricing competition. To mitigate these impacts, we continue to manage product costs through forecasting, production and costing models, strengthening supplier relationships; negotiating procurement terms; and improving operational efficiency, while evaluating opportunities to better leverage our fixed cost structure.

Continued consolidation of our customers – Our customers are primarily distributors, many of which are consolidating or are being acquired by competitors. While we have historically maintained a significant share of business with these customers, continued consolidation may affect our sales volume, pricing, and margins.

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

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation. Refer to Note 14, Income taxes.

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

As our Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact our Pension Plan funding status and associated liability recorded. The expected rate of return on assets was 5.50% at February 28, 2026 and February 28, 2025.

Similar to fluctuations in market values, a drop in the discount rate could potentially negatively impact our Pension Plan's funded status, recorded pension liability and future contribution levels with the opposite impact occurring for an increase in the discount rate. During fiscal years 2026 and 2025, the discount rate used to determine the net pension obligations for purposes of our Consolidated Financial Statements was 5.15%. The discount rate is reviewed by management annually and is adjusted to reflect movements in the average Mercer and FTSE (formerly Citigroup) pension yield curves for mature pension plans with duration of about 10 years. The Company estimated the duration of its pension benefit obligation ("PBO") to be approximately 12-15 years. Each 10-basis point change in the discount rate impacts our computed pension liability by about $0.5 million.

Also, continued changes in the mortality assumptions could potentially impact our Pension Plan's funded status. For the February 28, 2026 measurement, no change was made to the mortality assumption. The mortality assumption is used to estimate the future lifetime of plan participants. Any actual impact on the Pension Plan from the higher than expected mortality has already been recognized in the underlying participant data used to measure the pension liability. The impact on future longevity is still being studied, and there is a general expectation that the current population is a healthier cohort such that mortality rates may return to pre-pandemic levels. This assumption will continue to be monitored.

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

We assess goodwill for impairment annually as of December 1, or more frequently if impairment indicators are present. The Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of its single reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the reporting unit’s business, overall financial performance of the business, and performance of the common share price of the Company. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then a one-step quantitative approach is applied in making an evaluation. The quantitative evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, an appropriate discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. If the quantitative evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the fiscal years 2026, 2025 or 2024.

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

Allowance for Excess and Obsolete Inventories – With the exception of approximately 5.6% and 7.1% of inventories valued using the lower of last-in, first-out ("LIFO") cost flow assumption for fiscal years 2026 and 2025, respectively, our inventories are valued at the lower of cost or net realizable value as is required under U.S. GAAP when we follow the first-in-first-out cost flow assumption (“FIFO”). We regularly review inventory values on hand, using specific aging categories, and write down inventory deemed obsolete and/or slow-moving based on historical usage and estimated future usage to its estimated net realizable value. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required. The allowance for excess and obsolete inventory at fiscal years ended 2026 and 2025 were $1.9 million and $1.8 million, respectively. The aged inventory allowance is recorded primarily to account for the decrease in market value of general stock inventory that is not manufactured to specific customer order. Inventory write offs were less than $0.1 million in fiscal year ended 2026 and $0.1 million in each of the fiscal years ended 2025 and 2024.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto. Unless otherwise indicated, this financial overview is for the continuing operations of the Company, which are comprised of the production and sales of business forms and other business products. The operating results of the Company for fiscal year 2026 and the comparative fiscal years 2025 and 2024 are included in the tables below.

Consolidated Summary

Consolidated Statements of	Fiscal Years Ended
Operations - Data (in thousands)	2026		2025		2024
Net sales	$392,403	100.0%	$394,618	100.0%	$420,109	100.0%
Cost of goods sold	271,992	69.3	277,324	70.3	294,767	70.2
Gross profit margin	120,411	30.7	117,294	29.7	125,342	29.8
Selling, general and administrative	67,734	17.3	65,378	16.6	68,830	16.4
(Gain) loss from disposal of assets	(13)	—	(58)	—	53	—
Income from operations	52,690	13.4	51,974	13.2	56,459	13.4
Other income (expense), net	5,904	1.5	3,480	0.9	2,664	0.6
Earnings before income taxes	58,594	14.9	55,454	14.1	59,123	14.1
Provision for income taxes	15,967	4.1	15,232	3.9	16,526	3.9
Net earnings	$42,627	10.9%	$40,222	10.2%	$42,597	10.1%

Net Sales. Our net sales were $392.4 million for fiscal year 2026, compared to $394.6 million for fiscal year 2025, a decrease of $2.2 million, or 0.6%. The decrease was primarily driven by lower organic volumes of approximately $25.0 million, reflecting continued softness in portions of the print market and ongoing pricing competition. The decline was largely offset by approximately $22.8 million increase in revenues generated from our recent acquisitions. Industry demand continues to be influenced by the long-term shift toward digital alternatives, although print remains an essential component in many of our customers’ operations. We continue to focus on, and maintain our pricing discipline, while optimizing our product mix to mitigate volume-related pressures.

Our net sales were $394.6 million for fiscal year 2025 compared to $420.1 million for fiscal year 2024, a decrease of $25.5 million or 6.1%, primarily due to a $38.7 million decrease in volume demand, partially offset by an approximately $13.2 million increase in revenues generated from our recent acquisitions during fiscal year 2024 and 2025.

Cost of Goods Sold. Manufacturing costs decreased $5.3 million, or 1.9% from $277.3 million for fiscal year 2025 to $272.0 million for fiscal year 2026, primarily reflecting lower sales volumes, partially offset by higher input costs in certain categories. Our gross profit was $120.4 million or 30.7% of sales for fiscal year 2026, compared to $117.3 million or 29.7% of sales for fiscal year 2025. The improvement in gross margin was driven by pricing discipline, product mix, and ongoing cost management initiatives, including procurement strategies and manufacturing efficiencies.

Manufacturing costs decreased $17.5 million, or 5.9%, from $294.8 million for fiscal year 2024 to $277.3 million for fiscal year 2025 primarily as a result of decreased sales volume. Our gross profit was $117.3 million or 29.7% of sales for fiscal year 2025, compared to $125.3 million or 29.8% for fiscal year 2024.

Selling, general, and administrative expenses. For fiscal year 2026, our selling, general and administrative (“SG&A”) expenses were $67.7 million compared to $65.4 million for fiscal year 2025, an increase of $2.3 million, or 3.5%. The increase was primarily driven by higher incentive compensation reflecting improved net earnings, increased medical costs, and higher amortization expense, partially offset by lower consolidation-related expenses. As a percentage of sales, SG&A increased from 16.6% in fiscal year 2025 to 17.3% in fiscal year 2026, reflecting the impact of lower organic volumes and higher operating costs.

Our SG&A expenses decreased approximately $3.4 million or 5.0%, from $68.8 million for fiscal year 2024 to $65.4 million for fiscal year 2025 primarily as a result of reduction in executive incentive compensation expense and operational efficiencies. As a percentage of sales, SG&A expenses increased slightly from 16.4% to 16.6% in fiscal year 2025.

(Gain) loss from disposal of assets. Our gain from disposal of assets was less than $0.1 million in 2026. The $0.1 million gain from disposal of assets for fiscal 2025 is primarily from the sale of unused manufacturing equipment. The $0.1 million loss from disposal of assets for fiscal 2024 is primarily from the sale of unused manufacturing equipment.

Income from operations. Primarily due to factors described above, our income from operations for fiscal year 2026 increased $0.7 million to $52.7 million or 13.4% of net sales from $52.0 million or 13.2% of net sales for fiscal year 2025. Income from operations for fiscal year 2025 decreased $4.5 million to $52.0 million or 13.2% of net sales from $56.5 million or 13.4% of net sales for fiscal year 2024.

Other income (expense). Other income was $5.9 million in 2026 compared to $3.5 million in 2025. The increase was primarily attributable to the recognition of $5.3 million related to proceeds received in connection with a legal matter against Wright Printing Company, its owners Mark Wright, and CEO Mardra Sikora, which includes $0.4 million of interest income.

Interest income decreased to $1.9 million in fiscal year 2026 from $4.9 million in 2025 and $4.0 million in 2024 primarily due to lower average cash balances following the special dividend paid in the fourth quarter of fiscal year 2025, an increase in inventory levels, and acquisition of NEC in fiscal year 2026. Other expense for fiscal year 2026 was $1.3 million compared to $1.4 million for fiscal year 2025 and $1.3 million for fiscal year 2024.

Provision for income taxes. Our effective tax rates for fiscal years 2026, 2025 and 2024 were 27.3%, 27.5%, and 28.0%, respectively.

Net earnings. Net earnings were $42.6 million, or $1.66 per diluted share for fiscal year 2026 compared to $40.2 million or $1.54 per diluted share for fiscal year 2025. The increase was primarily driven by improved gross margins and higher other income, including proceeds from the settlement of a legal matter, partially offset by lower revenues.

Net earnings were $40.2 million, or $1.54 per diluted share for fiscal year 2025 as compared to $42.6 million or $1.64 per diluted share for fiscal year 2024. Net earnings were impacted by decreased revenues in fiscal year 2025.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operating activities. Our principal cash requirements include payments to vendors in the ordinary course of business, capital expenditures, compensation and benefits, and dividends to shareholders. As of February 28, 2026, we had a cash and cash equivalents balance of $34.6 million. We expect operating cash flows to be consistent with prior years, and we anticipate reduced purchasing needs over the next few quarters due to our recent strategic stockpiling of carbonless paper inventory. Based on these factors, we believe our cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements for the next twelve months. Our capital expenditures to maintain our manufacturing facilities are expected to range between $4.0 million and $7.0 million over the next twelve months, consistent with historical spending levels. For the year ended February 2026, we spent approximately $3.7 million on capital expenditures and purchased a leased building for $8.0 million.

	Fiscal Years Ended
(Dollars in thousands)	2026	2025	2024
Working Capital	$96,389	$119,436	$167,581
Cash	34,570	67,000	81,597
Short-term investments	$—	$5,475	$29,325

Working Capital. Our working capital decreased $23.0 million or 19.3% from $119.4 million at February 28, 2025 to $96.4 million at February 28, 2026 primarily due to cash used for the acquisition of NEC, ESS and CFC totaling $38.9 million, stock repurchases of $14.5 million, dividends paid of $26.1 million, capital expenditures of $11.7 million and inventory purchases of $15.9 million, partially offset by cash collections on receivables. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 4.6 to 1.0 for fiscal year 2025 to 3.7 to 1.0 for fiscal year 2026.

Our working capital decreased by approximately $48.2 million, or 28.8%, from $167.6 million at fiscal year 2024 to $119.4 million at fiscal year 2025. Our current ratio, calculated by dividing our current assets by our current liabilities, decreased from 6.0 to 1.0 for fiscal year 2024 to 4.6 to 1.0 for fiscal year 2025. Our decrease in working capital primarily reflects the decrease in cash due to a special dividend of $65.0 million paid to shareholders during the fiscal year 2025, offset by cash collections on receivables.

Cash Flow Components

	Fiscal Years Ended
(Dollars in thousands)	2026	2025	2024
Net cash provided by operating activities	$52,733	$65,855	$69,069
Net cash provided by (used in) investing activities	(44,848)	13,200	(54,994)
Net cash used in financing activities	$(40,315)	$(93,652)	$(26,446)

Cash flows from operating activities. Cash provided by operating activities was $52.7 million for fiscal year 2026 (a decrease of $13.2 million compared to fiscal year 2025), $65.9 million for fiscal year 2025 (a decrease of $3.2 million compared to fiscal year 2024) and $69.1 million for fiscal year 2024.

Our decreased operational cash flows in fiscal year 2026 compared to fiscal year 2025 was primarily the result of a $15.9 million increase in inventories, offset by a $2.4 million increase in earnings.

Our decreased operational cash flows in fiscal year 2025 compared to fiscal year 2024 was primarily the result of a $6.1 million decrease from inventories, $0.7 million increase from our accounts receivable, offset by a $2.4 million decrease in earnings and $7.7 million decrease in payables and accrued expenses.

Cash flows from investing activities. Cash used in investing activities was $44.8 million in fiscal year 2026 compared to cash provided by investing activities of $13.2 million in fiscal year 2025, representing a $58.0 million decrease. During fiscal year 2026, we invested $8.0 million to purchase a facility we previously leased and paid $38.9 million for the acquisitions of NEC, ESS and CFC. During fiscal year 2025, we made acquisitions totaling $6.2 million and had net maturities of U.S. Treasury bills of $24.9 million. During fiscal year 2024, $19.6 million was used to acquire businesses and $29.9 million was used for net purchases of U.S. Treasury bills.

Cash flows from financing activities. Cash used in financing activities decreased by $53.3 million in fiscal year 2026 compared to fiscal year 2025. The decrease was primarily due to a one-time special dividend of $2.50 per share or $65.0 million, paid during fiscal year 2025. During fiscal years 2026, 2025 and 2024 we repurchased $14.5 million, $1.8 million and $0.6 million, respectively, of our common stock under our stock repurchase program.

Stock Repurchase – The Board has authorized the repurchase of the Company’s outstanding common stock under a program with an aggregate authorization of up to $60.0 million. Repurchases may be made from time to time in the open market or through privately negotiated transactions, depending on market conditions, share price, trading volume and other factors. The program may be suspended or discontinued at any time without prior notice, subject to compliance with applicable insider trading rules and securities laws and regulations.

Since the program’s inception in October 2008, we have repurchased 3,127,900 common shares at an average price of $16.87 per share. During our fiscal year 2026, we repurchased 793,556 shares at an average price of $18.04 per share. As of February 28, 2026, $7.2 million remained available under the program. We may repurchase shares from time to time under the program, subject to Board authorization, market conditions and other factors.

Credit Facility – As of February 28, 2026, we had $0.2 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures for at least the next twelve months from the date of this filing.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. The assumptions used to calculate the pension funding deficit are different from the assumption used to determine the net pension obligations for purposes of our Consolidated Financial Statements. The funding of our Pension Plan is governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the Internal Revenue Code and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021. Under these regulations, the liabilities are discounted using 24-month average corporate bond rates within a specified corridor around the 25-year average. For the remainder of 2026, the effective discount rate is expected to be between 5.30% and 5.40%. We were not required to make, and did not make a contribution to our Pension Plan in fiscal year 2026; however, we contributed $1.2 million in each of fiscal years 2025 and 2024. Given our funded status as of February 28, 2026, and absent any significant negative event, we anticipate that our future contributions will be between $1.0 million and $1.2 million per year, depending on our Pension Plan’s funding.

Inventories – We believe our inventory levels are sufficient to satisfy customer demand, and we expect to maintain adequate access to raw materials to support future business requirements. Recent consolidation within the paper industry and the closure of the sole U.S. mill producing rolls of carbonless paper are expected to create volatility in paper pricing and supply availability. In anticipation of this disruption, we made a strategic decision to increase inventory levels to mitigate the risk of shortages and ensure continuity of supply. We maintain long-term supply agreements with key paper vendors that establish pricing parameters but do not impose minimum purchase obligations. Certain rebate programs, however, are contingent on achieving minimum purchase volumes and management currently expects to meet those requirements. During the current fiscal year, our primary domestic supplier of carbonless papers permanently closed one of its mills, and we are in the process of identifying and transitioning to alternative suppliers on a go-forward basis.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as required. Additionally, we will carefully evaluate capital expenditures for additional equipment to the extent such investments improve our operations and do not jeopardize our strong liquidity position. We expect our capital requirements for fiscal year 2027, exclusive of capital required for possible acquisitions, to be within our historical range of between $4.0 million and $7.0 million.

For the year ended February 2026, we spent approximately $3.7 million on capital expenditures and purchased a leased building for $8.0 million. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2026 that have, or that are reasonably likely to have, a material impact on our results of operations or financial condition. The following table represents our contractual commitments as of February 28, 2026 (in thousands).

		Due in less	Due in	Due in	Due in more
	Total	than 1 year	1-3 years	4-5 years	than 5 years
Estimated pension benefit payments to Pension Plan participants	$40,300	$3,500	$7,700	$8,200	$20,900
Letters of credit	176	176	—	—	—
Operating leases	9,721	4,332	4,279	970	140
Total	$50,197	$8,008	$11,979	$9,170	$21,040

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. While we had no outstanding debt at February 28, 2026, we would be exposed to interest rate risk if we borrow under a credit facility in the future. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. In addition, a decrease in the discount rate could negatively impact our Pension Plan’s funded status. See Critical Accounting Estimates in Item 7 and Note 13 of the Consolidated Financial Statements for further discussion.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A review and evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2026. Based upon that review and evaluation, we have concluded that our disclosure controls and procedures were effective as of February 28, 2026.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 28, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework (“2013 COSO framework”). Based on management’s assessment using those criteria, we believe that, as of February 28, 2026, the Company’s internal control over financial reporting is effective.

In conducting our evaluation, we excluded the assets and liabilities and results of operations of our acquisitions, NEC, ESS and CFC, during fiscal year ended 2026, in accordance with the SEC staff's interpretive guidance concerning management's reporting on internal controls over financial reporting in connection with these acquisitions. The assets and revenues resulting from these acquisitions constituted approximately 12.8% and 5.8%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended February 28, 2026.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly in all material respects our consolidated position, results of operations and cash flows for the period presented.

CohnReznick LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company for the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, and has audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026. Their report on the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, including “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders.

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

Exhibit 10.2	2021 Long-Term Incentive Plan effective on July 15, 2021, incorporated herein by reference to Appendix A of the Registrant's Form DEF 14A filed on June 3, 2021.

Exhibit 19	Insider Trading Policy effective as of May 1, 2025, incorporated herein by reference to Exhibit 19 to the Registrant's Form 10-K filed on May 13, 2025 (File No. 001-05807)

Exhibit 21	Subsidiaries of Registrant*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of Chief Executive Officer.*

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of Chief Financial Officer.*

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.**

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.**

Exhibit 97

Compensation Clawback Policy effective as of September 15, 2023, incorporated herein by reference to Exhibit 97 on Registrant's Annual Report, Form 10-K, fiscal year ended February 29, 2024 filed May 10, 2024 (File No. 001-05807),

Exhibit 101

The following information from Ennis, Inc.’s Annual Report on Form 10-K for the year ended February 28, 2026, filed on May 8, 2026, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

ENNIS, INC.

Date: May 8, 2026	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board,
Chief Executive Officer and President

Date: May 8, 2026	/s/ VERA BURNETT
Vera Burnett
Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 8, 2026	/s/ KEITH S. WALTERS
Keith S. Walters, Chairman of the Board, Chief Executive Officer and President

Date: May 8, 2026	/s/ WALTER D. GRUENES
Walter D. Gruenes, Director

Date: May 8, 2026	/s/ AARON CARTER
Aaron Carter, Director

Date: May 8, 2026	/s/ BARBARA T. CLEMENS
Barbara T. Clemens, Director

Date: May 8, 2026	/s/ MARGARET A. WALTERS
Margaret A. Walters, Director

Date: May 8, 2026	/s/ GARY S. MOZINA
Gary S. Mozina, Director

Date: May 8, 2026	/s/ TROY L. PRIDDY
Troy L. Priddy, Director

Date: May 8, 2026	/s/ ALEJANDRO QUIROZ
Alejandro Quiroz, Director

Date: May 8, 2026	/s/ MICHAEL D. MAGILL
Michael D. Magill, Director

Date: May 8, 2026	/s/ VERA BURNETT
Vera Burnett, Principal Financial and Accounting Officer

ENNIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ennis, Inc. and subsidiaries (the “Company”) as of February 28, 2026 and 2025, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 8, 2026 expressed an unqualified opinion.

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

Critical audit matters

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

May 8, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ennis, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Ennis, Inc. and subsidiaries (the “Company”) as of February 28, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Northeastern Envelope Company (“NEC”), Envelope Superstore (“ESS”), and CFC Print & Mail (“CFC”), which are consolidated starting from their respective acquisition dates of April 11, 2025, April 11, 2025 and November 14, 2025, respectively, in the consolidated financial statements of the Company and constituted approximately 12.8% of assets and 5.8% of net sales as of and for the year ended February 28, 2026. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NEC, ESS, and CFC at February 28, 2026.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of the Company and our report dated May 8, 2026 expressed and unqualified opinion.

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

/s/ CohnReznick LLP

Frisco, Texas

May 8, 2026

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	February 28,	February 28,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$34,570	$67,000
Short-term investments	—	5,475
Accounts receivable, net	37,983	37,037
Other receivables	1,623	1,716
Inventories, net	54,895	38,797
Prepaid expenses	2,699	2,587
Prepaid income taxes	—	128
Total current assets	131,770	152,740
Property, plant and equipment, net	63,341	52,586
Operating lease right-of-use assets, net	9,503	9,833
Goodwill	106,586	94,349
Intangible assets, net	38,832	33,270
Net pension asset	2,208	1,422
Other assets	4,671	4,735
Total assets	$356,911	$348,935

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,291	$13,799
Accrued expenses	16,846	15,339
Current portion of operating lease liabilities	4,244	4,166
Total current liabilities	35,381	33,304
Deferred income taxes	7,309	7,841
Operating lease liabilities, net of current portion	4,971	5,310
Other liabilities	518	500
Total liabilities	48,179	46,955
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at February 28, 2026 and February 28, 2025	75,134	75,134
Additional paid-in capital	127,057	125,452
Retained earnings	201,155	184,430
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(9,496)	(11,426)
Treasury stock	(85,118)	(71,610)
Total shareholders’ equity	308,732	301,980
Total liabilities and shareholders' equity	$356,911	$348,935

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	2026	2025	2024
Net sales	$392,403	$394,618	$420,109
Cost of goods sold	271,992	277,324	294,767
Gross profit	120,411	117,294	125,342
Selling, general and administrative	67,734	65,378	68,830
(Gain) loss from disposal of assets	(13)	(58)	53
Income from operations	52,690	51,974	56,459
Other income (expense)
Interest income (expense)	1,894	4,872	3,973
Other, net	4,010	(1,392)	(1,309)
Total other income (expense)	5,904	3,480	2,664
Earnings from continuing operations before income taxes	58,594	55,454	59,123
Provision for income taxes	15,967	15,232	16,526
Net earnings	$42,627	$40,222	$42,597
Weighted average common shares outstanding
Basic	25,607,789	26,025,452	25,842,798
Diluted	25,692,296	26,159,008	25,940,076
Earnings per share
Basic	$1.66	$1.55	$1.65
Diluted	$1.66	$1.54	$1.64

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	2026	2025	2024
Net earnings	$42,627	$40,222	$42,597
Adjustment to pension, net of taxes	1,930	1,593	1,085
Comprehensive income	$44,557	$41,815	$43,682

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED 2024, 2025, AND 2026

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance March 1, 2023	30,053,443	$75,134	$125,887	$219,459	$(14,104)	(4,266,835)	$(74,944)	$331,432
Net earnings	—	—	—	42,597	—	—	—	42,597
Adjustment to pension, net of deferred tax of $362	—	—	—	—	1,085	—	—	1,085
Dividends paid ($1.00 per share)	—	—	—	(25,860)	—	—	—	(25,860)
Stock based compensation	—	—	1,173	—	—	—	—	1,173
Exercise of stock options and restricted stock	—	—	(807)	—	—	45,959	807	—
Common stock repurchases	—	—	—	—	—	(29,350)	(586)	(586)
Balance February 29, 2024	30,053,443	$75,134	$126,253	$236,196	$(13,019)	(4,250,226)	$(74,723)	$349,841
Net earnings	—	—	—	40,222	—	—	—	40,222
Adjustment to pension, net of deferred tax of $531	—	—	—	—	1,593	—	—	1,593
Dividends paid ($3.50 per share)	—	—	—	(91,988)	—	—	—	(91,988)
Stock based compensation	—	—	3,976	—	—	—	—	3,976
Exercise of stock options and restricted stock	—	—	(4,777)	—	—	281,494	4,950	173
Common stock repurchases	—	—	—	—	—	(91,923)	(1,837)	(1,837)
Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980
Net earnings	—	—	—	42,627	—	—	—	42,627
Adjustment to pension, net of deferred tax of $686	—	—	—	—	1,930	—	—	1,930
Dividends paid ($1.00 per share)	—	—	—	(25,902)	—	—	—	(25,902)
Stock based compensation	—	—	2,510	—	—	—	—	2,510
Exercise of stock options and restricted stock	—	—	(905)	—	—	53,573	948	43
Common stock repurchases	—	—	—	—	—	(793,556)	(14,456)	(14,456)
Balance February 28, 2026	30,053,443	$75,134	$127,057	$201,155	$(9,496)	(4,800,638)	$(85,118)	$308,732

See accompanying notes to Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	2026	2025	2024
Cash flows from operating activities:
Net earnings	$42,627	$40,222	$42,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,047	8,843	9,863
Amortization of intangible assets	8,079	7,726	7,649
(Gain) loss from disposal of assets	(13)	(58)	53
Accrued interest on short-term investments	(25)	(1,057)	(431)
Credit losses	296	301	657
Stock based compensation	2,510	3,976	1,173
Deferred income taxes	(1,218)	(1,695)	(1,653)
Net pension expense	1,829	1,982	1,919
Cash paid to pension plan	—	(1,200)	(1,200)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,088	9,494	8,872
Prepaid expenses and income taxes	72	499	(271)
Inventories	(12,848)	3,066	9,116
Other assets	78	(4,376)	120
Accounts payable and accrued expenses	1,123	(882)	(8,599)
Other liabilities	88	(986)	(796)
Net cash provided by operating activities	52,733	65,855	69,069
Cash flows from investing activities:
Capital expenditures	(11,707)	(5,889)	(6,500)
Purchase of businesses, net of cash acquired	(38,930)	(6,187)	(19,609)
Purchase of investment securities	—	(10,093)	(31,394)
Maturity of investment securities	5,500	35,000	2,500
Proceeds from disposal of plant and property	289	369	9
Net cash provided by (used in) investing activities	(44,848)	13,200	(54,994)
Cash flows from financing activities:
Dividends paid	(25,902)	(91,988)	(25,860)
Common stock repurchases	(14,456)	(1,837)	(586)
Proceeds from exercise of stock options	43	173	—
Net cash used in financing activities	(40,315)	(93,652)	(26,446)
Net change in cash	(32,430)	(14,597)	(12,371)
Cash and cash equivalents at beginning of period	67,000	81,597	93,968
Cash and cash equivalents at end of period	$34,570	$67,000	$81,597

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

Basis of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s last three fiscal years ended on the following days: February 28, 2026, February 28, 2025 and February 29, 2024 (fiscal years ended 2026, 2025 and 2024, respectively).

Segment Reporting. The Company evaluates and reports information based on the manner in which our Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), evaluates performance and allocates resources. The CODM evaluates performance and allocates resources to the business on a consolidated basis, and as such, the Company has concluded it has a single operating and reportable segment. See Note 20.

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

Inventories. The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 5.6% and 7.1% of inventories which are valued at last-in, first-out (“LIFO”) for fiscal years 2026 and 2025, or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The Company provides reserves for excess and obsolete inventory when necessary based upon analysis of quantities on hand, recent sales volumes and reference to market prices.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets, all of which are definite-lived, consist of trademarks and trade names, customer lists, non-compete agreements and technology, and are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a quantitative or qualitative fair-value-based test that compares the fair value of the related business unit to its carrying value.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In a small number of cases and upon customer request, the Company prints and stores commercial printing product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company's warehouses. Approximately $11.1 million, $13.7 million and $15.5 million of revenue was recognized under these arrangements during fiscal years 2026, 2025 and 2024, respectively.

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

The Company does not disaggregate revenue and operates in one sales category consisting of customized commercial printed products, which is reported as net sales on the consolidated statements of operations. The Company does not have material contract assets and contract liabilities as of February 28, 2026 and February 28, 2025.

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

Advertising Expenses. The Company expenses advertising costs as incurred. Catalog and brochure preparation and printing costs, which are considered direct response advertising, are amortized to expense over the life of the catalog, which typically ranges from three to twelve months. Advertising expense was approximately $0.4 million, $0.4 million and $0.5 million during the fiscal years ended 2026, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and then adding the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. This is calculated using the treasury stock method. Potentially dilutive securities are included in diluted earnings per share to the extent their effect is dilutive under the treasury stock method. Securities that are anti-dilutive are excluded from the calculation. The dilutive shares for restricted stock grants are included in the computation for basic and diluted earnings per share.

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

Issued accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 (fiscal year 2028 for the Company) and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements but will result in some disaggregation of the Company's income statement expenses in the notes to the Consolidated Financial Statements.

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands disclosures in a public business entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and to foreign taxing jurisdictions. The Company adopted ASU 2023-09 first in its annual Consolidated Financial Statements for the year ending February 28, 2026, and it was applied retrospectively to all prior periods presented. See Note 14.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Recoveries for the years presented were not significant to the Consolidated Financial Statements. Credit losses have consistently been within management’s expectations.

The following table represents the activity in the Company’s allowance for credit losses for the fiscal years ended (in thousands):

	2026	2025	2024
Balance at beginning of year	$1,713	$1,707	$1,710
Credit losses	296	301	657
Recoveries	(145)	(73)	36
Accounts written off	(247)	(222)	(696)
Balance at end of year	$1,617	$1,713	$1,707

The following table presents a summary of receivables (in thousands):

	2026	2025
Trade receivables, net of allowance for credit losses	$37,983	$37,037
Vendor rebates	1,592	1,649
Other	31	67
	$39,606	$38,753

(3) Short-term Investments and Fair Value Measurements

Short-term investments consist of U.S. Treasury Bills with original maturities of greater than three months but less than twelve months. The Company determines the classification of these securities as trading, available for sale or held-to-maturity at the time of purchase and re-evaluates these determinations at each balance sheet date. The Company did not hold any short‑term investments at February 28, 2026. At February 28, 2025, the Company’s short‑term investments were classified as held‑to‑maturity and were stated at amortized cost, which approximated fair value. When held, the Company's held-to-maturity investments are stated at amortized cost, which approximated fair value, and are periodically assessed for other-than-temporary impairment.

Amortized cost and estimated fair value of investment securities classified as held-to-maturity were as follows at February 28, 2026 and February 28, 2025 (in thousands):

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
February 28, 2026
Investment securities due in less than one year	$—	$—	$—	$—

February 28, 2025
Investment securities due in less than one year	$5,475	$4	$—	$5,479

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s short-term investments in investment securities were Level 1 fair value measure due to the active trading of U.S. Treasury bills. The Company did not hold any Level 2 or 3 financial assets or liabilities measured at fair value on a recurring basis. There were no transfers between levels during the fiscal years ended February 28, 2026 or February 28, 2025.

(4) Inventories

The following table summarizes the components of inventories at the different stages of production as of February 28, 2026 and February 28, 2025 (in thousands):

	2026	2025
Raw material	$35,346	$20,862
Work-in-process	4,344	4,919
Finished goods	15,205	13,016
	$54,895	$38,797

The allowance for aged obsolete inventory at fiscal years ended 2026 and 2025 were $1.9 million and $1.8 million, respectively. The aged inventory allowance is recorded primarily to account for the decrease in market value of general stock inventory that is not manufactured to specific customer order. Inventory write offs were less than $0.1 million in fiscal year ended 2026 and $0.1 million in each of the fiscal years ended 2025 and 2024.

The excess of current costs at FIFO over LIFO stated values was approximately $6.1 million and $5.6 million as of fiscal years ended 2026 and 2025, respectively. During fiscal year 2025 and 2024, reductions in inventory quantities resulted in a liquidation of LIFO inventory layers that had been recorded at costs from prior years that were lower than costs in fiscal years 2024 and 2023, respectively. As a result, cost of sales decreased by approximately $0.7 million and $0.6 million for fiscal years 2025 and 2024, respectively. Cost of sales includes materials, labor and manufacturing overhead related to the purchase and production of inventories.

(5) Property, Plant and Equipment

The following table presents a summary of property, plant and equipment, net:

	February 28,	February 28,
	2026	2025
Plant, machinery and equipment	$160,300	$158,730
Land and buildings	80,712	67,946
Computer equipment and software	10,429	10,597
Other	3,872	3,995
Property, plant and equipment	255,313	241,268
Less accumulated depreciation	191,972	188,682
Property, plant and equipment, net	$63,341	$52,586

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Any acquisition-related costs are expensed as incurred. During fiscal year 2026 and 2025, the acquisition related cost were not significant to the Company's Consolidated Financial Statements.

Acquisition of CFC Print & Mail

On November 14, 2025, the Company acquired the assets and business of CFC Print & Mail ("CFC"), which is based in Grand Prairie, TX for approximately $3.9 million in cash. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values using the information available as of the acquisition date. The Company recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $2.3 million in connection with the transaction, which are deductible for tax purposes. The acquisition of CFC further strengthens our leading position in the business products and commercial print sector.

The following table summarizes the Company's purchase price allocation for CFC as of the acquisition date (in thousands):

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Printing Technologies

On June 26, 2024, the Company acquired the assets and business of Printing Technologies, Inc. ("PTI"), which is based in Indianapolis, Indiana, for approximately $5.5 million in cash. The Company performed an allocation of the total estimated consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on the estimated fair values using the information available as of the acquisition date. The Company recorded intangible assets with definite lives ranging from 2 to 10 years of approximately $2.0 million in connection with the transaction, which are deductible for tax purposes. The acquisition of PTI strengthens our production capabilities and diversifies our product offerings to enable us to better serve our broad customer base.

The following table summarizes the Company's purchase price allocation for PTI as of the acquisition date (in thousands):

Accounts receivable	$1,339
Inventories	1,826
Other assets	100
Right-of-use asset	847
Property, plant and equipment	887
Intangibles	2,012
Operating lease liability	(847)
Accounts payable and accrued liabilities	(633)
Acquisition price	$5,531

During fiscal year 2025, the Company also purchased a customer list in the amount of $0.6 million.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for PTI, NEC, ESS, and CFC are included in the Company’s Consolidated Financial Statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2024). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

	Unaudited	Unaudited	Unaudited
	2026	2025	2024
Pro forma net sales	$399,224	$422,158	$430,470
Pro forma net earnings	42,977	43,332	43,994
Pro forma earnings per share - diluted	$1.67	$1.66	$1.70

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the fiscal years ended 2026 and 2025.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of lease expense for the three fiscal years ended (in thousands):

	2026	2025	2024
Operating lease cost	$5,637	$5,574	$5,632

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,690	$5,653	$5,669

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,877	$5,562	$916

Weighted Average Remaining Lease Terms
Operating leases	2.9 Years	2.8 Years	2.5 Years

Weighted Average Discount Rate
Operating leases	4.27%	4.61%	4.08%

Future minimum lease commitments under non-cancelable operating leases for each of the fiscal years ending are as follows (in thousands):

Operating
Lease
Commitments
2027	$4,332
2028	2,648
2029	1,631
2030	718
2031	252
Thereafter	140
Total future minimum lease payments	$9,721
Less imputed interest	506
Present value of lease liabilities	$9,215

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a quantitative assessment is performed. The quantitative evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for fiscal years 2026, 2025, or 2024.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of February 28, 2026	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	8.2	$34,056	$18,620	$15,436
Customer lists	7.7	93,772	70,763	23,009
Non-compete	0.8	289	250	39
Technology	3.8	650	302	348
Total	7.9	$128,767	$89,935	$38,832

As of February 28, 2025
Definite-lived intangible assets
Trademarks and trade names	6.9	$30,911	$16,544	$14,367
Customer lists	4.8	83,303	64,890	18,413
Non-compete	0.8	261	212	49
Technology	4.8	650	209	441
Total	5.7	$115,125	$81,855	$33,270

Aggregate amortization expense for each of the fiscal years 2026, 2025 and 2024 was approximately $8.1 million, $7.7 million and $7.6 million, respectively.

The Company’s estimated amortization expense for the next five fiscal years is as follows (in thousands):

2027	$7,284
2028	$5,760
2029	$5,119
2030	$3,904
2031	$3,240

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the net carrying amount of goodwill for fiscal years 2026 and 2025 are as follows (in thousands):

Balance as of March 1, 2024	$94,349
Goodwill acquired	—
Balance as of February 28, 2025	94,349
Goodwill acquired	12,237
Balance as of February 28, 2026	$106,586

During fiscal year 2026, $12.2 million was added to goodwill related to the acquisition of NEC and ESS. No goodwill was added related to the acquisition of CFC and PTI during fiscal year 2026 and 2025, respectively.

(9) Accrued Expenses

The following table summarizes the components of other accrued expenses for the fiscal years ended (in thousands):

	February 28,	February 28,
	2026	2025
Employee compensation and benefits	$12,254	$11,505
Taxes other than income	1,435	1,440
Accrued legal and professional fees	558	521
Accrued utilities	118	108
Income taxes payable	1,067	567
Other accrued expenses	1,414	1,198
	$16,846	$15,339

(10) Credit Facility

As of February 28, 2026, the Company has $0.2 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

(11) Shareholders’ Equity

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

During the fiscal year 2026 and 2025, the Company repurchased 793,556 and 91,883 shares of common stock under the program at an average price of $18.04 and $19.79 per share, respectively. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of February 28, 2026, there was $7.2 million available to repurchase shares of the Company’s common stock under the program.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stock Option Plan and Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. Subject to the affirmative vote of the shareholders, the Board adopted the 2021 Long-Term Incentive Plan of Ennis, Inc. (the "Plan") on April 16, 2021 authorizing 1,033,648 shares of common stock for awards. The Plan was approved by the shareholders at the Annual Meeting on July 15, 2021 by a majority vote. The Plan expires June 30, 2031 and all unissued stock will expire on that date. At fiscal year ended February 28, 2026, the Company has 259,560 shares of unissued common stock reserved under the Plan for issuance and uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants on a straight-line basis over the requisite service period. For the fiscal years ended 2026, 2025 and 2024, the Company included in selling, general and administrative expenses, compensation expense related to share based compensation of $2.7 million, $2.9 million and $2.5 million, respectively.

Stock Options

No stock options were granted during fiscal year 2025. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal years 2026 and 2024.

	February 28,	February 29
	2026	2024
Expected volatility	19.95%	19.55%
Expected term (years)	3.0	3.0
Risk free interest rate	3.97%	3.87%
Dividend Yield	4.66%	4.94%
Weighted average grant-date fair value	$2.41	$2.47

The Company had the following stock option activity for fiscal years 2025 and 2026.

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2024	52,500	19.88	9.1	23.0
Granted	—
Forfeited	(12,500)	—
Exercised	(8,749)	—
Outstanding at March 1, 2025	31,251	19.88	8.1	41.3
Granted	10,809	17.27
Terminated	—	—
Exercised	(2,500)	17.27
Outstanding at February 28, 2026	39,560	$19.33	7.6	$70.3
Exercisable at February 28, 2026	26,222	$19.05	7.8	$53.9

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested stock options at February 28, 2026 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2025	26,669	2.47
New grants	10,809	2.41
Vested	(24,140)	2.44
Forfeited	—	—
Unvested at February 28, 2026	13,338	2.47

As of February 28, 2026, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options granted under the Plan. The weighted average remaining requisite service period of the unvested stock options was 0.1 years. All unvested options had a exercise price of $19.88.

Restricted Stock

The following occurred with respect to the Company’s unvested restricted stock awards for each of the three fiscal years 2024, 2025 and 2026:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at March 1, 2023	49,783	$18.99
Granted	21,672	20.31
Terminated	—	—
Vested	(29,324)	18.36
Unvested at February 29, 2024	42,131	$20.11
Granted	19,880	23.24
Terminated	—	—
Vested	(20,344)	20.08
Unvested at February 28, 2025	41,667	$21.61
Granted	37,477	17.99
Terminated	(6,776)	22.46
Vested	(32,307)	19.81
Unvested at February 28, 2026	40,061	$19.53

The total fair value of restricted stock awards vested during fiscal 2026, 2025 and 2024 were $0.6 million, $0.5 million, and $0.6 million, respectively.

As of February 28, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.5 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.9 years. As of February 28, 2026, the Company’s outstanding restricted stock had an underlying fair value of $0.8 million at date of grant.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During fiscal year 2026, no RSUs were granted under the New Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. The award will be based on the Company’s return on equity, EBITDA and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our common stock, which are included in dividends paid in the Consolidated Financial Statements.

The performance-based RSUs will vest no later than March 15, 2027, which is the deadline for the Compensation Committee to determine the extent of the Company’s attainment of the Performance Goals during the Performance Period that ends on February 28, 2027. The time-based RSUs vest ratably over three years from the date of grant.

The following occurred with respect to the Company’s unvested RSUs for fiscal years 2024, 2025 and 2026:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at March 1, 2023	33,274	$20.11	233,819	$23.17
Granted	—	—	—	—
Terminated	—	—	(81,247)	20.32
Vested	(16,635)	20.11	—	—
Unvested at February 29, 2024	16,639	$20.11	152,572	$23.17
Granted (1)	122,303	19.43	238,494	19.97
Change due to performance achievement	—	—	61,337	—
Terminated	(8,695)	19.43	(29,462)	19.97
Vested	(28,286)	19.83	(224,114)	22.59
Unvested at February 28, 2025	101,961	$19.43	198,827	$19.97
Granted	—	—	—	—
Terminated	(5,403)	19.43	—	—
Vested	(28,582)	19.43	—	—
Unvested at February 28, 2026	67,976	$19.43	198,827	$19.97

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

The total fair value of restricted stock unit awards vested during fiscal 2026, 2025 and 2024 were $0.3 million, $4.9 million and $0.3 million, respectively.

As of February 28, 2026, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.7 million over a weighted average remaining requisite service period of 1.1 years. The total remaining unrecognized compensation of performance-based RSUs was approximately $1.5 million over a weighted average

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining requisite service period of 1.1 years. As of February 28, 2026, the Company’s outstanding RSUs had an underlying fair value of $5.6 million at date of grant.

(13) Benefit Plans

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

The Company’s Pension Plan asset allocation, by asset category, is as follows for the fiscal years ended:

	2026	2025
Equity securities	33%	31%
Debt securities	66%	68%
Cash and cash equivalents	1%	1%
Total	100%	100%

The Company adopted a dynamic asset allocation plan ("Glide Path") which assists in optimizing the volatility of the Pension Plan's funded status over the long term. Glide Path is a schedule of planned asset allocation shifts, dependent upon changes in the Pension Plan's funded status. It is expected that the allocation to Liability Hedge Assets (Fixed Income) will increase as the funded status of the Pension Plan improves. The Company’s target asset allocation percentage, by asset class, for the year ended February 28, 2026 is as follows:

Asset Class	Target Allocation Percentage
Cash	1 – 5%
Fixed Income	44 – 64%
Equity	34 – 54%

The Company estimates the long-term rate of return on Pension Plan assets will be 5.5% based upon target asset allocation. Expected returns are developed based upon the information obtained from the Company’s investment advisors. The advisors provide ten-year historical and five-year expected returns on the fund in the target asset allocation. The return information is weighted based upon the asset allocation at the end of the fiscal year. The expected rate of return at the beginning of fiscal year ended 2026 was 5.5%. The rate used in the calculation of fiscal year ended 2025 pension expense was 6.0%.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Pension Plan’s fair value hierarchy for those assets measured at fair value on a reoccurring basis as of February 28, 2026 and February 28, 2025 (in thousands):

	February 28, 2026
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,037	$1,037	$—	$—
Government bonds	12,150	—	12,150	—
Corporate bonds	24,027	—	24,027	—
Domestic equities	17,348	17,348	—	—
Foreign equities	696	696	—	—
	$55,258	$19,081	$36,177	$—

	February 28, 2025
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,010	$1,010	$—	$—
Government bonds	12,547	—	12,547	—
Corporate bonds	23,431	—	23,431	—
Domestic equities	14,603	14,603	—	—
Foreign equities	1,745	1,745	—	—
	$53,336	$17,358	$35,978	$—

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

Pension expense is composed of the following components included in cost of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal years ended (in thousands):

	2026	2025	2024
Components of net periodic benefit cost
Service cost	$605	$663	$673
Interest cost	2,598	2,596	2,456
Expected return on plan assets	(2,839)	(3,019)	(3,104)
Amortization of:
Unrecognized net loss	1,465	1,742	1,894
Settlement charge	—	—	—
Net periodic benefit cost	1,829	1,982	1,919

Other changes in Plan Assets and Projected Benefit Obligation
Recognized in Other comprehensive loss (income)
Net actuarial loss (gain)	(1,151)	(381)	449
Amortization of net actuarial loss	(1,465)	(1,742)	(1,896)
	(2,616)	(2,123)	(1,447)
Total recognized in net periodic pension cost and other comprehensive loss (income)	$(787)	$(141)	$472

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the assumptions used to determine benefit obligations and net periodic pension cost for fiscal years ended:

	2026	2025	2024
Weighted average discount rate (net periodic pension cost)	5.15%	5.15%	5.00%
Earnings progression (net periodic pension cost)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets (net periodic pension cost)	5.50%	6.00%	6.50%
Weighted average discount rate (benefit obligations)	5.15%	5.15%	5.15%
Earnings progression (benefit obligations)	3.00%	3.00%	3.00%

The accumulated benefit obligation (“ABO”), change in projected benefit obligation (“PBO”), change in Pension Plan assets, funded status, and reconciliation to amounts recognized in the consolidated balance sheets are as follows (in thousands):

	2026	2025
Change in benefit obligation
Projected benefit obligation at beginning of year	$51,914	$51,736
Service cost	605	663
Interest cost	2,598	2,596
Actuarial (gain) loss	649	435
Discount Rate change	286	—
Other assumption change	15	107
Benefits paid	(3,018)	(3,623)
Settlement	—	—
Projected benefit obligation at end of year	$53,049	$51,914
Change in plan assets:
Fair value of plan assets at beginning of year	$53,336	$51,816
Company contributions	—	1,200
Gain on plan assets	4,940	3,943
Benefits paid	(3,018)	(3,623)
Fair value of plan assets at end of year	$55,258	$53,336
Funded (unfunded) status	$2,208	$1,422
Accumulated benefit obligation at end of year	$50,795	$48,990

The measurement dates of actuarial valuations used to determine pension and other postretirement benefits is the Company’s fiscal year end. There were no lump sum distributions or non-cash settlement charges in fiscal years 2026 and 2025. The Company did not make a contribution to the Pension Plan during fiscal year 2026 and made a $1.2 million contribution to the Pension Plan during fiscal year 2025. Depending on the Pension Plan’s projected funded status, the Company expects to contribute between $1.0 million and $1.2 million to the Pension Plan during fiscal year 2027.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future benefit payments which reflect expected future service, as appropriate, are expected to be paid to the Pension Plan participants in the fiscal years ended (in thousands):

Year	Projected Payments
2027	$3,500
2028	3,300
2029	4,400
2030	4,200
2031	4,000
2032 – 2036	20,900

401(k) Plan

Effective February 1, 1994, the Company adopted a Defined Contribution 401(k) Plan (the “401(k) Plan”) for its employees. The 401(k) Plan covers substantially all full-time employees who have completed sixty days of service and attained the age of eighteen. Employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan provides for employer matching contributions or discretionary employer contributions for certain employees not enrolled in the Pension Plan for employees of the Company. Eligibility for employer contributions, matching percentage, and limitations depends on the participant’s employment location and whether the employees are covered by the Pension Plan, among other factors. The Company’s matching contributions are immediately vested. The Company made matching 401(k) contributions in the amount of $2.0 million, $1.7 million and $1.8 million in fiscal years ended 2026, 2025 and 2024, respectively.

(14) Income Taxes

The following table represents components of the provision for income taxes for fiscal years ended (in thousands):

	2026	2025	2024
Current expense (benefit):
Federal	$13,536	$13,276	$13,842
State and local	3,649	3,651	4,337
Total current	17,185	16,927	18,179
Deferred expense (benefit):
Federal	(689)	(1,328)	(1,133)
State and local	(529)	(367)	(520)
Total deferred	(1,218)	(1,695)	(1,653)
Total provision for income taxes	$15,967	$15,232	$16,526

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted ASU 2023-09 “Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” on a prospective basis beginning with the fiscal year 2026. The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory amounts and rate to our actual effective amount and rate on income from continuing operations for fiscal year 2026.

	2026	% of Pretax Income
U.S. statutory federal income tax	$12,305	21.0%
State income taxes, net of federal income tax benefit	2,468	4.2%
Effect of changes in tax estimates and other discrete items	502	0.9%
Change in valuation allowance	388	0.7%
Nondeductible executive compensation limitation (IRC Section 162(m))	276	0.5%
Other nontaxable or nondeductible items	29	0.1%
Changes in unrecognized tax benefits (FIN 48)	18	0.0%
Other items	(19)	0.0%
Provision for income taxes	$15,967	27.3%

Reconciling items with an absolute value equal to or greater than 5% of the amount computed by applying the U.S. federal statutory income tax rate to pretax income from continuing operations are separately presented above; remaining items are aggregated based on management’s assessment of materiality.

Internal Revenue Code ("IRC") Section 162(m) limits the amount of deductible compensation for tax purposes paid to certain covered employees. During fiscal 2026, this limitation resulted in additional current tax expense and an increase in the valuation allowance associated with deferred tax assets related to restricted stock compensation.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for the fiscal years ended:

	2025	2024
Statutory rate	21.0%	21.0%
Provision for state income taxes, net of federal income tax benefit	4.5	4.3
Federal true-up	0.2	1.8
Stock compensation and Section 162(m) limitation	1.7	0.9
	27.4%	28.0%

Income taxes paid (net of refunds received) are disaggregated by federal, state, and foreign jurisdictions. Amounts paid to individual jurisdictions that are equal to or greater than 5% of total income taxes paid (net of refunds received) for the period are separately disclosed. The amounts of cash income taxes paid by the Company were as follows:

Income Taxes Paid	2026
Federal	$12,818
State and local	3,722
Total cash taxes paid	$16,540

State income taxes paid are primarily attributable to the following jurisdictions: Illinois (16%), California (14%), Oregon (10%), Virginia (10%), Kansas (9%), and Wisconsin (8%). No other individual state represented more than 5% of total state income taxes paid.

Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes but have not yet been recorded in the consolidated statements of operations. To the extent there are deferred tax assets that are more likely than not to be realized, a valuation allowance would be recorded. Management does not expect to be able to utilize the foreign tax credit before it expires in 2026. Therefore, a full valuation allowance was established in fiscal year 2020. IRC Section 162(m) limits the amount of deductible compensation for tax purposes paid to certain covered employees. The components of deferred income tax assets and liabilities are summarized as follows (in thousands) for fiscal years ended:

Deferred tax assets	2026	2025	2024
Allowance for credit losses	$386	$388	$385
Inventories	1,422	1,169	1,128
Employee compensation and benefits	1,449	1,226	712
Pension and noncurrent employee compensation	343	153	952
benefits
Property tax	250	216	—
Operating lease liabilities	2,522	2,567	2,529
Net operating loss and foreign tax credits	515	542	878
Other	263	309	—
Total deferred tax assets	7,150	6,570	6,584
Less: valuation allowance	(862)	(474)	(408)
Total deferred tax assets, net	$6,288	$6,096	$6,176
Deferred tax liabilities
Property, plant and equipment	$917	$1,535	$3,137
Goodwill and other intangible assets	10,086	9,774	9,739
Right-of-use assets	2,493	2,525	2,466
Other	101	103	139
Total deferred tax liabilities	$13,597	$13,937	$15,481
Net deferred income tax liabilities	$7,309	$7,841	$9,305

At fiscal year ended 2025, the Company had federal net operating loss (“NOL”) carry forwards of approximately $1.9 million. This NOL is related to the acquisitions of Flesh and Impressions Direct. The NOL is subject to a Section 382 limitation of $0.2 million per year and expiring in 2040. Based on historical earnings and expected sufficient future taxable income, management believes it will be able to fully utilize the NOL.

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

At fiscal years ended 2026 and 2025, unrecognized tax benefits related to uncertain tax positions, including accrued interest and penalties of $0.5 million and $0.2 million, respectively, are included in other liabilities on the consolidated balance sheets and would impact the effective rate if recognized. The interest expense associated with the unrecognized tax benefit is not material. A reconciliation of the change in the unrecognized tax benefits for fiscal years ended 2026 and 2025 is as follows (in thousands):

	2026	2025	2024
Balance at March 1, 2025	$165	$238	$202
Additions based on tax positions	299	—	66
Reductions due to lapses of statues of limitations	—	(73)	(30)
Balance at February 28, 2026	$464	$165	$238

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2022. All material state and local income tax matters have been concluded for years through 2021.

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. Other than amounts included in the unrecognized tax benefits, the Company did not recognize any interest or penalties for the fiscal years ended 2026, 2025 and 2024.

(15) Earnings per Share

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common shares were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted earnings per share for the fiscal years ended:

	2026	2025	2024
Basic weighted average common shares outstanding	25,607,789	26,025,452	25,842,798
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	84,507	133,556	97,278
Diluted weighted average common shares outstanding	25,692,296	26,159,008	25,940,076
Earnings per share
Net earnings - basic	$1.66	$1.55	$1.65
Net earnings - diluted	$1.66	$1.54	$1.64
Cash dividends per share	$1.00	$3.50	$1.00

The Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share. The Company's unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation above is prepared on a combined basis. At fiscal year-end 2026, 2025, and 2024, 39,560, 31,251, and 52,500 stock options were excluded from the calculation above, respectively. Their effect would be anti-dilutive.

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

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord sought more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. There was a non-jury trial of the case in March 2026 at which the judge dismissed the

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

landlord’s claim that the Company failed to maintain the premises during the tenancy. The landlord also abandoned some of the alleged categories of damages. The landlord’s other breach of contract claim that the Company failed to surrender the property in good condition remains pending. Initial post-trial briefs are due by June 30, 2026 and a final decision is not expected before the fourth quarter of the 2026 calendar year. The Company has accrued a liability reserve of approximately $0.5 million related to this claim.

(17) Supplemental Cash and Non-Cash Flow Information

Net cash flows from operating activities that reflect cash payments for income taxes, are as follows for the three fiscal years ended (in thousands):

	2026	2025	2024
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$16,540	$16,370	$19,233

(18) Related Party Transactions

The Company leases a facility and sells product to an entity controlled by a board member of the Company. The total right-of-use asset and related lease liability for each of the three fiscal years 2026, 2025 and 2024 was $1.3 million and $1.3 million, $1.7 million and $1.7 million and $0.4 million and $0.4 million, respectively. Total lease payments made to, and sales made to, the related party for each of the three fiscal years 2026, 2025 and 2024 were approximately $0.5 million and $3.5 million, $0.5 million and $2.7 million and $0.4 million and $3.0 million, respectively. The accounts receivable balances for fiscal years 2026 and 2025 were $0.1 million and $0.1 million, respectively.

(19) Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, and trade receivables. Cash and cash equivalents is placed with high-credit quality financial institutions. The Company believes its credit risk with respect to trade receivables is limited due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheets, the Company maintains an allowance for credit losses against its trade receivables to cover the Company’s estimate of credit losses associated with accounts receivable.

Our customer population includes one customer representing 6.2% and 5.3% of consolidated accounts receivables at fiscal year-end 2026 and 2025, respectively. No single customer accounted for more than five percent of our consolidated net sales in fiscal years 2026 and 2025, respectively. No single customer accounted for more than five percent of our consolidated net sales or accounts receivable during fiscal year 2024.

The Company, for quality and pricing reasons, purchases its paper products from a limited number of suppliers. For fiscal years 2026, 2025 and 2024, the Company purchased 59%, 42% and 40%, respectively, of its materials from one third party vendor. As of February 28, 2026 and February 28, 2025, the net amount due to the vendor was $2.4 million and $2.5 million, respectively. While other sources may be available to the Company to purchase these products, they may not be available at the cost or at the quality the Company has come to expect.

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At February 28, 2026, cash balances included $34.1 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits as we have not experienced any losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we cannot be assured that we will not experience losses on our deposits.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Segment Reporting

The Company’s CODM is its Chairman, President, and Chief Executive Officer. The CODM allocates resources on a consolidated basis using consolidated net income, earnings releases, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast.

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

(Dollars in thousands)	2026	2025	2024
Segment operating net sales	$392,403	$394,618	$420,109

Segment operating expenses
Product purchases	126,679	126,993	139,131
Compensation expense	84,051	83,082	85,975
Product supplies	23,121	24,623	26,439
Manufacturing depreciation	8,549	8,275	9,189
Other product cost (1)	29,592	34,351	34,033
Segment cost of goods sold	271,992	277,324	294,767

Segment SG&A expenses
Compensation expense	45,263	43,731	44,261
Depreciation expense	498	568	674
Amortization expense	8,079	7,726	7,649
Other expense (2)	13,894	13,353	16,246
Segment SG&A expenses	67,734	65,378	68,830

Other segment items
(Gain) loss from disposal of assets	(13)	(58)	53
Interest (income) expense	(1,894)	(4,872)	(3,973)
Other expense, net	(4,010)	1,392	1,309
Provision for income tax	15,967	15,232	16,526

Consolidated net earnings	$42,627	$40,222	$42,597

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A other expenses include utility services, bank fee and professional services not included in the manufacturing process.