Form 10-Q
period 2026-05-31
ENNIS, INC.
filed 2026-07-01
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2026

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

As of June 18, 2026, there were 25,298,272 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	May 31,	February 28,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$49,082	$34,570
Accounts receivable, net	34,756	37,983
Other receivables	785	1,623
Inventories, net	56,067	54,895
Prepaid expenses	2,763	2,699
Total current assets	143,453	131,770
Property, plant and equipment, net	61,534	63,341
Operating lease right-of-use assets, net	8,330	9,503
Goodwill	106,586	106,586
Intangible assets, net	36,752	38,832
Pension asset, net	2,208	2,208
Other assets	4,655	4,671
Total assets	$363,518	$356,911

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,251	$14,291
Accrued expenses	21,632	16,846
Current portion of operating lease liabilities	3,801	4,244
Total current liabilities	40,684	35,381
Deferred income taxes	7,398	7,309
Operating lease liabilities, net of current portion	4,253	4,971
Other liabilities	518	518
Total liabilities	52,853	48,179
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at May 31, 2026 and February 28, 2026	75,134	75,134
Additional paid-in capital	125,127	127,057
Retained earnings	204,656	201,155
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(9,230)	(9,496)
Treasury stock	(85,022)	(85,118)
Total shareholders’ equity	310,665	308,732
Total liabilities and shareholders' equity	$363,518	$356,911

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended
	May 31,
	2026	2025
Net sales	$98,615	$97,197
Cost of goods sold	67,532	66,967
Gross profit	31,083	30,230
Selling, general and administrative	17,508	16,947
Gain from disposal of assets	(10)	—
Income from operations	13,585	13,283
Other income (expense)
Interest income	367	550
Other expense, net	(230)	(318)
Total other income (expense)	137	232
Earnings before income taxes	13,722	13,515
Income tax expense	3,843	3,716
Net earnings	$9,879	$9,799
Weighted average common shares outstanding
Basic	25,363,246	25,956,639
Diluted	25,521,039	26,021,247
Earnings per share
Basic	$0.39	$0.38
Diluted	$0.39	$0.38

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended
	May 31,
	2026	2025
Net earnings	$9,879	$9,799
Adjustment to pension, net of taxes	266	343
Comprehensive income	$10,145	$10,142

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance February 28, 2026	30,053,443	$75,134	$127,057	$201,155	$(9,496)	(4,800,638)	$(85,118)	$308,732
Net earnings	—	—	—	9,879	—	—	—	9,879
Adjustment to pension, net of deferred tax of $91	—	—	—	—	266	—	—	266
Dividends paid ($0.25 per share)	—	—	—	(6,378)	—	—	—	(6,378)
Stock based compensation	—	—	379	—	—	—	—	379
Modification of share-based awards	—	—	(2,213)	—	—	—	—	(2,213)
Exercise of stock options and restricted stock	—	—	(96)	—	—	5,406	96	—
Common stock repurchases	—	—	—	—	—	—	—	—
Balance May 31, 2026	30,053,443	$75,134	$125,127	$204,656	$(9,230)	(4,795,232)	$(85,022)	$310,665

Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980
Net earnings	—	—	—	9,799	—	—	—	9,799
Adjustment to pension, net of deferred tax of $114	—	—	—	—	343	—	—	343
Dividends paid ($0.25 per share)	—	—	—	(6,571)	—	—	—	(6,571)
Stock based compensation	—	—	568	—	—	—	—	568
Exercise of stock options and restricted stock	—	—	(343)	—	—	21,933	387	44
Common stock repurchases	—	—	—	—	—	(260,560)	(5,011)	(5,011)
Balance May 31, 2025	30,053,443	$75,134	$125,677	$187,658	$(11,083)	(4,299,282)	$(76,234)	$301,152

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	May 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$9,879	$9,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,159	2,239
Amortization of intangible assets	2,080	1,944
(Gain) loss from disposal of assets	(10)	—
Amortization of discount on short-term investments	—	(25)
Credit losses	107	90
Stock based compensation	379	568
Net pension expense	357	457
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts and other receivables	3,957	(7,340)
Prepaid expenses and income taxes	(64)	(10)
Inventories	(1,172)	(11,798)
Other assets	16	16
Accounts payable and accrued expenses	3,532	11,953
Other liabilities	12	67
Net cash provided by operating activities	21,232	7,960
Cash flows from investing activities:
Capital expenditures	(352)	(1,368)
Purchase of businesses, net of cash acquired	—	(34,931)
Maturity of short-term investments	—	5,500
Proceeds from disposal of plant and property	10	—
Net cash used in investing activities	(342)	(30,799)
Cash flows from financing activities:
Dividends paid	(6,378)	(6,571)
Common stock repurchases	—	(5,011)
Proceeds from exercise of stock options	—	44
Net cash used in financing activities	(6,378)	(11,538)
Net change in cash and cash equivalents	14,512	(34,377)
Cash and cash equivalents at beginning of period	34,570	67,000
Cash and cash equivalents at end of period	$49,082	$32,623

Supplemental disclosure of non-cash items:
Modification of share-based awards from equity to liability	$2,213	$—

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the three months ended May 31, 2026 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026, from which the accompanying consolidated balance sheet at February 28, 2026 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to credit losses, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 (fiscal year 2028 for the Company and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in some disaggregation of the Company’s income statement expenses in the notes to the Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that elects this accounting policy must disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending February 28, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
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

In a small number of cases and upon customer request, the Company prints and stores printed product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company’s warehouse. Approximately $3.5 million and $3.0 million of revenue was recognized under these arrangements during the three months ended May 31, 2026 and 2025, respectively.

Storage revenue for certain customers may be recognized over time rather than at a point in time. The amount of storage revenue is immaterial to the Condensed Consolidated Financial Statements. As the output method for measure of progress is determined to be appropriate, the Company recognizes revenue in the amount for which it has the right to invoice for revenue that is recognized over time and for which it demonstrates that the invoiced amount corresponds directly with the value to the customer for the performance completed to date.

The Company does not disaggregate revenue and operates in one reportable segment consisting of printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. See Note 19. The Company does not have material contract assets or contract liabilities as of May 31, 2026.

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

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

3. Receivables

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

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Recoveries for the three months ended May 31, 2026 and 2025 were not significant to the Condensed Consolidated Financial Statements. Credit losses from continuing operations have consistently been within management’s expectations.

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended
	May 31,
	2026	2025
Balance at beginning of period	$1,617	$1,713
Credit losses	107	90
Recoveries	(116)	—
Accounts written off	(10)	(45)
Balance at end of period	$1,598	$1,758

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

4. Inventories

The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 5.8% and 5.6% of inventories are valued at last-in, first-out (“LIFO”) as of May 31, 2026 and February 28, 2026, respectively, or net realizable value. The excess of current cost at FIFO over LIFO stated values was approximately $6.4 million and $6.1 million as of May 31, 2026 and February 28, 2026, respectively. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The allowance for aged obsolete inventory at May 31, 2026 and February 28, 2026 were $1.9 million and $1.9 million, respectively. The aged inventory allowance is recorded primarily to account for the decrease in market value of general stock inventory that is not manufactured to specific customer order.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	May 31,	February 28,
	2026	2026
Raw material, net	$34,241	$35,346
Work-in-process	5,222	4,344
Finished goods	16,604	15,205
Total inventory, net	$56,067	$54,895

5. Property, Plant and Equipment

The following table presents a summary of property, plant and equipment, net:

	May 31,	February 28,
	2026	2026
Plant, machinery and equipment	$160,207	$160,300
Land and buildings	80,736	80,712
Computer equipment and software	9,906	10,429
Other	3,695	3,872
Property, plant and equipment	254,544	255,313
Less accumulated depreciation	193,010	191,972
Property, plant and equipment, net	$61,534	$63,341

6. Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values with certain limited exceptions permitted under US GAAP. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed in the period incurred. During the three months ended May 31, 2026 and 2025, the acquisition related costs were not significant to the Company's Condensed Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

Acquisition of CFC Print & Mail

On November 14, 2025, the Company acquired the assets and business of CFC Print & Mail ("CFC"), which is based in Grand Prairie, TX for approximately $3.9 million in cash. The Company performed an allocation of the total consideration and recorded the underlying assets acquired (including certain identified intangible assets, consisting primarily of customer lists and trade names) and liabilities assumed based on the estimated fair values using the information available as of the acquisition date. The Company recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $2.3 million in connection with the transaction, which are deductible for tax purposes. The acquisition of CFC further strengthens our leading position in the business products and commercial print sector.

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

Acquisition of Northeastern Envelope Company and Envelope Superstore

On April 11, 2025 the Company acquired the net assets and business of Northeastern Envelope Company ("NEC"), which is based in Old Forge, Pennsylvania, and Envelope Superstore ("ESS") which is based in Hiram, Georgia, for approximately $35.0 million in cash. The Company performed an allocation of the total consideration and recorded the underlying assets acquired (including certain identified intangible assets, consisting primarily of customer lists and trade names) and liabilities assumed based on the estimated fair values prepared by management using the information available as of the acquisition date. All goodwill of $12.2 million recognized as a part of this acquisition is deductible for tax purposes. The Company also recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $11.3 million in connection with the transaction, which are also deductible for tax purposes. The acquisition of NEC and ESS strengthens our production capabilities to serve our customers in the Northeast and Southeast United States.

The following table summarizes the Company's purchase price allocation for NEC and ESS as of the acquisition date (in thousands):

Accounts receivable	$1,585
Inventories	2,914
Right-of-use asset	601
Property, plant and equipment	7,371
Goodwill	12,237
Intangibles	11,348
Operating lease liability	(601)
Accounts payable and accrued liabilities	(458)
Acquisition price	$34,997

The results of operations for NEC, ESS, and CFC are included in the Company’s condensed consolidated financial statements from the respective dates of acquisition. The following table sets forth certain operating information on a pro forma basis as though each acquisition had occurred as of the beginning of the comparable prior period (that is, March 1, 2025). The following pro forma information includes the estimated impact of adjustments such as amortization of intangible assets, depreciation expense and interest expense and related tax effects (in thousands, except per share amounts).

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

	Three months ended
	May 31, 2026	May 31, 2025
Pro forma net sales	$98,615	$101,059
Pro forma net earnings	9,879	10,151
Pro forma earnings per share - diluted	$0.39	$0.39

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the three months ended May 31, 2026 and 2025.

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

Lease expense is recognized in cost of sales and selling, general and administrative expense within the Company's Condensed Consolidated Statements of Operations, based on the underlying nature of the leased asset.

Components of lease expense for the three months ended May 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	May 31, 2026	May 31, 2025
Operating lease cost	$1,267	$1,431

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,278	$1,446

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$2,299

Weighted Average Remaining Lease Terms
Operating leases	2.8 Years	3.0 Years

Weighted Average Discount Rate
Operating leases	4.25%	4.39%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

Future minimum lease commitments under non-cancelable operating leases for the current and next five fiscal years is as follows (in thousands):

Operating
Lease
Commitments
2027 (remaining)	$3,076
2028	2,648
2029	1,631
2030	718
2031	252
2032	140
Total future minimum lease payments	$8,465
Less imputed interest	411
Present value of lease liabilities	$8,054

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and other intangible assets are tested for impairment at the reporting unit level. The annual impairment test of goodwill and intangible assets is performed as of December 1 of each fiscal year.

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required during the three months ended May 31, 2026 and 2025.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of May 31, 2026	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	8.1	$34,056	$19,177	$14,879
Customer lists	7.7	93,772	72,255	21,517
Non-compete	0.7	289	258	31
Technology	3.5	650	325	325
Total	7.8	$128,767	$92,015	$36,752

As of February 28, 2026
Definite-lived intangible assets
Trademarks and trade names	8.2	$34,056	$18,620	$15,436
Customer lists	7.7	93,772	70,763	23,009
Non-compete	0.8	289	250	39
Technology	3.8	650	302	348
Total	7.9	$128,767	$89,935	$38,832

Aggregate amortization expense was $2.1 and $1.9 million for the three months ended May 31, 2026 and 2025, respectively.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2027 (remaining)	$5,204
2028	$5,760
2029	$5,119
2030	$3,904
2031	$3,240
2032	$2,948

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2025	$94,349
Goodwill acquired	12,237
Balance as of February 28, 2026	106,586
Goodwill acquired	—
Balance as of May 31, 2026	$106,586

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

9. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	May 31,	February 28,
	2026	2026
Employee compensation and benefits	$13,047	$12,254
Taxes other than income	1,880	1,435
Accrued legal and professional fees	355	558
Accrued utilities	118	118
Income taxes payable	4,858	1,067
Other accrued expenses	1,374	1,414
	$21,632	$16,846

10. Credit Facility

As of May 31, 2026, the Company had approximately $0.2 million outstanding under a standby letters of credit arrangement secured by a cash collateral bank account.

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

The Company did not repurchase shares of common stock during the three months ended May 31, 2026. During the three months ended May 31, 2025, the Company repurchased 260,560 shares of common stock under the program at an average price of $19.04. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of May 31, 2026, approximately $7.2 million remained available to repurchase shares of the Company’s common stock under the program.

12. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. At May 31, 2026, the Company had one stock compensation plan, the 2021 Long-Term Incentive Plan of Ennis, Inc., adopted by the Board April 16, 2021 and affirmed by vote of the shareholders July 15, 2021 (the “Plan”). The Plan authorized 1,033,648 shares of common stock for awards and expires June 30, 2031 and all unissued stock will expire on that date. As of May 31, 2026, the Company has 441,493 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended May 31, 2026 and 2025, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of approximately $0.4 million and $0.6 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

Stock Options

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended May 31, 2026 and 2025.

	May 31,	May 31,
	2026	2025
Expected volatility	19.87%	19.95%
Expected term (years)	3	3
Risk free interest rate	3.84%	3.97%
Dividend Yield	5.33%	4.66%
Weighted average grant-date fair value	$2.24	$2.41

The Company had the following stock option activity for the three months ended May 31, 2026.

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2026	39,560	$19.33	7.6	$70.3
Granted	10,809	19.76
Exercised	—	—
Outstanding at May 31, 2026	50,369	$19.42	7.9	$52.2
Exercisable at May 31, 2026	50,369	$19.42	7.9	$52.2

A summary of the status of the Company’s unvested stock options at May 31, 2026 and the changes during the three months ended May 31, 2026 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2026	13,338	2.47
New grants	10,809	2.24
Vested	(24,147)	2.37
Forfeited	—	—
Unvested at May 31, 2026	—	—

As of May 31, 2026, there was no unrecognized compensation cost related to unvested stock options granted under the Plan.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the three months ended May 31, 2026:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at March 1, 2026	40,061	$19.53
Granted	—	—
Terminated	—	—
Vested	—	—
Unvested at May 31, 2026	40,061	$19.53

As of May 31, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.4 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.6 years.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

Restricted Stock Units

During the three months ended May 31, 2026, no performance-based or time-based RSUs were granted under the Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA (earnings before interest expense, tax expense, depreciation, and amortization) and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. The RSUs include dividend equivalent rights that entitle the holders to receive cash payments per RSU that are equal to the per share dividends we declare and pay on our common stock, which are included in dividends paid in the Condensed Consolidated Financial Statements.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the three months ended May 31, 2026:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at March 1, 2026 (1)	67,976	$19.43	198,827	$19.97
Granted	—	—	—	—
Terminated	(5,403)	19.43	—	—
Modified (2)	(46,352)	19.43	(135,581)	19.97
Vested	(5,406)	19.43	—	—
Unvested at May 31, 2026	10,815	$19.43	63,246	$19.97

(1) The number of shares of time-based grants may, upon vesting, convert 50% into common stock and the remaining 50% into two incentive stock options for each RSU with an exercise price equal to the closing price of the Company's stock on that date for employees who have not met their stock ownership requirements. The number of shares of performance-based grants includes an estimate 14,595 of additional RSUs at the maximum achievement level of 130% of target payout. Actual shares that may be issued can range from 0% to 130% of target.

(2) During April 2026, the Compensation Committee approved the settlement of certain outstanding RSU awards in cash rather than shares of common stock. As a result, the awards were modified from equity-classified to liability-classified awards under Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company reclassified approximately $2.2 million from additional paid-in-capital to accrued compensation liabilities. Subsequent changes in the liability balance will be recognized through compensation expense until settlement.

As of May 31, 2026, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.1 million over a weighted average remaining requisite service period of 0.9 years. As of May 31, 2026, the total remaining unrecognized compensation of performance-based RSUs was approximately $0.4 million over a weighted average remaining requisite service period of 0.9 years.

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

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

Pension expense is composed of the following components, included in cost of goods sold and selling, general, and administrative expenses in the Company’s consolidated statements of operations (in thousands):

	Three months ended
	May 31,
	2026	2025
Components of net periodic benefit cost
Service cost	$149	$151
Interest cost	659	650
Expected return on plan assets	(732)	(710)
Amortization of:
Unrecognized net loss	281	366
Net periodic benefit cost	$357	$457

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company is not required to make a contribution to the pension plan for fiscal year 2027. As the Company's Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact the Company's funding status, associated liabilities recorded and future required minimum contributions. At May 31, 2026, the Company had a funded pension asset recorded on its condensed consolidated balance sheet of approximately $2.2 million.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended
	May 31,
	2026	2025
Basic weighted average common shares outstanding	25,363,246	25,956,639
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	157,793	64,608
Diluted weighted average common shares outstanding	25,521,039	26,021,247
Earnings per share
Net earnings - basic	$0.39	$0.38
Net earnings - diluted	$0.39	$0.38
Cash dividends per share	$0.25	$0.25

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

15. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At May 31, 2026, cash balances included $48.6 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

16. Related Party Transactions

The Company leases a facility and sells products to entities controlled by a member of the Board. The total right-of-use asset and related lease liability as of May 31, 2026 was $1.2 million and $1.2 million, respectively. The total right-of-use asset and related lease liability as of May 31, 2025 was $1.6 million and $1.6 million, respectively. During the three months, ended May 31, 2026, total lease payments and product sales made to the director-controlled entities were approximately $0.1 million and $0.7 million, respectively. During the three months, ended May 31, 2025, total lease payments and product sales made to the director-controlled entities were approximately $0.1 million and $1.1 million, respectively. The accounts receivable balances as of May 31, 2026 and 2025 were approximately $0.1 and $0.2 million, respectively.

17. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on the Company's estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

The Company's effective tax rate for the three months ended May 31, 2026 and 2025 was 28.0% and 27.5%, respectively. The Company made cash payments for income taxes, net of income tax refunds of approximately $0.1 million and $0.2 million for the three months ended May 31, 2026 and 2025, respectively.

18. Commitments and Contingencies

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

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord sought more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

obligations. There was a non-jury trial of the case in March 2026 at which the judge dismissed the landlord’s claim that the Company failed to maintain the premises during the tenancy. The landlord also abandoned some of the alleged categories of damages. The landlord’s other breach of contract claim that the Company failed to surrender the property in good condition remains pending. Initial post-trial briefs are due by June 30, 2026 and a final decision is not expected before the third quarter of the 2026 calendar year. The Company has accrued a liability reserve of approximately $0.5 million related to this claim.

19. Segment Reporting

The Company’s Chief Operating Decision Maker ("CODM") is its Chairman, President, and Chief Executive Officer. The CODM evaluates performance and allocates resources on a consolidated basis using consolidated net income, earnings releases, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast.

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

	Three months ended May 31,
(Dollars in thousands)	2026	2025
Segment operating net sales	$98,615	$97,197

Segment operating expenses
Product purchases	32,301	30,218
Compensation expense	21,090	21,603
Product supplies	5,907	6,106
Manufacturing depreciation	2,055	2,110
Other product cost (1)	6,179	6,930
Segment cost of goods sold	67,532	66,967

Segment SG&A expenses
Compensation expense	11,932	11,585
Depreciation expense	104	130
Amortization expense	2,080	1,944
Other expense (2)	3,392	3,288
Segment SG&A expenses	17,508	16,947

Other segment items
(Gain) loss from disposal of assets	(10)	—
Interest income	(367)	(550)
Other (income) expense	230	318
Income tax expense	3,843	3,716
Consolidated net earnings	$9,879	$9,799

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A, other expense includes professional services and utility services not included in the manufacturing process.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2026
(unaudited)

20. Subsequent Events

On June 19, 2026 the Board declared a quarterly cash dividend on the Company's common stock of $0.25 per share. The dividend is payable on August 10, 2026 to shareholders of record as of July 10, 2026. The expected payout for this dividend is approximately $6.4 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the unaudited consolidated financial statements and related notes of Ennis, Inc. (collectively with its subsidiaries, the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”), included in Part 1, Item 1 of this report, and with the audited consolidated financial statements and the related notes of the Company included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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

We believe these forward-looking statements are based upon reasonable assumptions. All such statements involve risks and uncertainties, and as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including but not limited to: general economic, business and labor conditions and the potential adverse effects of potential recessionary concerns, inflationary issues, U.S. import tariffs and supply chain disruptions and the potential impact on our operations; our ability to implement our strategic initiatives and control our operational costs; dependence on a limited number of key suppliers; our ability to recover the rising cost of raw materials and other costs (including energy, freight, labor and benefit costs) in markets that are highly price competitive and volatile; uninsured losses, including those from natural disasters, catastrophes, pandemics, theft, sabotage; the impact of future pandemics on the U.S. and local economies, our business operations, our workforce, our supply chain and our customer base; our ability to timely or adequately respond to technological changes in the industry; cybersecurity risks, the impact of the internet and other electronic media on the demand for forms and printed materials; the impact of foreign competition, tariffs, trade regulations and import restrictions; customer credit risk; competitors’ pricing strategies; a decline in business volume and profitability could result in an impairment in our reported goodwill negatively impacting our operational results; our ability to retain key management personnel; our ability to identify, manage or integrate acquisitions.; In addition to the factors indicated above, you should carefully consider the risks described in and incorporated by reference herein and in the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 before making an investment in our common stock.

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of May 31, 2026, we operate approximately 50 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment: printing services. Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

Recent Acquisitions

On November 14, 2025, the Company acquired the net assets and business of CFC which is based in Grand Prairie, Texas. Prior to the acquisition, CFC generated approximately $7.1 million in sales for its fiscal year ended December 31, 2024. CFC specializes in serving a national distributor network with business-document printing and mailing services, offering industry-leading turnaround times and automation.

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

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

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

Production capacity and price competition within our industry – Industry supply of paper products continues to fluctuate as market conditions influence producers to idle, permanently close, or convert paper machines and mills to alternative product lines. These actions, together with ongoing demand declines in certain paper grades, have contributed to supply constraints and pricing volatility across portions of the industry.

During fiscal year 2026, the sole domestic producer of carbonless paper permanently closed its manufacturing facility. In response, we increased inventory levels and developed alternative supply sources. While we continue to transition to these alternative suppliers and do not currently anticipate disruptions to customer service, product availability or product quality, changes in industry supply conditions could result in continued supply constraints and input cost volatility for certain paper grades. In addition, changes in tariff policies, trade regulations and transportation costs may increase raw material, freight and product sourcing costs. Industry conditions continue to reflect ongoing capacity rationalization and pricing actions within certain paper grades.

Margins continue to be affected by volume variability in certain markets, input cost inflation and pricing competition. We seek to mitigate these impacts through disciplined pricing practices, strategic sourcing initiatives, operational efficiency improvements and effective management of our manufacturing cost structure.

Continued consolidation of our customers – Our customers are primarily distributors, many of which are consolidating or are being acquired by competitors. We continue to maintain a high volume of the business with these customers but such consolidations and acquisitions, which we expect to continue, could ultimately affect our sales volumes and margins.

For further information, please see “Cautionary Statement Regarding Forward-Looking Statements,” above and “Risk Factors” contained within our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2026, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended May 31, 2026, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2026.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three months ended May 31, 2026 and the comparative period for 2025 are set forth in the tables below.

Consolidated Summary

Unaudited Condensed Consolidated Statements of	Three months ended May 31,
Operations - Data (in thousands)	2026		2025
Net sales	$98,615	100.0%	$97,197	100.0%
Cost of goods sold	67,532	68.5	66,967	68.9
Gross profit margin	31,083	31.5	30,230	31.1
Selling, general and administrative	17,508	17.8	16,947	17.4
Gain from disposal of assets	(10)	—	—	—
Income from operations	13,585	13.8	13,283	13.7
Other income (expense)	137	0.1	232	0.2
Earnings before income taxes	13,722	13.9	13,515	13.9
Provision for income taxes	3,843	3.9	3,716	3.8
Net earnings	$9,879	10.0%	$9,799	10.1%

Three months ended May 31, 2026 compared to three months ended May 31, 2025

Net Sales. Our net sales were $98.6 million for the quarter ended May 31, 2026, compared to $97.2 million for the same quarter in the prior year, an increase of $1.4 million, or 1.4%. Organic sales volume decreased $3.1 million due to weaker customer demand and ongoing industry-wide pressure in the U.S. printing market. This decline was offset by more than $4.5 million of incremental revenues from acquisitions, primarily reflecting revenues generated during periods not owned in the comparable prior-year quarter. We continue to focus on providing our customers with quality products and responsive customer service.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $0.5 million, or 0.7%, from $67.0 million for the three months ended May 31, 2025 to $67.5 million for the three months ended May 31, 2026. Gross profit was $31.1 million or 31.5% of revenue for the quarter ended May 31, 2026 compared to $30.2 million or 31.1% of revenue for the same quarter in the prior year. Gross margin improvement was primarily attributable to pricing discipline, product mix and the continued integration of acquired operations.

Selling, general, and administrative expense. For the three months ended May 31, 2026, our selling, general, and administrative ("SG&A") expenses were $17.5 million compared to $16.9 million for the three months ended May 31, 2025, an increase of $0.6 million, or 3.6%. As a percentage of net sales, SG&A expenses for the current quarter were 17.8% and 17.4% for the three months ended May 31, 2026 and May 31, 2025, respectively. The increase in SG&A expense is primarily attributable to expenses associated with prior year acquisitions not yet fully integrated, along with higher incentive compensation.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

Gain and loss from disposal of assets. The $10,000 net gain from disposal of assets during the three-month period ended May 31, 2026 was primarily attributed to the sale of unused equipment.

Income from operations. Primarily due to factors described above, our income from operations for the three months ended May 31, 2026 was $13.6 million, or 13.8% of net sales, as compared to $13.3 million, or 13.7% of net sales, for the three months ended May 31, 2025.

Other income (expense). Other income was $0.1 million for the three months ended May 31, 2026 compared to other income of $0.2 million for the three months ended May 31, 2025.

Provision for income taxes. Our effective income tax rate was 28.0% and 27.5% for the three months ended May 31, 2026 and 2025, respectively. The effective tax rate for the three months ended May 31, 2026 was higher than the prior-year period primarily due to changes in state income taxes and nondeductible executive compensation.

Net earnings. Net earnings, due to the factors above, were $9.9 million for the three months ended May 31, 2026 as compared to $9.8 million for the comparable quarter in the prior year. Earnings per diluted share for the three months ended May 31, 2026 were $0.39, compared to $0.38 for the same quarter last year. Diluted earnings per share for the current quarter were positively impacted $0.02 per diluted share from our recent acquisitions.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operating activities. Our principal cash requirements include payments to vendors in the ordinary course of business, capital expenditures, employee compensation and benefits, and dividends to shareholders. As of May 31, 2026, we had a cash balance of $49.1 million. We expect operating cash flows to be consistent with prior periods, and we anticipate reduced purchasing needs over the next several quarters due to our recent strategic stockpiling of carbonless paper inventory. Based on these factors, we believe our cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements the next twelve months. Our capital expenditures to maintain our manufacturing facilities are expected to range between $4.0 million and $7.0 million over the next twelve months, consistent with historical spending levels.

	May 31,	February 28,
(Dollars in thousands)	2026	2026
Working capital	$102,769	$96,389
Cash and cash equivalents	$49,082	$34,570

Working Capital. During the three months ended May 31, 2026, our working capital increased $6.4 million or 6.6%, from $96.4 million at February 28, 2026 to $102.8 million at May 31, 2026. The increase in working capital primarily reflects an increase in cash and cash equivalents of $14.5 million, offset by a decrease in accounts receivables of $4.1 million and an increase in income tax payable of $3.8 million. Our current ratio, calculated by dividing current assets by current liabilities, 3.7 to 1.0 at February 28, 2026, decreased slightly to 3.5 to 1.0 at May 31, 2026.

	Three months ended May 31,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$21,232	$7,960
Net cash used in investing activities	$(342)	$(30,799)
Net cash used in financing activities	$(6,378)	$(11,538)

Cash flows from operating activities. Cash provided by operating activities was $21.2 million for the three months ended May 31, 2026, compared to $8.0 million in the prior comparative period, an increase of $13.3 million. The increase was primarily due to $10.6 million less in cash used for inventories and a favorable $11.3 million change in accounts receivables and other receivables, partially offset by an $8.5 million smaller increase in accounts payables and accrued expenses compared to the prior period.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

Cash flows from investing activities. Cash used in investing activities decreased to $0.3 million in the current quarter from $30.8 million in the prior-year quarter, primarily because the prior-year quarter included $34.9 million of acquisition spending while the current quarter did not.

Cash flows from financing activities. Cash used in financing activities was $6.4 million in the three months ended May 31, 2026 compared to the cash used of $11.5 million in the prior comparative period, primarily due to the lack of share repurchases of $5.0 million.

Credit Facility – As of May 31, 2026, we had $0.2 million outstanding under a standby letter of credit arrangement secured by a cash collateral bank account. It is anticipated that our cash, short-term investments and funds from operating cash flows will be sufficient to fund anticipated future expenditures, including acquisitions.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets, the level of market interest rates and the level of funding. We are not required to contribute to the pension plan for fiscal year 2027. As our pension assets are invested in marketable securities, changes in actual investment returns or in discount rates could change funding status and requirements significantly. At May 31, 2026, we had a funded pension asset of $2.2 million.

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

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for our current fiscal year, exclusive of capital required for possible acquisitions, will be within our historical levels of between $4.0 million and $7.0 million. For the three months ended May 31, 2026, we spent approximately $0.4 million on capital expenditures that was funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2026 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. While we had no outstanding debt at May 31, 2026, we would be exposed to interest rate risk if we borrow under a credit facility in the future. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. In addition, a decrease in the discount rate could negatively impact our Pension Plan’s funded status.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of May 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord sought more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting the landlord’s unreasonable claim. The Court has made a preliminary ruling that defendants failed to maintain the facility’s air conditioning equipment, paved surfaces and roof in good condition even though the landlord had assumed responsibility for some of those maintenance obligations. There was a non-jury trial of the case in March 2026 at which the judge dismissed the landlord’s claim that the Company failed to maintain the premises during the tenancy. The landlord also abandoned some of the alleged categories of damages. The landlord’s other breach of contract claim that the Company failed to surrender the property in good condition remains pending. Initial post-trial briefs are due by June 30, 2026 and a final decision is not expected before the third quarter of the 2026 calendar year. The Company has accrued a liability reserve of approximately $0.5 million related to this claim.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously discussed in our Annual Report on Form 10-K for the year ended February 28, 2026.

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

The Company did not repurchase shares of common stock during the three months ended May 31, 2026. During the three months ended May 31, 2025, the Company repurchased 260,560 shares of common stock under the program at an average price of $19.04. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of May 31, 2026, $7.2 million remained available to repurchase shares of the Company’s common stock under the program.

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, filed on July 1, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: July 1, 2026	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: July 1, 2026	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer