Form 10-Q
period 2026-08-31
ENNIS, INC.
filed 2026-10-05
CIK 33002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2026

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

As of September 25, 2026, there were 25,317,786 shares of the Registrant’s common stock outstanding.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	August 31,	February 28,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$54,011	$34,570
Accounts receivable, net	35,557	37,983
Other receivables	1,987	1,623
Inventories, net	54,305	54,895
Prepaid expenses	2,862	2,699
Prepaid income taxes	156	—
Total current assets	148,878	131,770
Property, plant and equipment, net	61,009	63,341
Operating lease right-of-use assets, net	7,144	9,503
Goodwill	106,586	106,586
Intangible assets, net	34,671	38,832
Pension asset, net	2,208	2,208
Other assets	4,638	4,671
Total assets	$365,134	$356,911

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,027	$14,291
Accrued expenses	20,030	16,846
Current portion of operating lease liabilities	3,262	4,244
Total current liabilities	39,319	35,381
Deferred income taxes	7,487	7,309
Operating lease liabilities, net of current portion	3,595	4,971
Other liabilities	518	518
Total liabilities	50,919	48,179
Shareholders’ equity
Common stock $2.50 par value, authorized 40,000,000 shares; issued 30,053,443 shares at August 31, 2026 and February 28, 2026	75,134	75,134
Additional paid-in capital	125,059	127,057
Retained earnings	207,677	201,155
Accumulated other comprehensive loss:
Minimum pension liability, net of taxes	(8,963)	(9,496)
Treasury stock	(84,692)	(85,118)
Total shareholders’ equity	314,215	308,732
Total liabilities and shareholders' equity	$365,134	$356,911

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three months ended		Six months ended
	August 31,		August 31,
	2026	2025	2026	2025
Net sales	$102,006	$98,676	$200,619	$195,872
Cost of goods sold	71,514	68,574	139,045	135,541
Gross profit	30,492	30,102	61,574	60,331
Selling, general and administrative	16,913	17,719	34,419	34,665
Gain from disposal of assets	—	—	(10)	—
Income from operations	13,579	12,383	27,165	25,666
Other income (expense)
Interest income	391	777	758	1,328
Loss (gain) from legal settlements	(700)	5,298	(700)	5,298
Other expense, net	(226)	(314)	(456)	(633)
Total other income (expense)	(535)	5,761	(398)	5,993
Earnings before income taxes	13,044	18,144	26,767	31,659
Income tax expense	3,652	4,989	7,495	8,706
Net earnings	$9,392	$13,155	$19,272	$22,953
Weighted average common shares outstanding
Basic	25,274,203	25,718,068	25,273,008	25,836,670
Diluted	25,327,517	25,791,647	25,299,308	25,905,625
Earnings per share
Basic	$0.37	$0.51	$0.76	$0.89
Diluted	$0.37	$0.51	$0.76	$0.89

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Six months ended
	August 31,		August 31,
	2026	2025	2026	2025
Net earnings	$9,392	$13,155	$19,272	$22,953
Adjustment to pension, net of taxes	267	343	533	686
Comprehensive income	$9,659	$13,498	$19,805	$23,639

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance May 31, 2026	30,053,443	$75,134	$125,127	$204,656	$(9,230)	(4,795,232)	$(85,022)	$310,665
Net earnings	—	—	—	9,392	—	—	—	9,392
Adjustment to pension, net of deferred tax of $87	—	—	—	—	267	—	—	267
Dividends paid ($0.25 per share)	—	—	—	(6,371)	—	—	—	(6,371)
Stock based compensation	—	—	262	—	—	—	—	262
Exercise of stock options and restricted stock	—	—	(330)	—	—	18,619	330	—
Balance August 31, 2026	30,053,443	$75,134	$125,059	$207,677	$(8,963)	(4,776,613)	$(84,692)	$314,215

Balance February 28, 2026	30,053,443	$75,134	$127,057	$201,155	$(9,496)	(4,800,638)	$(85,118)	$308,732
Net earnings	—	—	—	19,272	—	—	—	19,272
Adjustment to pension, net of deferred tax of $178	—	—	—	—	533	—	—	533
Dividends paid ($0.50 per share)	—	—	—	(12,750)	—	—	—	(12,750)
Stock based compensation	—	—	642	—	—	—	—	642
Modification of share-based awards	—	—	(2,214)	—	—	—	—	(2,214)
Exercise of stock options and restricted stock	—	—	(426)	—	—	24,025	426	—
Balance August 31, 2026	30,053,443	$75,134	$125,059	$207,677	$(8,963)	(4,776,613)	$(84,692)	$314,215

Balance May 31, 2025	30,053,443	$75,134	$125,677	$187,658	$(11,083)	(4,299,282)	$(76,234)	$301,152
Net earnings	—	—	—	13,155	—	—	—	13,155
Adjustment to pension, net of deferred tax of $113	—	—	—	—	343	—	—	343
Dividends paid ($0.25 per share)	—	—	—	(6,506)	—	—	—	(6,506)
Stock based compensation	—	—	779	—	—	—	—	779
Exercise of stock options and restricted stock	—	—	(562)	—	—	31,640	561	(1)
Common stock repurchases	—	—	—	—	—	(196,111)	(3,542)	(3,542)
Balance August 31, 2025	30,053,443	$75,134	$125,894	$194,307	$(10,740)	(4,463,753)	$(79,215)	$305,380

Balance February 28, 2025	30,053,443	$75,134	$125,452	$184,430	$(11,426)	(4,060,655)	$(71,610)	$301,980
Net earnings	—	—	—	22,953	—	—	—	22,953
Adjustment to pension, net of deferred tax of $227	—	—	—	—	686	—	—	686
Dividends paid ($0.50 per share)	—	—	—	(13,076)	—	—	—	(13,076)
Stock based compensation	—	—	1,346	—	—	—	—	1,346
Exercise of stock options and restricted stock	—	—	(904)	—	—	53,573	948	44
Common stock repurchases	—	—	—	—	—	(456,671)	(8,553)	(8,553)
Balance August 31, 2025	30,053,443	$75,134	$125,894	$194,307	$(10,740)	(4,463,753)	$(79,215)	$305,380

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	August 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$19,272	$22,953
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,277	4,519
Amortization of intangible assets	4,160	3,973
(Gain) loss from disposal of assets	(10)	—
Amortization of discount on short-term investments	—	(25)
Credit losses	220	149
Stock based compensation	642	1,346
Net pension expense	711	913
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts and other receivables	1,842	(1,968)
Prepaid expenses and income taxes	(319)	(78)
Inventories	590	(20,767)
Other assets	34	31
Accounts payable and accrued expenses	2,705	7,320
Other liabilities	2	59
Net cash provided by operating activities	34,126	18,425
Cash flows from investing activities:
Capital expenditures	(1,945)	(2,793)
Purchase of businesses, net of cash acquired	—	(34,931)
Maturity of short-term investments	—	5,500
Proceeds from disposal of plant and property	10	270
Net cash used in investing activities	(1,935)	(31,954)
Cash flows from financing activities:
Dividends paid	(12,750)	(13,076)
Common stock repurchases	—	(8,553)
Proceeds from exercise of stock options	—	44
Net cash used in financing activities	(12,750)	(21,585)
Net change in cash and cash equivalents	19,441	(35,114)
Cash and cash equivalents at beginning of period	34,570	67,000
Cash and cash equivalents at end of period	$54,011	$31,886

Supplemental disclosure of non-cash items:
Modification of share-based awards from equity to liability	$2,214	$—

See accompanying notes to condensed consolidated financial statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

1. Significant Accounting Policies and General Matters

Basis of Presentation

These unaudited condensed consolidated financial statements of Ennis, Inc. and its subsidiaries (collectively referred to as the “Company,” “Registrant,” “Ennis,” or “we,” “us,” or “our”) for the six months ended August 31, 2026 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026, from which the accompanying consolidated balance sheet at February 28, 2026 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements ("Consolidated Financial Statements") in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, including those related to credit losses, inventory valuations, property, plant and equipment, intangible assets, pension plan, accrued liabilities, and income taxes. The Company bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Recent Accounting Pronouncements

Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 (fiscal year 2028) for the Company and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in some disaggregation of the Company’s income statement expenses in the notes to the Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that elects this accounting policy must disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending February 28, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements. The Company does not currently expect this adoption to have a material impact on its Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
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

In a small number of cases and upon customer request, the Company prints and stores printed product for customer specified future delivery, generally within the same year as the product is manufactured. In this case, revenue is recognized upon the transfer of control when manufacturing is complete and title and risk of ownership is passed to the customer while the inventory remains in the Company’s warehouse. Revenue recognized under these arrangements was approximately $3.1 million and $3.1 million for the three months ended August 31, 2026 and 2025, respectively, and approximately $6.6 million and $6.1 million for the six months ended August 31, 2026 and 2025, respectively.

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

The Company does not disaggregate revenue and operates in one reportable segment consisting of printed product revenue, which is reported as net sales on the condensed consolidated statements of operations. See Note 18. The Company does not have material contract assets or contract liabilities as of August 31, 2026.

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

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

3. Receivables

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for credit losses is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Accounts receivable relates to credit extended directly to customers in the ordinary course of business.

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Recoveries for the three and six months ended August 31, 2026 and 2025 were not significant to the Condensed Consolidated Financial Statements. Credit losses from continuing operations have consistently been within management’s expectations.

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2026	2025	2026	2025
Balance at beginning of period	$1,598	$1,758	$1,617	$1,713
Credit losses	113	59	220	149
Recoveries	143	87	27	87
Accounts written off	(104)	(245)	(114)	(290)
Balance at end of period	$1,750	$1,659	$1,750	$1,659

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

4. Inventories

The Company values its inventories at the lower of first-in, first out (“FIFO”) cost or market cost, with the exception of approximately 5.8% and 5.6% of inventories valued at last-in, first-out (“LIFO”) as of August 31, 2026 and February 28, 2026, respectively, or net realizable value. The Company regularly reviews inventories on hand, using specific aging categories, and writes down the carrying value of its inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventories may be required. The allowance for aged obsolete inventory at August 31, 2026 and February 28, 2026 was $1.9 million and $1.9 million, respectively. The aged inventory allowance is recorded primarily to account for the decrease in market value of general stock inventory that is not manufactured to specific customer order.

The following table summarizes the components of inventories at the different stages of production as of the dates indicated (in thousands):

	August 31,	February 28,
	2026	2026
Raw material, net	$32,181	$35,346
Work-in-process	5,224	4,344
Finished goods	16,900	15,205
Total inventory, net	$54,305	$54,895

5. Property, Plant and Equipment

The following table presents a summary of property, plant and equipment, net:

	August 31,	February 28,
	2026	2026
Plant, machinery and equipment	$161,201	$160,300
Land and buildings	80,964	80,712
Computer equipment and software	9,890	10,429
Other	3,695	3,872
Property, plant and equipment	255,750	255,313
Less accumulated depreciation	194,741	191,972
Property, plant and equipment, net	$61,009	$63,341

6. Acquisitions

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values with certain limited exceptions permitted under US GAAP. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed in the period incurred. There were no acquisition during the three and six months ended August 31, 2026 and the acquisition related costs during the three and six months ended August 31, 2025 were not significant to the Company's Condensed Consolidated Financial Statements.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

Acquisition of CFC Print & Mail

On November 14, 2025, the Company acquired the assets and business of CFC Print & Mail ("CFC"), which is based in Grand Prairie, Texas for approximately $3.9 million in cash. The Company performed an allocation of the total consideration and recorded the underlying assets acquired (including certain identified intangible assets, consisting primarily of customer lists and trade names) and liabilities assumed based on the estimated fair values using the information available as of the acquisition date. The Company recorded intangible assets with definite lives ranging from 2 to 13 years of approximately $2.3 million in connection with the transaction, which are deductible for tax purposes. The acquisition of CFC further strengthens our leading position in the business products and commercial print sector.

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

	Three months ended		Six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Pro forma net sales	$102,006	$98,676	$200,619	$197,958
Pro forma net earnings	9,392	13,155	19,272	23,218
Pro forma earnings per share - diluted	$0.37	$0.51	$0.76	$0.90

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

Operating lease expense is recognized on a straight-line basis over the lease term, and variable lease payments are expensed as incurred. The Company had no material variable lease costs for the three and six months ended August 31, 2026 and 2025.

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

Components of lease expense for the three and six months ended August 31, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Operating lease cost	$1,267	$1,434	$2,534	$2,865

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,282	$1,446	$2,560	$2,892

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$1,793	$—	$4,092

Weighted Average Remaining Lease Terms
Operating leases	2.7 Years	2.9 Years

Weighted Average Discount Rate
Operating leases	4.23%	4.27%

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

Future minimum lease commitments under non-cancelable operating leases for the current and next five fiscal years are as follows (in thousands):

Operating
Lease
Commitments
2027 (remaining)	$1,800
2028	2,648
2029	1,631
2030	718
2031	252
2032	140
Total future minimum lease payments	$7,189
Less imputed interest	332
Present value of lease liabilities	$6,857

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

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded. A goodwill impairment charge was not required for the three and six months ended August 31, 2026 and 2025.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Weighted
	Average
	Remaining	Gross
	Life	Carrying	Accumulated
As of August 31, 2026	(in years)	Amount	Amortization	Net
Definite-lived intangible assets
Trademarks and trade names	7.9	$34,056	$19,735	$14,321
Customer lists	7.8	93,772	73,746	20,026
Non-compete	0.6	289	267	22
Technology	3.3	650	348	302
Total	7.8	$128,767	$94,096	$34,671

As of February 28, 2026
Definite-lived intangible assets
Trademarks and trade names	8.2	$34,056	$18,620	$15,436
Customer lists	7.7	93,772	70,763	23,009
Non-compete	0.8	289	250	39
Technology	3.8	650	302	348
Total	7.9	$128,767	$89,935	$38,832

Aggregate amortization expense was $2.1 and $4.2 million for the three and six months ended August 31, 2026 and $2.0 and $4.0 million for the three and six months ended August 31, 2025.

The Company’s estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

2027 (remaining)	$3,124
2028	$5,760
2029	$5,119
2030	$3,904
2031	$3,240
2032	$2,948

Changes in the net carrying amount of goodwill as of the dates indicated are as follows (in thousands):

Balance as of March 1, 2025	$94,349
Goodwill acquired	12,237
Balance as of February 28, 2026	106,586
Goodwill acquired	—
Balance as of August 31, 2026	$106,586

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

9. Accrued Expenses

The following table summarizes the components of accrued expenses as of the dates indicated (in thousands):

	August 31,	February 28,
	2026	2026
Employee compensation and benefits (1)	$14,611	$12,254
Taxes other than income	2,141	1,435
Accrued legal and professional fees	1,255	558
Accrued utilities	118	118
Income taxes payable	274	1,067
Other accrued expenses	1,631	1,414
	$20,030	$16,846

(1) As of August 31, 2026, accrued compensation liabilities related to the modified share-based awards described in Note 11 were $2.7 million, compared with $0 as of February 28, 2026, as the awards were not modified until April 2026.

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

The Company did not repurchase shares of common stock during the three and six months ended August 31, 2026. During the three and six months ended August 31, 2025, the Company repurchased 196,111 and 456,671 shares of common stock under the program at an average price of $17.92 and $18.54, respectively. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of August 31, 2026, $7.2 million remained available to repurchase shares of the Company’s common stock under the program.

11. Stock Based Compensation

The Company grants stock options, restricted stock and restricted stock units (“RSUs”) to key executives and managerial employees and non-employee directors. At August 31, 2026, the Company had one stock compensation plan, the 2021 Long-Term Incentive Plan of Ennis, Inc., adopted by the Board April 16, 2021 and affirmed by vote of the shareholders July 15, 2021 (the “Plan”). The Plan authorized 1,033,648 shares of common stock for awards and expires June 30, 2031 and all unissued stock will expire on that date. As of August 31, 2026, the Company has 421,979 shares of unissued common stock reserved under the Plan for issuance. The exercise price of each stock option granted under the Plan equals a referenced price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and an option’s maximum term is ten years. Stock options and restricted stock may be granted at different times during the year and vest ratably over various periods, from grant date up to five years. The Company uses treasury stock to satisfy option exercises and restricted stock awards.

The Company recognizes compensation expense for stock options and restricted stock grants based on the grant date fair value of the award for stock options, restricted stock grants and RSUs on a straight-line basis over the requisite service period. The estimated number of shares to be achieved for performance based RSUs is updated each reporting period. For the three months ended August 31, 2026 and 2025, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.3 million and $0.8 million, respectively. For the six months ended August 31, 2026 and 2025, the Company included in selling, general and administrative expenses, compensation expense related to stock-based compensation of $0.6 million and $1.3 million, respectively.

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

Stock Options

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended August 31, 2026 and 2025.

	August 31,	August 31,
	2026	2025
Expected volatility	19.87%	19.95%
Expected term (years)	3	3
Risk free interest rate	3.84%	3.97%
Dividend Yield	5.33%	4.66%
Weighted average grant-date fair value	$2.24	$2.41

The Company had the following stock option activity for the six months ended August 31, 2026.

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value(a)
	(exact quantity)	Price	Life (in years)	(in thousands)
Outstanding at March 1, 2026	39,560	$19.33	7.6	$70.3
Granted	10,809	19.76
Exercised	—	—
Outstanding at August 31, 2026	50,369	$19.42	7.6	$96.5
Exercisable at August 31, 2026	50,369	$19.42	7.6	$96.5

A summary of the status of the Company’s unvested stock options at August 31, 2026 and the changes during the six months ended August 31, 2026 are presented below:

		Weighted
		Average
	Number	Grant Date
	of Options	Fair Value
Unvested at March 1, 2026	13,338	2.47
New grants	10,809	2.24
Vested	(24,147)	2.37
Forfeited	—	—
Unvested at August 31, 2026	—	—

As of August 31, 2026, there was no unrecognized compensation cost related to unvested stock options granted under the Plan.

Restricted Stock

The following activity occurred with respect to the Company’s restricted stock awards for the six months ended August 31, 2026:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at March 1, 2026	40,061	$19.53
Granted	19,514	21.71
Terminated	—	—
Vested	(18,619)	20.01
Unvested at August 31, 2026	40,956	$20.35

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

As of August 31, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock was approximately $0.8 million. The weighted average remaining requisite service period of the unvested restricted stock awards was 2.2 years.

Restricted Stock Units

During the six months ended August 31, 2026, no performance-based or time-based RSUs were granted under the Plan. The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $19.43 per unit. The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $19.97 per unit. The performance measures include a threshold, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance of the Company. The award will be based on the Company’s return on equity, EBITDA (earnings before interest expense, tax expense, depreciation, and amortization) and adjusted for the Company’s Relative Shareholder Return as measured against a defined peer group. The RSUs include dividend equivalent rights that entitle the holders to receive cash payments per RSU that are equal to the per share dividends we declare and pay on our common stock, which are included in dividends paid in the Condensed Consolidated Financial Statements.

The performance-based RSUs vest on the third anniversary from the date of grant and the time-based RSUs vest ratably over three years from the date of grant.

The following activity occurred with respect to the Company’s restricted stock units for the six months ended August 31, 2026:

	Time-based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at March 1, 2026 (1)	67,976	$19.43	198,827	$19.97
Granted	—	—	—	—
Terminated	(5,403)	19.43	—	—
Modified (2)	(46,352)	19.43	(135,581)	19.97
Vested	(5,406)	19.43	—	—
Unvested at August 31, 2026	10,815	$19.43	63,246	$19.97

(1) The number of shares of time-based grants may, upon vesting, convert 50% into common stock and the remaining 50% into two incentive stock options for each RSU with an exercise price equal to the closing price of the Company's stock on that date for employees who have not met their stock ownership requirements. The number of shares of performance-based grants includes an estimate 45,883 of additional RSUs at the maximum achievement level of 130% of target payout. Actual shares that may be issued can range from 0% to 130% of target.

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

As of August 31, 2026, the total remaining unrecognized compensation cost of time-based RSUs was approximately $0.1 million over a weighted average remaining requisite service period of 0.6 years. As of August 31, 2026, the total remaining unrecognized compensation of performance-based RSUs was approximately $0.3 million over a weighted average remaining requisite service period of 0.6 years.

12. Pension Plan

The Company and certain subsidiaries have a noncontributory defined benefit retirement plan (the "Pension Plan"), covering approximately 11% of the Company’s aggregate employees. Benefits are based on years of service and the employee’s average compensation for the highest five compensation years preceding retirement or termination. Effective January 1, 2009, the Company

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

amended the Pension Plan to exclude any new employees from participation in the Pension Plan. Eligible employees who were hired before January 1, 2009 are still eligible to participate and participating employees continue to accrue benefit service.

Pension expense is composed of the following components, included in cost of goods sold and selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	August 31,		August 31,
	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$149	$152	$298	$303
Interest cost	659	648	1,317	1,298
Expected return on plan assets	(732)	(710)	(1,464)	(1,420)
Amortization of:
Unrecognized net loss	280	366	560	732
Net periodic benefit cost	$356	$456	$711	$913

The Company is required to make contributions to the Pension Plan. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The assumptions used to calculate the pension funding deficit are different from the assumptions used to determine the net pension obligation for purposes of our condensed consolidated financial statements. Due to the enactment of the American Rescue Plan ("ARP") Act of 2021, plan sponsors can calculate the discount rate used to measure the Pension Plan liability using a 25-year average of interest rates plus or minus a corridor. Assuming a stable funding status, the Company would expect to make a cash contribution to the Pension Plan of between $1.0 million and $3.0 million per year. However, changes in actual investment returns or in discount rates could change this amount significantly. The Company is not required to make a contribution to the pension plan for fiscal year 2027. As the Company's Pension Plan assets are invested in marketable securities, fluctuations in market values could potentially impact the Company's funding status, associated liabilities recorded and future required minimum contributions. At August 31, 2026, the Company had a funded pension asset recorded on its condensed consolidated balance sheet of approximately $2.2 million.

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

The following table sets forth the computation for basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	August 31,		August 31,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	25,274,203	25,718,068	25,273,008	25,836,670
Effect of dilutive stock options, restricted stock, time-based RSUs and performance-based RSUs	53,314	73,579	26,300	68,955
Diluted weighted average common shares outstanding	25,327,517	25,791,647	25,299,308	25,905,625
Earnings per share
Net earnings - basic	$0.37	$0.51	$0.76	$0.89
Net earnings - diluted	$0.37	$0.51	$0.76	$0.89
Cash dividends per share	$0.25	$0.25	$0.50	$0.50

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

14. Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Cash is placed with high-credit quality financial institutions. For the purposes of the condensed consolidated statements of cash flows, the Company considers cash to include cash on hand and in bank accounts. The Federal Deposit Insurance Corporation insures accounts up to $250,000. At August 31, 2026, cash balances included $53.5 million that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis. While management does not believe there is significant risk with respect to such deposits, no assurance can be made that the Company will not experience losses on the Company’s deposits.

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

15. Related Party Transactions

The Company leases a facility and sells products to entities controlled by a member of the Board. The total right-of-use asset and related lease liability as of August 31, 2026 was $1.1 million and $1.1 million, respectively. The total right-of-use asset and related lease liability as of August 31, 2025 was $1.5 million and $1.5 million, respectively. During the three months ended August 31, 2026, total lease payments and product sales made to the director-controlled entities were approximately $0.2 million and $0.7 million, respectively. During the six months ended August 31, 2026, total lease payments and product sales made to the director-controlled entities were approximately $0.3 million and $1.4 million, respectively. During the three months ended August 31, 2025, total lease payments and product sales made to the director-controlled entities were approximately $0.2 million and $1.0 million, respectively. During the six months ended August 31, 2025, total lease payments and product sales made to the director-controlled entities were approximately $0.3 million and $2.1 million, respectively. The accounts receivable balances as of August 31, 2026 and 2025 were $0.2 and $0.2 million, respectively.

16. Income Taxes

The Company is subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. The quarterly income tax provision was computed based on the Company's estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period.

The Company's effective tax rate for the three and six months ended August 31, 2026 and 2025 was approximately 28.0% and 27.5%, respectively. The Company made cash payments for income taxes, net of income tax refunds of approximately $8.4 million and $8.8 million for the six months ended August 31, 2026 and 2025, respectively.

17. Commitments and Contingencies

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

ENNIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord sought more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting what the Company believes are unreasonable claims.

There was a non-jury trial of the case in March 2026 at which the judge dismissed the landlord’s claim that the Company failed to maintain the premises during the tenancy due to a lack of damages. The landlord’s other breach of contract claim that the Company failed to surrender the property in good condition remains pending, and Ennis has claimed that most of the surrender conditions of which the landlord complains existed prior to the tenancy commenced.

On September 9, 2026, the trial court issued preliminary findings that the Ennis subsidiary had failed to repair and maintain the premises during the tenancy even though the court had already dismissed the repair and maintenance claim at trial. The Court then made a preliminary finding that the landlord should recover $2.3 million in claimed diminished property value given the property’s condition in 2023 that the landlord had allowed to deteriorate in the four years since Ennis surrendered possession to the landlord in 2019.

Due to what the Company believes are significant legal and factual errors in the Court’s preliminary findings, Ennis will seek further review in the trial court and, if necessary, pursue appellate remedies. Based on consultation with outside legal counsel, management concluded that the $2.3 million amount reflected in the preliminary findings does not represent management's best estimate of probable loss. Accordingly, the Company increased its reserve by approximately $0.7 million during the quarter, resulting in a total reserve of approximately $1.2 million, which management believes represents its best estimate of probable loss as of August 31, 2026.

During the prior year quarter, the Company recognized $5.7 million related to a favorable judgment in an unrelated litigation matter against Wright Printing Company, consisting of actual damages, exemplary damages, attorneys’ fees and $0.4 million of interest income.

18. Segment Reporting

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

FOR THE PERIOD ENDED AUGUST 31, 2026
(unaudited)

(loss) is consolidated net income (loss) as reported on the condensed consolidated statement of operations. In addition, segment assets reviewed by the CODM are reported on the Company’s condensed consolidated balance sheets as total assets.

	Three months ended August 31,		Six months ended August 31,
(Dollars in thousands)	2026	2025	2026	2025
Segment operating net sales	$102,006	$98,676	$200,619	$195,872

Segment operating expenses
Product purchases	34,833	32,519	67,134	62,738
Compensation expense	21,100	21,067	42,190	42,670
Product supplies	5,714	5,825	11,621	11,931
Manufacturing depreciation	2,016	2,152	4,071	4,262
Other product cost (1)	7,851	7,011	14,029	13,940
Segment cost of goods sold	71,514	68,574	139,045	135,541

Segment SG&A expenses
Compensation expense	11,120	11,786	23,052	23,371
Depreciation expense	102	128	206	257
Amortization expense	2,080	2,029	4,160	3,973
Other expense (2)	3,611	3,776	7,001	7,064
Segment SG&A expenses	16,913	17,719	34,419	34,665

Other segment items
(Gain) loss from disposal of assets	—	—	(10)	—
Interest income	(391)	(777)	(758)	(1,328)
Other (income) expense	926	(4,984)	1,156	(4,665)
Income tax expense	3,652	4,989	7,495	8,706
Consolidated net earnings	$9,392	$13,155	$19,272	$22,953

(1) Other product cost includes manufacturing overhead and freight expenses.

(2) SG&A, other expense includes professional services and utility services not included in the manufacturing process.

19. Subsequent Events

On September 18, 2026 the Board declared a quarterly cash dividend on the Company's common stock of $0.2625 per share. The dividend is payable on November 6, 2026 to shareholders of record as of October 9, 2026. The expected payout for this dividend is approximately $6.9 million.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

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

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

We are in the business of manufacturing, designing, and selling business forms and other printed business products primarily to distributors located in the United States. As of August 31, 2026, we operate approximately 50 manufacturing plants throughout the United States in 20 strategically located states as one reportable segment: printing services. Approximately 95% of the business products we manufacture are custom and semi-custom products, constructed in a wide variety of sizes, colors, number of parts, and quantities on an individual job basis, depending upon the customers’ specifications.

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

Recent Acquisitions

On November 14, 2025, we acquired the assets and business of CFC Print & Mail ("CFC"), which is based in Grand Prairie, Texas. In the last full year preceding the acquisition, CFC generated approximately $7.1 million in sales. CFC specializes in serving a national distributor network with business-document printing and mailing services, offering industry-leading turnaround times and automation. The acquisition of CFC further strengthens our leading position in business products and the commercial print sector.

On April 11, 2025, we acquired the assets and business of Northeastern Envelope Company ("NEC"), which is based in Old Forge, Pennsylvania and Envelope Superstore ("ESS") which is based in Hiram, Georgia. In the last full year preceding the acquisition, NEC and ESS generated approximately $26.0 million in sales. The acquisition of NEC and ESS strengthens our envelope converting and printing capabilities to serve our customers in the Northeast United States.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

Our Business Challenges

Our industry is currently experiencing consolidation of traditional supply channels, product obsolescence, paper supplier capacity adjustments, volatility in raw material availability and pricing, and changes in international trade conditions. Technology advances have made electronic distribution of documents, internet hosting, digital printing and print-on-demand solutions valid cost-effective alternatives to traditional custom-printed documents and customer communications. Improved equipment has become more accessible to our competitors. We face highly competitive conditions throughout our supply chain in an already over-supplied, price-competitive print industry. The challenges of our business include the following:

Transformation of our portfolio of products – While traditional business documents are essential in order to conduct business, many are being replaced through the use of cheaper paper grades or imported paper, or displaced by advances in digital technologies, causing steady declines in demand for a portion of our current product line. Transforming our product offerings in order to continue to provide innovative, valuable solutions through lower labor and fixed charges to our customers on a proactive basis will require us to make investments in new and existing technology and to develop key strategic business relationships, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments. In addition, we will continue to look for new market opportunities and niches, including through acquisitions, and to expand our offerings in areas such as envelopes, tags, folders, healthcare wristbands, specialty packaging, direct mail, pressure seal products, secure document, in-mold labels, and long-run integrated high color web print, which provide opportunities for growth and further differentiate us from our competition. The ability to make investments in new and existing technology and/or to acquire new market opportunities through acquisitions is dependent on the Company’s liquidity, capital resources, and operating results.

Production capacity and price competition within our industry – Industry supply of paper products is subject to fluctuation as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or mills, convert them to different product lines, or otherwise adjust production capacity in response to changes in demand, operating costs and market conditions. These actions can affect the availability and pricing of certain grades of paper and other raw materials we purchase.

The only mill located in the United States that produced rolls of carbonless paper ceased production on a permanent basis. In response to this supply disruption, we increased inventory as buffer stock while transitioning to alternative sources of carbonless paper. We have received shipments from alternative suppliers and continue to expect no disruption to customer service, product availability or product quality. Changes in tariff policies, trade regulations and transportation costs may also increase the costs of raw materials, freight and other products we source.

Margins remain under pressure due to weak volumes in parts of the market, volatile input costs and price competition. To protect results, we continue to manage and control product costs through forecasting, production and costing models; strengthening supplier relationships; negotiating favorable procurement terms; and increasing operational efficiency.

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

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended February 28, 2026, includes a description of certain critical accounting estimates, including those with respect to the pension plan, impairment assessments on goodwill and other intangible assets, allowance for credit losses and accounts receivable, and allowance for excess and obsolete inventories, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended August 31, 2026, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended February 28, 2026.

Recent Accounting Pronouncements

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

Results of Operations

The following discussion provides information which we believe is relevant to understanding our results of operations and financial condition. The discussion and analysis should be read in conjunction with the accompanying interim unaudited consolidated financial statements and notes included in this filing. The operating results of the Company for the three and six months ended August 31, 2026 and the comparative period for 2025 are set forth in the tables below.

Consolidated Summary

Unaudited Condensed Consolidated Statements of	Three months ended August 31,				Six months ended August 31,
Operations - Data (in thousands)	2026		2025		2026		2025
Net sales	$102,006	100.0%	$98,676	100.0%	$200,619	100.0%	$195,872	100.0%
Cost of goods sold	71,514	70.1	68,574	69.5	139,045	69.3	135,541	69.2
Gross profit margin	30,492	29.9	30,102	30.5	61,574	30.7	60,331	30.8
Selling, general and administrative	16,913	16.6	17,719	18.0	34,419	17.2	34,665	17.7
Gain from disposal of assets	—	—	—	—	(10)	—	—	—
Income from operations	13,579	13.3	12,383	12.5	27,165	13.5	25,666	13.1
Other income (expense)	(535)	(0.5)	5,761	5.8	(398)	(0.2)	5,993	3.1
Earnings before income taxes	13,044	12.8	18,144	18.4	26,767	13.3	31,659	16.2
Provision for income taxes	3,652	3.6	4,989	5.1	7,495	3.7	8,706	4.4
Net earnings	$9,392	9.2%	$13,155	13.3%	$19,272	9.6%	$22,953	11.7%

Three months ended August 31, 2026 compared to three months ended August 31, 2025

Net Sales. Our net sales were $102.0 million for the quarter ended August 31, 2026, compared to $98.7 million for the same quarter in the prior year, an increase of $3.3 million, or 3.3%. Our acquisitions completed during fiscal year 2026 contributed approximately $2.3 million in revenue during the quarter for the ownership periods not included in the comparable prior-year quarter. Sales from the remaining business increased approximately $1.0 million, reflecting the combined impact of pricing actions, sales volume and product mix.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $2.9 million, or 4.2%, from $68.6 million for the three months ended August 31, 2025 to $71.5 million for the three months ended August 31, 2026. Our gross profit was $30.5 million or 29.9% of revenue for the quarter ended August 31, 2026 compared to $30.1 million or 30.5% of revenue for the same quarter in the prior year. The decrease in gross profit margin primarily reflected higher carbonless paper costs recognized in cost of sales compared with the prior-year quarter. We continue to pursue cost management measures and targeted pricing actions intended to mitigate the effects of market weakness, input cost increases and price competition on our results.

Selling, general, and administrative expense. For the three months ended August 31, 2026, our selling, general, and administrative ("SG&A") expenses were $16.9 million compared to $17.7 million for the three months ended August 31, 2025, a decrease of $0.8 million, or 4.5%. The decrease was primarily attributable to lower incentive compensation expense and other changes in operating expenses. As a percentage of net sales, SG&A expenses for the current quarter were 16.6% compared to 18.0% for the same quarter in the prior year.

Gain and loss from disposal of assets. There were no gains or losses from the disposal of Company assets during the three months ended August 31, 2026.

Income from operations. Primarily due to the factors described above, income from operations was $13.6 million, or 13.3% of net sales, for the three months ended August 31, 2026 compared to $12.4 million, or 12.5% of net sales, for the three months ended August 31, 2025, an increase of $1.2 million or 9.7%.

Other income (expense). Other expense was $0.5 million for the three months ended August 31, 2026 compared to other income of $5.8 million for the same quarter in the prior year. The prior-year quarter included a $5.3 million favorable litigation judgment, while the current quarter included an unrelated $0.7 million litigation charge. Interest income was $0.4 million for the current quarter compared to $0.8 million for the prior-year quarter.

Provision for income taxes. Our effective income tax rate was approximately 28.0% for the three months ended August 31, 2026 compared to approximately 27.5% for the three months ended August 31, 2025. The effective tax rate for the three months ended August 31, 2026 was higher than the prior-year period primarily due to changes in state income taxes and nondeductible executive compensation.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

Net earnings. Net earnings were $9.4 million, or $0.37 per diluted share, for the three months ended August 31, 2026 compared to $13.2 million, or $0.51 per diluted share, for the same quarter in the prior year. The decrease primarily reflected the favorable litigation judgment recognized in the prior-year quarter and the litigation charge recognized in the current quarter, partially offset by improved income from operations.

Six months ended August 31, 2026 compared to six months ended August 31, 2025

Net Sales. Our net sales were $200.6 million for the six months ended August 31, 2026, compared to $195.9 million for the same period in the prior year, an increase of $4.7 million, or 2.4%. Our acquisitions completed during fiscal year 2026 contributed approximately $6.8 million in revenue during the six-month period for the ownership periods not included in the comparable prior-year. Sales from the remaining business decreased approximately $2.1 million primarily reflecting weaker customer demand and ongoing industry-wide pressure in the U.S. printing market.

Cost of Goods Sold and Gross Profit Margin. Our cost of goods sold increased $3.5 million, or 2.6%, from $135.5 million for the six months ended August 31, 2025 to $139.0 million for the six months ended August 31, 2026. Our gross profit was $61.6 million or 30.7% of revenue for the six months ended August 31, 2026 compared to $60.3 million or 30.8% of revenue, for the same period in the prior year. The year-to-date gross profit margin remained relatively consistent despite higher carbonless paper costs recognized during the second quarter.

Selling, general, and administrative expense. For the six months ended August 31, 2026, SG&A expenses were $34.4 million compared to $34.7 million for the six months ended August 31, 2025, a decrease of $0.3 million, or 0.9%. As a percentage of net sales, SG&A expenses were 17.2% and 17.7% for the six month ended August 31, 2026 and 2025, respectively.

Gain and loss from disposal of assets. The $10,000 net gain from disposal of assets during the six-month period ended August 31, 2026 was primarily attributed to the sale of unused equipment.

Income from operations. Primarily due to the factors described above, income from operations was $27.2 million, or 13.5% of net sales for the six months ended August 31, 2026 compared to $25.7 million, or 13.1% of net sales, for the same period in the prior year, an increase of $1.5 million, or 5.8%.

Other income (expense). Other expense was $0.4 million for the six months ended August 31, 2026 compared to other income of $6.0 million for the same period in the prior year. The change primarily reflected the $5.3 million favorable litigation judgment recognized in the prior-year period and the $0.7 million litigation charge recognized in the current period. Interest income was $0.8 million for the current six-month period compared to $1.3 million for the prior-year period.

Provision for income taxes. Our effective income tax rate was approximately 28.0% for the six months ended August 31, 2026 compared to approximately 27.5% for the six months ended August 31, 2025. The effective tax rate for the six months ended August 31, 2026 was higher than the prior-year period primarily due to changes in state income taxes and nondeductible executive compensation.

Net earnings. Net earnings were $19.3 million, or $0.76 per diluted share for the six months ended August 31, 2026 compared to $23.0 million, or $0.89 per diluted share for the same period in the prior year. The decrease primarily reflected the litigation items described above, partially offset by higher income from operations. Our recent acquisitions contributed approximately $0.03 per diluted share for the ownership periods not included in the comparable prior-year period.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operating activities. Our principal cash requirements include payments to vendors in the ordinary course of business, capital expenditures, compensation and benefits, and dividends to shareholders. As of August 31, 2026, we had cash and cash equivalents of $54.0 million and no long-term debt. We currently maintain a significant portion of cash and cash equivalents in interest-bearing money market accounts and funds. Based on our current cash position and anticipated cash flows from operations, we believe our cash on hand and funds generated from operations will be sufficient to meet our operating and capital requirements for at least the next twelve months including anticipated expenditures and acquisition opportunities. Capital expenditures are expected to range between $4.0 million and $7.0 million over the next twelve months, consistent with historical spending levels.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

	August 31,	February 28,
(Dollars in thousands)	2026	2026
Working capital	$109,559	$96,389
Cash and cash equivalents	$54,011	$34,570

Working Capital. During the six months ended August 31, 2026, our working capital increased $13.2 million or 13.7%, from $96.4 million at February 28, 2026 to $109.6 million at August 31, 2026. The increase primarily reflects cash generated from operating activities, partially offset by dividends and capital expenditures. Our current ratio, calculated by dividing our current assets by our current liabilities, increased from 3.7 to 1.0 at February 28, 2026, to 3.8 to 1.0 at August 31, 2026.

	Six months ended August 31,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$34,126	$18,425
Net cash used in investing activities	$(1,935)	$(31,954)
Net cash used in financing activities	$(12,750)	$(21,585)

Cash flows from operating activities. Cash provided by operating activities was $34.1 million for the six months ended August 31, 2026, compared to $18.4 million in the comparative period ended August 31, 2025. Net earnings decreased $3.7 million in the current period. A decrease in accounts receivable provided cash of $1.8 million in the current period compared to an increase in accounts receivable using cash of $2.0 million in the prior year period. A decrease in inventories provided cash of $0.6 million in the current period compared to an increase in inventories using cash of $20.8 million in the prior-year period. An increase in accounts payable and accrued expenses provided cash of $2.7 million in the current period compared to $7.3 million in the prior-year period. The improvement in operating cash flow primarily reflects lower inventory purchasing requirements in the current period as a result of the strategic build of buffer stock in the prior-year period.

Cash flows from investing activities. Cash used in investing activities was $1.9 million in the six months ended August 31, 2026 compared to $32.0 million in the six months ended August 31, 2025. There were no business acquisitions during the current six-month period compared to $34.9 million used to acquire businesses in the same period last year. During the prior year period, approximately $5.5 million of U.S. government treasury bills matured.

Cash flows from financing activities. Cash used in financing activities was $12.8 million in the six months ended August 31, 2026 compared to $21.6 million in the six months ended August 31, 2025. The difference is attributed to share repurchases of $8.6 million in six month ended August 31, 2025 and no share repurchases in the six months ended August 31, 2026.

Pension Plan – The funded status of our Pension Plan is dependent on many factors, including returns on invested assets and market interest rates. We are not required to make a contribution to the Pension Plan for fiscal year 2027 and did not make a contribution during the six months ended August 31, 2026. Future contributions, if any, will depend on the Pension Plan’s funded status and applicable funding requirements. Changes in investment returns or discount rates could significantly affect the Pension Plan’s funded status and future funding requirements. At August 31, 2026, we had a funded pension asset of $2.2 million.

Inventories – We believe our inventory levels are sufficient to satisfy customer demand and we anticipate having adequate sources of raw materials to support future business requirements. In fiscal year 2026, following the closure of the only U.S. mill producing rolls of carbonless paper, we increased inventory levels to mitigate potential supply shortages and maintain supply continuity while qualifying alternative sources. We have an agreement with and have received shipments from a carbonless paper supplier whom we anticipate will be a successful partnership. We maintain long-term supply agreements with key paper vendors that establish pricing parameters but do not impose minimum purchase obligations. Certain rebate programs, however, are contingent on achieving minimum purchase volumes and management currently expects to meet those requirements.

Capital Expenditures – We continue to make capital expenditures for operational maintenance purposes, as may be required. Additionally, we will carefully review and make capital expenditures for additional equipment to the extent such additions make economic sense by improving our operations and not jeopardizing our strong liquidity position. We expect our capital requirements for fiscal year 2027, exclusive of capital required for possible acquisitions, will be within our historical range of between $4.0 million and $7.0 million. For the six months ended August 31, 2026, we spent approximately $1.9 million on capital expenditures that were funded out of our cash balance. We expect to generate sufficient cash flows from our operating activities to cover our operating and other normal capital requirements for the foreseeable future.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

Contractual Obligations – There have been no significant changes in our contractual obligations since February 28, 2026 that have, or are reasonably likely to have, a material impact on our results of operations or financial condition. We do not have off-balance sheet arrangements or special-purpose entities.

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Interest Rates

From time to time, we are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. While we had no outstanding debt at August 31, 2026, we would be exposed to interest rate risk if we borrow under a credit facility in the future. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not use derivative instruments for trading purposes. In addition, a decrease in the discount rate could negatively impact our Pension Plan’s funded status.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Our controls and procedures are tested and evaluated at regular intervals to confirm that they are adequate and followed by our personnel to prevent misstatement of the Company’s financial statements. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of August 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three and six months ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Ennis and one of its subsidiaries are defendants in a lawsuit in Arizona concerning the lease of the former B&D Litho facility that was closed in 2019. The plaintiff landlord generally alleges that the defendants failed to maintain the leased premises in good condition. The landlord sought more than $4.0 million in repair costs and other consequential damages even though the landlord sold the facility without making the supposedly necessary repairs. The Company has denied the landlord’s allegations and is vigorously contesting what the Company believes are unreasonable claims.

There was a non-jury trial of the case in March 2026 at which the judge dismissed the landlord’s claim that the Company failed to maintain the premises during the tenancy due to a lack of damages. The landlord’s other breach of contract claim that the Company failed to surrender the property in good condition remains pending, and Ennis has claimed that most of the surrender conditions of which the landlord complains existed prior to the tenancy commenced.

On September 9, 2026, the trial court issued preliminary findings that the Ennis subsidiary had failed to repair and maintain the premises during the tenancy even though the court had already dismissed the repair and maintenance claim at trial. The Court then

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

made a preliminary finding that the landlord should recover $2.3 million in claimed diminished property value given the property’s condition in 2023 that the landlord had allowed to deteriorate in the four years since Ennis surrendered possession to the landlord in 2019.

Due to what the Company believes are significant legal and factual errors in the Court’s preliminary findings, Ennis will seek further review in the trial court and, if necessary, pursue appellate remedies. Based on consultation with outside legal counsel, management concluded that the $2.3 million amount reflected in the preliminary findings does not represent management's best estimate of probable loss. Accordingly, the Company increased its reserve by approximately $0.7 million during the quarter, resulting in a total reserve of approximately $1.2 million, which management believes represents its best estimate of probable loss as of August 31, 2026.

During the prior year quarter, the Company recognized $5.7 million related to a favorable judgment in an unrelated litigation matter against Wright Printing Company, consisting of actual damages, exemplary damages, attorneys’ fees and $0.4 million of interest income.

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

The Company did not repurchase shares of common stock during the three and six months ended August 31, 2026. During the three and six months ended August 31, 2025, the Company repurchased 196,111 and 456,671 shares of common stock under the program at an average price of $17.92 and $18.54, respectively. Since the program’s inception in October 2008, there have been 3,127,900 common shares repurchased at an average price of $16.87 per share. As of August 31, 2026, $7.2 million remained available to repurchase shares of the Company’s common stock under the program.

Items 3, 4 and 5 are not applicable and have been omitted

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

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

Exhibit 101

The following information from Ennis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, filed on October 5, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ENNIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENNIS, INC.

Date: October 5, 2026	/s/ Keith S. Walters
Keith S. Walters
Chairman, Chief Executive Officer and President

Date: October 5, 2026	/s/ Vera Burnett
Vera Burnett
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer